Form 10-Q
period 1995-03-29
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1995-05-11
CIK 784539

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-Q


    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter ended March 29, 1995

                Commission File No. 0-14311

                   FAMILY STEAK HOUSES OF

                       FLORIDA, INC.

Incorporated under the laws of           IRS Employer
Florida                                  Identification
                                         No. 59-2597349


                   2113 FLORIDA BOULEVARD
                NEPTUNE BEACH, FLORIDA 32266

         Registrant's Telephone No. (904) 249-4197


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X      No_____


   Title of each class          Number of shares outstanding

      Common Stock                       10,815,070
     $.01 par value                  As of May 5, 1995

Financial Statements


     Family Steak Houses of Florida, Inc.
     Consolidated Statements of Earnings


     (Unaudited)                               For The Quarters Ended
                                             --------------------------
                                               March 29     March 30,
                                                  1995          1994
                                              ------------  ------------


     Sales                                   $11,342,100   $12,042,500
     Cost and expenses:
       Food and beverage                       4,443,800     4,866,300
       Payroll and benefits                    2,917,000     3,170,100
       Depreciation and amortization             440,600       515,500
       Other operating expenses                1,553,100     1,560,800
       General and administrative expenses       606,300       571,100
       Franchise fees                            340,300       529,200
       Loss from joint venture                    26,700            --
                                              10,327,800    11,213,000
                                             ------------  ------------
             Earnings from operations          1,014,300       829,500
     Interest and other income                   141,000        22,700
     Loss on disposition of equipment            (25,000)      (25,000)
     Interest expense                           (449,700)     (485,700)
                                             ------------  ------------
             Earnings before income taxes        680,600       341,500
     Provision for income taxes                  102,000       127,800
                                             ------------  ------------
             Net earnings                       $578,600      $213,700
                                             ============  ============
     Net earnings per common and equivalent
        share                                      $0.05         $0.02
                                             ============  ============
     Weighted average common shares
         and equivalents                      11,084,000    10,822,000
                                             ============  ============
     See accompanying notes to consolidated financial statements.



    Family Steak Houses of Florida, Inc.
    Consolidated Balance Sheets
    (Unaudited)                                  March 29,    December 28,
                                                 1995          1994


    ASSETS                                      ------------  ------------
Current assets:
      Cash and cash equivalents                  $2,137,600    $1,603,100
      Investments                                   710,700       710,700
      Receivables                                   133,300       104,900
      Income taxes receivable                       182,500       332,200
      Current portion of mortgage receivable        103,200        32,500
      Inventories                                   313,500       324,800
      Prepaids and other current assets             196,600       475,500
                                                ------------  ------------
        Total current assets                      3,777,400     3,583,700

    Mortgages receivable                          1,292,700       537,500
    Property and equipment:
      Land                                        9,342,200     9,677,800
      Buildings and improvements                 18,204,200    18,726,800
      Equipment                                  11,489,800    11,139,500
                                                ------------  ------------
                                                 39,036,200    39,544,100
      Accumulated depreciation                  (12,570,200)  (12,648,200)
                                                ------------  ------------
              Net property and equipment         26,466,000    26,895,900

    Investment in joint venture                      73,300       100,000
    Property held for resale                        568,300     1,039,300
    Other assets, principally deferred charges,
      net of accumulated amortization               623,600       652,200
                                                ------------  ------------
                                                $32,801,300   $32,808,600
                                                ============  ============
    LIABILITIES   AND  SHAREHOLDERS'  EQUITY
    Current liabilities:
      Accounts payable                            1,792,500     1,462,900
      Accrued liabilities                         3,349,300     3,942,900
      Current portion of long-term debt             845,400       851,200
                                                ------------  ------------
        Total current liabilities                 5,987,200     6,257,000

    Long-term debt                               15,844,600    16,304,800
    Deferred revenue                                 55,200        55,200
    Other non-current liabilities                   248,300       198,300
                                                ------------  ------------
        Total liabilities                        22,135,300    22,815,300
    Shareholders' equity:
      Preferred stock of $.01 par;
          authorized 10,000,000 shares;
          none issued                                    --            --
      Common stock of $.01 par;
           authorized 20,000,000 shares;
          outstanding  10,785,100 shares in 1995
          and 10,725,200 in 1994                    107,900       107,300
      Additional paid-in capital                  8,095,800     8,002,300
      Retained earnings                           2,462,300     1,883,700
                                                ------------  ------------
                 Total shareholders' equity      10,666,000     9,993,300
                                                ------------  ------------
                                                $32,801,300   $32,808,600
                                                ============  ============

See accompanying notes to consolidated financial statements.


      Family Steak Houses of Florida, Inc.
      Consolidated Statements of
      Cash Flows
      (Unaudited)
                                                     For the Quarters Ended
                                                     --------------------------
                                                      March 29,     March 30,
                                                         1995          1994
                                                     ------------  ------------
    Operating activities:
      Net earnings                                      $578,600      $213,700
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
        Depreciation and amortization                    440,600       515,500
        Directors' fees in the form of stock options      12,500        10,000
        Loss from joint venture                           26,700            --
        Amortization of loan discount                     33,000        33,000
        Amortization of loan fees                         18,000        29,700
        Loss on disposition of equipment                  25,000        25,000
        Decrease (increase) in:
          Receivables                                    (28,400)        5,500
          Income tax receivable                          149,700            --
          Inventories                                     11,300       (37,300)
          Prepaids and other current assets              278,900        88,500
        Increase (decrease) in:.
          Accounts payable                               329,600       374,400
          Accrued liabilities                           (639,300)      234,600
          Other non-current liabilities                   50,000       (25,000)
          Deferred income taxes                               --       127,800
                                                     ------------  ------------
    Net cash provided by operating activities          1,286,200     1,595,400

    Investing activities:
      Net proceeds from sale of land held for resale     471,000            --
      Proceeds from sale of restaurant                   106,600            --
      Proceeds from notes receivable                       9,100            --
      Capital expenditures                              (821,000)     (207,100)
                                                     ------------  ------------
    Net cash used by investing activities               (234,300)     (207,100)

    Financing activities:
      Payments on long-term debt                        (518,000)     (202,300)
      Proceeds from the issuance of common stock             600            --
                                                     ------------  ------------
    Net cash used by financing activities               (517,400)     (202,300)

    Net increase in cash and cash equivalents            534,500     1,186,000
    Cash and cash equivalents - beginning of period    1,603,100     1,513,200
                                                     ------------  ------------
    Cash and cash equivalents - end of period         $2,137,600    $2,699,200
                                                     ============  ============
    Supplemental disclosures of cash flow information:

        Cash paid during the quarter for interest       $420,500      $408,100
                                                     ============  ============
        Non-cash transactions:
        Mortgage receivable as partial proceeds
         on property sale                               $835,000      $     --
                                                     ============  ============
        Warrants issued                                  $81,000      $     --
                                                     ============  ============
        Accrued interest reclassed to long-term debt    $100,000      $     --
        Equipment from closed restaurants transferred============  ============
            other current assets                        $     --       $55,800
                                                     ============  ============
    See accompanying notes to consolidated financial statements.


              FAMILY STEAK HOUSES OF FLORIDA, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 29, 1995

                           (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the thirteen week period ended March 29, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1996. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1994.

The consolidated financial statements include the accounts of the
Company and  its  wholly-owned  subsidiaries.    All  significant
intercompany  profits,   transactions  and   balances  have  been
eliminated.

Note 2.  Earnings Per Share

Earnings per share for the thirteen weeks ended March 29, 1995 and March 30, 1994 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option and stock warrants.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended March 29, 1995 versus March 30, 1994

     The Company experienced a decrease in sales during the first thirteen weeks of 1995 compared to the first thirteen weeks of 1994, primarily because it operated three fewer restaurants in 1995. First quarter sales decreased 5.8% to $11,342,100 from $12,042,500 for the same period in 1994. Earnings from operations increased 22.3% to $1,014,300 in 1995 from $829,500 for the same period in 1994, primarily as a result of closing unprofitable restaurants, lower food and beverage costs and lower franchise fees as a percentage of sales. The Company operated twenty-four Ryan's restaurants at March 29, 1995 compared to twenty-six Ryan's restaurants and one Wrangler's restaurant at March 30, 1994. Sales at restaurants open throughout both three-month periods increased 1.1%. Average sales per restaurant increased 6.0% from the same period in 1994.

   The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents, and licenses. The Company's food, beverage, payroll, and employee benefit costs as a percentage of sales are believed to be higher than the industry average, due to the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 82.5% in the first quarter of 1995 from 84.0% in same quarter of 1994.

     Food and beverage costs decreased as a percentage of sales from 40.4% in 1994 to 39.2% in 1995, due primarily to lower beef costs and to sales price increases implemented throughout 1994. Payroll and benefit costs as a percentage of sales decreased to 25.7% in 1995 from 26.3% in 1994, primarily due to the increase in average store sales, which resulted in increased efficiencies in labor scheduling.

      Depreciation and amortization expenses decreased as a percentage of sales in the first quarter of 1995, compared to the same period of 1994, primarily as a result of certain assets becoming fully depreciated or amortized. Franchise fees decreased to 3.0% of sales in 1995 from 4.40% in 1994 in accordance with the Company's amended Franchise Agreement.

     General and administrative expenses as a percentage of sales were 5.3% in the first quarter of 1995 compared to 4.7% in the same quarter in 1994. This increase was primarily due to costs associated with settlement of an outstanding lawsuit, as well as the addition of a new Vice President of Operations and two field supervisor positions which were vacant in the prior year.


     Interest expense as a percentage of total sales was 4.0% for the first quarter of 1995 and 1994. Interest expense decreased to $449,700 in the first quarter of 1995 versus $485,700 in the same quarter of 1994. The decrease was due primarily to lower outstanding principal balances, resulting from principal payments made throughout the last twelve months, and due to a lower interest rate on the Company's obligations to the Travelers Insurance Company and certain of its affiliates.

     The effective income tax rate for the first three months of 1995 was 15.0%, compared to 37.4% in 1994. The reduction was due to the utilization of tax credits and the realization of deferred tax assets for which a reserve had been provided in prior periods.

     Net earnings were $578,600 and $213,700 in the first quarters of 1995 and 1994, respectively. Earnings per share for the quarter were 5 cents in 1995 compared to 2 cents in 1994.

       The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended March 29, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1996.

Recent Developments

     In  March   1995,  the  Company  entered  into  amended  and
restructured debt agreements with its lenders. For a complete discussion of the debt restructure, see "Liquidity and Capital
Resources" below.

     In December 1994, the Company formed a subsidiary, Family Steak JV, Inc. which acquired a 50% ownership in a limited liability corporation, Cross Creek Barbeque, L.C. ("Cross Creek"), for the purpose of opening a new restaurant. The Company contributed the equipment formerly utilized by its Wrangler's Roadhouse, Inc. subsidiary to Cross Creek and the other 50% owner of Cross Creek contributed the cash necessary to remodel and open the new Cross Creek restaurant. Wrangler's Roadhouse, Inc. leases the land and building it formerly occupied to Cross Creek. The Cross Creek restaurant opened in January 1995. As a result of higher than anticipated operating costs, the joint venture suffered a loss during the first quarter of 1995. The Company's share of the joint venture loss during the first quarter of 1995 was $26,700.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At March 29, 1995, the Company had a working capital deficit of $2,209,800 compared to a working capital deficit of $2,673,300 at December 28, 1994. The decrease in the working capital deficit during the first three months in 1995 was due primarily to net earnings generated in the first quarter of 1995.

     Cash provided by operating activities decreased 19.4% to $1,286,200 in the first quarter of 1995 from $1,595,400 in the first quarter of 1994, primarily due to reductions in accrued liabilities as a result of timing of payments.

     The Company spent approximately $821,000 in the first quarter of 1995 and $207,100 in the first quarter of 1994 for equipment and improvements. Capital expenditures for 1995 and 1996 are estimated to be $2,225,000 and $750,000, respectively. The Company projects that cash generated from operations will be sufficient to fund these improvements.

     In March 1995, the Company entered into an Amended and Restated Note Agreement, dated as of February 1, 1995, with The Travelers Insurance Company and certain of its affiliates ("the Travelers Agreement"). The Travelers Notes are due May 30, 1998 and provide for an interest rate of 9.0% with $65,000 monthly in principal reductions beginning January 1, 1996. As of March 29, 1995, the outstanding balance due under the Travelers Notes was $11,672,800.

     The Travelers Agreement includes detachable Warrants for purchases of up to 1,750,000 shares of the Company's common stock at an exercise price of $.40 per share. The Travelers Notes are secured by second mortgages on twenty-two Company restaurant properties. The Travelers Agreement provides for various convenants including prepayment options, the maintenance of prescribed debt service coverages, limitations on the declaration of cash dividends, sale of assets, and certain other restrictions.

     Also in March 1995, the Company entered into an Amended and Restated Loan Agreement with The Daiwa Bank, Limited, and SouthTrust Bank of Alabama, National Association (the "Bank Loan") which extends the maturity date of the Bank Loan until May 30, 1998. The Bank Loan bears interest at prime rate plus 0.50%, with monthly principal payments of $41,250 beginning April 1, 1995 ($67,100 prior to April 1, 1995). The Bank Loan is secured by first mortgages on twenty-two of the Company's restaurant properties, and provides for various covenants substantially consistent with those of the Travelers Agreement. As of March 29, 1995, the outstanding balance under the Bank Loan was $4,575,400.

Impact of Inflation

     Costs of food, beverage, and labor are the expenses most affected by inflation in the Company's business. Althrough inflation has not been a major factor for the past several years, there can be no assurance that it will not be in the future. A significant number of the Company's personnel are paid at the federally established minimum wage level, which was last increased April 2, 1991. Sale prices were increased approximately 4% in 1994.

 PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Prior to the execution of The Travelers Agreement and the Bank Loan, the Company was in default of certain covenants associated with the previous debt agreements. Upon execution of the new debt agreements, the Company was no longer in default of any debt covenants.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are filed as part of this report on Form 10-Q, and this list comprises the
          Exhibit Index.

          No. Exhibit

          4.01 Specimen Stock Certificate for shares of the Company's Common Stock (Exhibit 4.01 to the Company's
          Registration Statement  on Form  S-1, Registration  No.
          33-1887, is incorporated herein by reference.)

          4.02 Amended and Restated Loan Agreement, dated March 14, 1995, by the Company and certain of its subsidiaries, as borrowers, in favor of The Daiwa Bank, Limited, and SouthTrust Bank of Alabama, National Association, as lenders. (Exhibit 10.04 to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.)

          4.03 Second Amended and Restated Renewal Mortgage and Security Agreement and Mortgage Spreading Agreement, dated March 14, 1995, by the Company as mortgagor, and The Daiwa Bank, Limited, and SouthTrust Bank of Alabama, National Association, as lenders. (Exhibit
          10.05 to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.)

          4.04 Amended and Restated Senior Note Agreement, dated as of February 1, 1995, by the Company and certain of its subsidiaries, as maker, and The Phoenix Insurance Company, and The Travelers Insurance Company, as noteholders. (Exhibit 10.06 to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.)

          4.05 Amended and Restated Warrant to Purchase Shares of Common Stock, void after October 1, 2003, which represents warrants issued to The Phoenix Insurance Company, and The Travelers Indemnity Company, and the Travelers Insurance Company (Exhibit 10.07 to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.)

          4.06 Warrant to Purchase Shares of Common Stock, void after October 1, 2003, which represents warrants issued to The Phoenix Insurance Company, and The Travelers Indemnity Company, and the Travelers Insurance Company (Exhibit 10.08 to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.)

          4.07 Second Amended and Restated Renewal Promissory Note, dated March 14, 1995, by the Company and certain of its subsidiaries, as maker, in favor of SouthTrust Bank of Alabama, National Association. (Exhibit 10.18 to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.)

          4.08 Second Amended and Restated Renewal Promissory Note, dated March 14, 1995, by the Company and certain of its subsidiaries, as Maker, in favor of The Daiwa Bank, Limited. (Exhibit 10.19 to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.)

          4.09 Mortgage and Security Agreement, dated March 14, 1995, by the Company, as Mortgagor, in favor of The Travelers Insurance Company, as collateral agent. (Exhibit 10.20 to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.)

          4.10 Amended and Restated 9.0% Senior Notes, due June 1, 1998, by the Company, as maker, in favor of TRAL & CO., an affiliate of The Travelers Insurance Company, dated as of February 1, 1995. (Exhibit 10.21 to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.)


          (b) During the first quarter of 1995, the Company filed a current report on Form 8-K, dated January 5, 1995, to report; (i) the closure of it's Wrangler's Roadhouse Restaurant and the effect on 1994 earnings,
          (ii) the sale of the Company's restaurant located on Old St. Augustine Road, Jacksonville, Florida on December 29, 1995, and (iii) the Company had reached an agreement in principle with its Bank lenders to extend the maturity date of it's secured credit facility.

              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FAMILY STEAK HOUSES OF FLORIDA, INC.
                        (Registrant)





                        /s/ Lewis E. Christman, Jr.
Date: May 10, 1995      Lewis E. Christman, Jr.
                        President
                        (Chief Executive Officer)



                        /s/ Edward B. Alexander
Date: May 10, 1995      Edward B. Alexander
                        Director of Finance
                        (Principal Financial and Accounting
                        Officer)


                        /s/ Michael J. Walters
Date: May 10, 1995      Michael J. Walters
                        Controller