Form 10-Q/A
period 1995-03-29
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1995-07-18
CIK 784539

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          FORM 10-Q / A


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended March 29, 1995

                   Commission File No. 0-14311

                     FAMILY STEAK HOUSES OF

                          FLORIDA, INC.

Incorporated under the laws offs   IRS Employer Identification
           Florida                        No. 59-2597349


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

          27.01 Financial Data Schedule






                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FAMILY STEAK HOUSES OF FLORIDA, INC.
                        (Registrant)





                        /s/ Lewis E. Christman, Jr.
Date: July 17, 1995     Lewis E. Christman, Jr.
                        President
                        (Chief Executive Officer)



                        /s/ Edward B. Alexander
Date: July 17, 1995     Edward B. Alexander
                        Director of Finance
                        (Principal Financial and Accounting
                        Officer)


                        /s/ Michael J. Walters
Date: July 17, 1995     Michael J. Walters
                        Controller