Form 10-Q
period 1995-06-28
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1995-08-09
CIK 784539

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-Q


    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter ended June 28, 1995

                Commission File No. 0-14311

                   FAMILY STEAK HOUSES OF

                       FLORIDA, INC.

Incorporated under the laws of   IRS Employer Identification
           Florida                        No. 59-2597349


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

                    Yes  X      No_____















FAMILY STEAK HOUSES OF FLORIDA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 28, 1995

(Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting  of   normal  recurring  accruals) considered
necessary  for a  fair presentation of the results for
the interim  periods have  been included.   Operating
results for the thirteen and twenty-six week periods ended June 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending
January  3,  1996.    For  further information, refer  to
the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1994.

The consolidated financial statements include the accounts
of the Company and  its  wholly-owned  subsidiaries.    All
significant intercompany  profits,   transactions  and
balances  have  been eliminated.

Note 2.  Earnings Per Share

Earnings per  share for  the thirteen  and twenty-six weeks
ended June 28,  1995 and  June 29,  1994 were  computed
based  on  the weighted average  number of  common and
common equivalent shares outstanding.   Common equivalent
shares are represented by shares under option and stock warrants.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended June 28, 1995 versus June 29, 1994
The Company experienced a decrease in sales during the second thirteen weeks of 1995 because it operated three fewer restaurants in 1995 as compared to the same period
in  1994. Second   quarter   sales    decreased   4.1%  to
$11,034,200 from $11,509,600 for the same period in 1994. Average sales per restaurant increased 5.0% in the second quarter of 1995 from the same period in 1994.
Sales at restaurants open throughout both three-month periods increased an average of approximately .8%.

     Management believes that the increase in comparable store sales is primarily due to the implementation of a remodeling program for the Company's restaurants begun in 1994. As of August 1, 1995, the Company had remodeled 11 of its restaurants, and plans to complete 5 more restaurant remodels by March 1996. Each of these remodels included the installation of scatter bars, consisting of four or five island food bars, which management believes provide easier access and greater variety for customers.

     The costs  and expenses of the Company's restaurants
include food  and   beverage,  payroll  and  benefits,
depreciation  and amortization,   repairs,    maintenance,
utilities,   supplies, advertising, insurance, property
taxes, rents, and licenses. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer
spends.   In total,  food and  beverage,  payroll  and
benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 84.9% in the second quarter of 1995, from 86.3% in the same quarter of 1994, primarily due to lower food and beverage costs.

     Food and beverage costs as a percentage of sales decreased to 39.6% in the second quarter of 1995 from 40.7% in the same period of 1994, primarily due to lower beef costs and sales price increases implemented throughout
1994.

     Payroll and benefits as a percentage of sales decreased from 27.4% in the second quarter of 1994 to 26.3% in the same quarter of 1995, primarily due to costs incurred in 1994 associated with a program designed to re-train every Ryan's employee.

      Other operating expenses as a percentage of sales increased from 13.8% in the second quarter of 1994 to 15.0% in 1995, primarily due to higher repair and maintenance, advertising, and operating supplies costs.

       Depreciation and amortization decreased as a percentage of sales in the second quarter of 1995 compared to 1994, as a result of certain assets becoming fully depreciated or amortized.

     General and administrative expenses as a percentage of
sales decreased to 5.8% in the second quarter of 1995, from
7.2% in the same quarter of 1994 as a result of expenses
paid to professional business  consultants   and  attorneys
in connection with the Company's debt restructuring negotiations in the prior year.

Franchise fees decreased to 3.0% of sales from 3.5% in 1994 in accordance with the Company's amended Franchise
Agreement.

     Interest expense  decreased from  $495,700 during the
second quarter of  1994 to  $414,800 in  1994.   The
decrease was due primarily to lower outstanding principal balances, resulting from principal payments made throughout the last twelve months, and due to a lower interest rate on the Company's obligations to The Travelers Insurance Company and certain of its affiliates ("The Travelers Notes").

       The effective income tax rates for the quarters ended
June 28, 1995 and June 29, 1994 were 17.8% and (9.5%),
respectively.

       In 1993, the Company closed a restaurant and
established a reserve to close two additional restaurants in 1994 (resulting in a total closed restaurant cost of $2,557,300 in 1993). In April 1994, the Company closed a restaurant in Ft. Pierce, Florida which had not been
included  in  the  1993  restaurant  closing reserve.   The
April 1994 restaurant closing resulted in pre-tax charges to second quarter earnings totaling $802,900, reflecting a reduction in market value of the property as determined by appraisal.

     Based on the results of appraisals of Company properties held for resale, done during the second quarter of 1994, the Company wrote-down the value of several such properties by a total of $393,000 in the second quarter of 1994.

       Net earnings for the second quarter of 1995 were $308,200, compared to a net loss of $1,223,100 in 1994.
Earnings per share were $.03 for 1995, compared to a loss per share of $.11 in 1994.

Six Months Ended June 28, 1995 versus June 29, 1994

     For the six months ended June 28, 1995, total sales decreased 5.0% compared to the same period of 1994, primarily because it operated three fewer restaurants in 1995. Revenues from restaurants closed during 1994 amounted to $1,419,000 in 1994, representing a 6.0% decrease. Sales at restaurants open in both six month periods increased 1.0%. Average sales per restaurant increased 5.3% for the first six months of 1995 from the same period of 1994.

     Food and beverage costs for the six month period ended June 28, 1995 was 39.4%, compared to 40.6% for the same period in 1994, due primarily to lower beef costs and sales price increases implemented throughout 1994. Payroll and benefits decreased from 26.9% in 1994 to 26.0% in 1995. The decrease was primarily due to the increase in average store
sales, which resulted in increased efficiencies  in   labor
scheduling, and due to sales price increases implemented throughout 1994.

     For the six months ended June 28, 1995, other operating expenses increased to 14.3% from 13.4% in 1994, primarily due to increased advertising costs and increased operating supply costs.

     Depreciation and amortization decreased as a percentage of sales for the six month period ended June
28, 1995, compared to the same period of 1994, as a result of certain assets becoming fully depreciated or amortized.

     For the six months ended June 28, 1995, General and Administrative expenses decreased to 5.6% of sales from 6.0% for the same period in 1994, primarily due to
expenses incurred in 1994  in   connection  with   the
Company's debt restructuring negotiations. Franchise fees decreased as a percentage of sales in accordance with the Company's amended franchise agreement.

     Interest expense decreased for the first six months of 1995 to $864,500 from $981,400 for the same period in 1994, due to reduced principal balances and a lower interest rate on the Travelers' Notes.

     Net earnings for the six months ended June 28, 1995 were $886,800 or $.08 per share, compared to net losses of $1,009,400, or $.09 per share for the same period in 1994.

       The  Company's operations  are subject  to  some
seasonal fluctuations.   Revenues per  restaurant generally
increase from January through April and decline September through December. Operating results for the quarter ended June 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1996.

     The Company's operations for the six months ending June 28, 1995 have benefitted from increased sales and reduced costs associated with the Company's turnaround efforts, which were commenced approximately one year ago. However, as the first anniversary of the Company's turnaround passes and the Company begins to compare current sales to the increased sales of a year ago, management anticipates that it will be more difficult to post the increases in same store sales that the Company has enjoyed through the first two quarters of 1995.

Recent Developments

     In July  1995 the Company sold its investment in Cross
Creek Barbeque L.C. The Company will recognize a gain of approximately $30,000 on the sale in the third quarter of 1995.

     On July 21, 1995, the Company received a notice from The Travelers Insurance Company that it is selling the Travelers Notes and certain warrants it holds for purchases of the Company's common stock (see discussion
at Liquidity and Capital Resources  below)   to  Cerberus
Partners,  L.P..   The  terms, provisions and covenants of
the Company's Note Agreement will not change as a result of this transaction.

 Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As
a result,  working capital  requirements   for   continuing
operations   are   not significant.




     At June  28, 1995, the Company had a working capital
deficit of  $2,969,100,   compared  to   a  working  capital
deficit  of $2,673,300 at  December 28,  1994.   The
increase in the working capital deficit during the first six months in 1995 was due primarily to an increase in the current portion of long-term debt due in connection with the Company's loan agreements.

     Cash provided  by operating  activities decreased
32.8%  to $1,600,800 in the first six months of 1995 from
$2,383,400 in the same  period  of  1994.    This  decrease
is  primarily  due to reductions  in   accrued  liabilities
as  a  result  of  timing differences in payments.

        The Company spent approximately $1,656,000 in 1994, $1,446,000 in 1993, $523,000 in 1992 and $1,780,600
in the first six months of 1995 for restaurant renovation and equipment. Capital expenditures for 1995 and 1996, based on present costs and plans for expansion, are estimated to be $2,225,000 and $750,000 respectively. The Company projects that cash generated from operations will be sufficient to fund these improvements.

     In March 1995, the Company entered into an Amended and Restated Note Agreement, dated as of February 1, 1995, with The Travelers Insurance Company and certain of its affiliates ("the Travelers Agreement"). The Travelers
Notes are due May 30, 1998 and provide for an interest rate of 9.0% with $65,000 monthly in principal reductions beginning January 1, 1996. As of June 28, 1995, the outstanding balance due under the Travelers Notes was $11,672,800.

     The Travelers Agreement includes detachable Warrants for purchases of up to 1,750,000 shares of the Company's common stock at an exercise price of $.40 per share. The
Travelers Notes are secured by second mortgages on twenty-two Company restaurant properties.

     The  Travelers  Agreement  provides  for  various
covenants including prepayment  options, the maintenance of
prescribed debt service  coverages,   limitations  on  the
declaration of cash dividends, sale of assets, and certain other restrictions.

     Also in March 1995, the Company entered into an Amended and Restated Loan Agreement with The Daiwa
Bank,  Limited, and SouthTrust Bank  of  Alabama,  National
Association (the "Bank Loan") which extends the maturity date of the Bank Loan until May 30, 1998. The Bank Loan bears interest at prime rate plus 0.50%, with monthly principal payments of $41,250 beginning April 1, 1995 ($67,100 prior to April 1, 1995). The Bank Loan is secured by first mortgages on twenty-two of the Company's restaurant properties, and provides for various covenants substantially consistent with those of the Travelers Agreement. As of June 28, 1995, the outstanding balance under the Bank Loan was $4,451,800.











Impact of Inflation

       Costs of food, beverage, and labor are the expenses most affected by inflation in the Company's business. Although inflation has not had a significant impact on the Company in the past, there can be no assurance that it will not in the future. A significant portion of the Company's employees are paid at the federally established
statutory minimum  wage.   Therefore,  any increase in  the
statutory  minimum wage  would have  an  adverse effect on
payroll and  benefit costs.   At  present there are no
statutory minimum wage increases scheduled for 1995. Sales prices were increased approximately 4% in 1994.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

          (a) On June 16, 1995, the Company held its annual meeting of shareholders to elect directors to serve for the upcoming year.

          (b)  The following table sets forth the number of
               votes for,  against   or   withheld,   and
               number of  abstentions and  non-votes,
               regarding  each of the nominees for director.

Nominee                       For            Against

Lewis  E. Christman, Jr.      7,758,604      816,055
Robert J. Martin              7,760,214      814,445
Joseph M. Glickstein, Jr.     7,754,279      820,380
Richard M. Gray               7,758,604      816,055
William Stanley Smith, Jr.    7,735,650      839,009

All  nominees   for  director   were  elected   by  the
affirmative vote of a majority of the 8,574,659 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.

(c)  The following table sets forth the number of votes
     for,  against   or   withheld,   and   number   of
     abstentions and non-votes, regarding approval of the Company's 1995 Long-Term Incentive Plan.

     For            Against        Abstain        Non-Votes

      4,680,711      269,365        98,846         3,525,737

          (d)  Not Applicable

ITEM 5.   OTHER INFORMATION

          None



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The  following exhibits  are filed  as part
               of this report on   Form  10-Q, and  this
               list  comprises  the Exhibit Index.

          No. Exhibit

          10.01  Employment  agreement  between  the
                 Company and William Stanley Smith, Jr.,
                 dated as of June 20, 1995.

          10.02 Employment agreement between the Company and Lewis E. Christman, Jr., dated as of June 20, 1995.

          10.03 Employment agreement between the Company and Edward B. Alexander, dated as of April 1,
          1995.

          10.04 Employment agreement between the Company and Robert J. Martin, dated as of June 20, 1995.

          10.05 Employment agreement between the Company and Robert Scott, dated as of June 20, 1995.

          10.06  Agreement   between  the   Company   and
          Kraft Foodservice,  Inc.,   as  the  Company's
          primary  food product distributor.

          27.01  Financial Data Schedule.




                           SIGNATURES


Pursuant to  the requirements  of the  Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY STEAK HOUSES OF FLORIDA, INC.
(Registrant)



                          /s/ Lewis E. Christman
Date:  August 7, 1995     Lewis E. Christman, Jr.
                          President and CEO



                          /s/ Edward B. Alexander
Date:  August 7, 1995     Edward B. Alexander
                          Secretary/Treasurer
                          (Principal Financial and
                           Accounting Officer)



                          /s/ Michael J. Walters
Date:  August 7, 1995     Michael J. Walters
                          Controller







Exhibit 10.06

Certain proprietary information has been omitted.


June 13, 1995



Mr. Lewis Christman
President
Family Steak House of Florida Inc.
DBA Ryan's Family Steak House
2113 Florida Boulevard
Neptune Beach, FL  32233


Dear Mr. Christman:

Based on the terms of this letter agreement, Kraft
Foodservice,Inc. Tampa, Florida (sometimes "we" or "Kraft") offer to sell to your unit(s) products carried by our distribution center, subject to the availability of product, for the time period slated in this agreement. This agreement is binding only upon our distribution center and does not extend to other Kraft locations.

The conditions of our offer to sell are as follows:

The average order size per unit per delivery will be xxx cases. We recognize that there will be exceptions; however, this program is based on the condition that the average order size over a reasonable period of time will be maintained at xxx cases and an average case value of $xx.xx per unit per delivery. Upon thirty (30) days advance notice to you and your failure to correct the deficiency within such time period, Kraft reserves the right at anytime to adjust the terms of this agreement, including margins, upon prior notice if there is a significant change in pack size, product mix or a failure to regularly meet the average order size measured in number of cases and average case value requirements. The above parameters are based on information which you have provided to us.

PRICING Listed below are the product categories and the pricing applicable under this agreement:

All Products - xx.xx per case

Produce is not covered by this agreement.

Landed Cost is defined as:
I. Kraft Branded Products - Landed Cost for such products shall be based on Price List(s) or such other price list as may be applicable, plus in bound freight, if applicable.


Page 2
June 13, 1995
Family Steak House of Florida, Inc.


II.All Other Products - Invoice cost plus freight (where applicable). Cost may include an incidental fee for national procurement activities which provide procurement leverage and order consolidation and administration, product marketing and quality assurance, (Kraft may employ the services of a food broker to assure purchases of commodity food products at the most competitive rate). Forward purchases and consigned products may include applicable storage and financing charges shall be based on local market replacement cost at Kraft Foodservice's option.

FREIGHT - Unless inbound freight is included in vendor's delivered pricing, freight charges shall not exceed the then current standard rate for the applicable route.

PRICE CHANGES - Prices are subject to change monthly except for those which are subject to change as market conditions dictate; commodity beef, poultry, pork, produce including prepared salad, commodity cheeses and oils.

DISCOUNTS/ALLOWANCES/INCENTIVES Under this agreement, you will be eligible for promotional allowances reflected on invoice as offered by Kraft suppliers. There will be no promotional allowances given on Kraft Branded products under this agreement. Kraft shall be entitled to prompt payment discounts and other supplier incentives. Kraft will ensure net billing whenever available through Family Steak House vendor contracts. Because of the competitive nature of our pricing and other terms of sale, Kraft has no additional marketing monies to fund special customer requests (for example,customer sponsored events, donations to customer directed causes,etc.).

PAYMENT Terms are net 30 days, measured from invoice delivery date to date of our receipt of payment.

TERM This agreement shall continue until either party elects to terminate, which shall require ninety (90) days' prior written notice to the other party. Certain circumstances, such as tardiness in payment, are grounds for immediate termination. A seven (7) day grace period will be extended for two consecutive months only. Either party may request changes to this agreement by giving ninety (90) days prior written notice of such request to the other party.

RETAIL CLASSIFIED PRODUCTS To the extent that we sell you products packaged under trade marks owned by Kraft General
Foods, Inc. and/or its subsidiaries and sold at retail
(excluding Kraft Foodservice - labelled product), you agree that all such products are for the sole use within your units as food preparation ingredients or to be directly served to your patrons, and in any event you

Page 3
June 13, 1995
Family Steak Houses of Florida, Inc.


agree that such products will not be resold or exchanged in their original individual or case-lot packaging.

KRAFT LINK If Kraft agrees to provide you with one or more KRAFTLINK terminal installations, any such installations will be conditioned on a continuing obligation to meet a minimum purchase requirement of $300,000.00 per year per installed location. Furthermore, you will be required to sign and return a standard KRAFT LINK contract for each such location. (Kraft Link is presently covered by an existing contract.)

PRICE SUBSTANTIATION RIGHT TO AUDIT Upon reasonable notice and during regular business hours, but no more frequently than once every six months, you may examine, at the local Kraft Foodservice District servicing your operations, a computer verification of costs for the products to be priced verified, documentation to support pricing of products sold to you pursuant to this agreement; provided, however, that any such audit shall be limited to no more than 25 items. Vendor invoices and appropriate freight bills will be made available through our processing center. The audited period shall be limited to the six (6) months immediately preceding such audit.

The applicable price list for Kraft Branded Products will be made available to you to verify the contract cost of Kraft
Branded Products.

CUSTOMER INVENTORY To effectively service our customers, Kraft Foodservice is obligated to maximize warehouse capacity and limit inventory proliferation. Accordingly, we reserve the right not to stock any special or proprietary inventory which does not meet our minimum velocity requirement of 20 cases per four (4) week period and 12 turns annually. We also request that our customers afford us the opportunity to present alternatives to customer requested special and/or proprietary products.

Upon termination of this agreement for any reason, you agree to purchase at Landed Cost plus normal margin all products that Kraft has in inventory, in transit, or for which unconditional orders have been place, that have been

Page 4
June 13, 1995
Family Steak Houses of Florida, Inc.

purchased, transferred or consigned at your request, or otherwise for your account, including but not limited to customer labelled or other proprietary products. If product is being sold to a new distributor product will be sold at landed cost F.O.B. Kraft Foodservice, Tampa dock.

In addition to the foregoing, you agree that at any time, with respect to any obsolete products purchased specially for you (which includes specially ordered and proprietary products), you will either purchase such products directly or advise us how to dispose of such products. In either event, we will be entitled to the full price, including the applicable normal margin, which we would otherwise be entitled to under this agreement.

For purposes of this agreement, for each Kraft distribution center, obsolete products shall mean those which have a sales velocity of less than the above stated minimum velocity requirement.

CUSTOMER SPECIFIED VENDORS - If you specify a particular vendor for your account which is not currently authorized by Kraft, then such vendor will be required to complete our standard vendor documentation before purchases can be made by Kraft for resale to your unit(s).

REPORTS/ORDER GUIDES Kraft will provide the following reports upon your request:

1.Customized Order/Inventory Guides. One copy will be furnished to each purchasing location.

2.Monthly Standardized Usage Report. One copy will be furnished monthly to the location of your choice.

FORCE MAJEURE Either party hereto shall be relieved of its obligations under this agreement for so long as such party is prevented from fulfilling its obligations by causes outside its reasonable control, including but not limited to casualty, labor strikes and serious adverse weather conditions. This provision shall not be interpreted to relieve either party of its obligations to make any payments due hereunder.

MISCELLANEOUS - Your agree that you will not assign this agreement, in whole or in part, or otherwise extend the benefits of this agreement to any third party, without our prior written consent. At Kraft's option, the provisions of this agreement shall not apply to any unit(s) following the transfer or sale of such unit(s).

If this offer is acceptable to you, please sing both copies of this agreement and return one to us. the contract is effective July 1, 1995.

Any written notice called for in this agreement may be given by registered mail only.

Sincerely,

KRAFT FOODSERVICE TAMPA


By: President


LE:gcm


ACCEPTED:


Family Steak House of Florida, Inc.

Signature

Title

Date June 29, 1995


Exhibit 10.01
                       EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement"), made and entered into as of this 20th day of June, 1995 by and between FAMILY STEAK HOUSES OF FLORIDA, INC., a corporation organized under the laws of the State of Florida
(hereinafter referred to as the "Company") and WILLIAM
STANLEY SMITH, JR. (hereinafter referred to as "Employee").

                       W I T N E S S E T H:

     WHEREAS, Employee and the Company wish for Employee to serve in the position of Executive Vice President of the Company; and WHEREAS, the Company and Employee have agreed upon an Employment Agreement and desire to reduce to writing its terms and conditions as hereinafter set forth, intending that this Employment Agreement will replace and supersede all prior agreements or understandings concerning Employee's employment.

   NOW, THEREFORE, in consideration of the premises, the parties hereto do hereby agree as follows:

     Section 1.Employment. Subject to the terms and conditions contained herein, the Company hereby employs Employee, effective upon the date hereof, as the Executive Vice President of the Company and Employee, hereby accepts such employment and agrees to devote his best efforts and as much time as may be necessary, during or after the regular working hours of the Company, to perform his duties hereunder.

     Section 2.Employment Duties. During the term of this Agreement, the Employee shall perform the duties typically performed by the Executive Vice President of the Company, subject to direction of the President and Chief Executive Officer, according to such policies and procedures as may be adopted from time to time by the Board of Directors. The Employee shall report directly to the President and Chief Executive Officer.

     Section 3.Stock Option. In consideration of Employee's agreement to serve as Executive Vice President, the Company agrees to grant to him an option to acquire up to 100,000 shares of the Company's common stock at an option price of $1.07 per share. The option shall be exercisable, in whole or in part and from time to time for a period expiring five
(5) years from the date hereof. The award of the option shall be evidenced by an agreement containing usual and customary provisions. In addition, Employee shall be entitled to receive the Stock Option previously granted under that certain Consulting Agreement dated June 16, 1994. The Company,in its discretion, may from time to time grant Employee additional options to acquire shares of the Company's common stock.

     Section 4.Compensation

     4.1 Salary. Employee shall receive a salary from the Company of Ninety Thousand Dollars ($90,000) per annum payable in semi-monthly installments, subject to increase at any time as determined by the Compensation Committee of the Board of Directors of the Company.

     4.2 Reimbursement. Employee shall be entitled to receive bi-weekly reimbursement for, or seek direct payment by the Company of, such reasonable expenses incurred by Employee as are consistent with specific policies of the Company in the performance of his duties under this Agreement, provided that Employee accounts therefor in writing and that such expenses are ordinary and necessary business expenses of the Company for federal income tax purposes.

     4.3 Vacation and Certain Fringe Benefits. Employee shall be entitled to reasonable paid vacation in accordance with the policies of the Company, and such other employee benefits as the Board may fix from time to time; provided, however, that, in the Employee's case, such employee benefits shall include comprehensive medical, hospitalization and disability insurance and other reasonable medical benefits in accordance with the policies of the Company, including the cost of an annual physical examination.

     4.4 Automobile. The Company shall provide a bi-annual allowance of up to Fifteen Thousand Dollars ($15,000) (the "Allowance Amount") for the Consultant's purchase of a new or used automobile, first exercisable June 20, 1996. The automobile shall be titled in the name of Consultant and shall remain Consultant's property upon any termination of this Agreement. If the automobile selected by Consultant has a purchase price in excess of the Allowance Amount, Consultant shall be responsible for all amounts in excess of the Allowance Amount. Furthermore, during the term of this Agreement, the Company shall pay the expense of reasonable insurance for such automobile (including, but not limited to collision, liability, comprehensive and uninsured motorist coverage). Such automobile may be used by Employee for both business and personal purposes.

     Section 5.Term.

     5.1 Duration. Unless sooner terminated in accordance with provisions for termination set forth under Subsections
5.2 or 5.3 below, this Agreement shall continue in full force and effect for a term ending on June 19, 1997, and shall thereafter renew for additional one year terms unless either party notifies the other at least 10 days prior to the end of any term.

     5.2 Termination for Cause. This Agreement may be terminated for cause as follows:

     (a) At the election of the Company, upon Employee's breach of any material provision of this Agreement;

     (b) At the election of Employee, upon the Company's breach of any material provision of this Agreement;

     (c)  Upon the death of Employee;

     (d) At the election of either party, upon the total disability of Employee to perform his normal duties for a period of one hundred eighty (180) consecutive days, but only after the Company provides ten
(10) days' prior written notice to Employee;

     (e) At the election of the Company, upon the indictment of Employee or upon Employee entering a plea of guilty or nolo contendere to the alleged commission by Employee, as principal, accomplice or accessory, of a crime involving moral turpitude, or an act of fraud, embezzlement or dishonesty; or

     (f) At the election of the Company, upon the occurrence of gross or willful misconduct by Employee in the performance of his responsibilities hereunder during the course of employment.

In the event that the Company or the Employee elects to terminate this Agreement because of a breach of any material provision hereof pursuant to paragraph (a) or (b) of this Subsection 5.2, respectively, the party electing to terminate this Agreement shall give at least fourteen (14) days written notice to the other party or its intention to terminate this Agreement, which notice shall specify the breach of this Agreement upon which such termination is based, and no such termination shall occur if the other party cures the breach so specified within said fourteen
(14) day period, except that a party shall only have the opportunity to cure a breach of a material provision on two occasions and thereafter that party need not be given the opportunity to cure any further material breaches.

     All obligations of the Company under this Agreement, including obligations under the stock option agreement contained in Section 3 hereof, shall immediately cease upon termination of this Agreement by the Company for cause by the Company.

     5.3 Termination Without Cause. Either party may terminate this Agreement without cause upon giving 30 days written notice to the other. If the Company elects to terminate this Agreement without cause, then the parties agree that Employee shall be entitled to receive, in a lump sum, the payments due him under Section 4.1 for the remaining term of this Agreement, which amount shall be in full satisfaction of any and all claims of Employee as a result of his employment by the Company. Should the Employee elect to terminate this Agreement without cause prior to the expiration hereof, then all obligations of the Company hereunder shall cease as of the date of termination.

     Section 6. Notice. All notices provided for herein shall be in writing and shall be deemed to be given when delivered in person or deposited in the United States Mail, first class, registered or certified, return receipt requested, with proper postage prepaid and addressed as follows:


(a)  If to the Company:

               Family Steak Houses of Florida, Inc.
               2113 Florida Boulevard
               Neptune Beach, Florida  32266

(b)  If to the Employee:
     William Stanley Smith, Jr.
     2113 Florida Boulevard
     Neptune Beach, Florida  32266


Section 7.Miscellaneous.

     7.1 If any provision or any part of any provision of this Agreement is found not to be valid for any reason, such provision shall be entirely severable from, and shall have no effect upon the remainder of this Agreement.

     7.2 This Agreement shall inure to the benefit of the Company, its successors and assigns, and be binding upon the Employee, his executor, administrator, heirs and personal representatives.

     7.3 This Agreement may be modified only by written instrument signed by each of the parties hereto.

     7.4 This Agreement shall be construed under and governed by the laws of the State of Florida.

     7.5 Any failure of either party, on one or more occasions, to enforce and require the strict compliance with and performance of any of the terms and conditions of this Agreement shall not constitute a waiver of any such terms or conditions at any future time and shall not prevent such party from insisting on the strict compliance with and performance of such terms and conditions at any later time.

     7.6 This Agreement comprises the entire agreement between the parties hereto with respect to the subject matter hereof and there are no agreements, undertakings, covenants or conditions concerning the subject matter hereof, whether oral or written, express or implied, that are not merged herein or superseded hereby. That certain
Consulting Agreement between the Company and the Employee dated as of June 16, 1994 is hereby terminated.

     7.7 The captions or headings of the Sections or other subdivisions hereof are inserted only as a matter of convenience or for reference and shall have no effect on the meaning of the provisions hereof.

     7.8 All payments to be made or benefits to be provided hereunder by the Company shall be subject to reduction for any applicable payroll-related or withholding taxes.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

FAMILY STEAK HOUSES OF FLORIDA, INC.



By:
Lewis E. Christman, Jr.


Attest:
Edward B. Alexander, Secretary

EMPLOYEE:
William Stanley Smith, Jr.


Exhibit 10.05

EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement"), made and entered into as of this 20th day of June, 1995 by and between FAMILY STEAK HOUSES OF FLORIDA, INC., a corporation organized under the laws of the State of Florida
(hereinafter referred to as the "Company") and ROBERT F.
SCOTT (hereinafter referred to as "Employee").

                       W I T N E S S E T H:

     WHEREAS, Employee and the Company wish for Employee to serve in the position of Vice President of Operations of the Company; and

WHEREAS, the Company and Employee have agreed upon an Employment Agreement and desire to reduce to writing its terms and conditions as hereinafter set forth, intending that this Employment Agreement will replace and supersede all prior agreements or understandings concerning Employee's employment.

     NOW, THEREFORE, in consideration of the premises, the parties hereto do hereby agree as follows:

     Section 1.Employment. Subject to the terms and conditions contained herein, the Company hereby employs
Employee, effective upon the date hereof, as the Vice
President of Operations of the Company and Employee, hereby accepts such employment and agrees to devote his best efforts and as much time as may be necessary, during or after the regular working hours of the Company, to perform his duties hereunder.

     Section 2.Employment Duties. During the term of this Agreement, the Employee shall perform the duties typically performed by the Vice President of Operations of the Company, subject to direction of the President and Chief
Executive Officer, according to such policies and procedures as may be adopted from time to time by the Board of Directors. The Employee shall report directly to the President and Chief Executive Officer.

     Section 3.Stock Option. In consideration of Employee's agreement to serve as Vice President of Operations, the Company may from time to time grant him options to acquire shares of the Company's common stock. The award of any options shall be evidenced by an agreement containing usual and customary provisions. In addition, Employee shall be entitled to receive the Stock Option previously granted under that certain Employment Agreement dated June 20, 1994.

Section 4.Compensation

     4.1 Salary. Employee shall receive a salary from the Company of Ninety Thousand Dollars ($90,000) per annum payable in semi-monthly installments, subject to increase at any time as determined by the Compensation Committee of the Board of Directors of the Company.

     4.2 Reimbursement. Employee shall be entitled to receive bi-weekly reimbursement for, or seek direct payment by the Company of, such reasonable expenses incurred by Employee as are consistent with specific policies of the Company in the performance of his duties under this Agreement, provided that Employee accounts therefor in writing and that such expenses are ordinary and necessary business expenses of the Company for federal income tax purposes.

     4.3 Vacation and Certain Fringe Benefits. Employee shall be entitled to reasonable paid vacation in accordance with the policies of the Company, and such other employee benefits as the Board may fix from time to time; provided, however, that, in the Employee's case, such employee benefits shall include comprehensive medical, hospitalization and disability insurance and other reasonable medical benefits in accordance with the policies of the Company, including the cost of an annual physical examination.

     4.4 Automobile. The Company shall lease for the benefit and use of Employee during the term of this Agreement a suitable automobile and shall pay for or reimburse Employee for all reasonable expenses associated therewith and such automobile may be used by Employee for both business and personal purposes.

     Section 5.Term.

     5.1 Duration. Unless sooner terminated in accordance with provisions for termination set forth under Subsections
5.2 or 5.3 below, this Agreement shall continue in full force and effect for a term ending on June 19, 1997, and shall thereafter renew for additional one year terms unless either party notifies the other at least 10 days prior to the end of any term.

     5.2 Termination for Cause. This Agreement may be terminated for cause as follows:

     (a) At the election of the Company, upon Employee's breach of any material provision of this Agreement;

     (b) At the election of Employee, upon the Company's breach of any material provision of this Agreement;

     (c)  Upon the death of Employee;

     (d) At the election of either party, upon the total disability of Employee to perform his normal duties for a period of one hundred eighty (180) consecutive days, but only after the Company provides ten (10) days' prior written notice to Employee;

     (e) At the election of the Company, upon the indictment of Employee or upon employee entering a plea of guilty or nolo contendere to the alleged commission by Employee, as principal, accomplice or accessory, of a crime involving moral turpitude, or an act of fraud, embezzlement or dishonesty; or

(f) At the election of the Company, upon the occurrence of gross or willful misconduct by Employee in the performance of his responsibilities hereunder during the course of employment.

In the event that the Company or the Employee elects to terminate this Agreement because of a breach of any material provision hereof pursuant to paragraph (a) or (b) of this Subsection 5.2, respectively, the party electing to terminate this Agreement shall give at least fourteen (14) days written notice to the other party or its intention to terminate this Agreement, which notice shall specify the breach of this Agreement upon which such termination is based, and no such termination shall occur if the other party cures the breach so specified within said fourteen
(14) day period, except that a party shall only have the opportunity to cure a breach of a material provision on two occasions and thereafter that party need not be given the opportunity to cure any further material breaches.

     All obligations of the Company under this Agreement, including obligations under the stock option agreement contained in Section 3 hereof, shall immediately cease upon termination of this Agreement by the Company for cause by the Company.

     5.3 Termination Without Cause. Either party may terminate this Agreement without cause upon giving 30 days written notice to the other. If the Company elects to terminate this Agreement without cause, then the parties agree that Employee shall be entitled to receive, in a lump sum, the payments due him under Section 4.1 for the remaining term of this Agreement, which amount shall be in full satisfaction of any and all claims of Employee as a result of his employment by the Company. Should the Employee elect to terminate this Agreement without cause prior to the expiration hereof, then all obligations of the Company hereunder shall cease as of the date of termination.

     Section 6. Notice. All notices provided for herein shall be in writing and shall be deemed to be given when delivered in person or deposited in the United States Mail, first class, registered or certified, return receipt requested, with proper postage prepaid and addressed as follows:

(a)  If to the Company:

Family Steak Houses of Florida, Inc.
2113 Florida Boulevard
Neptune Beach, Florida  32266

(b)  If to the Employee:
Robert F. Scott
2113 Florida Boulevard
Neptune Beach, Florida  32266

Section 7.Miscellaneous.

     7.1 If any provision or any part of any provision of this Agreement is found not to be valid for any reason, such provision shall be entirely severable from, and shall have no effect upon the remainder of this Agreement.

     7.2 This Agreement shall inure to the benefit of the Company, its successors and assigns, and be binding upon the Employee, his executor, administrator, heirs and personal representatives.

     7.3 This Agreement may be modified only by written instrument signed by each of the parties hereto.

     7.4 This Agreement shall be construed under and governed by the laws of the State of Florida.

     7.5 Any failure of either party, on one or more occasions, to enforce and require the strict compliance with and performance of any of the terms and conditions of this Agreement shall not constitute a waiver of any such terms or conditions at any future time and shall not prevent such party from insisting on the strict compliance with and performance of such terms and conditions at any later time.

     7.6 This Agreement comprises the entire agreement between the parties hereto with respect to the subject matter hereof and there are no agreements, undertakings, covenants or conditions concerning the subject matter hereof, whether oral or written, express or implied, that are not merged herein or superseded hereby.

     7.7 The captions or headings of the Sections or other subdivisions hereof are inserted only as a matter of convenience or for reference and shall have no effect on the meaning of the provisions hereof.

     7.8 All payments to be made or benefits to be provided hereunder by the Company shall be subject to reduction for any applicable payroll-related or withholding taxes.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

FAMILY STEAK HOUSES OF FLORIDA, INC.



By:
Lewis E. Christman, Jr.


Attest:




Edward B. Alexander, Secretary

EMPLOYEE:




Robert F. Scott

Exhibit 10.04
EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement"), made and entered into as of this 20th day of June, 1995 by and between FAMILY STEAK HOUSES OF FLORIDA, INC., a corporation organized under the laws of the State of Florida
(hereinafter referred to as the "Company") and ROBERT J.
MARTIN (hereinafter referred to as "Employee").

                       W I T N E S S E T H:

     WHEREAS, Employee and the Company wish for Employee to serve in the position of Vice President of the Company; and

     WHEREAS, the Company and Employee have agreed upon an Employment Agreement and desire to reduce to writing its terms and conditions as hereinafter set forth, intending that this Employment Agreement will replace and supersede all prior agreements or understandings concerning Employee's employment.

     NOW, THEREFORE, in consideration of the premises, the parties hereto do hereby agree as follows:

     Section 1.Employment. Subject to the terms and conditions contained herein, the Company hereby employs
Employee, effective upon the date hereof, as the Vice
President of the Company and Employee hereby accepts such employment and agrees to devote his best efforts and as much time as may be necessary, during or after the regular working hours of the Company, to perform his duties hereunder.

     Section 2.Employment Duties. During the term of this Agreement, the Employee shall perform the duties typically performed by the Vice President of the Company, subject to direction of the President and Chief Executive Officer, according to such policies and procedures as may be adopted from time to time by the Board of Directors. The Employee shall report directly to the President and Chief Executive Officer.
     Section 3.Stock Option. In consideration of Employee's agreement to serve as Vice President, the Company may from time to time grant him options to acquire shares of the Company's common stock. The award of any options shall be evidenced by an agreement containing usual and customary provisions. In addition, Employee shall be entitled to receive the Stock Option previously granted under that certain Employment Agreement dated June 20, 1994.

     Section 4.Compensation

     4.1 Salary. Employee shall receive a salary from the Company of Sixty Thousand Dollars ($65,000) per annum payable in semi-monthly installments, subject to increase at any time as determined by the Compensation Committee of the Board of Directors of the Company.

     4.2 Reimbursement. Employee shall be entitled to receive bi-weekly reimbursement for, or seek direct payment by the Company of, such reasonable expenses incurred by Employee as are consistent with specific policies of the Company in the performance of his duties under this Agreement, provided that Employee accounts therefor in writing and that such expenses are ordinary and necessary business expenses of the Company for federal income tax purposes.

     4.3 Vacation and Certain Fringe Benefits. Employee shall be entitled to reasonable paid vacation in accordance with the policies of the Company, and such other employee benefits as the Board may fix from time to time; provided, however, that, in the Employee's case, such employee benefits shall include comprehensive medical, hospitalization and disability insurance and other reasonable medical benefits in accordance with the policies of the Company, including the cost of an annual physical examination.

     Section 5.Term.

     5.1 Duration. Unless sooner terminated in accordance with provisions for termination set forth under Subsections
5.2 or 5.3 below, this Agreement shall continue in full force and effect for a term ending on June 19, 1996, and shall thereafter renew for additional one year terms unless either party notifies the other at least 10 days prior to the end of any term.

     5.2 Termination for Cause. This Agreement may be terminated for cause as follows:

     (a) At the election of the Company, upon Employee's breach of any material provision of this Agreement;

     (b) At the election of Employee, upon the Company's breach of any material provision of this Agreement;

     (c)  Upon the death of Employee;

     (d) At the election of either party, upon the total disability of Employee to perform his normal duties for a period of one hundred eighty (180) consecutive days, but only after the Company provides ten (10) days' prior written notice to Employee;

     (e) At the election of the Company, upon the indictment of Employee or upon Employee entering a plea of guilty or nolo contendere to the alleged commission by Employee, as principal, accomplice or accessory, of a crime involving moral turpitude, or an act of fraud, embezzlement or dishonesty; or (f) At the election of the Company, upon the occurrence of gross or willful misconduct by Employee in the performance of his responsibilities hereunder during the course of employment.

In the event that the Company or the Employee elects to terminate this Agreement because of a breach of any material provision hereof pursuant to paragraph (a) or (b) of this Subsection 5.2, respectively, the party electing to terminate this Agreement shall give at least fourteen (14) days written notice to the other party or its intention to terminate this Agreement, which notice shall specify the breach of this Agreement upon which such termination is based, and no such termination shall occur if the other party cures the breach so specified within said fourteen (14) day period, except that a party shall only have the opportunity to cure a breach of a material provision on two occasions and thereafter that party need not be given the opportunity to cure any further material breaches. All obligations of the Company under this Agreement, including obligations under the stock option agreement contained in Section 3 hereof, shall immediately cease upon termination of this Agreement by the Company for cause by the Company.

     5.3 Termination Without Cause. Either party may terminate this Agreement without cause upon giving 30 days written notice to the other. If the Company elects to terminate this Agreement without cause, then the parties agree that Employee shall be entitled to receive, in a lump sum, the payments due him under Section 4.1 for the remaining term of this Agreement, which amount shall be in full satisfaction of any and all claims of Employee as a result of his employment by the Company. Should the Employee elect to terminate this Agreement without cause prior to the expiration hereof, then all obligations of the Company hereunder shall cease as of the date of termination.

     Section 6. Notice. All notices provided for herein shall be in writing and shall be deemed to be given when delivered in person or deposited in the United States Mail, first class, registered or certified, return receipt requested, with proper postage prepaid and addressed as follows:

          (a)  If to the Company:

               Family Steak Houses of Florida, Inc.
               2113 Florida Boulevard
               Neptune Beach, Florida  32266

          (b)  If to the Employee:

               Robert J. Martin
               2113 Florida Boulevard
               Neptune Beach, Florida  32266

Section 7.Miscellaneous.

     7.1 If any provision or any part of any provision of this Agreement is found not to be valid for any reason, such provision shall be entirely severable from, and shall have no effect upon the remainder of this Agreement.

     7.2 This Agreement shall inure to the benefit of the Company, its successors and assigns, and be binding upon the Employee, his executor, administrator, heirs and personal representatives.

    7.3 This Agreement may be modified only by written instrument signed by each of the parties hereto.

     7.4 This Agreement shall be construed under and governed by the laws of the State of Florida.

     7.5 Any failure of either party, on one or more occasions, to enforce and require the strict compliance with and performance of any of the terms and conditions of this Agreement shall not constitute a waiver of any such terms or conditions at any future time and shall not prevent such party from insisting on the strict compliance with and performance of such terms and conditions at any later time.

     7.6 This Agreement comprises the entire agreement between the parties hereto with respect to the subject matter hereof and there are no agreements, undertakings, covenants or conditions concerning the subject matter hereof, whether oral or written, express or implied, that are not merged herein or superseded hereby.

     7.7 The captions or headings of the Sections or other subdivisions hereof are inserted only as a matter of convenience or for reference and shall have no effect on the meaning of the provisions hereof.

     7.8 All payments to be made or benefits to be provided hereunder by the Company shall be subject to reduction for any applicable payroll-related or withholding taxes.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

FAMILY STEAK HOUSES OF FLORIDA, INC.



Lewis E. Christman, Jr.,
President

Attest:


Edward B. Alexander, Secretary

EMPLOYEE:
Robert J. Martin

















Exhibit 10.03


EMPLOYMENT AGREEMENT

       THIS EMPLOYMENT AGREEMENT (the "Agreement"), made and entered into as of this 1st day of April, 1995 by and between FAMILY STEAK HOUSES OF FLORIDA, INC., a corporation organized under the laws of the State of Florida
(hereinafter referred to as the "Company") and EDWARD B.
ALEXANDER (hereinafter referred to as "Employee").

W I T N E S S E T H:
       WHEREAS, Employee and the Company wish for Employee to serve in the position of Chief Financial Office, Secretary and Treasurer of the Company; and

       WHEREAS, the Company and Employee have agreed upon an Employment Agreement and desire to reduce to writing its terms and conditions as hereinafter set forth, intending that this Employment Agreement will replace and supersede all prior agreements or understandings concerning Employee's employment.

       NOW, THEREFORE, in consideration of the premises, the parties hereto do hereby agree as follows:

       Section 1. Employment. Subject to the terms and conditions contained herein, the Company hereby employs Employee effective upon the date hereof, as the Chief Financial Officer, Secretary and Treasurer of the Company and Employee hereby accepts such employment and agrees to devote his best efforts and as much time as may be necessary, during or after the regular working hours of the Company, to perform his duties hereunder.

       Section 2.    Employment Duties. During the term of
this Agreement, the Employee shall perform the duties typically performed by the Chief Financial Officer, Secretary and Treasurer of the Company subject direction of the President according to such policies and procedures as may be adopted from time to time by the Board of Directors.

       Section 3.    Stock Option.  In consideration of
Employee's agreement to serve as Chief Financial Officer, Secretary and Treasurer, the Company may from time to time grant him options to acquire shares of the Company's common stock. The award of any options shall be evidenced by an agreement containing usual and customary provisions.

Section 4.    Compensation

       4.1 Salary. Employee shall receive a salary from the Company of Seventy Five Thousand Dollars ($75,000) per annum payable in semi-monthly installments, subject to increase at any time as determined by the Compensation
Committee of the Board of Directors of the Company.

       4.2 Reimbursement. Employee shall be entitled to receive bi-weekly reimbursement for, or seek direct payment by the Company of, such reasonable expenses incurred by Employee as are consistent with specific policies of the Company in the performance of his duties under this Agreement, provided that Employee accounts therefor in writing and that such expenses are ordinary and necessary business expenses of the Company for federal income tax purposes.

       4.3    Vacation and Certain Fringe Benefits.
Employee shall be entitled to reasonable paid vacation in accordance with the policies of the Company, and such other employee benefits as the Board may fix from time to time;
provided, however, that, in the Employee's case, such employee benefits shall include comprehensive medical, hospitalization and disability insurance and other reasonable medical benefits in accordance with the policies of the Company, including the cost of an annual physical examination.

       Section 5.    Term.

       5.1 Duration. Unless sooner terminated in accordance with provisions for termination set forth under Subsections 5.2 or 5.3 below, this Agreement shall continue in full force and effect for a term ending on April 1, 1997, and shall thereafter renew for additional one year terms unless either party notifies the other at least 10 days prior to the end of any term.
       5.2 Termination for Cause. This Agreement may be terminated for cause as follows:

       (a)    At the election of the Company, upon
Employee's breach of any material provision of this Agreement;

       (b)    At the election of Employee, upon the
Company's breach of any material provision of this Agreement;

       (c)    Upon the death of Employee;

       (d) At the election of either party, upon the total disability of Employee to perform his normal duties for a period of one hundred eighty (180) consecutive days, but only after the Company provides ten (10) days' prior written notice to Employee;

       (e) At the election of the Company, upon the indictment of Employee or upon Employee entering a plea of guilty or nolo contendere to the alleged commission by Employee, as principal, accomplice or accessory, of a crime involving moral turpitude, or an act of fraud, embezzlement or dishonesty; or

       (f) At the election of the Company, upon the occurrence of gross or willful misconduct by Employee in the performance of his responsibilities hereunder during the course of employment.

In the event that the Company or the Employee elects to terminate this Agreement because of a breach of any material provision hereof pursuant to paragraph (a) or (b) of this Subsection 5.2, respectively, the party electing to terminate this Agreement shall give at least five (5) days written notice to the other party or its intention to terminate this Agreement, which notice shall specify the breach of this Agreement upon which such termination is based, and no such termination shall occur if the other party cures the breach so specified within said five (5) day period, except that a party shall only have the opportunity to cure a breach of a material provision on two occasions and thereafter that party need not be given the opportunity to cure any further material breaches.

       All obligations of the Company under this Agreement, including obligations under the stock option agreement contained in Section 3 hereof, shall immediately cease upon termination of this Agreement by the Company for cause by the Company.

       5.3 Termination Without Cause. Either party may terminate this Agreement without cause upon giving 60 days written notice to the other. If the Company elects to terminate this Agreement without cause, then the parties agree that Employee shall be entitled to receive, in a lump sum, the payments due him under Section 4.1 for the remaining term of this Agreement, which amount shall be in full satisfaction of any and all claims of Employee as a result of his employment by the Company. Should the Employee elect to terminate this Agreement without cause prior to December 31, 1995, then the stock option provided in Section 3 hereof shall be cancelled and of no further force or effect and, regardless of the date terminated, all other obligations of the Company shall cease.

       Section 6. Notice. All notices provided for herein shall be in writing and shall be deemed to be given when delivered in person or deposited in the United States Mail, first class, registered or certified, return receipt requested, with proper postage prepaid and addressed as follows:

              (a)    If to the Company:

                     Family Steak Houses of Florida, Inc.
                     2113 Florida Boulevard
                     Neptune Beach, Florida  32266

              (b)    If to the Employee:

                     Edward B. Alexander
                     2113 Florida Boulevard
                     Neptune Beach, Florida  32266

Section 7.    Miscellaneous.

       7.1 If any provision or any part of any provision of this Agreement is found not to be valid for any reason, such provision shall be entirely severable from, and shall have no effect upon the remainder of this Agreement.

       7.2 This Agreement shall inure to the benefit of the Company, its successors and assigns, and be binding upon the Employee, his executor, administrator, heirs and personal representatives.

       7.3 This Agreement may be modified only by written instrument signed by each of the parties hereto.

       7.4 This Agreement shall be construed under and governed by the laws of the State of Florida.

       7.5 Any failure of either party, on one or more occasions, to enforce and require the strict compliance with and performance of any of the terms and conditions of this Agreement shall not constitute a waiver of any such terms or conditions at any future time and shall not prevent such party from insisting on the strict compliance with and performance of such terms and conditions at any later time.

       7.6 This Agreement comprises the entire agreement between the parties hereto with respect to the subject matter hereof and there are no agreements, undertakings, covenants or conditions concerning the subject matter hereof, whether oral or written, express or implied, that are not merged herein or superseded hereby.

       7.7 The captions or headings of the Sections or other subdivisions hereof are inserted only as a matter of convenience or for reference and shall have no effect on the meaning of the provisions hereof.

       7.8 All payments to be made or benefits to be provided hereunder by the Company shall be subject to reduction for any applicable payroll-related or withholding taxes.

       IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

FAMILY STEAK HOUSES OF FLORIDA, INC.


By:
Lewis E. Christman, Jr.





Edward B. Alexander


Exhibit 10.02



EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement"), made and entered into as of this 20th day of June, 1995 by and between FAMILY STEAK HOUSES OF FLORIDA, INC., a corporation organized under the laws of the State of Florida (hereinafter referred to as the "Company") and LEWIS E. CHRISTMAN, JR. (hereinafter referred to as "Employee").

                       W I T N E S S E T H:

     WHEREAS, Employee and the Company wish for Employee to serve in the position of Chief Executive Officer of the Company; and WHEREAS, the Company and Employee have agreed upon an Employment Agreement and desire to reduce to writing its terms and conditions as hereinafter set forth, intending that this Employment Agreement will replace and supersede all prior agreements or understandings concerning Employee's employment.

     NOW, THEREFORE, in consideration of the premises, the parties hereto do hereby agree as follows:

     Section 1.Employment. Subject to the terms and conditions contained herein, the Company hereby employs Employee, effective upon the date hereof, as the Chief Executive Officer of the Company and Employee hereby accepts such employment and agrees to devote his best efforts and as much time as may be necessary, during or after the regular working hours of the Company, to perform his duties hereunder.

     Section 2.Employment Duties. During the term of this Agreement, the Employee shall perform the duties typically performed by the Chief Executive Officer of the Company, subject to direction of, and according to such policies and procedures as may be adopted from time to time by, the Board of Directors. The Employee shall report directly to the Board of Directors. Employee's duties and responsibilities shall not be materially diminished or reduced, without the consent of Employee.

     Section 3.Stock Option. In consideration of Employee's agreement to serve as Chief Executive Officer, the Company may from time to time grant him options to acquire shares of the Company's common stock. The award of any options shall be evidenced by an agreement containing usual and customary provisions. In addition, Employee shall be entitled to receive the Stock Option previously granted under that certain Employment Agreement dated June 20, 1994.

     Section 4.Compensation

     4.1 Salary. Employee shall receive a salary from the Company of One Hundred Thirty Thousand Dollars ($130,000) per annum payable in semi-monthly installments, subject to increase at any time as determined by a majority of the disinterested members of the Compensation
Committee of the Board of Directors of the Company.

     4.2 Reimbursement. Employee shall be entitled to receive bi-weekly reimbursement for, or seek direct payment by the Company of, such reasonable expenses incurred by Employee as are consistent with specific policies of the Company in the performance of his duties under this Agreement, provided that Employee accounts therefor in writing and that such expenses are ordinary and necessary business expenses of the Company for federal income tax purposes.

     4.3 Vacation and Certain Fringe Benefits. Employee shall be entitled to reasonable paid vacation in accordance with the policies of the Company, and such other employee benefits as the Board may fix from time to time; provided, however, that, in the Employee's case, such employee benefits shall include comprehensive medical, hospitalization and disability insurance and other reasonable medical benefits in accordance with the policies of the Company, including the cost of an annual physical examination.

     4.4  Automobile.   The Company shall provide a bi-
annual allowance of up to Twenty Thousand Dollars ($20,000) (the "Allowance Amount") for the Employee's purchase of a new or used automobile, exercisable for the first time on or after June 20, 1995. The automobile shall be titled in the name of Employee and shall remain Employee's property upon any termination of this Agreement. If the automobile selected by Employee has a purchase price in excess of the Allowance Amount, Employee shall be responsible for all amounts in excess of the Allowance Amount. Furthermore, during the term of this Agreement, the Company shall pay the expense of reasonable insurance for such automobile (including, but not limited to collision, liability, comprehensive and uninsured motorist coverage).

     Section 5.Term.

     5.1 Duration. Unless sooner terminated in accordance with provisions for termination set forth under Subsections
5.2 or 5.3 below, this Agreement shall continue in full force and effect for a term ending on June 19, 1997, and shall thereafter renew for additional one year terms unless either party notifies the other at least 10 days prior to the end of any term.

     5.2 Termination for Cause. This Agreement may be terminated for cause as follows:

     (a) At the election of the Company, upon Employee's breach of any material provision of this Agreement;

     (b) At the election of Employee, upon the Company's breach of any material provision of this Agreement;

     (c)  Upon the death of Employee;

     (d) At the election of either party, upon the total disability of Employee to perform his normal duties for a period of one hundred eighty (180) consecutive days, but only after the Company provides ten (10) days' prior written notice to Employee;

     (e) At the election of the Company, upon the indictment of Employee or upon Employee entering a plea of guilty or nolo contendere to the alleged commission by Employee, as principal, accomplice or accessory, of a crime involving moral turpitude, or an act of fraud, embezzlement or dishonesty; or

     (f) At the election of the Company, upon the occurrence of gross or willful misconduct by Employee in the performance of his responsibilities hereunder during the course of employment.

In the event that the Company or the Employee elects to terminate this Agreement because of a breach of any material provision hereof pursuant to paragraph (a) or (b) of this Subsection 5.2, respectively, the party electing to terminate this Agreement shall give at least fourteen (14) days written notice to the other party or its intention to terminate this Agreement, which notice shall specify the breach of this Agreement upon which such termination is based, and no such termination shall occur if the other party cures the breach so specified within said fourteen
(14) day period, except that a party shall only have the opportunity to cure a breach of a material provision on two occasions and thereafter that party need not be given the opportunity to cure any further material breaches.

     All obligations of the Company under this Agreement, including obligations under the stock option agreement contained in Section 3 hereof, shall immediately cease upon termination of this Agreement by the Company for cause by the Company.

     5.3 Termination Without Cause. Either party may terminate this Agreement without cause upon giving 30 days written notice to the other. If the Company elects to terminate this Agreement without cause, then the parties agree that Employee shall be entitled to receive, in a lump sum, the payments due him under Section 4.1 for the remaining term of this Agreement, which amount shall be in full satisfaction of any and all claims of Employee as a result of his employment by the Company. Should the Employee elect to terminate this Agreement without cause prior to the expiration hereof, then all obligations of the Company hereunder shall cease as of the date of termination.

     Section 6. Notice. All notices provided for herein shall be in writing and shall be deemed to be given when delivered in person or deposited in the United States Mail, first class, registered or certified, return receipt requested, with proper postage prepaid and addressed as follows:

          (a)  If to the Company:

               Family Steak Houses of Florida, Inc.
               2113 Florida Boulevard
               Neptune Beach, Florida  32266

          (b)  If to the Employee:

               Lewis E. Christman, Jr.
               2113 Florida Boulevard
               Neptune Beach, Florida  32266

Section 7.Miscellaneous.

     7.1 If any provision or any part of any provision of this Agreement is found not to be valid for any reason, such provision shall be entirely severable from, and shall have no effect upon the remainder of this Agreement.

     7.2 This Agreement shall inure to the benefit of the Company, its successors and assigns, and be binding upon the Employee, his executor, administrator, heirs and personal representatives.

     7.3 This Agreement may be modified only by written instrument signed by each of the parties hereto.

     7.4 This Agreement shall be construed under and governed by the laws of the State of Florida.

     7.5 Any failure of either party, on one or more occasions, to enforce and require the strict compliance with and performance of any of the terms and conditions of this Agreement shall not constitute a waiver of any such terms or conditions at any future time and shall not prevent such party from insisting on the strict compliance with and performance of such terms and conditions at any later time.

     7.6 This Agreement comprises the entire agreement between the parties hereto with respect to the subject matter hereof and there are no agreements, undertakings, covenants or conditions concerning the subject matter hereof, whether oral or written, express or implied, that are not merged herein or superseded hereby.

     7.7 The captions or headings of the Sections or other subdivisions hereof are inserted only as a matter of convenience or for reference and shall have no effect on the meaning of the provisions hereof.

     7.8 All payments to be made or benefits to be provided hereunder by the Company shall be subject to reduction for any applicable payroll-related or withholding taxes.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

FAMILY STEAK HOUSES OF FLORIDA, INC.


By:
Robert J. Martin, Vice
President

Attest:



Edward B. Alexander, Secretary



EMPLOYEE:

Lewis E. Christman, Jr.








    Family Steak Houses of Florida, Inc.
    Consolidated Balance Sheets
    (Unaudited)

                                           June 28,       December 28,
                                           1995            1994
                                          ============    ============
ASSETS
     Current assets:
     Cash and cash equivalents              $1,436,600      $1,603,100
     Investments                               600,300         710,700
     Receivables                               144,800         104,900
     Income taxes receivable                   187,000         332,200
     Current portion of mortgage receivable    103,200          32,500
     Inventories                               291,300         324,800
     Prepaids and other current assets         244,800         475,500
                                           ------------    ------------
      Total current assets                   3,008,000       3,583,700

    Mortgages receivable                     1,271,200         537,500

    Property and equipment:
     Land                                    9,342,200       9,677,800
     Buildings and improvements             18,209,800      18,726,800
     Equipment                              12,059,200      11,139,500
                                           ------------    ------------
                                            39,611,200      39,544,100
     Accumulated depreciation              (12,661,600)    (12,648,200)
                                           ------------    ------------
            Net property and equipment      26,949,600      26,895,900

    Investment in joint venture                 54,500         100,000

    Property held for resale                   543,300       1,039,300
    Other assets, principally deferred charges,
     net of accumulated amortization           615,200         652,200
                                           ------------    ------------
                                           $32,441,800     $32,808,600
                                           ============    ============
LIABILITIES   AND  SHAREHOLDERS'  EQUITY

    Current liabilities:
     Accounts payable                       $1,762,500      $1,462,900
     Accrued liabilities                     3,024,600       3,942,900
     Current portion of long-term debt       1,190,000         851,200
                                           ------------    ------------
      Total current liabilities              5,977,100       6,257,000

    Long-term debt                          15,288,600      16,304,800
    Deferred revenue                           146,700          55,200
    Other non-current liabilities               47,100         198,300
                                           ------------    ------------
      Total liabilities                     21,459,500      22,815,300



Shareholders' equity:
     Preferred stock of $.01 par;
         authorized 10,000,000 shares;
         none issued                                --              --
     Common stock of $.01 par;
        authorized 20,000,000 shares;
        outstanding  10,845,000 shares in
        in 1995 and 10,725,200 in 1994         108,500         107,300
     Additional paid-in capital              8,103,300       8,002,300
     Retained earnings                       2,770,500       1,883,700
                                           ------------    ------------
               Total shareholders' equity   10,982,300       9,993,300
                                           ------------    ------------
                                           $32,441,800     $32,808,600
                                           ============    ============

    See accompanying notes to consolidated financial statements.




     Family Steak Houses of Florida, Inc.
     Consolidated Statements of Operations
     (UNAUDITED)

                                             For The Quarters Ended
                                               June 28,      June 29,
                                                  1995          1994
                                             ------------  ------------
Sales                                        $11,034,200   $11,509,600

  Cost and expenses:
       Food and beverage                       4,366,400     4,687,100
       Payroll and benefits                    2,904,300     3,155,900
       Depreciation and amortization             440,600       501,600
       Other operating expenses                1,655,100     1,591,300
       General and administrative expenses       636,400       836,200
       Franchise fees                            331,000       404,700
       Loss on disposition of equipment           27,000        25,000
       Equity loss in joint venture               18,800            --
       Closed restaurant costs                        --       802,900
                                             ------------  ------------
                                              10,379,600    12,004,700

             Earnings (loss) from operations     654,600      (495,100)


     Interest and other income                   135,100        32,900
     Write-down of property held for resale           --      (393,000)
     Interest expense                           (414,800)     (495,700)
                                             ------------  ------------
             Earnings (loss) before income ta    374,900    (1,350,900)
     Provision (benefit) for income taxes         66,700      (127,800)
                                             ------------  ------------
             Net earnings (loss)                $308,200   ($1,223,100)
                                             ============  ============

     Net earnings (loss) per common and equiv      $0.03        ($0.11)
                                             ============  ============
     Weighted average common shares and equiv 11,794,000    10,783,000
                                             ============  ============

     See accompanying notes to consolidated financial statements.


     Consolidated Statements of Operations
     (UNAUDITED)

                                           For The Six Months Ended
                                               June 28,      June 29,
                                                  1995          1994
                                             ------------  ------------
Sales                                        $22,376,300   $23,552,100

 Cost and expenses:
       Food and beverage                       8,810,200     9,553,400
       Payroll and benefits                    5,821,300     6,326,000
       Depreciation and amortization             881,200     1,017,100
       Other operating expenses                3,208,200     3,152,100
       General and administrative expenses     1,242,700     1,407,300
       Franchise fees                            671,300       933,900
       Loss on disposition of equipment           52,000        50,000
       Equity loss in joint venture               45,500            --
       Closed restaurant costs                        --       802,900
                                             ------------  ------------
                                              20,732,400    23,242,700

             Earnings (loss) from operations   1,643,900       309,400


     Interest and other income                   276,100        55,600
     Write-down of property held for resale           --      (393,000)
     Interest expense                           (864,500)     (981,400)
                                             ------------  ------------
             Earnings (loss) before income ta  1,055,500    (1,009,400)
     Provision (benefit) for income taxes        168,700            --
                                             ------------  ------------
             Net earnings (loss)                $886,800   ($1,009,400)
                                             ============  ============

     Net earnings (loss) per common and equiv      $0.08        ($0.09)
                                             ============  ============
     Weighted average common shares and equiv 11,448,000    10,782,000
                                             ============  ============

     See accompanying notes to consolidated financial statements.




Family Steak Houses of Florida, Inc.
Consolidated Statements of Cash Flows
(UNAUDITED)


                                                 For the Six Months Ended
                                                 ===========  ============
                                                   June 28,      June 29,
                                                     1995          1994
                                                 ===========  ============

Operating activities:
 Net earnings (loss)                                $886,800   ($1,009,400)
 Adjustments to reconcile net earnings
  (loss) to net cash provided
  by operating activities:

  Depreciation and amortization                      881,200     1,017,100
  Directors' fees in the form of stock options        20,000        20,000
  Loss from joint venture                             45,500            --
  Closed restaurant costs                                 --       802,900
  Write-down of land held for resale                      --       393,000
  Amortization of loan discount                       46,900        66,000
  Amortization of loan fees                           39,100        59,400
  Loss on disposition of equipment                    52,000        50,000
  Decrease (increase) in:
   Receivables                                       (39,900)       58,200
   Income tax receivable                             145,200       268,100
   Inventories                                        33,500       (12,100)
   Prepaids and other current assets                 230,700      (157,500)
   Other assets                                     (272,300)           --
  Increase (decrease) in:.
   Accounts payable                                  299,600       101,900
   Accrued liabilities                              (719,600)      855,000
   Deferred revenue                                   91,500            --
   Other non-current liabilities                    (151,200)     (129,200)
                                                  -----------  ------------
Net cash provided by operating activities          1,589,000     2,383,400
                                                  -----------  ------------
Investing activities:
 Net proceeds from sale of land held for resale      496,000            --
 Proceeds from sale of restaurant and land           106,600        33,900
 Proceeds from notes receivable                       30,600            --
 Proceeds from sale of investments                   110,400            --
 Capital expenditures                             (1,757,000)     (908,100)
                                                  -----------  ------------
Net cash used by investing activities             (1,013,400)     (874,200)
                                                  -----------  ------------
Financing activities:
 Payments on long-term debt                         (743,300)     (404,700)
 Proceeds from the issuance of common stock            1,200           200
                                                  -----------  ------------
Net cash used by financing activities               (742,100)     (404,500)
                                                  -----------  ------------

Net (decrease) increase in cash and cash equivalen  (166,500)    1,104,700
Cash and cash equivalents - beginning of period    1,603,100     1,513,200
                                                  -----------  ------------
Cash and cash equivalents - end of period         $1,436,600    $2,617,900
                                                  ===========  ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest          $802,000      $517,700
                                                  ===========  ============
  Cash paid during the period for income tax         $35,000      $     --
  Non-cash transactions:                          ===========  ============
  Mortgage receivable as partial proceeds on prope  $835,000      $     --
                                                  ===========  ============
  Warrants issued                                    $81,000      $     --
                                                  ===========  ============
  Accrued interest reclassed to long-term debt      $100,000
  Equipment from closed restaurants               ===========  ============
   transferred to other current assets              $     --      $166,300
                                                  ===========  ============

See accompanying notes to consolidated financial statements.