Form 10-Q
period 1995-09-27
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1995-11-09
CIK 784539

November 10, 1995


OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA  22312-2413



Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc., is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1995.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Very truly yours,



Edward B. Alexander
Secretary/Treasurer


EBA:cs

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-Q


    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarter ended September 27, 1995

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

                    Yes  X      No_____


   Title of each class          Number of shares outstanding

      Common Stock                       10,845,033
     $.01 par value               As of November 1, 1995



              FAMILY STEAK HOUSES OF FLORIDA, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 27, 1995

                           (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and thirty-nine week periods ended September 27, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1996. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1994.

The consolidated financial statements include the accounts of the
Company and  its  wholly-owned  subsidiaries.    All  significant
intercompany  profits,   transactions  and   balances  have  been
eliminated.

Note 2.  Earnings Per Share

Earnings per share for the thirteen and thirty-nine weeks ended September 27, 1995 and September 28, 1994 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option and stock warrants.
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended September 27, 1995 versus September 28, 1994

     The Company experienced a decrease in sales during the third quarter of 1995 as compared to the same period in 1994 primarily due to a decline in same store sales. Third quarter sales decreased 10.5% to $9,816,900 from $10,972,500 for the same period in 1994. Average sales per restaurant decreased 3.1% in the third quarter of 1995 from the same period in 1994. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) decreased an average of approximately 5.9%, compared to a 1.1% increase during the third quarter of 1994. Management believes that the decrease in comparable store sales is primarily due to the effects of increasing competition, including several new or remodeled restaurants opened by competition in areas close to Company restaurants.

     The costs and expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents and licenses. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 89.4% in the third quarter of 1995, from 87.4% in the same quarter of 1994, primarily due to increases in other operating exenses and payroll and benefit costs as a percentage of sales.

     Food and beverage costs as a percentage of sales decreased to 39.8% in the third quarter of 1995 from 41.1% in the same period of 1994, primarily due to lower beef costs and sales price increases implemented in 1994 and 1995.

     Payroll and benefits as a percentage of sales increased from 27.0% in the third quarter of 1994 to 28.4% in the same quarter of 1995, primarily due to increases in compensation to restaurant managers, and due to reduced hourly labor efficiencies caused by the decline in same-store sales.

      Other operating expenses as a percentage of sales increased from 14.8% in the third quarter of 1994 to 16.6% in 1995, primarily due to higher advertising costs and the decline in same-store sales.

       Depreciation and amortization decreased as a percentage of sales in the second quarter of 1995 compared to 1994, as a result of certain assets becoming fully depreciated or amortized.

     General and administrative expenses as a percentage of sales increased to 5.9% in the third quarter of 1995, from 5.4% in the same quarter of 1994, primarily as a result of the fixed nature of these costs in comparison with the decline in total sales.


     Interest and other income increased due to the recognition of interest income in 1995 from two mortgages, and due to income from toy vending machines installed in Company restaurants in 1995.

     Interest expense decreased from $497,400 during the third quarter of 1994 to $408,900 in 1995. The decrease was due primarily to lower outstanding principal balances, resulting from principal payments made throughout the last twelve months, and due to a lower interest rate on the Company's obligations to The Travelers Insurance Company and certain of its affiliates ("The Travelers Notes").

      The effective  income tax  rates  for  the  quarters  ended
September 27, 1995 and September 28, 1994 were 27.1% and (0%), respectively.

       Net earnings for the third quarter of 1995 were $78,200, compared to a net loss of $29,300 in 1994. Earnings per share were $.01 for 1995, compared to a loss per share of $.0 in 1994.

Nine Months Ended September 27, 1995 versus September 28, 1994

     For the nine months ended September 27, 1995, total sales decreased 6.8% compared to the same period of 1994, primarily due to declines in same-store sales and lost revenues from closed restaurants. Revenues from restaurants closed during 1994 amounted to $1,954,000 for the first three quarters of 1994, representing a 6.1% decrease in total sales for the nine months ended September 27, 1995. Same-store sales during the first nine months of 1995 decreased 1.2%, compared to a decrease of 2.5% in 1994. Average sales per restaurant increased 2.8% for the first nine months of 1995 from the same period of 1994, due to the closure of three restaurants with below average sales volumes in 1994.

     Food and  beverage costs  for the  nine month  period  ended
September 27, 1995 was 39.5%, compared to 40.7% for the same period in 1994, due primarily to lower beef costs and sales price increases implemented in 1994 and 1995. Payroll and benefits decreased from 26.9% in 1994 to 26.8% in 1995. The decrease was primarily due to the closing of restaurants in 1994 which had experienced high payroll costs as a percentage of sales.

     For  the   nine  months  ended  September  27,  1995,  other
operating expenses increased to 15.0% from 13.8% in 1994, primarily due to increased advertising costs and increased operating supply costs.

     Depreciation and amortization decreased as a percentage of sales for the nine month period ended September 27, 1995, compared to the same period of 1994, as a result of certain assets becoming fully depreciated or amortized.

     For the nine months ended September 27, 1995, general and administrative expenses decreased to 5.6% of sales from 5.8% for the same period in 1994, primarily due to costs incurred in 1994 associated with the Company's debt restructuring negotiations.






     Interest expense decreased for the first nine months of 1995 to $1,273,400 from $1,478,800 for the same period in 1994, due to reduced principal balances and a lower interest rate on the Travelers' Notes.

     Net earnings for the nine months ended September 27, 1995 were $965,000 or $.08 per share, compared to net losses of $1,038,700, or $.10 per share for the same period in 1994.

       The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended September 27, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1996.

     The Company's operations for the three months ending September 27, 1995 experienced decreased same-store sales. Management intends to increase sales by increasing advertising, focusing on the value of the Company's product and the Company's recent remodeling program. However, management anticipates that it will be difficult to sustain the increases in same store sales that the Company enjoyed in the last two quarters of 1994 and the first two quarters of 1995.

     In 1993, the Company closed a restaurant and established a reserve to close two additional restaurants in 1994 (resulting in a total closed restaurant cost of $2,557,300 in 1993). In April 1994, the Company closed a restaurant in Ft. Pierce, Florida which had not been included in the 1993 restaurant closing reserve. The April 1994 restaurant closing resulted in pre-tax charges to 1994 earnings totaling $816,500, reflecting a reduction in market value of the property as determined by appraisal, in addition to costs associated with closing the restaurant.

     During the first fiscal week of 1995, the Company closed and sold a restaurant not included in the above reserve. The Company received approximately 20% of the purchase price in cash, and recorded a mortgage receivable for the balance of the sale. The gain on this sale was not recognized until the third quarter of 1995 due to uncertainties regarding the ability of the buyer to open a renovated restaurant at this location. Since the buyer successfully opened the renovated restaurant in July 1995 and has made all mortgage payments due to date, the Company recognized the gain of approximately $152,000 in the third quarter of 1995.

     Based on the results of appraisals of Company properties held for resale, done during the second quarter of 1994, the Company wrote-down the value of several such properties by a total of $393,000 in the third quarter of 1994.












Recent Developments

     In July  1995 the Company sold its investment in Cross Creek
Barbeque L.C.  The Company  recognized a  gain  of  approximately
$40,000 on the sale in the third quarter of 1995.

     On August 14, 1995, the Company received a notice from The Travelers Insurance Company that it had sold the Travelers Notes and certain warrants it holds for purchases of the Company's common stock (see discussion at Liquidity and Capital Resources below) to Cerberus Partners, L.P.

 Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

     At September 27, 1995, the Company had a working capital deficit of $3,281,100, compared to a working capital deficit of $2,673,300 at December 28, 1994. The increase in the working capital deficit during the first nine months in 1995 was due primarily to an increase in the current portion of long-term debt due in connection with the Company's loan agreements.

     Cash provided by operating activities decreased 8.6% to $2,100,200 in the first nine months of 1995 from $2,297,200 in the same period of 1994. This decrease is primarily due to reductions in accrued liabilities as a result of timing differences in payments.

     The Company spent approximately $523,000 in 1992, $1,446,000 in 1993, $1,656,000 in 1994 and $2,204,900 in the first nine months of 1995 for restaurant renovation and equipment. Capital expenditures for 1995 and 1996, based on present costs and plans for expansion, are estimated to be $2,500,000 and $750,000 respectively. The Company projects that cash generated from operations will be sufficient to fund these improvements.

     The reduction in capital expenditures in 1996 reflects the completion of the Company's recent renovation of many of its older restaurants. Cash previously used for capital expenditures will be redirected to meet debt service obligations. As discussed below, commencing January, 1996, the Company is required to make an additional $65,000 per month in principal reductions on its senior debt.

     In March 1995, the Company entered into an Amended and Restated Note Agreement, dated as of February 1, 1995, with The Travelers Insurance Company and certain of its affiliates ("the Note Agreement"). The Notes are due May 30, 1998 and provide for an interest rate of 9.0% with $65,000 monthly in principal reductions beginning January 1, 1996. As of September 27, 1995, the outstanding balance due under the Notes was $11,672,800.






     The Note Agreement includes detachable Warrants for purchases of up to 1,750,000 shares of the Company's common stock at an exercise price of $.40 per share. The Notes are secured by second mortgages on twenty-two Company restaurant properties.

     The Note Agreement provides for various covenants including prepayment options, the maintenance of prescribed debt service coverages, limitations on the declaration of cash dividends, sale of assets, and certain other restrictions.

     On August  14,  1995,  the  Travelers  sold  the  Notes  and
Warrants to Cerberus Partners, L.P.. The terms, provisions, and covenants of the Note Agreement did not change as a result of this transaction.

     Also in March 1995, the Company entered into an Amended and Restated Loan Agreement with The Daiwa Bank, Limited, and SouthTrust Bank of Alabama, National Association (the "Bank Loan") which extends the maturity date of the Bank Loan until May 30, 1998. The Bank Loan bears interest at prime rate plus 0.50%, with monthly principal payments of $41,250 beginning April 1, 1995 ($67,100 prior to April 1, 1995). The Bank Loan is secured by first mortgages on twenty-two of the Company's restaurant properties, and provides for various covenants substantially consistent with those of the Note Agreement. As of September 27, 1995, the outstanding balance under the Bank Loan was $4,328,000.

Impact of Inflation

       Costs of food, beverage, and labor are the expenses most affected by inflation in the Company's business. Although inflation has not had a significant impact on the Company in the past, there can be no assurance that it will not in the future. A significant portion of the Company's employees are paid at the federally established statutory minimum wage. Therefore, any increase in the statutory minimum wage would have an adverse effect on payroll and benefit costs. At present there are no statutory minimum wage increases scheduled for 1995. Sales prices were increased approximately 4% in 1994 and 1% in 1995.














PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          See discussion under "Liquidity and Capital Resources"

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


                          FAMILY STEAK HOUSES OF FLORIDA, INC.
                          (Registrant)



                          /s/ Lewis E. Christman
Date:  November 10, 1995  Lewis E. Christman, Jr.
                          President and CEO



                          /s/ Edward B. Alexander
Date:  November 10, 1995  Edward B. Alexander
                          Secretary/Treasurer
                          (Principal Financial and Accounting
                          Officer)



                          /s/ Michael J. Walters
Date:  November 10, 1995  Michael J. Walters
                          Controller






    Financial Statements

    Family Steak House of Florida, Inc.
    Consolidated Results of Operations
    (Unaudited)


                                                For the Quarter ended
                                                ---------------------------
                                                September 27,  September 28
                                                1995           1994
                                                ------------   ------------
    Sales                                        $9,816,900    $10,972,500

    Cost and Expenses:
      Food and beverage                           3,909,600      4,507,600
      Payroll and benefits                        2,791,900      2,964,600
      Depreciation and amortization                 440,600        500,200
      Other operating expenses                    1,633,900      1,618,900
      General and administrative                    574,900        588,900
      Franchise fees                                294,500        320,800
      Loss on disposition of equipment               45,100         25,000
      (Income) from joint venture                   (40,100)            --
      (Income) loss from restaurant dispositions   (217,900)        13,600
                                                ------------   ------------
                                                  9,432,500     10,539,600
                                                ------------   ------------
        Earnings from operations                    384,400        432,900


    Interest and other income                       131,700         35,200
    Write-down of property held for resale               --             --
    Interest expense                               (408,900)      (497,400)
                                                ------------   ------------
        Income (loss) before income taxes           107,200        (29,300)
    Provision for income taxes                       29,000             --
                                                ------------   ------------
        Net income (loss)                           $78,200       ($29,300)
                                                ============   ============

    Net income (loss) per common
      and  equivalent share:                          $0.01         ($0.00)
                                                ============   ============
    Weighted average common
      and equivalents                            11,819,000     10,783,000
                                                ============   ============

    See accompanying notes to consolidated financial statements.



    Family Steak House of Florida, Inc.
    Consolidated Results of Operations
    (Unaudited)


                                                For the Nine Months ended
                                                ---------------------------
                                                September 27,  September 28
                                                1995           1994
                                                ------------   ------------
    Sales                                       $32,193,200    $34,524,600

    Cost and Expenses:
      Food and beverage                          12,719,800     14,061,000
      Payroll and benefits                        8,613,200      9,290,600
      Depreciation and amortization               1,321,800      1,517,300
      Other operating expenses                    4,842,100      4,779,700
      General and administrative                  1,817,600      1,987,500
      Franchise fees                                965,800      1,254,700
      Loss on disposition of equipment               97,100         75,000
      Loss from joint venture                         5,400             --
      (Income) loss from restaurant dispositions   (217,900)       816,500
                                                ------------   ------------
                                                 30,164,900     33,782,300
                                                ------------   ------------
        Earnings from operations                  2,028,300        742,300


    Interest and other income                       407,800         90,800
    Write-down of property held for resale               --       (393,000)
    Interest expense                             (1,273,400)    (1,478,800)
                                                ------------   ------------
        Income (loss) before income taxes         1,162,700     (1,038,700)
    Provision for income taxes                      197,700             --
                                                ------------   ------------
        Net income (loss)                          $965,000    ($1,038,700)
                                                ============   ============

    Net income (loss) per common
      and  equivalent share:                          $0.08         ($0.10)
                                                ============   ============
    Weighted average common
      and equivalents                            11,568,000     10,783,000
                                                ============   ============

    See accompanying notes to consolidated financial statements.




    Family Steak House of Florida, Inc.
    Consolidated Balance Sheets
    (Unaudited)

                                                September 27,  September 28
                                                1995           1994
                                                ------------   ------------
    ASSETS
    Current assets:
      Cash and equivalents                       $1,403,400     $1,603,100
      Investments                                   600,300        710,700
      Receivables                                    82,000        104,900
      Income taxes receivable                            --        332,200
      Current portion of notes receivable           152,100         32,500
      Inventories                                   244,900        324,800
      Prepaids and other current assets             200,400        475,500
                                                ------------   ------------
        Total currents assets                     2,683,100      3,583,700

    Notes receivable                              1,290,600        537,500

    Property and equipement:
      Land                                        9,342,200      9,677,800
      Buildings and improvements                 18,799,300     18,726,800
      Equipment                                  11,623,700     11,139,500
                                                ------------   ------------
                                                 39,765,200     39,544,100
      Accumulated depreciation                  (12,850,000)   (12,648,200)
                                                ------------   ------------
        Net property and equipment               26,915,200     26,895,900

    Investment in joint venture                          --        100,000

    Property held for resale                        543,300      1,039,300

    Other assets, principally deferred
      charges, net of accumulated amortization      590,700        652,200
                                                ------------   ------------

                                                $32,022,900    $32,808,600
                                                ============   ============


    Family Steak House of Florida, Inc.
    Consolidated Balance Sheets
    (Unaudited)
            (Continued)
                                                September 27,  September 28
                                                1995           1994
                                                ------------   ------------

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
      Accounts payable                           $1,566,000     $1,462,900
      Accrued liabilities                         2,922,100      3,942,900
      Income taxes payable                           91,100             --
      Current portion of long-term debt           1,385,000        851,200
                                                ------------   ------------
        Total Current liabilities                 5,964,200      6,257,000


    Long-term debt                               14,933,000     16,304,800
    Deferred revenue                                 55,200         55,200
    Other non-current liabilities                        --        198,300
                                                ------------   ------------
        Total liablities                         20,952,400     22,815,300


    Shareholders' equity
      Preferred stock of $.01 par;
        authorized 10,000,000 shares;
        none issued                                      --             --
      Common stock of $.01 par;
        authorized 20,000,000 shares;
        Outstanding 10,845,000 in 1995
          and 10,725,000 in 1994                    108,500        107,300
      Additional paid-in-capital                  8,113,300      8,002,300
      Retained earnings                           2,848,700      1,883,700
                                                ------------   ------------
        Total shareholders' equity               11,070,500      9,993,300
                                                ------------   ------------
                                                $32,022,900    $32,808,600
                                                ============   ============

    See accompanying notes to consolidated financial statements.





    Family Steak House of Florida, Inc.
    Consolidated Statements of Cash Flows
    (Unaudited)

                                                For the Nine Months ended
                                                ---------------------------
                                                               September 27
                                                               1995
                                                               ------------
    Operating activities:
      Net earnings (loss)                                         $965,000
      Adjustments to reconcile net earnings
       to net cash provided by operating activities:
        Depreciation and amortization                            1,321,800
        Director's fees in the form of stock options                30,000
        Loss from joint venture                                      5,400
        Income from restaurant dispositions                       (217,900)
        Amortization of loan fees                                   60,300
        Amortization of loan discount                               60,800
        Loss on disposition of equipment                            97,100
        Decrease (increase) in:
          Receivables                                              (28,900)
          Income tax receivable                                    332,200
          Inventories                                               79,900
          Prepaids and other current assets                        275,100
          Other assets                                            (272,300)
        Increase (decrease) in:
          Accounts payable                                         103,100
          Income tax payable                                        91,100
          Accrued liabilities                                     (802,500)
                                                               ------------
    Net cash provided by operating activities                    2,100,200
                                                               ------------
    Investing activities:
      Net proceeds from land held for resale                       496,000
      Proceeds from sale of restaurant                             106,600
      Proceeds from notes receivable                                60,000
      Proceeds from sale of investments                            110,400
      Proceeds from sale of interest in joint venture               48,600
      Capital expenditures                                      (2,204,900)
                                                               ------------
    Net cash used by investing activities                       (1,383,300)
                                                               ------------
    Financing activities:
      Payments on long-term debt                                  (917,800)
      Proceeds from the issuance of common stock                     1,200
                                                               ------------
    Net cash used by financing activities                         (916,600)
                                                               ------------
    Net decrease in cash and cash equivalents                     (199,700)
    Cash and cash equivalents -  beginning of period             1,603,100
                                                               ------------
    Cash and cash equivalents -  end of period                   1,403,400
                                                               ============
    Supplemental disclosures of cash flow information:

      Cash paid during the period for interest                  $1,178,600
                                                               ============
      Cash paid during the period for income tax                  $106,600
                                                               ============
    Non-cash transactions:
      Mortgages and notes receivable issued                     $1,812,000
      Warrants issued                                               81,000
      Accrued interest reclassed to long-term debt                 100,000
                                                               ------------
                                                                $1,993,000
                                                               ============
    See accompanying notes to consolidated financial statements.


    Family Steak House of Florida, Inc.
    Consolidated Statements of Cash Flows
    (Unaudited)

                                                For the Nine Months ended
                                                ---------------------------
                                                               September 28
                                                               1994
                                                               ------------
    Operating activities:
      Net (loss)                                               ($1,038,700)
      Adjustments to reconcile net (loss)
       to net cash provided by operating activities:
        Depreciation and amortization                            1,517,300
        Director's fees in the form of stock options                25,000
        Loss from restaurant disposition                           816,500
        Write-down of property held for resale                     393,000
        Amortization of loan fees                                   74,700
        Amortization of loan discount                               99,000
        Loss on disposition of equipment                            75,000
        Decrease (increase) in:
          Receivables                                               70,800
          Income tax receivable                                    268,100
          Inventories                                               (9,600)
          Prepaids and other current assets                       (368,000)
          Other assets                                             (44,500)
        Increase (decrease) in:
          Accounts payable                                         102,800
          Accrued liabilities                                      553,200
          Other Non-current liabities                             (237,400)
                                                               ------------
    Net cash provided by operating activities                    2,297,200
                                                               ------------
    Investing activities:
      Proceeds from sale of land                                    32,600
      Capital expenditures                                      (1,310,800)
                                                               ------------
    Net cash used by investing activities                       (1,278,200)
                                                               ------------
    Financing activities:
      Payments on long-term debt                                  (782,100)
      Proceeds from the issuance of common stock                       200
                                                               ------------
    Net cash used by financing activities                         (781,900)
                                                               ------------
    Net increase in cash and cash equivalents                      237,100
    Cash and cash equivalents -  beginning of period             1,513,200
                                                               ------------
    Cash and cash equivalents -  end of period                  $1,750,300
                                                               ============
    Supplemental disclosures of cash flow information:

      Cash paid during the period for interest                  $1,065,200
                                                               ============
      Cash paid during the period for income tax                      $ --
                                                               ============
    Non-cash transactions:
      Equipment from closed restaurants transferred to
        other current assets                                      $166,300
      Note payable and franchise rights exchanged for
        past due franchise fees                                  1,300,000
                                                               ------------
                                                                $1,466,300
                                                               ============
    See accompanying notes to consolidated financial statements.