Form 10-K
period 1996-01-03
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1996-03-28
CIK 784539

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)
  ( X )           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1996
                                       OR
  (    )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                          COMMISSION FILE NO. 0-14311

                      FAMILY STEAK HOUSES OF FLORIDA, INC.
             (exact name of registrant as specified in its charter)


         FLORIDA                                         NO. 59-2597349
(State of Incorporation)                        (I.R.S. Employer Identification)

                            2113 FLORIDA BOULEVARD
                         NEPTUNE BEACH, FLORIDA 32266
                   (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (904) 249-4197
          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

                             ---------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES  X   NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                 YES      NO  X

    As of March 8, 1996, 10,860,033 shares of Common Stock of the registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on March 8, 1996, as reported in The Wall Street Journal) held by non-affiliates of the registrant was approximately $7,466,300.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1995 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the registrant's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.   BUSINESS

GENERAL

     Family Steak Houses of Florida, Inc. ("Family" or the "Company"), is the sole franchisee of Ryan's Family Steak House restaurants ("Ryan's restaurants") in the State of Florida.

     The Company's first Ryan's restaurant was opened in Jacksonville, Florida, in May 1982. As of January 3, 1996, the Company operated 24 Ryan's restaurants in Florida, including nine in north Florida and fifteen in central and west Florida.

     A Ryan's restaurant is a family-oriented restaurant serving high-quality, reasonably-priced food in a casual atmosphere with server-assisted service. Ryan's restaurants serve lunch and dinner seven days a week and offer a variety of charbroiled entrees, including various cuts of beef, chicken, and seafood. Most of the restaurants serve a brunch on weekends only. Each restaurant features a diverse selection of items from either a series of "scatter bars" or a 65-foot, self-service, all-you-can-eat Mega Bar<tm>, and a separate fresh bakery and dessert bar. In addition to traditional salad bar items, the scatter bars or Mega Bars<tm> offer hot meats, pre-made salads, soups, baked potatoes with toppings, cheeses and a variety of vegetables.

     The Company believes that its operating strategy of selling top-quality meals at reasonable prices, at food costs to the Company which are higher than the industry average, creates a perception of value to its customers.

     The Company operates its Ryan's restaurants under a Franchise Agreement with Ryan's Family Steak Houses, Inc., ("Ryan's", or the "Franchisor") which grants the Company the right to operate Ryan's Family Steak House restaurants throughout most of the State of Florida.

COMPANY HISTORY

     The Company was formed by the combination, effective February 1986, of six limited partnerships, each of which owned and operated a Ryan's restaurant franchise. In April 1986, the Company issued 4,266,000 shares of its common stock in exchange for the assets and liabilities of the predecessor partnerships and 1,134,000 shares of its common stock to Eddie L. Ervin, Jr., in consideration for Mr. Ervin assigning to the Company all of his rights under the

Franchise Agreement (as defined below). The Company completed its initial public offering of 4,500,000 shares of its common stock in 1986 resulting in net proceeds to the company of approximately $4,145,000.

RECENT DEVELOPMENTS

     In March 1995, the Company entered into amended and restructured debt agreements with its lenders. In August 1995, the Company received a notice from The Travelers Insurance Company that it had sold its notes and certain warrants it held for purchases of the Company's common stock to Cerberus Partners, L.P. For a complete discussion of the debt restructure, see Note 5 to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

FRANCHISE AGREEMENT

     The Company operates its Ryan's Restaurants under a Franchise Agreement between the Company and the Franchisor dated as of September 16, 1987, which Franchise Agreement amended and consolidated all previous franchise agreements (as amended, the "Franchise Agreement"). The Franchise Agreement extends through December 31, 2010 and provides for two additional ten-year renewal options. The renewal options are subject to certain conditions, including the condition that the Company has fully and faithfully performed its obligations under the Franchise Agreement during its original term. Under the terms of the Franchise Agreement, the Company has the right to use the registered mark "Ryan's Family Steak House" and the right to use the Franchisor's techniques in the operation of Ryan's Family Steak House restaurants.

     In July 1994, the Company and the Franchisor amended the Franchise Agreement. The amended agreement requires the Company to pay a royalty fee of 3.0% through May 1997 and 4.0% thereafter on the gross receipts of each Ryan's Family Steak House restaurant. The Company paid royalty fees of 4.5% prior to May 1994. Total royalty fee expenses were $1,263,200, $1,561,100 and $2,406,400 for the years ended January 3, 1996, December 28, 1994 and December 29, 1993, respectively.

     The Franchise Agreement requires the Company to operate a minimum number of Ryan's restaurants on December 31 of each year. Failure to operate the minimum number will result in the loss of exclusivity rights to the Ryan's concept in Florida. The following schedule outlines the number of Ryan's restaurants required to be operated by the Company on December 31 of each year under the Franchise Agreement:

                                           Number of
                                      Restaurants Required to
End of Fiscal Year                       be in Operation

1994-1996                                      24
1997                                           25
1998                                           26
1999                                           27
2000                                           28
2001 and subsequent years         Increases by one each year

     Prior to the June 1994 amendment to the Franchise Agreement, the Company held exclusive franchise rights to build Ryan's restaurants in the State of Florida, with the exception of Panama City, Florida and Escambia County, Florida, where the Franchisor has the right to operate Ryan's restaurants. Under the July 1994 Amendment to the Franchise Agreement, the Company relinquished the franchise rights to most counties in northwest Florida and south Florida in exchange for forgiveness of $500,000 in past due royalty fees. The Company has the right to repurchase the exclusive franchise rights to these counties for $500,000 at any time prior to June 30, 1998. In addition, the Franchisor agreed not to develop any Ryan's restaurants in the south Florida territory prior to June 30, 1996.

     In conjunction with the execution of the July 1994 amendment to the Franchise Agreement, the Company executed and delivered a note to the Franchisor for payment of $800,000 in past due royalty fees. (See Note 5 to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders).

     The Franchise Agreement contains provisions relating to the operation of the Company's Ryan's restaurants. Upon the Company's failure to comply with such provisions, the Franchisor may terminate the Franchise Agreement if such default is not cured within 30 days of notice from the Franchisor. Termination of the Franchise Agreement would result in the loss of the Company's right to use the "Ryan's Family Steak House" name and concept and could result in the sale of the physical assets of the Company to the Franchisor pursuant to a right of first refusal. Termination of the Company's rights under the Franchise Agreement may result in the disruption, and possibly the discontinuance, of the Company's operations. The Company believes that it has operated and maintained each of its Ryan's Family Steak House restaurants in accordance with the operational procedures and standards set forth in the Franchise Agreement, as amended.

OPERATIONS OF RYAN'S RESTAURANTS

     FORMAT. As of March 5, 1996, 23 of the Company's Ryan's Restaurants are located in free-standing buildings which vary in size from 7,500 to 12,000 square feet. One of the Company's Ryan's restaurants is located in a mall. Each restaurant is constructed of brick or stucco walls, interior and exterior, with exposed woodwork. The interior of each Ryan's restaurant contains a dining room, a customer ordering area, and a kitchen. The dining rooms seat a total of between 270 and 420 persons and highlight centrally located, illuminated scatter bars or Mega Bars<tm> and a fresh bakery bar. Each Ryan's restaurant has parking for approximately 100 to 175 cars on lots of overall size of approximately 50,000 to 70,000 square feet.

     The Ryan's restaurants operate seven days a week. Hours of operation are from 11:00 a.m. to 10:00 p.m., Sunday through Thursday, and from 11:00 a.m. to 11:00 p.m., Friday and Saturday. Restaurants that open for brunch open at 8:00 a.m. Saturday and Sunday. In a Ryan's restaurant, the customer enters the restaurant, orders from the menu, and enters the dining room. Beverages are brought to the table by servers. Entrees are cooked to order. The customer ordering the salad bar is given unlimited access to the scatter bars or Mega Bars<tm> and the bakery dessert bar. Customers receive table service of the entree and beverage refills. For the year ended January 3, 1996, the average weekly customer count per restaurant was approximately 5,520 and the average cost of a meal, with beverage, was approximately $6.00.

     RESTAURANT MANAGEMENT AND SUPERVISION. The Company manages the Ryan's restaurants pursuant to a standardized operating and control system together with comprehensive recruiting and training of personnel to maintain food and service quality. In each Ryan's restaurant, the management group consists of a general manager, a manager and one or two assistant managers, depending on sales volume. The Company requires at least two members of the management group on duty during all peak serving periods. Management-level personnel usually begin employment at the manager trainee or assistant manager level, depending on prior restaurant management experience. All new management-level personnel must complete the Company's six-week training period prior to being placed in a management position.

     Each restaurant management group reports to a supervisor. Presently, the supervisors each oversee the operations of five to seven restaurants. The supervisors report directly to the Vice President of Operations. Communication and support from all departments in the Company are designed to assist the supervisors in responding promptly to local problems and opportunities.

     All restaurant managers and supervisors participate in incentive programs based upon the profitability of their restaurants and upon the achievement of certain pre-set goals. The Company believes these incentive programs enable it to operate more efficiently and to attract qualified managers.

     PURCHASING, QUALITY AND COST CONTROL. The Company has a centralized purchase control program which is designed to ensure uniform product quality in all restaurants. The program also helps to maintain reduced food, beverage, and supply costs. The Company purchases approximately 90% of the products used by the Company's Ryan's restaurants through the centralized purchase control program. USDA choice grain-fed beef, the Company's primary commodity, is closely monitored by the Company for advantageous purchasing and quality control. The Company purchases beef through various producers and brokers both on a contract basis and on a spot basis. Beef and other products are generally delivered directly to the restaurants three times weekly, except for fresh produce, which is delivered three to five times per week. The Company believes that satisfactory sources of supply are available for all the items it regularly uses.

     The Franchise Agreement requires that all suppliers to Ryan's restaurants be approved by the Franchisor. Through its relationship with the Franchisor, the Company has obtained favorable pricing on the purchase of food products from several suppliers. In June 1995, the Company renewed its agreement with Kraft Foodservice, Inc. to serve as its primary supplier. Kraft was subsequently purchased by Alliant Foodservice, Inc. The Alliant agreement has a five-year term and is cancellable at any time with 60 days notice.

     The Company maintains centralized financial and accounting controls for its Ryan's restaurants. On a daily basis, restaurant managers forward customer counts, sales information and supplier invoices to Company headquarters. On a weekly basis, restaurant managers forward summarized sales reports and payroll data. Physical inventories of all food and supply items are taken weekly, and meat is inventoried daily.

DEVELOPMENT

     GENERAL. The Company operated 24 Ryan's restaurants as of January 3, 1996.

     SITE LOCATION AND CONSTRUCTION. The Company considers the specific location of a restaurant to be important to its long-term success. The site selection process focuses on a variety of factors, including trade area demographics (such as population density and household income level), an evaluation of site characteristics (such as visibility, accessibility, and traffic volume), and an analysis of the potential competition. In addition, site selection is influenced by the general proximity of a site to other Ryan's restaurants in order to improve the efficiency of the Company's field supervisors and potential marketing programs. The Company obtains its new restaurant sites using its real estate subsidiary. The Company generally locates its restaurants near or adjacent to residential areas in an effort to capitalize on repeat business from such areas as opposed to transient business.

     The Company constructs its Ryan's restaurants using its contracting subsidiary. Management believes that by performing site selection and restaurant construction internally, the Company can maintain better control of site selection, real estate cost and construction performance. While the Company has not required performance and payment bonds, it undertakes to closely supervise and monitor all construction and confirm payment of subcontractors and suppliers. New Ryan's restaurants generally are completed within three months of the date on which construction is commenced.

     MANAGEMENT OF NEW RESTAURANTS. When a new Ryan's restaurant is opened, the principal restaurant management positions are staffed with personnel who have prior experience in a management position at another of the Company's restaurants and who have undergone special training. Prior to opening, all staff personnel at the new location undergo one week of intensive training conducted by the Company's restaurant training team. Such training includes preopening drills in which test meals are served to the invited public. Both the staff at the new location and personnel experienced in store openings at other locations participate in the training and drills.

JOINT VENTURE

     In December 1994, the Company formed a new subsidiary, Family Steak JV, Inc. which acquired a 50% ownership in a Florida limited liability company, Cross Creek Barbeque, L.C. ("Cross Creek"), for the purpose of opening a new restaurant. The Company contributed certain furnishings, fixtures, and equipment owned by its Wrangler's Roadhouse, Inc. subsidiary to Cross Creek and the other 50% owner of Cross Creek contributed the cash necessary to remodel and open the new Cross Creek restaurant. Wrangler's Roadhouse, Inc. leases the land and building it formerly occupied to Cross Creek. The Cross Creek restaurant opened in January 1995. As a result of unsatisfactory operational performance, the Company sold its interest in the Cross Creek restaurant in July 1995.

PROPRIETARY TRADE MARKS

     The name "Ryan's Family Steak House," along with all ancillary signs, building design and other symbols used in conjunction with the name, and the name "Mega Bar", are the primary trademarks and service marks of the Franchisor. Such marks are registered in the United States. All of these registrations and the goodwill associated with the Franchisor's trademarks are of material importance to the Company's business and are licensed to the Company under the Franchise Agreement.

COMPETITION

     The food service business in Florida is highly competitive and is often affected by changes in the taste and eating habits of the public, economic conditions affecting spending habits, local demographics, traffic patterns and local and national economic conditions. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of the facilities are also important factors. The Company's restaurants are in competition with restaurants operated or franchised by national, regional and local restaurant companies offering a similar menu, many of which have greater resources than the Company. The Company also is in competition with specialty food outlets and other vendors of food.

     In addition, the Franchisor has the right to operate one Ryan's restaurant in Panama City, Florida, one Ryan's restaurant in Pensacola, Florida, and operate additional Ryan's restaurants in Escambia County, Florida if such restaurants are not located within five miles of a Ryan's restaurant operated by the Company. Even though the Company believes that such five mile location restriction will prevent direct competition between a restaurant owned by the

Company and a restaurant owned by the Franchisor, competition with restaurants owned by the Franchisor could occur. In addition, beginning in June 1996, the Franchisor has the right to operate restaurants in several other west Florida and south Florida counties.

EMPLOYEES

     As of January 3, 1996, the Company employed approximately 1,320 persons, of whom approximately 50% are considered by management as part-time employees. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

EXECUTIVE OFFICERS

     The following persons were executive officers of the Company effective January 3, 1996:

     Lewis E. Christman, Jr., age 76, has been President and Chief Executive Officer of the Company since April 1994. Mr. Christman was hired as a consultant to oversee and direct the Company's purchasing program in January 1994 and has been a Director of the Company since May 1993. In addition, Mr. Christman serves as President of each of the Company's subsidiaries. Mr. Christman has been a partner in East Coast Marketing since 1990. From 1979 to 1989, Mr. Christman served as Chairman of the Board of Neptune Marketing, Inc., a food brokerage company.

     Edward B. Alexander, age 37, has been Secretary and Treasurer of the Company since November 1990. In addition, Mr. Alexander serves as Secretary of
each of the Company's subsidiaries.   Mr. Alexander served as controller of the
Company from January 1989 to April 1990 and as Director of Finance since April 1990. From April 1985 until December 1988, Mr. Alexander was employed as controller for Mac Papers, Inc., a wholesale paper products distributor. Prior to April 1985, Mr. Alexander served as a senior accountant for the accounting firm of Touche Ross & Co.

     Bob Martin, age 67, has been Vice President of Family Steak Houses,
Inc. since April 1994. In addition, Mr. Martin has been Vice President of Steak House Construction since 1986. Mr. Martin was project manager and construction supervisor for all of the Company's restaurants. Prior to 1981, Mr. Martin was Vice President of Universal Environmental Control Construction Inc. from 1973 to 1981.

     Robert Scott, age 43, has been Vice President of Operations for the Company since July 1994. From May 1983 to July 1994, Mr. Scott was employed by Golden Corral Family Restaurants as a District Manager, responsible for 35 restaurants in his division. From November 1978 to April 1982, Mr. Scott was employed as the Manager of Operations for Hardwicke Corporation (Restaurants and Pubs). Prior to 1978, Mr. Scott was General Manager of a Ground Round Restaurant.

     William Stanley Smith, Jr., age 59, has been Executive Vice President of the Company since April 1995. From June 1994 to April 1995, Mr. Smith was a consultant to the Company. From October 1985 to June 1994, Mr. Smith served as Vice President of Development of the Company. In addition, Mr. Smith serves as Vice President of each of the Company's subsidiaries.

GOVERNMENT REGULATION

     The Company is subject to the Fair Labor Standards Act which governs such matters as minimum wage requirements, overtime and other working conditions. A large number of the Company's restaurant personnel are paid at or slightly above the federal minimum wage level and, accordingly, any change in such minimum wage will affect the Company's labor costs. The Company is also subject to the Equal Employment Opportunity Act and a variety of federal and state statutes and regulations. The Company's restaurants are constructed to meet local and state building requirements and are operated in accordance with state and local regulations relating to the preparation and service of food.

     The Company believes that it is in substantial compliance with all applicable federal, state and local statutues, regulations and ordinances and that compliance has had no material effect on the Company's capital expenditures, earnings or competitive position, and such compliance is not expected to have a material adverse effect upon the Company's operations. The Company, however, cannot predict the impact of possible future legislation or regulation on its operations.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company procures its food and other products from a variety of suppliers, and follows a policy of obtaining its food and products from several major suppliers under competitive terms. A substantial portion of the beef used by the Company is obtained from one supplier, although the Company believes comparable beef meeting its specifications is available in adequate quantities from other suppliers. To ensure against interruption in the flow of food supplies due to unforeseen or catastrophic events, to take advantage of favorable purchasing opportunities, and to insure that meat received by the Company is properly aged, the Company maintains a two to six week supply of beef.

WORKING CAPITAL REQUIREMENTS

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. The Company does not maintain significant receivables and inventories. Therefore, with the exception of debt service, working capital requirements for continuing operations are not significant.

     In March 1995, the Company entered into an Amended and Restated Note Agreement, dated as of February 1, 1995, with The Travelers Insurance Company and certain of its affiliates ("the Note Agreement"). In August 1995, the Travelers Notes were sold to Cerberus Partners, L.P. The Cerberus Notes are due May 30, 1998 and provide for an interest rate of 9.0%, and monthly principal reductions of $65,000 beginning January 1, 1996. As of January 3, 1996, the outstanding balance due under the Cerberus Notes was $11,607,800.

     The Note Agreement includes detachable Warrants for purchases of up to 1,750,000 shares of the Company's common stock at an exercise price of $.40 per share. The Cerberus Notes are secured by second mortgages on twenty-two of the Company's restaurant properties. The Note Agreement provides for various covenants including prepayment options, the maintenance of prescribed debt service coverages, limitations on the declaration of cash dividends, sale of assets, and certain other restrictions.

     Also in March 1995, the Company entered into an Amended and Restated Loan Agreement with The Daiwa Bank, Limited, and SouthTrust Bank of Alabama, National Association (the "Bank Loan"), which extends the maturity date of its secured term loan with the banks until May 30, 1998. The Bank Loan bears interest at prime rate plus 0.50%, with monthly principal payments of $41,250 beginning April 1, 1995 ($67,100 prior to April 1, 1995). The Bank Loan is secured by first mortgages on twenty-two of the Company's restaurant properties, and provides for various covenants substantially consistent with those of the Travelers Agreement. As of January 3, 1996, the outstanding balance under the Bank Loan was $4,163,000.

SEASONALITY

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December.

RESEARCH

     The Company relies on the Franchisor to maintain ongoing research programs relating to the development of new products and evaluation of marketing activities. Although research and development activities are important to the Company, no expenditures for research and development have been incurred by the Company.

CUSTOMERS

     No material part of the Company's business is dependent upon a single customer or a few customers.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES

     The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through restaurants owned and operated by the Company. The Company has no operations outside the continental United States.

ITEM 2.  PROPERTIES


     Location                               Date Opened
     --------                               -----------
     Jacksonville                         May       1982
     Jacksonville                         May       1983
     Jacksonville                         November  1983
     Orange Park                          May       1984
     Jacksonville                         May       1985
     Jacksonville                         July      1985
     Ocala                                September 1986
     Neptune Beach                        November  1986
     Lakeland                             February  1987
     Lakeland                             March     1987
     Winter Haven                         August    1987
     Apopka                               September 1987
     Gainesville                          December  1987
     Hudson                               February  1988
     New Port Richey                      May       1988
     Tampa                                June      1988
     Tallahassee                          August    1988
     Daytona Beach                        September 1988
     Tampa                                November  1988
     Orlando                              January   1989
     Orlando                              February  1989
     Clearwater                           August    1989
     Melbourne                            November  1989
     Lake City                            March     1991

      As of March 1995, the Company operated 24 Ryan's restaurants. The specific rate at which the Company is able to open new restaurants will be determined by its ability to locate suitable sites on satisfactory terms, raise the necessary capital, secure appropriate governmental permits and approvals and recruit and train management personnel.

     As of January 3, 1996, the Company owned the real property on which 22 of its restaurants were located. All of these properties were subject to first and second mortgages securing the Cerberus Notes and the Bank Loan.

     The Company leases the real property on which two of its restaurants are located. Those restaurants are located at 3546 Blanding Boulevard, Jacksonville, Florida and in Clearwater, Florida.

     The executive offices of the Company, consisting of approximately 3,500 square feet, are leased at a monthly rental rate of $2,680, plus sales tax, from William Stanley Smith, Jr., an officer and director of the Company. The Company paid $35,995 in rental payments to Mr. Smith in fiscal year 1995.

     The Company currently leases 2,800 square feet of mixed warehouse and office space from Eddie L. Ervin, Jr., a former officer and director of the Company. The aggregate monthly payment due is approximately $1,495, plus sales tax. The Company paid $20,151 in rental payments to Mr. Ervin in fiscal year 1995.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various pending legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel the ultimate disposition of these claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                          PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The information contained under the caption "Common Stock Data" in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information contained under the caption "Five-Year Financial Summary" in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants as contained in the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors contained under the caption "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 2, 1996, is incorporated herein by reference.

     Securities and Exchange Commission Rules under Section 16(a) of the Securities Exchange Act of 1934 require the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers and to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the 1995 fiscal year, all filing requirements applicable to its officers, directors, and greater-than-10% beneficial owners were complied with on a timely basis, except as set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 2, 1996, which is incorporated herein by reference.

     The information regarding executive officers is set forth in Item 1 of this report under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Pay" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 2, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 2, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 2, 1996, is incorporated herein by reference.

                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. The financial statements listed below are filed with this report on Form 10-K or are incorporated herein by reference from the Company's 1995 Annual Report to Shareholders. With the exception of the pages listed below, the 1995 Annual Report to Shareholders is not deemed "filed" as a part of this report on Form 10-K.

                                                       Page
                                                     Reference
                                                     ---------
                                              Form        1995
                                              10-K   Annual Report
                                              ----   -------------
Consent of Independent Certified
  Public Accountants                         F-1
Report of Independent Certified
  Public Accountants                                         21
Consolidated Statements of Operations                         8
Consolidated Balance Sheets                                   9
Consolidated Statements of Share-
  holders' Equity                                            11
Consolidated Statements of Cash Flows                        10
Notes to Consolidated Financial
  Statements                                                 12


(a)2. No financial statement schedules have been included since the required information is not applicable or the information required is included in the financial statements or the notes thereto.

(a)3. The following exhibits are filed as part of this report on Form 10-K, and this list comprises the Exhibit Index.

      No.  Exhibit

      3.01 Articles of Incorporation of Family Steak Houses of Florida,
           Inc. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

      3.02 Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.02 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

      3.03 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

      3.04 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

      4.01 Specimen Stock Certificate for shares of the Company's Common
           Stock (Exhibit 4.01 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

     10.01 Amended Franchise Agreement between Family Steak Houses of
           Florida, Inc. and Ryan's Family Steak Houses, Inc., dated September 16, 1987. (Exhibit 10.01 to the Company's Registration Statement on Form S-1, filed with the Commission on October 2, 1987, Registration No. 33-17620, is incorporated herein by reference.)

     10.02 Lease regarding the restaurant located at 3549 Blanding Boulevard, Jacksonville, Florida (Exhibit 10.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

     l0.03 Lease, dated May 18, 1989, between the Company and Stoneybrook
           Associates, Ltd., for a restaurant located in Clearwater, Florida. (Exhibit 10.25 to the Company's Registration Statement on Form S-1, filed with the Commission on September 29, 1989, Registration No. 33-17620, is incorporated herein by reference.)

     10.04 Amended and Restated Loan Agreement, dated March 14, 1995, by the Company and certain of its subsidiaries, as borrowers, in favor of The Daiwa Bank, Limited, and SouthTrust Bank of Alabama, National Association, as lenders. (Exhibit 10.04 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.05 Second Amended and Restated Renewal Mortgage and Security Agreement and Mortgage Spreading Agreement, dated March 14,
           1995, by the Company as mortgagor, and The Daiwa Bank, Limited and SouthTrust Bank of Alabama, National Association, as lenders. (Exhibit 10.05 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.06 Amended and Restated Senior Note Agreement, dated as of
           February 1, 1995, by the Company and certain of its subsidiaries, as maker, and The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company, as noteholders. (Exhibit 10.06 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.07 Amended and Restated Warrant to Purchase Shares of Common
           Stock, void after October 1, 2003, which represents warrants issued to The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company. (Exhibit 10.07 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.08 Warrant  to  Purchase  Shares  of   Common  Stock, void  after
           October 1, 2003, which  represents   warrants issued to The
           Phoenix Insurance  Company,   The Travelers Indemnity Company, and
           The Travelers Insurance Company. (Exhibit 10.08 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.09 Employment  agreement  between  the   Company  and William
           Stanley Smith, Jr., dated as of June 20, 1995. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

     10.10 Employment  agreement   between  the  Company  and Lewis E.
           Christman, Jr., dated as of June 20, 1995. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

     10.11 Employment  agreement  between  the   Company  and Edward B.
           Alexander, dated as of April 1, 1995. (Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

     10.12 Employment  agreement   between  the  Company  and Robert J.
           Martin, dated as of June 20, 1995. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

     10.13 Employment  agreement  between   the  Company  and Robert
           Scott, dated as of June 20, 1995. (Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

     10.14 Lease  dated March 1, 1994 between the Company and Eddie  L.
           Ervin, Jr., for corporate office and warehouse space in Neptune Beach, Florida. (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.15 Lease dated March 1, 1994 between  the Company and William
           Stanley Smith, Jr., for executive offices in Neptune Beach, Florida. (Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.16 Amendment  of  Franchise  Agreement between Ryan's Family
           Steak Houses, Inc.  and  the  Company dated July 11, 1994. (Exhibit
           10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.17 Agreement between the Company and Kraft Foodservice, Inc., as the Company's primary food product distribution. (Exhibit 10.06 to the Company's Annual Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

     10.18 Second Amended and Restated Renewal Promissory Note, dated March 14, 1995, by the Company and certain of its subsidiaries, as maker, in favor of SouthTrust Bank of Alabama, National Association. (Exhibit 10.18 to the Company's Annual Report Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.19 Second Amended and Restated Renewal Promissory Note, dated March 14, 1995, by the Company and certain of its subsidiaries,
           as  maker,  in favor of  The  Daiwa   Bank, Limited. (Exhibit 10.19
           to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.20 Mortage and Security Agreement, dated March 14, 1995, by the Company, as Mortgagor, in favor of The Travelers Insurance Company, as collateral agent. (Exhibit 10.20 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.21 Amended and Restated 9.0% Senior Notes, due June 1, 1998, by the Company, as maker, in favor of TRAL & CO., an affiliate of The Travelers Insurance Company, dated as of February 1, 1995. (Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

     10.22 Agreement regarding termination of consulting services between the Company and Eddie L. Ervin, Jr., dated April 17, 1995.

     10.23 Letter of notification to the Company from The Travelers
           Insurance Company regarding its sale of Senior Notes and Warrants to Cerberus Partners, L.P.

     13.01 1995 Annual Report to Shareholders.

     21.01 Family Rustic Investments, Inc., a Florida corporation, Steak House Construction Corporation, a Florida corporation, Wrangler's Roadhouse, Inc., a Florida corporation and Steak House Realty Corporation, a Florida corporation, are wholly owned subsidiaries of the Company.

     23.0l Consent of Independent Certified Public Accountants - Deloitte
           & Touche LLP.

     27.00 Financial data schedule (electronic filing only).

(b)   None.

(c)   See (a)3. above for a list of all exhibits filed herewith and the
      Exhibit Index.

(d)   None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FAMILY STEAK HOUSES OF FLORIDA, INC.



Date:   March 20, 1996                      BY: /s/ Lewis E. Christman, Jr.
                                            ---------------------------
                                            Lewis E. Christman, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.



Signature                          Title                     Date
---------                          -----                     ----
/s/ Lewis E. Christman, Jr.        President (Principal      March 18, 1996
---------------------------        Executive Officer
Lewis E. Christman, Jr.            and Director)

/s/ Edward B. Alexander            Secretary and Treasurer   March 18, 1996
-----------------------            (Principal Financial and
Edward B. Alexander                Accounting Officer).


/s/ Robert J. Martin               Vice President and        March 18, 1996
--------------------               Director
Robert J. Martin

/s/ William S. Smith, Jr.          Executive Vice President  March 18, 1996
-------------------------          and Director
William S. Smith, Jr.

/s/ Michael J. Walters             Controller                March 18, 1996
----------------------
Michael J. Walters

/s/ Joseph M. Glickstein, Jr.      Director                  March 18, 1996
-----------------------------
Joseph M. Glickstein, Jr.

/s/ Richard M. Gray                Director                  March 18, 1996
-------------------
Richard M. Gray


                               INDEX TO EXHIBITS



EXHIBIT
NO.      DESCRIPTION OF EXHIBIT
---      ----------------------
3.01     Articles of Incorporation of Family Steak Houses of Florida, Inc.
         (Exhibit 3.01 to the Company's Registration Statement on Form S-1,
         Registration No. 33-1887, is incorporated herein by reference.)

3.02     Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.02 to the
         Company's Registration Statement on Form S-1, Registration No.
         33-1887, is incorporated herein by reference.)

3.03     Articles of Amendment to the Articles of Incorporation of Family Steak
         Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration
         Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.04     Articles of Amendment to the Articles of Incorporation of Family Steak
         Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration
         Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

4.01     Specimen Stock Certificate for shares of the Company's Common Stock
         (Exhibit 4.01 to the Company's Registration Statement on Form S-1,
         Registration No. 33-1887, is incorporated herein by reference.)

10.01    Amended Franchise Agreement between Family Steak Houses of Florida,
         Inc.,  and Ryan's Family Steak Houses, Inc., dated September 16, 1987.
         (Exhibit 10.01 to the Company's Registration Statement on Form S-1, filed with the Commission on October 2, 1987, Registration
         No. 33-17620, is incorporated herein by reference.)

10.02 Lease regarding the restaurant located at 3549 Blanding Boulevard, Jacksonville, Florida (Exhibit 10.03 to the Company's Registration
         Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)


10.03 Lease, dated May 18, 1989, between the Company and Stoneybrook Associates, Ltd., for a restaurant located in Clearwater, Florida. (Exhibit 10.25 to the Company's Registration Statement on Form S-1, filed with the Commission on September 29, 1989, Registration
         No. 33-17620, incorporated herein by reference.)

10.04 Amended and Restated Loan Agreement, dated March 14, 1995, by the Company and certain of its subsidiaries, as borrowers, in favor of The Daiwa Bank, Limited, and SouthTrust Bank of Alabama, National Association, as lenders. (Exhibit 10.04 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

10.05 Second Amended and Restated Renewal Mortgage and Security Agreement and Mortgage Spreading Agreement, dated March 14, 1995, by the
         Company as mortgagor, and The Daiwa Bank, Limited, and SouthTrust
         Bank of Alabama, National Association, as lenders. (Exhibit 10.05 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

10.06 Amended and Restated Senior Note Agreement, dated as of February 1, 1995, by the Company and certain of its subsidiaries, as maker, and The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company, as noteholders. (Exhibit 10.06 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

10.07 Amended and Restated Warrant to Purchase Shares of Common Stock, void after October 1, 2003, which represents warrants issued to The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company. (Exhibit 10.07 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

10.08 Warrant to Purchase Shares of Common Stock, void after October 1, 2003, which represents warrants issued to The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company. (Exhibit 10.08 to the Company's Annual Report on Form 10-K, with the Commission on March 28, 1995, is incorporated herein by reference).

10.09 Employment agreement between the Company and William Stanley Smith, Jr., dated as of June 20, 1995. (Exhibit 10.01 to the Company's Annual Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

10.10 Employment agreement between the Company and Lewis E. Christman, Jr., dated as of June 20, 1995. (Exhibit 10.02 to the Company's Annual Report on Form 10-Q, filed with the Commission on August 9, is incorporated herein by reference).

10.11 Employment agreement between the Company and Edward B. Alexander, dated as of April 1, 1995. (Exhibit 10.03 to the Company's Annual Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

10.12 Employment agreement between the Company and Robert J. Martin, dated as of June 20, 1995. (Exhibit 10.04 to the Company's Annual Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

10.13 Employment agreement between the Company and Robert Scott, dated as of June 20, 1995. (Exhibit 10.05 to the Company's Annual Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated by reference).

10.14 Lease dated March 1, 1994 between the Company and Eddie L. Ervin, Jr., for corporate office and warehouse space in Neptune Beach, Florida. (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.

10.15 Lease dated March 1, 1994 between the Company and William Stanley Smith, Jr., for executive offices in Neptune Beach, Florida. (Exhibit
         10.16 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

10.16 Amendment of Franchise Agreement between Ryan's Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28 1995, is incorporated herein by reference).

10.17 Agreement between the Company and Kraft Foodservice, Inc., as the Company's primary food product distribution. (Exhibit 10.06 to the Company's Annual Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

10.18    Second Amended and Restated Renewal Promissory Note, dated March
         14, 1995, by the Company and certain of its subsidiaries, as maker, in favor of SouthTrust Bank of Alabama, National Association. (Exhibit
         10.18 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

10.19 Second Amended and Restated Renewal Promissory Note, dated March 14, 1995, by the Company and certain of its subsidiaries, as maker, in favor of The Daiwa Bank, Limited. (Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

10.20 Mortage and Security Agreement, dated March 14, 1995, by the Company, as Mortgagor, in favor of The Travelers Insurance Company, as collateral agent. (Exhibit 10.20 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

10.21 Amended and Restated 9.0% Senior Notes, due June 1, 1998, by the Company, as maker, in favor of TRAL & CO., an affiliate of The Travelers Insurance Company, dated as of February 1, 1995. (Exhibit
         10.21 to the Company's Annual Report on Form 10-K, filed with the Commission March 28, 1995, is incorporated herein by reference).

10.22 Agreement regarding termination of consulting services between the Company and Eddie L. Ervin, Jr., dated April 17, 1995.

10.23 Letter of notification to the Company from The Travelers Insurance Company regarding its sale of Senior Notes and Warrants to Cerberus Partners, L.P..

13.01    1995 Annual Report to Shareholders.

21.01 Family Rustic Investments, Inc., a Florida corporation, Steak House Construction Corporation, a Florida corporation, Wrangler's Roadhouse, Inc., a Florida corporation, Family Steak JV, Inc., a Florida corporation, and Steak House Realty Corporation, a Florida corporation, are wholly owned subsidiaries of the Company.

23.01    Consent of Independent Certified Public Accountants - Deloitte &
         Touche LLP.

27.00    Financial Data Schedule (electronic filing only).


(b)  None.

(c)  See (a)3. above for a list of all exhibits filed herewith and the
     Exhibit Index.

(d)  None.