Form 10-Q
period 1996-04-03
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1996-05-14
CIK 784539

May 14, 1996

OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA 22312-2413


Dear Sirs:

Pursuant to regulatations of the Securities and Exchange
Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc. is the Company's
Quarterly Report on Form 10-Q for the Fiscal Quarter ended
April 3, 1996.

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

               For the Quarter ended April 3, 1996

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

                       Yes  X      No_____


   Title of each class          Number of shares outstanding

      Common Stock                       10,892,900
          $.01 par value                   As of May 3, 1996
              FAMILY STEAK HOUSES OF FLORIDA, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 3, 1996

                           (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the thirteen week period ended April 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1997. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1996.

The consolidated financial statements include the accounts of the
Company and  its  wholly-owned  subsidiaries.    All  significant
intercompany  profits,   transactions  and   balances  have  been
eliminated.

Note 2.  Earnings Per Share

Earnings per share for the thirteen weeks ended April 3, 1996 and March 29, 1995 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option and stock warrants.
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended April 3, 1996 versus March 29, 1995

     The Company experienced a decrease in sales during the first thirteen weeks of 1996 compared to the first thirteen weeks of 1995, as a result of lower same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year). Same-store sales decreased 8.7% to $10,359,700 from $11,342,100 for the same period in 1995, compared to an increase of 1.1% in 1995.

Management believes that the decrease in same-store sales is primarily due to the effects of increasing competition, including several new or remodeled restaurants opened by competitors in areas close to Company restaurants. Management is seeking to improve sales trends by focusing on improved restaurant operations, increasing marketing expenditures, and devising competitive strategies to offset the effects of new competition.

   The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents, and licenses. The Company's food, beverage, payroll, and employee benefit costs as a percentage of sales are believed to be higher than the industry average, due to the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 85.7% in the first quarter of 1996 from 82.5% in same quarter of 1995.

     Food and beverage costs increased as a percentage of sales from 39.2% in 1995 to 40.1% in 1996, due primarily to higher produce costs. Payroll and benefit costs as a percentage of sales increased to 26.9% in 1996 from 25.7% in 1995, primarily due to the decrease in same-store sales, which resulted in lower efficiencies in labor scheduling.

      Depreciation and amortization expenses increased as a percentage of sales in the first quarter of 1996, compared to the same period of 1995, primarily as a result of lower same-store sales.

     General and administrative expenses as a percentage of sales were decreased  to 5.1% in the first quarter of 1996 from 5.3% in
the same  quarter in  1995.   This decrease  was primarily due to
costs associated with settlement of a lawsuit in 1995.






     Interest expense decreased to $391,000 in the first quarter of 1996 versus $449,700 in the same quarter of 1995. The decrease was due primarily to lower outstanding principal balances, resulting from principal payments made throughout the last twelve months.

     The effective income tax rate for the first three months of 1996 was 25.0%, compared to 15.0% in 1995. The lower than statutory rates are due to the realization of deferred tax assets for which a reserve had been provided in prior periods.

     Net earnings were $261,100 and $578,600 in the first quarters of 1996 and 1995, respectively. Earnings per share for the quarter were 2 cents in 1996 compared to 5 cents in 1995.

       The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended April 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1997.

Recent Developments

     In April 1996, the Company signed a letter of intent to purchase land on which the Company intends to construct a Ryan's restaurant. The purchase of the property is contingent upon approval of the site by Ryan's Family Steak Houses, Inc., (the "Franchisor"), in accordance with the Company's amended Franchise Agreement, and the Company's ability to obtain suitable financing for the construction. The Company believes the Franchisor will approve the site and that suitable sales leaseback financing will be obtained so that the new restaurant will be completed and become operational during the third quarter of 1996.

     In May  1996,  Wrangler's  Roadhouse,  Inc.,  the  Company's
wholly  owned  subsidiary,    sold  the  building  which  it  had
previously leased to Cross Creek Barbeque. The Company recognized a gain of approximately $7,000 on the sale.

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




     At April 3, 1996, the Company had a working capital deficit of $2,954,900 compared to a working capital deficit of $3,284,900 at January 3, 1996. The decrease in the working capital deficit during the first three months in 1996 was due primarily to net earnings generated in the first quarter of 1996.

     Cash provided by operating activities decreased 5.7% to $1,213,500 in the first quarter of 1996 from $1,286,200 in the first quarter of 1995, primarily due to reduced earnings in 1996.

     The Company spent approximately $192,900 in the first quarter of 1996 and $821,000 in the first quarter of 1995 for equipment and improvements. Capital expenditures for 1996 and 1997 are estimated to be $750,000 and $900,000 respectively. The Company projects that cash generated from operations will be sufficient to fund these improvements.

     In March 1995, the Company entered into an Amended and Restated Note Agreement, dated as of February 1, 1995, with The Travelers Insurance Company and certain of its affiliates (the "Note Agreement"), pursuant to which existing notes of the Company were renewed, amended and restated (as amended and restated, the "Notes"). In August 1995, the Note Agreement was sold to Cerberus Partners, L.P. The Notes are due May 30, 1998 and provides for an interest rate of 9.0% with $65,000 monthly in principal reductions beginning January 1, 1996. As of April 3, 1996, the outstanding balance due under the Notes was $11,412,790.

     The Note Agreement includes detachable Warrants for purchases of up to 1,750,000 shares of the Company's common stock at an exercise price of $.40 per share. The Notes are secured by second mortgages on twenty-two Company restaurant properties. The Note Agreement provides for various convenants including prepayment options, the maintenance of prescribed debt service coverages, limitations on the declaration of cash dividends, sale of assets, and certain other restrictions.

     Also in March 1995, the Company entered into an Amended and Restated Loan Agreement with The Daiwa Bank, Limited, and SouthTrust Bank of Alabama, National Association (the "Bank Loan") which extends the maturity date of the Bank Loan until May 30, 1998. The Bank Loan bears interest at prime rate plus 0.50%, with monthly principal payments of $41,250 beginning April 1, 1995 ($67,100 prior to April 1, 1995). The Bank Loan is secured by first mortgages on twenty-two of the Company's restaurant properties, and provides for various covenants substantially consistent with those of the Note Agreement. As of April 3, 1996, the outstanding balance under the Bank Loan was $4,039,296.








Impact of Inflation

     Costs of food, beverage, and labor are the expenses most affected by inflation in the Company's business. Althrough inflation has not been a major factor for the past several years, there can be no assurance that it will not be in the future. A significant number of the Company's personnel are paid at the federally established minimum wage level, which was last increased April 2, 1991. Any increase in the minimum wage will increase the Company's labor costs, necessitating an increase to the Company's sales prices. Sale prices were last increased approximately 2.5% in 1995.



 PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are filed as part of this report of Form 10-Q and this list comprises the Exhibit Index.


           No.      Exhibit

           27.00    Financial Data Schedule.




                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FAMILY STEAK HOUSES OF FLORIDA, INC.
                        (Registrant)





                        /s/ Lewis E. Christman, Jr.
Date: May 10, 1996      Lewis E. Christman, Jr.
                        President
                        (Chief Executive Officer)



                        /s/ Edward B. Alexander
Date: May 10, 1996      Edward B. Alexander
                        Director of Finance
                        (Principal Financial and Accounting
                        Officer)


                        /s/ Michael J. Walters
Date: May 10, 1996      Michael J. Walters
                        Controller




     Financial Statements

     Family Steak Houses of Florida, Inc.
     Consolidated Statements of Earnings
     (Unaudited)


                                           For The Quarter Ended
                                         -------------------------

                                           April 3,     March 29
                                              1996         1995
                                         ------------ ------------
     Sales                               $10,359,700  $11,342,100

     Cost and expenses:
      Food and beverage                    4,150,200    4,443,800
      Payroll and benefits                 2,783,300    2,917,000
      Depreciation and amortization          425,300      440,600
      Other operating expenses             1,524,900    1,553,100
      General and administrative expenses    528,800      606,300
      Franchise fees                         310,600      340,300
      Loss from disposition of equipment      18,600       25,000
      Loss from joint venture                     --       26,700
                                         ------------ ------------
                                           9,741,700   10,352,800

            Earnings from operations         618,000      989,300


     Interest and other income               121,100      141,000
     Interest expense                       (391,000)    (449,700)
                                         ------------ ------------
            Earnings before income taxes     348,100      680,600
     Provision for income taxes               87,000      102,000
                                         ------------ ------------
            Net earnings                    $261,100     $578,600
                                         ============ ============
     Net earnings per common and equivalent
       share                                   $0.02        $0.05
                                         ============ ============
     Weighted average common
       shares and equivalents             12,122,000   11,084,000
                                         ============ ============
     See accompanying notes to consolidated financial statements.




    Family Steak Houses of Florida, Inc.
    Consolidated Balance Sheets
    (Unaudited)

                                                           April 3,
                                                               1996
                                                         -------------
      Cash and cash equivalents                            $1,467,300
      Investments                                             600,300
      Receivables                                              54,500
      Current portion of note and mortgages receivable        172,000
      Inventories                                             232,100
      Prepaids and other current assets                       171,300
                                                         -------------
        Total current assets                                2,697,500

    Note and mortgages receivable                           1,214,500

    Property and equipment:
      Land                                                  9,249,700
      Buildings and improvements                           18,815,200
      Equipment                                            12,017,100
                                                         -------------
                                                           40,082,000
      Accumulated depreciation                            (13,585,300)
                                                         -------------
              Net property and equipment                   26,496,700


    Property held for resale                                  552,800
    Other assets, principally deferred charges,
      net of accumulated amortization                         536,400
                                                         -------------
                                                          $31,497,900
                                                         =============

    LIABILITIES   AND  SHAREHOLDERS'  EQUITY

    Current liabilities:
      Accounts payable                                      1,547,300
      Accrued liabilities                                   2,482,700
      Income taxes payable                                     67,400
      Current portion of long-term debt                     1,555,000
                                                         -------------
        Total current liabilities                           5,652,400

    Long-term debt                                         14,064,300
    Deferred revenue                                           49,400
                                                         -------------
        Total liabilities                                  19,766,100

    Commitments and contingencies

    Shareholders' equity:
      Preferred stock of $.01 par;
          authorized 10,000,000 shares;
          none issued                                              --
      Common stock of $.01 par;
          authorized 20,000,000 shares;
          outstanding  10,874,000                             108,700
      Additional paid-in capital                            8,134,100
      Retained earnings                                     3,489,000
                                                         -------------
                 Total shareholders' equity                11,731,800
                                                         -------------
                                                          $31,497,900
                                                         =============

    See accompanying notes to consolidated financial statements.




Family Steak Houses of Florida, Inc.
Consolidated Balance Sheet
(Unaudited)

                                                          January 3,
                                                               1996
                                                         -------------
Current assets:
      Cash and cash equivalents                              $711,400
      Investments                                             600,300
      Receivables                                              73,900
      Current portion of note and mortgages receivable        155,700
      Inventories                                             247,400
      Prepaids and other current assets                       256,600
                                                         -------------
        Total current assets                                2,045,300

Note and mortgages receivable                               1,262,700

Property and equipment:
      Land                                                  9,342,200
      Buildings and improvements                           18,774,500
      Equipment                                            11,940,900
                                                         -------------
                                                           40,057,600
Accumulated depreciation                                  (13,220,900)
                                                         -------------
              Net property and equipment                   26,836,700


Property held for resale                                      552,800
Other assets, principally deferred charges,
  net of accumulated amortization                             562,200
                                                         -------------
                                                          $31,259,700
                                                         =============
LIABILITIES   AND  SHAREHOLDERS'  EQUITY

Current liabilities:
      Accounts payable                                      1,250,700
      Accrued liabilities                                   2,494,100
      Income taxes payable                                      5,400
      Current portion of long-term debt                     1,580,000
                                                         -------------
        Total current liabilities                           5,330,200

Long-term debt                                             14,420,400
Deferred revenue                                               49,400
                                                         -------------
Total liabilities                                          19,800,000

Shareholders' equity:
      Preferred stock of $.01 par;
          authorized 10,000,000 shares;
          none issued                                              --
      Common stock of $.01 par;
          authorized 20,000,000 shares;
          outstanding  10,845,000                             108,500
      Additional paid-in capital                            8,123,300
      Retained earnings                                     3,227,900
                                                         -------------
                 Total shareholders' equity                11,459,700
                                                         -------------
                                                          $31,259,700
                                                         =============

    See accompanying notes to consolidated financial statements.

    Family Steak Houses of Florida, Inc.
    Consolidated Statements of
    Cash Flows
    For the Quarter Ended
    (Unaudited)

                                                          April 3,
                                                             1996
                                                         ------------
    Operating activities:
      Net earnings                                          $261,100
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                        425,300
        Directors' fees in the form of stock options           5,000
        Loss from joint venture                                   --
        Amortization of loan discount                         13,900
        Amortization of loan fees                             22,400
        Loss on disposition of equipment                      18,600
        Decrease (increase) in:
          Receivables                                         19,400
          Income tax receivable                                   --
          Inventories                                         15,300
          Prepaids and other current assets                   85,300
        Increase (decrease) in:.
          Accounts payable                                   296,600
          Accrued liabilities                                (11,400)
          Income taxes payable                                62,000
          Other non-current liabilities                           --
                                                         ------------
    Net cash provided by operating activities              1,213,500

    Investing activities:
      Net proceeds from sale of property held for resale          --
      Proceeds from sale of property and equipment            92,400
      Proceeds from notes receivable                          31,900
      Capital expenditures                                  (192,900)
                                                         ------------
    Net cash used by investing activities                    (68,600)

    Financing activities:
      Payments on long-term debt                            (395,000)
      Proceeds from the issuance of common stock               6,000
                                                         ------------
    Net cash used by financing activities                   (389,000)

    Net increase in cash and cash equivalents                755,900
    Cash and cash equivalents - beginning of period          711,400
                                                         ------------
    Cash and cash equivalents - end of period             $1,467,300

    Supplemental disclosures of cash flow information:

        Cash paid during the quarter for interest           $356,700
                                                         ============

    See accompanying notes to consolidated financial statements.


    Family Steak Houses of Florida, Inc.
    Consolidated Statements of
    Cash Flows
    For the Quarter Ended
    (Unaudited)

                                                          March 29,
                                                             1995
                                                         ------------
    Operating activities:
      Net earnings                                          $578,600
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                        440,600
        Directors' fees in the form of stock options          12,500
        Loss from joint venture                               26,700
        Amortization of loan discount                         33,000
        Amortization of loan fees                             18,000
        Loss on disposition of equipment                      25,000
        Decrease (increase) in:
          Receivables                                        (28,400)
          Income tax receivable                              149,700
          Inventories                                         11,300
          Prepaids and other current assets                  278,900
        Increase (decrease) in:.
          Accounts payable                                   329,600
          Accrued liabilities                               (639,300)
          Income taxes payable                                    --
          Other non-current liabilities                       50,000
                                                         ------------
    Net cash provided by operating activities              1,286,200

    Investing activities:
      Net proceeds from sale of property held for resale     471,000
      Proceeds from sale of property and equipment           106,600
      Proceeds from notes receivable                           9,100
      Capital expenditures                                  (821,000)
                                                         ------------
    Net cash used by investing activities                   (234,300)

    Financing activities:
      Payments on long-term debt                            (518,000)
      Proceeds from the issuance of common stock                 600
                                                         ------------
    Net cash used by financing activities                   (517,400)

    Net increase in cash and cash equivalents                534,500
    Cash and cash equivalents - beginning of period        1,603,100
                                                         ------------
    Cash and cash equivalents - end of period             $2,137,600

    Supplemental disclosures of cash flow information:

        Cash paid during the quarter for interest           $420,500
                                                         ===========
        Non-cash transactions:
        Mortgage receivable as partial proceeds on proper   $835,000
                                                         ============
        Warrants issued                                      $81,000
                                                         ============
        Accrued interest reclassed to long-term debt        $100,000
                                                         ============

    See accompanying notes to consolidated financial statements.