Form 10-Q
period 1996-07-03
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1996-08-14
CIK 784539

August 14, 1996

OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA  22312-2413


Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc. is the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended July 3, 1996.

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

                    For the Quarter ended July 3, 1996

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

                            Yes  X      No_____


   Title of each class          Number of shares outstanding

      Common Stock                          10,893,200
     $.01 par value                   As of August 5, 1996


                 FAMILY STEAK HOUSES OF FLORIDA, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 3, 1996

                             (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended July 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1997. Effective January 4, 1996 the Company adopted Statement of Financing Accounting Standards No. 121 "Accounting For The Impairment of Long Lived Assets and For Long Lived Assets To Be Disposed Of". The adoption of this statement did not have a material effect on the consolidated financial statements. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1996.

The consolidated  financial statements  include the  accounts  of  the
Company  and   its  wholly-owned   subsidiaries.     All   significant
intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Earnings per share for the thirteen and twenty-six weeks ended July 3, 1996 and June 28, 1995 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option and stock warrants.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended July 3, 1996 versus June 28, 1995

     The Company experienced a decrease in sales during the second thirteen weeks of 1996 as compared to the same period in 1995. Second quarter same-store sales decreased to $9,815,100 from $11,034,200 for the same period in 1995.

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

     Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. If year-to-date sales trends continue, it is possible that the Company will incur losses in the third and/or fourth quarters.

     The costs and expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 86.4% in the second quarter of 1996, from 84.9% in the same quarter of 1995, primarily due to an increase in payroll and benefits costs as a percentage of sales.

     Food and beverage costs as a percentage of sales decreased to 39.0% in the second quarter of 1996 from 39.6% in the same period of 1995, primarily due to lower beef costs and increased funding received under the Company's soft-drink purchase contract in 1996.

      Payroll and benefits as a percentage of sales increased to 27.6% in the second quarter of 1996 from 26.3% in the same quarter of 1995, primarily due to the decrease in same-store sales, which resulted in reduced efficiencies in labor scheduling.

       Other operating expenses as a percentage of sales increased to 15.6% in the second quarter of 1996 from 15.0% in 1995, primarily due to higher utilities costs as a percentage of sales. Depreciation and amortization increased as a percentage of sales in the second quarter of 1996 compared to 1995, as a result of the decline in same-store sales.









     General and administrative expenses as a percentage of sales were 5.9% in the second quarter of 1996, compared to 5.8% in the same quarter of 1995. Interest expense decreased from $414,800 during the second quarter of 1995 to $384,500 in 1996. The decrease was due primarily to lower outstanding principal balances, resulting from principal payments made throughout the last twelve months.

     The effective income tax rates for the quarters ended July 3, 1996 and June 28, 1995 were 0% and 17.8%, respectively. The rate of 0% for the second quarter of 1996 is a result of management's belief that the tax provision of $87,000 provided in the first quarter of 1996 will be sufficient to satisfy the necessary tax provision for the entire year.

       Net earnings for the second quarter of 1996 were $192,300, compared to $308,200 in 1995. Earnings per share were $.02 for 1996, compared to $.03 in 1995.

Six Months Ended July 3, 1996 versus June 28, 1995

     For the six months ended July 3, 1996, total sales decreased 9.8% compared to the same period of 1995, primarily due to increased competition.

     Food and beverage costs for the six month period ended July 3, 1996 was 39.5%, compared to 39.4% for the same period in 1995. Payroll and benefits increased from 26.0% in 1995 to 27.2% in 1996. The increase was primarily due to the decrease in same-store sales, which resulted in decreased efficiencies in labor scheduling.

     For the six months ended July 3, 1996, other operating expenses increased to 15.6% from 14.3% in 1995, primarily due to increased utilities costs and increased repair and maintenance costs as a percentage of sales. Depreciation and amortization increased as a percentage of sales for the six month period ended July 3, 1996, compared to the same period of 1995, due to the decline in same-store sales.

     For the six months ended July 3, 1996, general and administrative expenses decreased to 5.5% of sales from 5.6% for the same period in 1995. Interest expense decreased for the first six months of 1996 to $775,500 from $864,500 for the same period in 1995, due to reduced principal balances.

     The effective income tax rates for the six-month periods ended July 3, 1996 and June 28, 1995 were 16.1% and 16.0% respectively.

     Net earnings for the six months ended July 3, 1996 were $453,400 or $.04 per share, compared to net earnings of $886,800, or $.08 per share for the same period in 1995.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter ended July 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1997.






Recent Developments

     In April 1996, the Company signed a letter of intent to purchase land on which the Company intends to construct a Ryan's restaurant. The purchase of the property is contingent upon the Company's ability to obtain building permits for the construction. The Company believes the permits will be obtained in the third quarter of 1996 and that the new restaurant will be completed and become operational in the fourth quarter of 1996. The Company currently has a commitment from a lender to finance the restaurant using sales-leaseback financing.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

     At July 3, 1996, the Company had a working capital deficit of $2,382,000, compared to a working capital deficit of $3,284,900 at January 3, 1996. The decrease in the working capital deficit during the first six months in 1996 was due primarily to proceeds from the sale of a building previously owned by the Company's Wrangler's Roadhouse subsidiary and to net earnings generated in the first six months of 1996.

     Cash provided by operating activities increased 11.4% to $1,769,500 in the first six months of 1996 from $1,589,000 in the same period of 1995. This increase is primarily due to reductions in accrued liabilities as a result of timing differences in payments which occurred in 1995.

      The Company spent approximately $388,200 in the first six months of 1996 for restaurant renovation and equipment. Capital expenditures for 1996 and 1997, based on present costs and plans for expansion, are estimated to be $750,000 (not including the sales-leaseback financing for the new restaurant as discussed above) and $900,000 respectively. The Company projects that cash generated from operations will be sufficient to fund these improvements.

     In March 1995, the Company entered into an Amended and Restated Note Agreement, dated as of February 1, 1995, with The Travelers Insurance Company and certain of its affiliates (the "Note Agreement"), pursuant to which existing notes of the Company were renewed, amended and restated (as amended and restated, the "Notes"). In August 1995, the Note Agreement was sold to Cerberus Partners, L.P. The Notes are due May 30, 1998 and provide for an interest rate of 9.0% and principal payments of $65,000 per month. As of July 3, 1996, the outstanding balance due under the Notes was $11,217,800.

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





     Also in March 1995 the Company entered into an Amended and Restated Loan Agreement with The Daiwa Bank, Limited, and SouthTrust Bank of Alabama, National Association (the "Bank Loan") which extends the maturity date of the Bank Loan until May 30, 1998. The Bank Loan bears interest at prime rate plus 0.50%, with monthly principal payments of $41,250 beginning April 1, 1995 ($67,100 prior to April 1,
1995). The Bank Loan is secured by first mortgages on twenty-two of the Company's restaurant properties, and provides for various covenants substantially consistent with those of the Note Agreement. As of July 3, 1996, the outstanding balance under the Bank Loan was $3,915,500.

Impact of Inflation

     Costs of food, beverage, and labor are the expenses most affected by inflation in the Company's business. Although inflation has not had a significant impact on the Company in the past, there can be no assurance that it will not in the future. A significant portion of the Company's employees are paid at the federally established statutory minimum wage. On August 8, 1996, President Clinton signed into law a bill which will raise the federally mandated minimum wage by $.50 per hour on October 1, 1996, and by an additional $.40 per hour on September 1, 1997.

     The Company will raise sales prices in order to offset the effect of higher payroll and benefit costs. Sales prices have not been increased to date in 1996, but were increased approximately 2.5% in 1995.



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On June 18, 1996, the Company held its annual meeting of shareholders to elect directors to serve for the upcoming year.

          (b) The following table sets forth the number of votes for and against each of the nominees for director.

          Nominee                       For            Against

          Lewis  E. Christman, Jr.      8,939,730      213,048
          Robert J. Martin              8,929,858      222,960
          Joseph M. Glickstein, Jr.     8,941,162      211,656
          Richard M. Gray               8,940,312      212,506

          All nominees for director were elected by the affirmative vote of a majority of the 9,152,818 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.

          (c) The following table sets forth the number of votes for, against or withheld, and number of abstentions and non-votes, regarding a proposal to change the Company's stock listing.

          For            Against        Abstain        Non-Votes

          8,177,195      377,848        116,871        480,904

          (d)  Not Applicable

ITEM 5.   OTHER INFORMATION

          None



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are filed as part of this report on Form 10-Q, and this list comprises the Exhibit Index.

          No. Exhibit

          10.01 Employment agreement between the Company and Robert J. Martin, dated as of June 20, 1996.

          27.01  Financial Data Schedule.




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FAMILY STEAK HOUSES OF FLORIDA, INC.
                          (Registrant)



                          /s/ Lewis E. Christman
Date:  August 12, 1996    Lewis E. Christman, Jr.
                          President and CEO



                          /s/ Edward B. Alexander
Date:  August 12, 1996    Edward B. Alexander
                          Secretary/Treasurer
                          (Principal Financial and Accounting
                          Officer)



                          /s/ Michael J. Walters
Date:  August 12, 1996    Michael J. Walters
                          Controller


Exhibit 10.01

                      EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement"), made and entered into as of this 20th day of June, 1996 by and between FAMILY STEAK HOUSES OF FLORIDA, INC., a corporation organized under the laws of the State of Florida (hereinafter referred to as the "Company") and ROBERT J. MARTIN (hereinafter referred to as "Employee").

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

     Section 3. Stock Option. In consideration of Employee's agreement to serve as Vice President, the Company may from time to time grant him options to acquire shares of the Company's common stock. The award of any options shall be evidenced by an agreement containing usual and customary provisions. In addition, Employee shall be entitled to receive the Stock Option previously granted under that certain Employment Agreement dated June 20, 1994.

     Section 4.     Compensation

     4.1 Salary. Employee shall receive a salary from the Company of Seventy Thousand Dollars ($70,000) per annum payable in semi-monthly installments, subject to increase at any time as determined by the Compensation Committee of the Board of Directors of the Company.

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

     Section 5.     Term.

     5.1 Duration. Unless sooner terminated in accordance with provisions for termination set forth under Subsections 5.2 or 5.3 below, this Agreement shall continue in full force and effect for a term ending on June 19, 1998, and shall thereafter renew for additional one year terms unless either party notifies the other at least 10 days prior to the end of any term.

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

Financial Statements

<Caption

     Family Steak Houses of Florida, Inc.
     Consolidated Statements of Earnings

     (Unaudited)                                     For The Quarters Ended
                                                   ------------ ------------
                                                     July 3,      June 28,
                                                        1996         1995
                                                   ------------ ------------
     Sales                                          $9,815,100  $11,034,200

     Cost and expenses:
      Food and beverage                              3,824,800    4,366,400
      Payroll and benefits                           2,712,300    2,904,300
      Depreciation and amortization                    413,200      440,600
      Other operating expenses                       1,531,900    1,655,100
      General and administrative expenses              578,000      636,400
      Franchise fees                                   294,200      331,000
      Loss on disposition of equipment                   1,700       27,000
      Equity loss in joint venture                          --       18,800
                                                   ------------ ------------
                                                     9,356,100   10,379,600

            Earnings from operations                   459,000      654,600


     Interest and other income                         117,800      135,100
     Interest expense                                 (384,500)    (414,800)
                                                   ------------ ------------
            Earnings  before income taxes              192,300      374,900
     Provision for income taxes                             --       66,700
                                                   ------------ ------------
            Net earnings                              $192,300     $308,200
                                                   ============ ============
     Net earnings per common and equivalent share:       $0.02        $0.03
                                                   ============ ============
     Weighted average common shares and equivalents 12,011,000   11,794,000
                                                   ============ ============


     See accompanying notes to consolidated financial statements.


     Family Steak Houses of Florida, Inc.
     Consolidated Statements of Earnings

     (Unaudited)                                   For The Six Months Ended
                                                   ------------ ------------
                                                     July 3,      June 28,
                                                        1996         1995
                                                   ------------ ------------
     Sales                                         $20,174,800  $22,376,300

     Cost and expenses:
      Food and beverage                              7,975,000    8,810,200
      Payroll and benefits                           5,495,600    5,821,300
      Depreciation and amortization                    838,500      881,200
      Other operating expenses                       3,056,800    3,208,200
      General and administrative expenses            1,106,800    1,242,700
      Franchise fees                                   604,800      671,300
      Loss on disposition of equipment                  20,300       52,000
      Equity loss in joint venture                          --       45,500
                                                   ------------ ------------
                                                    19,097,800   20,732,400

            Earnings from operations                 1,077,000    1,643,900


     Interest and other income                         238,900      276,100
     Interest expense                                 (775,500)    (864,500)
                                                   ------------ ------------
            Earnings  before income taxes              540,400    1,055,500
     Provision for income taxes                         87,000      168,700
                                                   ------------ ------------
            Net earnings                              $453,400     $886,800
                                                   ============ ============
     Net earnings per common and equivalent share:       $0.04        $0.08
                                                   ============ ============
     Weighted average common shares and equivalents 12,062,000   11,448,000
                                                   ============ ============

     See accompanying notes to consolidated financial statements.




    Family Steak Houses of Florida, Inc.
    Consolidated Balance Sheets
    (Unaudited)                                         July 3,      January 3,
                                                            1996          1996
                                                      ------------  ------------
   ASSETS
    Current assets:
      Cash and cash equivalents                        $1,464,400      $711,400
      Investments                                       1,154,300       600,300
      Receivables                                          61,000        73,900
      Current portion of note and mortgages receivable    125,700       155,700
      Inventories                                         238,100       247,400
      Prepaids and other current assets                   225,300       256,600
                                                      ------------  ------------
        Total current assets                            3,268,800     2,045,300

    Note and mortgages receivable                       1,140,600     1,262,700

    Property and equipment:
      Land                                              9,089,200     9,342,200
      Buildings and improvements                       18,550,300    18,774,500
      Equipment                                        12,060,800    11,940,900
                                                      ------------  ------------
                                                       39,700,300    40,057,600
      Accumulated depreciation                        (13,882,800)  (13,220,900)
                                                      ------------  ------------
              Net property and equipment               25,817,500    26,836,700


    Property held for resale                              552,800       552,800
    Other assets, principally deferred charges,
      net of accumulated amortization                     510,600       562,200
                                                      ------------  ------------
                                                      $31,290,300   $31,259,700
                                                      ============  ============


    Family Steak Houses of Florida, Inc.
    Consolidated Balance Sheets
    CONTINUED
    (Unaudited)                                         July 3,      January 3,
    LIABILITIES   AND  SHAREHOLDERS'  EQUITY                1996          1996
                                                      ------------  ------------
    Current liabilities:
      Accounts payable                                 $1,479,800    $1,250,700
      Accrued liabilities                               2,561,600     2,494,100
      Income taxes payable                                 29,400         5,400
      Current portion of long-term debt                 1,580,000     1,580,000
                                                      ------------  ------------
        Total current liabilities                       5,650,800     5,330,200

    Long-term debt                                     13,658,300    14,420,400
    Deferred revenue                                       49,900        49,400
                                                      ------------  ------------
        Total liabilities                              19,359,000    19,800,000

    Commitments and contingencies

    Shareholders' equity:
      Preferred stock of $.01 par;
          authorized 10,000,000 shares;
          none issued                                          --            --
      Common stock of $.01 par;
          authorized 20,000,000 shares;
          outstanding  10,893,200  in  1996
          and 10,845,000 shares in 1995                   108,900       108,500
      Additional paid-in capital                        8,141,100     8,123,300
      Retained earnings                                 3,681,300     3,227,900
                                                      ------------  ------------
                 Total shareholders' equity            11,931,300    11,459,700
                                                      ------------  ------------
                                                      $31,290,300   $31,259,700
                                                      ============  ============

    See accompanying notes to consolidated financial statements.



     Family Steak Houses of Florida, Inc.
     Consolidated Statements of
     Cash Flows

     (Unaudited)
                                                   For the Six Months Ende
                                                   -----------------------
                                                     July 3,    June 28,
                                                      1996        1995
                                                   ----------- -----------
    Operating activities:
     Net earnings                                    $453,400    $886,800
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Depreciation and amortization                   838,500     881,200
      Directors' fees in the form of stock options     10,000      20,000
      Loss from joint venture                              --      45,500
      Amortization of loan discount                    27,800      46,900
      Amortization of loan fees                        44,900      39,100
      Loss on disposition of equipment                 20,300      52,000
      Decrease (increase) in:
       Receivables                                     12,900     (39,900)
       Income tax receivable                               --     145,200
       Inventories                                      9,300      33,500
       Prepaids and other current assets               31,300     230,700
       Other assets                                        --    (272,300)
      Increase (decrease) in:.
       Accounts payable                               229,100     299,600
       Accrued liabilities                             67,500    (719,600)
       Income taxes payable                            24,000          --
       Deferred revenue                                   500      91,500
       Other non-current liabilities                       --    (151,200)
                                                   ----------- -----------
    Net cash provided by operating activities       1,769,500   1,589,000

    Investing activities:
     Proceeds from sale of property and equipment     555,300     106,600
     Proceeds from notes receivable                   152,100      30,600
     Net proceeds from sale of land held for resale        --     496,000
     Proceeds from sale of investments                     --     110,400
     Purchase of  investments                        (554,000)         --
     Capital expenditures                            (388,200) (1,757,000)
                                                   ----------- -----------
    Net cash used by investing activities            (234,800) (1,013,400)

    Financing activities:
     Payments on long-term debt                      (789,900)   (743,300)
     Proceeds from the issuance of common stock         8,200       1,200
                                                   ----------- -----------
    Net cash used by financing activities            (781,700)   (742,100)

    Net increase (decrease) in cash
     and cash equivalents                             753,000    (166,500)
    Cash and cash equivalents - beginning of period   711,400   1,603,100
                                                   ----------- -----------
    Cash and cash equivalents - end of period      $1,464,400  $1,436,600
                                                   =========== ===========
    Supplemental disclosures of cash flow information:

      Cash paid during the period for interest       $704,300    $802,000
                                                   =========== ===========
      Cash paid during the period for income tax      $38,000     $35,000
      Non-cash transactions:                       =========== ===========

      Mortgage receivable as partial
         proceeds on property sale                   $835,000    $835,000
                                                   =========== ===========
      Warrants issued                                      --     $81,000
                                                   =========== ===========
      Accrued interest reclassed to long-term debt         --    $100,000
                                                   =========== ===========

    See accompanying notes to consolidated financial statements.