Form 10-Q
period 1996-10-02
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1996-11-18
CIK 784539

November 18, 1996

OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA  22312-2413


Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc. is the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended October 2, 1996.

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

                   For the Quarter ended October 2, 1996

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

                            Yes  X      No_____


   Title of each class          Number of shares outstanding

      Common Stock                       10,920,700
     $.01 par value                   As of November 11, 1996


                 FAMILY STEAK HOUSES OF FLORIDA, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           October 2, 1996

                             (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and thirty-nine week periods ended October 2, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1997. Effective January 4, 1996 the Company adopted Statement of Financing Accounting Standards No. 121 "Accounting For The Impairment of Long Lived Assets and For Long Lived Assets To Be Disposed Of". The adoption of this statement did not have a material effect on the consolidated financial statements. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1996.

The consolidated  financial statements  include the  accounts  of  the
Company  and   its  wholly-owned   subsidiaries.     All   significant
intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Earnings per share for the thirteen and thirty-nine weeks ended October 2, 1996 and September 27, 1995 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option and stock warrants.

Note 3.  Commitments

On September 18, 1996, the Company entered into a lease agreement with CNL American Properties Fund, Inc. (CNL) obligating the Company to construct, sell and lease back premises to be used to operate a Ryan's Family Steak House Restaurant. The lease back will be accounted for as a capital lease and no gain or loss will be recognized on the transaction. Total costs to construct and occupy the premises is estimated to be approximately $1,900,000 of which the Company has paid approximately $916,000 and the Company has been reimbursed by CNL approximately $774,000. The Company anticipates occupying the premises during the month of December, 1996.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended October 2, 1996 versus September 27, 1995

     The Company experienced a decrease in sales during the third thirteen weeks of 1996 as compared to the same period in 1995. Third quarter same-store sales decreased to $9,084,600 from $9,816,900 for the same period in 1995.

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

     Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. If year-to-date sales trends continue, it is possible that the Company will incur losses in the fourth quarter.

     The costs and expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 89.5% in the third quarter of 1996, from 89.4% in the same quarter of 1995.

     Food and beverage costs as a percentage of sales increased to 40.4% in the third quarter of 1996 from 39.8% in the same period of 1995, primarily due to higher produce and dairy prices compared to the same period in 1995.

      Payroll and benefits as a percentage of sales decreased to 27.7% in the third quarter of 1996 from 28.4% in the same quarter of 1995, primarily due to a reduction in worker's compensation expense.

       Other operating expenses as a percentage of sales increased to 17.0% in the third quarter of 1996 from 16.6% in 1995, primarily due to higher utilities costs as a percentage of sales. Depreciation and amortization remained constant as a percentage of sales in the third quarter of 1996 compared to 1995.

     General and administrative expenses as a percentage of sales were 5.7% in the third quarter of 1996, compared to 5.9% in the same quarter of 1995. Interest expense decreased from $408,900 during the third quarter of 1995 to $376,800 in 1996. The decrease was due primarily to lower outstanding principal balances, resulting from principal payments made throughout the last twelve months.





     The effective income tax benefit rates for the quarters ended October 2, 1996 and September 27, 1995 were 25.2% and 27.0%, respectively.

     Net loss  for the  third quarter of 1996 was $87,400, compared to
net earnings  of $78,200  in 1995.   Loss per share was $.01 for 1996,
compared to net earnings of $.01 in 1995.

Nine Months Ended October 2, 1996 versus September 27, 1995

     For the nine months ended October 2, 1996, total sales decreased 9.1% compared to the same period of 1995, primarily due to increased competition.

     Food and beverage costs, as a percentage of sales, for the nine month period ended October 2, 1996 was 39.8%, compared to 39.5% for the same period in 1995, primarily due to higher produce and dairy product costs. Payroll and benefits increased from 26.8% in 1995 to 27.4% in 1996. The increase was primarily due to the decrease in same-store sales, which resulted in decreased efficiencies in labor scheduling.

     For the nine months ended October 2, 1996, other operating expenses, as a percentage of sales, increased to 15.7% from 15.0% in 1995, primarily due to the decline in same store sales. Depreciation and amortization increased as a percentage of sales for the nine month period ended October 2, 1996, compared to the same period of 1995.

     For the nine months ended October 2, 1996, general and administrative expenses, as a percentage of sales, decreased to 5.5% of sales from 5.6% for the same period in 1995. Interest expense decreased for the first nine months of 1996 to $1,152,300 from $1,273,400 for the same period in 1995, due to reduced principal balances.

     The effective  income tax  rates for the nine-month periods ended
October  2,   1996  and  September  27,  1995  were  13.6%  and  17.0%
respectively.

     Net earnings for the nine months ended October 2, 1996 were $366,000 or $.03 per share, compared to net earnings of $965,000 or $.08 per share for the same period in 1995.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter ended October 2, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1997.


Recent Developments

     In April  1996, the  Company began  construction of  a new Ryan's
restaurant in  Spring Hill,  Florida.   The  Company  obtained  sales-
leaseback financing to finance the new restaurant.







Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

     At October 2, 1996, the Company had a working capital deficit of $2,244,900, compared to a working capital deficit of $3,284,900 at January 3, 1996. The decrease in the working capital deficit during the first nine months in 1996 was due primarily to proceeds from the sale of a building previously owned by the Company's Wrangler's Roadhouse subsidiary and to net earnings generated in the first nine months of 1996.

     Cash provided by operating activities decreased to $1,754,100 in the first nine months of 1996 from $2,100,200 in the same period of 1995. This decrease is primarily due to lower net earnings in 1996.

     The Company spent approximately $566,800 in the first nine months of 1996 for restaurant renovation and equipment. Capital expenditures for 1996 and 1997, based on present costs and plans for expansion, are estimated to be $750,000 (not including the sales-leaseback financing for the new restaurant as discussed above) and $1,500,000 respectively. The Company projects that cash generated from operations will be sufficient to fund the 1996 capital expenditures. The level of capital expenditure in 1997 will be dependent upon the Company's ability to refinance its debt as discussed below.

     In March 1995, the Company entered into an Amended and Restated Note Agreement, dated as of February 1, 1995, with The Travelers Insurance Company and certain of its affiliates (the "Note Agreement"), pursuant to which existing notes of the Company were renewed, amended and restated (as amended and restated, the "Notes"). In August 1995, the Note Agreement was sold to Cerberus Partners, L.P. The Notes are due May 30, 1998 and provide for an interest rate of 9.0% and principal payments of $65,000 per month. As of October 2, 1996, the outstanding balance due under the Notes was $11,022,800.

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

     Also in March 1995 the Company entered into an Amended and Restated Loan Agreement with The Daiwa Bank, Limited, and SouthTrust Bank of Alabama, National Association (the "Bank Loan") which extends the maturity date of the Bank Loan until May 30, 1998. The Bank Loan bears interest at prime rate plus 0.50%, with monthly principal payments of $41,250 beginning April 1, 1995 ($67,100 prior to April 1,
1995). The Bank Loan is secured by first mortgages on twenty-two of the Company's restaurant properties, and provides for various covenants substantially consistent with those of the Note Agreement. As of October 2, 1996, the outstanding balance under the Bank Loan was $3,791,800.





       In October 1996 the Company received a commitment for long-term financing from a prospective lender. The commitment is subject to satisfactory resolution of several contingencies, including acceptable environmental audits and appraisal values of the Company's restaurant properties. If all contingencies are resolved to the prospective lender's satisfaction, the Company plans to use proceeds of the new loan to refinance its existing debt. In addition, the new loan would provide capital for restaurant renovations and construction of new restaurants.

Impact of Inflation

     Costs of food, beverage, and labor are the expenses most affected by inflation in the Company's business. Although inflation has not had a significant impact on the Company in the past, there can be no assurance that it will not in the future. A significant portion of the Company's employees are paid at the federally established statutory minimum wage. On August 8, 1996, President Clinton signed into law a bill which raised the federally mandated minimum wage by $.50 per hour on October 1, 1996, and by an additional $.40 per hour on September 1, 1997.

     The Company   raised  sales prices  approximately 3%  in order to
offset the effect of higher payroll and benefit costs. Sales prices were increased approximately 2.5% in 1995.



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

          No. Exhibit

          10.01 Employment agreement between the Company and Edward B. Alexander, dated as of October 1, 1996.

          10.02 Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996.

          10.03 Construction Addendum between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996.

          10.04 Rent  Addendum to  Lease Agreement between the Company
          and  CNL   American  Properties  Fund,  Inc.,  dated  as  of
          September 18, 1996.

          27.01  Financial Data Schedule.




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FAMILY STEAK HOUSES OF FLORIDA, INC.
                          (Registrant)



                          /s/ Lewis E. Christman
Date:                     Lewis E. Christman, Jr.
November 18, 1996         President and CEO



                          /s/ Edward B. Alexander
Date:                     Edward B. Alexander
November 18, 1996         Secretary/Treasurer
                          (Principal Financial and Accounting
                          Officer)



                          /s/ Michael J. Walters
Date:                     Michael J. Walters
November 18, 1996         Controller



Financial Statements

Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
 (Unaudited)

                                                    For The Quarters Ended
                                                    -----------------------
                                                    October 2,  September 27,
                                                        1996         1995
                                                   ------------ ------------
     Sales                                          $9,084,600   $9,816,900

     Cost and expenses:
      Food and beverage                              3,665,800    3,909,600
      Payroll and benefits                           2,514,800    2,791,900
      Depreciation and amortization                    412,200      440,600
      Other operating expenses                       1,541,500    1,633,900
      General and administrative expenses              515,900      574,900
      Franchise fees                                   272,400      294,500
      Loss on disposition of equipment                  18,400       45,100
      (Income) loss in joint venture                        --      (40,100)
      Income from restaurant dispositions                   --     (217,900)
                                                   ------------ ------------
                                                     8,941,000    9,432,500

            Earnings from operations                   143,600      384,400


     Interest and other income                         116,400      131,700
     Interest expense                                 (376,800)    (408,900)
                                                   ------------ ------------
            Earnings  before income taxes             (116,800)     107,200
     (Benefit) provision for income taxes              (29,400)      29,000
                                                   ------------ ------------
            Net earnings                              ($87,400)     $78,200
                                                   ============ ============
     Net earnings per common and equivalent share:      ($0.01)       $0.01
                                                   ============ ============
     Weighted average common shares and equivalents 11,728,000   11,819,000
                                                   ============ ============


     See accompanying notes to consolidated financial statements.

     Family Steak Houses of Florida, Inc.
     Consolidated Statements of Earnings

     (Unaudited)                                   For The Nine Months Ended
                                                   -------------------------
                                                   October 2,   September 27,
                                                        1996         1995
                                                   ------------ ------------
     Sales                                         $29,259,400  $32,193,200

     Cost and expenses:
      Food and beverage                             11,640,800   12,719,800
      Payroll and benefits                           8,010,400    8,613,200
      Depreciation and amortization                  1,250,700    1,321,800
      Other operating expenses                       4,598,300    4,842,100
      General and administrative expenses            1,622,700    1,817,600
      Franchise fees                                   877,200      965,800
      Loss on disposition of equipment                  38,700       97,100
      Equity loss in joint venture                          --        5,400
      Income from restaurant dispositions                   --     (217,900)
                                                   ------------ ------------
                                                    28,038,800   30,164,900

            Earnings from operations                 1,220,600    2,028,300


     Interest and other income                         355,300      407,800
     Interest expense                               (1,152,300)  (1,273,400)
                                                   ------------ ------------
            Earnings  before income taxes              423,600    1,162,700
     Provision for income taxes                         57,600      197,700
                                                   ------------ ------------
            Net earnings                              $366,000     $965,000
                                                   ============ ============
     Net earnings per common and equivalent share:       $0.03        $0.08
                                                   ============ ============
     Weighted average common shares and equivalents 11,989,000   11,568,000
                                                   ============ ============

     See accompanying notes to consolidated financial statements.


    Family Steak Houses of Florida, Inc.
    Consolidated Balance Sheets
    (Unaudited)                                        October 2,    January 3,
                                                            1996          1996
                                                      ------------  ------------
    ASSETS
    Current assets:
      Cash and cash equivalents                          $903,400      $711,400
      Investments                                       1,154,300       600,300
      Receivables                                         203,700        73,900
      Current portion of note and mortgages receivable    128,400       155,700
      Inventories                                         226,000       247,400
      Prepaids and other current assets                   445,000       256,600
                                                      ------------  ------------
        Total current assets                            3,060,800     2,045,300

    Note and mortgages receivable                       1,109,900     1,262,700

    Property and equipment:
      Land                                              9,089,200     9,342,200
      Buildings and improvements                       18,569,500    18,774,500
      Equipment                                        12,055,400    11,940,900
                                                      ------------  ------------
                                                       39,714,100    40,057,600
      Accumulated depreciation                        (14,277,700)  (13,220,900)
                                                      ------------  ------------
              Net property and equipment               25,436,400    26,836,700


    Property held for resale                              552,800       552,800
    Other assets, principally deferred charges,
      net of accumulated amortization                     493,800       562,200
                                                      ------------  ------------
                                                      $30,653,700   $31,259,700
                                                      ============  ============
    LIABILITIES AND SHAREHOLDERS EQUITY
    Current liabilities:
      Accounts payable                                 $1,296,700    $1,250,700
      Accrued liabilities                               2,604,000     2,494,100
      Income taxes payable                                     --         5,400
      Current portion of long-term debt                 1,405,000     1,580,000
                                                      ------------  ------------
        Total current liabilities                       5,305,700     5,330,200

    Long-term debt                                     13,452,200    14,420,400
    Deferred revenue                                       46,900        49,400
                                                      ------------  ------------
        Total liabilities                              18,804,800    19,800,000

    Commitments and contingencies

    Shareholders' equity:
      Preferred stock of $.01 par;
          authorized 10,000,000 shares;
          none issued                                          --            --
      Common stock of $.01 par;
          authorized 20,000,000 shares;
          outstanding  10,893,200  in  1996
          and 10,845,000 shares in 1995                   108,900       108,500
      Additional paid-in capital                        8,146,100     8,123,300
      Retained earnings                                 3,593,900     3,227,900
                                                      ------------  ------------
                 Total shareholders' equity            11,848,900    11,459,700
                                                      ------------  ------------
                                                      $30,653,700   $31,259,700
                                                      ============  ============

    See accompanying notes to consolidated financial statements.

     Family Steak Houses of Florida, Inc.
     Consolidated Statements of
     Cash Flows

     (Unaudited)
                                                    For the Nine Months End
                                                    -----------------------
                                                    October 2,  September 2
                                                       1996        1995
                                                    ----------- -----------
    Operating activities:
     Net earnings                                     $366,000    $965,000
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Depreciation and amortization                  1,250,700   1,321,800
      Directors' fees in the form of stock options      15,000      30,000
      Loss from joint venture                               --       5,400
      Income from restaurant disposition                    --    (217,900)
      Amortization of loan discount                     41,700      60,800
      Amortization of loan fees                         67,400      60,300
      Loss on disposition of equipment                  38,700      97,100
      Decrease (increase) in:
       Receivables                                       2,700     (28,900)
       Income tax receivable                                --     332,200
       Inventories                                      21,400      79,900
       Prepaids and other current assets              (188,400)    275,100
       Other assets                                     (9,100)   (272,300)
      Increase (decrease) in:.
       Accounts payable                                 46,000     103,100
       Accrued liabilities                             109,900    (802,500)
       Income taxes payable                             (5,400)     91,100
       Deferred revenue                                 (2,500)         --
                                                    ----------- -----------
    Net cash provided by operating activities        1,754,100   2,100,200
                                                    ----------- -----------
    Investing activities:
     Proceeds from sale of property and equipment      555,300     106,600
     Proceeds from notes receivable                    180,100      60,000
     Purchase of  investments                         (554,000)         --
     Capital expenditures                             (566,800) (2,204,900)
     Net proceeds from sale of land held for resale         --     496,000
     Proceeds from sale of investments                      --     110,400
     Proceeds from sale of interest in joint venture        --      48,600
                                                    ----------- -----------
    Net cash used by investing activities             (385,400) (1,383,300)
                                                    ----------- -----------

    Financing activities:
     Payments on long-term debt                     (1,184,900)   (917,800)
     Proceeds from the issuance of common stock          8,200       1,200
                                                    ----------- -----------
    Net cash used by financing activities           (1,176,700)   (916,600)
                                                    ----------- -----------
    Net increase (decrease) in cash
     and cash equivalents                              192,000    (199,700)
    Cash and cash equivalents - beginning of period    711,400   1,603,100
                                                    ----------- -----------
    Cash and cash equivalents - end of period         $903,400  $1,403,400
                                                    =========== ===========
    Supplemental disclosures of cash flow information:

      Cash paid during the period for interest      $1,045,200  $1,178,600
                                                    =========== ===========
      Cash paid during the period for income tax       $38,000    $106,600
      Non-cash transactions:                        =========== ===========

      Mortgage receivable as partial
         proceeds on property sale                          --    $835,000
                                                    =========== ===========
      Warrants issued                                       --     $81,000
                                                    =========== ===========
      Accrued interest reclassed to long-term debt          --    $100,000
                                                    =========== ===========

    See accompanying notes to consolidated financial statements.

EXHIBITS

EXHIBIT 10.01
************
                      EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement"), is made and entered into as of the 1st day of October, 1996 by and between FAMILY STEAK HOUSES OF FLORIDA, INC., a corporation organized under the laws of the State of Florida (hereinafter referred to as the "Company") and EDWARD B. ALEXANDER (hereinafter referred to as "Employee").

                       W I T N E S S E T H:

     WHEREAS, Employee and the Company wish for Employee to serve in the position of Chief Financial Officer, Secretary and Treasurer of the Company; and

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

     Section 4.     Compensation

     4.1 Salary. Employee shall receive a salary from the Company of Ninety Thousand Dollars ($90,000) per annum payable in bi-weekly installments, subject to increase at any time as determined by the Compensation Committee of the Board of Directors of the Company.

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

     Section 5.     Term.

     5.1 Duration. Unless sooner terminated in accordance with provisions for termination set forth under Subsections 5.2 or 5.3 below, this Agreement shall continue in full force and effect for a term ending on October 1, 1998, and shall thereafter renew for additional one year terms unless either party notifies the other at least 10 days prior to the end of any term.

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

     All obligations of the Company under this Agreement, including any unvested options under any stock option agreements, shall immediately cease upon termination of this Agreement by the Company for cause.

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


FAMILY STEAK HOUSES OF FLORIDA, INC.


By:

Lewis E. Christman, Jr.
President and Chief Executive Officer



EMPLOYEE:


Edward B. Alexander

EXHIBIT 10.02
*************
                         LEASE AGREEMENT

    THIS LEASE AGREEMENT is made and entered into as of this 18th day of September, 1996, by and between:

(i)  CNL AMERICAN PROPERTIES FUND, INC., a
Maryland corporation,  with principal  office and  place  of business at 400 E. South Street, Suite 500, Orlando, Florida 32801 ("Landlord"), and (ii) FAMILY STEAK HOUSES OF FLORIDA, INC., a Florida corporation, with principal office and place of business at 2113 Florida Boulevard, Neptune Beach, Florida 32266 ("Tenant").

                           WITNESSETH:

     Landlord leases to Tenant, for the purpose of developing, constructing and operating a Ryan's Family Steak House Restaurant and for no other use or purpose whatsoever, and subject to the terms and conditions of the Rent Addendum and Construction Addendum attached hereto,and Tenant rents from Landlord the following described premises, (hereinafter "Premises") located in Spring Hill, Hernando County, Florida and being more particularly described in Exhibit"A" attached hereto and made a part hereof, together with all rights and privileges in and about the Premises as may be necessary or convenient to Tenant's business, inclusive of all easements benefitting the real property described in Exhibit "A". Premises shall include all improvements and structures whether now existing or hereafter constructed thereon.

       The following additional stipulations are hereby declared to be covenants of this Lease and shall, unless otherwise expressly stated, be applicable at all times throughout the term of this Lease and any extension or renewal thereof:

1.  DEFINITIONS

    For purposes of this Lease, the following terms are hereby defined to mean:

    "Effective Date" shall mean the first date set forth at the beginning of this Lease.

      "Landlord" shall  mean CNL  AMERICAN PROPERTIES  FUND,
INC., a Maryland corporation, its successors and assigns.

      "Lease" shall include this Lease Agreement and all amendments hereto, if any, entered into from time to time hereafter.

    "Lease Year" shall mean a fiscal period beginning on the Effective Date (and each anniversary thereof) and expiring twelve (12) months thereafter.

      "Rent" shall mean the Rent payable under this Lease as set forth in the Rent Addendum attached hereto and incorporated herein, and shall include Interim Rent, Annual Rent and Percentage Rent (all as defined in the Rent Addendum).

2.  TERM AND RENT

      (a)   Term.  The term of this Lease shall begin on the
Effective Date  and shall expire on a date twenty (20) years
thereafter  unless   previously  terminated  or  renewed  or
extended as provided herein.

    (b) Rent. Rent shall be due and payable as provided in the Rent Addendum attached hereto and incorporated herein.

3.  ALTERATIONS AND IMPROVEMENTS, INVESTMENT TAX CREDIT,
MECHANIC'S LIENS, LANDLORD'S DISCLAIMER

      (a) Tenant shall be permitted to install, use on and about, and remove from the Premises at any time and from time to time all trade fixtures and other personal property (exclusive of lighting, electrical, heating and air onditioning improvements) which are not a component of the building located or to be located on the Premises hereinafter referred to as the "Tenant's Property"), all of which at all times shall remain the property of Tenant with the right of removal (subject to paragraph (d) below) at the expiration of this Lease. Trade fixtures shall include: (1) removable decor items and office equipment; (2) building lettering, signs, sign posts and sign standards; (3) unattached food and customer service equipment; and (4) food and customer service equipment attached to the building by bolts and screws and/or by utility connections, including without limitation, walk-in refrigerators and freezers, remote refrigeration systems, exhaust systems and hoods. Tenant shall also have the right, at its option and expense, to redecorate or otherwise remodel the Premises upon any termination hereof or upon subletting or assignment in such manner as will, without reducing the fair market value thereof, avoid the appearance of the Ryan's Family Steak House Restaurant operated under this Lease; provided, however, Tenant shall not impair the structural condition of the Premises or reduce the size thereof. Tenant shall have the right to make any additions, alterations, changes and improvements, structural and nonstructural, including but not limited to construction of additional buildings and additions to the then existing buildings, as Tenant shall desire; provided, however, (i) Tenant shall submit plans of all structural changes to Landlord at least thirty (30) days in advance of the proposed construction date, (ii) Tenant shall provide Landlord with evidence of Tenant's financial ability to pay for such changes, (iii) if the cost of structural changes exceeds TEN THOUSAND AND NO/100 DOLLARS ($10,000.00), Tenant shall post payment and performance bonds for such work naming Landlord and Tenant as dual obligees, (iv) all such construction shall be completed in a workmanlike manner and in full compliance with all building laws and ordinances applicable thereto, at Tenant's expense, and (v) such additions, alterations, changes and improvements shall not reduce the fair market value of the Premises. All such structural additions, alterations, changes and improvements (not constituting Tenant's Property) shall be deemed to be a part of the Premises.

      (b) Landlord hereby grants Tenant the right and privilege of applying for and receiving all investment tax credits, if any, under the Internal Revenue Code which may be available with respect to the building and other improvements to be constructed. To this end, Landlord agrees to execute all such further documents and supply such additional information as may be required to make such election effective.

      (c) Tenant shall not do or suffer anything to be done whereby the Premises, or any part thereof, may be encumbered by a mechanic's lien or similar lien, and, if, whenever and as often as any mechanic's lien or similar lien is filed against the Premises, or any part thereof, purporting to be for or on account of any labor done, materials or services furnished in connection with any work in or about the Premises, done by, for or under the authority of Tenant, or anyone claiming by, through or under Tenant, Tenant shall discharge the same of record within ten
(10) days after service upon Tenant of notice of the filing thereof; provided, however, Tenant shall have the right to remove the lien by bonding same or transferring same to other sufficient and valid security in accordance with applicable law and to contest any such lien; provided further that Tenant shall diligently prosecute any such contest, at all times effectively staying or preventing any official or judicial sale of the Premises under execution or otherwise, and, if unsuccessful, satisfy any final judgment against Tenant adjudging or enforcing such lien or, if successful, procuring record satisfaction or release thereof.

      (d) All of Tenant's Property placed in or upon the Premises by Tenant shall remain the property of Tenant with the right to remove the same at any time during the term of this Lease. Landlord, if requested by Tenant, agrees to execute such documentation subordinating its lien rights (vis a vis any equipment lender or landlord) to Tenant's personalty and to all rights of levy for distraint for rent against same as shall be reasonably required by any equipment lender or lessor of Tenant; provided any damage caused by, or resulting from the removal of any trade fixtures, equipment or other personal property shall be promptly repaired by Tenant or the party entitled to remove same.

4.  DESTRUCTION OF PREMISES; INSURANCE

      (a) If the Premises are damaged or destroyed by fire, flood, tornado or other element, or by any other casualty and such damage or destruction does not occur within the last twenty-four (24) months of the original or of any extended or renewed term of this Lease, this Lease shall continue in full force and effect and Tenant shall, as promptly as possible, restore, repair or rebuild the Premises to substantially the same condition as it existed before the damage or destruction. Tenant shall for this purpose use all, or such part as may be necessary, of the insurance proceeds received from insurance policies carried on the Premises under the provision of subparagraph 4(b) hereinbelow. If such insurance proceeds are not sufficient to pay such costs, Tenant shall pay such deficit. Should the Premises be damaged or destroyed by any of the foregoing described casualties within the last twenty-four (24) months of the original term or of any extended or renewed term of this Lease, to the extent that they are untenantable or unsuitable, in Tenant's opinion for continued use in the normal conduct of Tenant's business, Tenant shall have the right, exercisable by written notice to Landlord given within thirty (30) days after the date of such damage or destruction, of terminating this Lease effective upon the date of such damage or destruction. If Tenant terminates this Lease as thus provided Landlord shall be entitled to all of the insurance proceeds on the Premises, but not to the proceeds of insurance carried by Tenant on Tenant's Property; provided, however, Tenant shall not have the right to terminate this Lease unless (i) the damage or destruction of the Premises was caused by a peril which was insured against by the provisions of subparagraph 4(b) of this Lease; (ii) at the time of such damage and destruction the said insurance policies to be carried by Tenant were in the amount of the full replacement cost of such improvements (without deduction or co-insurance) and in full force and effect; and (iii) the insurer has confirmed coverage and its obligation to pay. If Tenant defaults in its obligation to carry insurance in the amount required under subparagraph 4(b), then Tenant shall be obligated to pay toward said reconstruction or to Landlord, if this Lease is cancelled but prior thereto, the difference between the amount actually carried and the amount required to be carried under this paragraph.

      (b) Tenant, at its expense and as additional rent hereunder, shall throughout the term of this Lease and any extension or renewal thereof, keep the Premises insured with "all risk" coverage, including builder's risk ("all risk" as such term is used in the insurance industry) for the full replacement value, with any deductible to be approved by Landlord (and without any co-insurance provision (Agreed Value endorsement)). If Tenant serves alcoholic beverages, or if the Premises are located in a flood or earthquake zone, then additional coverage shall be obtained by Tenant in amounts and in forms acceptable to Landlord. Tenant shall provide Landlord with copies of such policies or certificates of such coverage, and the policy or policies shall name Landlord and any mortgagee designated by Landlord as an additional insured (or, if elected by Landlord, loss payee) and shall provide that all losses shall be payable as herein provided. All such policies of insurance shall provide that the amount thereof shall not be reduced and that none of the provisions, agreements or covenants contained therein shall be modified or cancelled by the insuring company or companies without thirty (30) days prior written notice being given to Landlord; and that all insurance proceeds shall be paid by check payable to Landlord. Such policy or policies of insurance may also cover loss or damage to Tenant's Property, and the insurance proceeds applicable to Tenant's Property shall not be paid to Landlord or any mortgagee but shall accrue and be payable solely to Tenant. In the event of a casualty, Tenant shall be responsible for any deficiency between the replacement cost of the Premises and the amount actually paid by the insurance company.

      (c) Tenant shall maintain, at its own expense and as additional Rent, public liability insurance covering the Premises, for the joint benefit of and insuring Tenant and Landlord, with coverage of not less than $2,000,000.00 per occurrence, with any deductible to be approved by Landlord, and with a general aggregate limit of not less than $5,000,000.00. Landlord (and if Landlord is either a general or limited partnership, all general partners) shall be named as an additional insured (or, if elected by Landlord, loss payee). All such policies of insurance shall provide that the amount thereof shall not be reduced and that none of the provisions, agreements or covenants contained therein shall be modified or cancelled by the insuring company or companies without thirty (30) days prior written notice being given to all parties to this Lease. A copy of the policy or certificate of such insurance shall be delivered to Landlord and shall be issued by a company or companies licensed to do business in the state where the Premises are located.

      (d) Tenant shall maintain, at its own expense, rental value insurance covering risk of loss due to the occurrence of any of the hazards insured against under Tenants' "all risk" coverage insurance and providing coverage in an amount sufficient to permit the payment of rents payable hereunder for a period (in such case) of not less than six (6) months. All such policies of insurance shall provide that Landlord is additional insured; and that the amount thereof shall not be reduced and that none of the provisions, agreements or covenants contained therein shall be modified or cancelled by the insuring company or companies without thirty (30) days prior written notice being given to all parties to this Lease. A copy of the policy or certificate of such insurance shall be delivered to Landlord and shall be issued by a company or companies licensed to do business in the state where the Premises are located.

      (e) All insurance companies providing the coverage required under this Paragraph 4 shall be selected by Tenant and shall be rated A minus (A-) or better by Best's Insurance Rating Service, shall be licensed to write insurance policies in the state in which the Premises is located, and shall be acceptable to Landlord in Landlord's reasonable discretion.

5.  MAINTENANCE AND REPAIR

      (a) Tenant shall maintain the Premises and all buildings and improvements thereon (interior and exterior, structural and otherwise) in good order and repair and,subject to the provisions of paragraph 4(a) with respect to damage within the last twenty-four (24) months of the Lease, and paragraph 6 herein, return the Premises and all buildings and improvements thereon at the expiration of the term of this Lease or any extension thereof in as reasonably as good condition as when received, ordinary wear and tear excepted.

      (b) Tenant agrees that Landlord shall have no obligation under this Lease to make any repairs or replacements (including the replacement of obsolete components) to the Premises or the buildings or improvements thereon, or any alteration, addition, change, substitution or improvement thereof or thereto, whether structural or otherwise. The terms "repair" and "replacement" include the replacement of any portions of the Premises which have outlived their useful life during the term of the Lease (or any extensions thereof). Landlord and Tenant intend that the rent received by Landlord shall be free and clear of any expense to Landlord for the construction, care, maintenance (including common area maintenance charges and charges accruing under easements or other agreements relating to the Premises), operation, repair, replacement, alteration, addition, change, substitution and improvement of or to the Premises and any building and improvement thereon. Upon the expiration or earlier termination of this Lease, Tenant shall remain responsible for, and shall pay to Landlord, any cost, charge or expense for which Tenant is otherwise responsible for hereunder attributable to any period (prorated on a daily basis) prior to the expiration or earlier termination of this Lease.

6.  CONDEMNATION

    (a) In the event that the whole or any material part of the building on the Premises or such a material portion of the land (for purposes hereof, "material" shall mean more than 20% of the restaurant building on the Premises or more than 20% of the parking on the Premises) shall be taken during the term of this Lease or any extension or renewal thereof for any public or quasi-public use under any governmental law, ordinance, regulation or by right of eminent domain, or shall be sold to the condemning authority under threat of condemnation with the result that the Premises cannot continue to be operated as the type of restaurant contemplated herein, or if all reasonable access to the adjacent roadways from the existing or comparable curb cuts shall be taken (any of such events being hereinafter referred to as a "taking"), Tenant shall have the option of terminating this Lease by delivering a notice of termination to Landlord not more than ninety (90) days after the date on which possession of the Premises, or party thereof, must be surrendered to the condemning authority or its designee (the "Election Period"). In the event such option is exercised by Tenant, the Lease shall be deemed terminated as of the expiration of Election Period. The failure on the part of Tenant to give Landlord the notice of termination within the Election Period shall be deemed to be an election by Tenant not to terminate the Lease.

    (b) In the event of any taking which does not give rise to an option to terminate, or in the event of a taking which does give rise to an option to terminate pursuant to subparagraph 6(a) hereof and Tenant does not elect to terminate, Landlord shall make its award available to Tenant and Tenant shall, to the extent of the award from such taking (which word "award" shall mean the net proceeds after deducting expenses of any settlement, or net purchase price under a sale in lieu of condemnation but shall exclude the value of Landlord's reversionary interest), promptly restore or repair the Premises and all improvements thereon (except the items which Tenant is entitled to remove) to the same condition as existed immediately prior to such taking insofar as is reasonably possible. Notwithstanding anything in the preceding sentence to the contrary, in the event of a taking which gives rise to an option to terminate pursuant to subparagraph 6(a) hereof, Landlord shall retain its award in trust until the earlier of (A) the expiration of the Election Period referenced in subparagraph 6(a) above, at which time Tenant shall be deemed to have elected not to terminate the Lease and Landlord shall make its award available for restoration or repair as provided in this subparagraph 6(b); or (B) the date prior to the expiration of the Election Period on which Tenant provides Landlord with written notice of its election not to terminate the Lease, at which time Landlord shall make its award available for restoration or repair as provided in this subparagraph 6(b); or (C) the date prior to the expiration of the Election Period on which Tenant provides Landlord with written notice of its election to terminate the Lease, at which time Landlord shall be entitled to receive and retain the entire award pursuant to and subject to the terms and conditions of subparagraph 6(d). If the estimated cost of restoration or repair shall exceed the amount of Landlord's award, Tenant shall deposit with Landlord the amount of such excess. The award and any excess shall be held in trust by Landlord and used, to the extent required, for the purpose of such restoration or repair. A just and proportionate part of the Rent payable hereunder shall be abated from the date of such taking until ten (10) days after Tenant has restored same and thereafter the Rent shall be reduced in proportion to the reduction in the then rental value of the Premises after the taking in comparison with the rental value prior to the taking. If the award shall exceed the amount spent or to be spent promptly to effect such restoration, repair or replacement, such excess shall unconditionally belong to Landlord and shall be paid to Landlord.

    (c) In the event of any partial taking where this Lease is not terminated, Tenant shall not be entitled (except for use in reconstruction) to any part of the compensation or award given Landlord for the taking of the fee of the Premises, but Tenant shall have the right to recover from the condemning authority such compensation as is specifically awarded to Tenant (i) to reimburse Tenant for any cost which Tenant may incur in removing Tenant's
Property from the Premises; (ii) for loss of Tenant's business; and (iii) for other matters which a court of competent jurisdiction may award Tenant for its interest in the Premises.

      (d) If this Lease is terminated by reason of a taking pursuant to the terms and conditions of this Lease and paragraph 6(a) hereof, then Landlord shall be entitled to receive the entire award in any such condemnation or eminent domain proceedings or purchase in lieu thereof and Tenant hereby assigns to Landlord all of its right, title and interest in and to all and any part of such award, provided, however, Tenant shall be entitled to receive any award specifically made to reimburse Tenant (i) for any cost which Tenant may incur in removing Tenant's Property from the Premises; (ii) for loss of Tenant's business; and (iii) for other matters which a court of competent jurisdiction may award Tenant for its interest in the Premises.

7.  TAXES AND ASSESSMENTS

      Tenant shall pay prior to delinquency all taxes and assessments which may be levied upon or assessed against the Premises and all taxes and assessments of every kind and nature whatsoever arising in any way from the use, occupancy or possession of the Premises or assessed against the improvements situated thereon, together with all taxes levied upon or assessed against Tenant's Property. To that end Landlord shall not be required to pay any taxes or assessments whatsoever which relate to or may be assessed against this Lease, the Rent and other amounts due hereunder, the Premises, improvements and Tenant's Property. Provided, however, that any taxes or assessments which may be levied or assessed against the Premises for a period ending after the termination hereof shall be prorated between Landlord and Tenant as of such date. Within thirty
(30) days after Tenant receives the paid receipted tax bills, Tenant shall furnish Landlord with copies of a paid receipt for such tax bills. Upon demand by Landlord, Tenant shall deliver and pay over to Landlord such additional sums as are necessary to satisfy any deficiency in the amount necessary to pay the taxes before the same become due. Tenant may, at its option, contest in good faith and by appropriate and timely legal proceedings any such tax and assessment; provided, however, that Tenant shall indemnify and hold harmless Landlord from any loss or damage resulting from any such contest, and all expenses of same (including, without limitation, all attorneys' fees, court and other costs) are paid solely by Tenant.

8.  COMPLIANCE, UTILITIES, SURRENDER

      (a) Tenant at its expense shall promptly comply with all governmental requirements, whether or not compliance therewith shall require structural changes in the Premises; will procure and maintain all permits, licenses and other authorizations required for the use of the Premises or any part thereof then being made and for the lawful and proper installation, operation and maintenance of all equipment and appliances necessary or appropriate for the operation and maintenance of the Premises, and shall comply with all easements, restrictions, reservations and other instruments of record applicable to the Premises. Tenant shall indemnify and save Landlord harmless from all expenses and damages by reason of any notices, orders, violations or penalties filed against or imposed upon the Premises, or against Landlord as owner thereof, because of Tenant's failure to comply with this paragraph.

     (b) Tenant shall pay all charges for heat, water, gas, sewage, electricity and other utilities used or consumed on the Premises and shall contract for the same in its own name. Landlord shall not be liable for any interruption or failure in the supply of any such utility service to the Premises.

    (c) Tenant shall peacefully surrender possession of the Premises, the buildings and other improvements thereon, to Landlord at the expiration, or earlier termination, of the original term or any extended or renewed term of this Lease.

9.  QUIET ENJOYMENT

      Landlord covenants and warrants that Landlord has full power and authority to make this Lease, and that Tenant shall have and enjoy full, quiet and peaceful possession of the Premises, their appurtenances and all rights and privileges incidental thereto during the term hereof and any renewals or extensions, subject to the provisions of this Lease and any easements, restrictions, reservations and other instruments of record applicable to the Premises and in existence at the time of the conveyance of the Premises to Landlord by Tenant.

10. OPTION TO RENEW

      Tenant shall have two (2) successive five (5) year options to extend this Lease for up to an additional ten
(10) years upon the same terms, covenants, conditions and rent as set forth herein provided that Tenant is not in default hereunder at the commencement of such option period. Tenant may exercise each such five (5) year option by giving written notice to Landlord not less than six (6) months prior to the expiration of the then current term of this Lease. Should Tenant fail to give Landlord such timely written notice during the required period, all remaining rights of renewal shall automatically expire.

11. FIRST RIGHT OF REFUSAL TO PURCHASE; OPTION TO PURCHASE

      (a) So long as Tenant is not in default under this Lease, Tenant shall have the right to purchase the Premises in accordance with the terms of this paragraph. If Landlord receives and desires to accept a bona fide offer to purchase (excluding any transfer to an affiliate of Landlord) the Premises during the term of this Lease or any extension or renewal thereof, Landlord shall serve a notice on Tenant stating the name of such offeror with a copy of the terms and conditions of such offer attached and Tenant shall have the right to purchase the Premises on the same terms and conditions set forth in Landlord's notice, provided Tenant delivers written notice to Landlord of its election to do so within thirty (30) days after receipt of such notice from Landlord. If Tenant does not elect to exercise its right to purchase as aforesaid, Landlord may sell the Premises, provided the sale is consummated with the offeror and on the terms and conditions set forth in Landlord's notice to
Tenant. The foregoing preemptive right shall remain in existence for the term of the Lease notwithstanding its non-exercise in respect to any sale and shall be binding upon Landlord's successors in title.

      (b) Tenant shall have the option to purchase the Premises at any time after the tenth (10th) Lease Year, as follows:

          (i) Tenant shall exercise its option hereunder by giving written notice in writing to Landlord in accordance with the requirements of paragraph 20 of this Lease. At the time of the exercise of the option, Tenant shall also pay to Landlord (or if required by Landlord, to the qualified intermediary described in Paragraph 19(b) of this Lease Agreement) a non-refundable deposit of FIVE HUNDRED AND NO/100 DOLLARS ($500.00).

          (ii) The purchase price to be paid by Tenant shall be the greater of (A) the fair market value of the Premises as of the date of the exercise of the option, as determined by an appraisal of an M.A.I. qualified appraiser selected by Landlord, or (B) Landlord's cost for the Premises, plus twenty percent (20%).

          (iii) The closing pursuant to the option shall be held in the office of Landlord's attorneys on or before a date which is thirty (30) days after Landlord and Tenant have received the above mentioned appraisal from the appraiser, or at such other place as shall be acceptable to Landlord.

          (iv) Tenant shall receive a credit for the deposit required under (i) above and the balance of the purchase price shall be paid at closing in cash, by cashier's check on cleared local funds or by wire transfer to Landlord's account.

             (v) The following expenses of closing shall be paid equally by Tenant and Landlord: title insurance search fees; title insurance premium for owner's policy; escrow fees; transfer taxes; and recording fees/charges.

          (vi) The option granted to Tenant pursuant to this subparagraph (b) may not be exercised at any time while Tenant shall then be in default under any term or condition of this Lease. The option granted to Tenant pursuant to this subparagraph (b) shall terminate and become null and void in the event Tenant's right of first refusal becomes operative, Tenant fails to exercise such right of first refusal, and the offer triggering such right of first refusal closes.

     (c) Tenant's rights and options granted in (a) and (b) above shall be subject and subordinate to any rights or options currently of record or those existing under Tenant's franchise agreement, if any.

12. NONCOMPETE

    Tenant shall not own an interest in, or operate, another Ryan's Family Steak House Restaurant within a five (5) mile radius of the Premises. Violation of this covenant shall constitute a default hereunder and, because the parties agree that damages would not be an adequate remedy, Tenant hereby agrees that Landlord shall be entitled to equitable relief, including injunctive relief and specific performance in addition to any remedy available at law.

13. DEFAULT

      (a) If any one or more of the following events occur, said event or events shall hereby be classified as a "Default":

             (i) If Tenant fails to pay Interim Rent (if applicable), Annual Rent, Percentage Rent, any additional rent, or any other charges required hereunder or under any other lease with Landlord or an affiliate of Landlord when same shall become due and payable, and such failure continues for ten (10) days after written notice from Landlord.

         (ii) If Tenant shall fail to perform or observe any term, condition, covenant, agreement, or obligation of this Lease or any other lease with Landlord or an affiliate of Landlord, and such failure continues for fifteen (15) days after written notice from Landlord (except that such fifteen
(15) day period shall be automatically extended for such additional period of time as is reasonably necessary to cure such Default, if such Default cannot be cured within such period, provided Tenant is in the process of diligently curing the same).

         (iii) If any default or event of default shall occur and remain uncured under that certain Franchise Agreement (the "Franchise Agreement") between Tenant and Ryan's, Inc. following any cure period applicable thereto and established in the Franchise Agreement, or if such Franchise Agreement is terminated for any reason. Notwithstanding the declaration of a default or event of default by the franchisor under the Franchise Agreement, Tenant shall have the right to engage in good faith disputes with the franchisor under the Franchise Agreement without such dispute constituting a default under this Lease, provided that such dispute shall not prevent Tenant from performing its obligation to continuously operate a Ryan's Family Steak House Restaurant at the Premises.

            (iv) If Tenant fails to continuously operate its business within the Premises except for temporary periods of closure caused by casualty, or temporary and reasonable periods of remodeling not to exceed ninety (90) days in any Lease Year without first obtaining Landlord's written approval, which approval shall not be unreasonably withheld.

             (v) If Tenant shall make an assignment for the benefit of creditors or file a petition, in any federal or state court, in bankruptcy, reorganization, composition, or make an application in any such proceedings for the appointment of a trustee or receiver for all or any portion of its property.

           (vi) If any petition shall be filed under federal or state law against Tenant in any bankruptcy, reorganization, or insolvency proceedings, and said proceedings shall not be dismissed or vacated within thirty
(30) days after such petition is filed.

             (vii) If a receiver or trustee shall be appointed under federal or state law for Tenant, or any guarantor of Tenant's obligations hereunder, for all or any portion of the property of either of them, and such receivership or trusteeship shall not be set aside within thirty (30) days after such appointment.

      (b) Upon the happening of any one or more of the aforementioned Defaults which are not cured within the cure period applicable thereto, if any, Landlord shall have the right, in addition to any other rights and remedies, to terminate this Lease by giving written notice of same to Tenant. Upon such notice, this Lease shall cease and expire, and Tenant shall surrender the Premises to Landlord. Notwithstanding such termination, Tenant's liability and obligation under all provisions of this Lease, including the obligation to pay Rent and any and all other amounts due hereunder shall survive and continue. In addition, in the event of Tenant's Default under this Lease, Landlord may, by notice to Tenant, accelerate the monthly installments due hereunder for the remaining term of this Lease, in which event such amount, together with any sums then in arrears, shall immediately be due and payable to Landlord. Tenant hereby expressly agrees that its occupation of the Premises after default constitutes forcible detainer (or equivalent) as is defined by the law in force in the jurisdiction in which the Premises are located.

      (c)    If  this  Lease  shall  terminate  as  provided
hereinabove, Landlord may re-enter the Premises and remove Tenant, its agents and sub-tenants, together with all or any of Tenant's Property, by suitable action at law, or by force. Tenant waives any right to the service of any notice of Landlord's intention to re-enter and Landlord shall not be liable in any way in connection with any action it takes pursuant to this paragraph. Notwithstanding such re-entry or removal, Tenant's liability under the provision of this Lease shall survive and continue.

    (d) In case of re-entry, repossession or termination of this Lease, Tenant shall remain liable for Rent (with any Percentage Rent described in the Rent Addendum to be paid at the rate paid during the prior Lease Year), any additional rent and all other charges provided for in this Lease for the otherwise remaining term of this Lease, and any and all expenses which Landlord may have incurred in re-entering the Premises including, but not limited to, allocable overhead, alterations to the building, leasing, construction, architectural, legal and accounting fees. In addition, Tenant shall pay to Landlord any and all attorneys' fees, legal costs and expenses incurred with respect to enforcement of the provisions hereof. Landlord shall have the right, but not the obligation, to relet the whole or part of the Premises upon terms which Landlord, in its sole discretion, deems appropriate and Tenant shall be responsible for all expenses incurred by Landlord in re-letting or attempting to re-let and all rent collected for reletting shall be credited against all of Tenant's obligations hereunder.

      (e) The rights and remedies of Landlord set forth herein shall be in addition to any other right and remedy now or hereinafter provided by law, and all such rights and remedies shall be cumulative. No action or inaction by
Landlord shall constitute a waiver of a Default, and no waiver of Default shall be effective unless it is in writing, signed by Landlord.

14. HOLDING OVER

      In the event Tenant remains in possession of the Premises after the expiration of this Lease, without executing a new lease, Tenant shall occupy the Premises as a tenant from month to month subject to all the terms hereof, but such possession shall not limit Landlord's rights and remedies by reason thereof nor constitute a holding over.

15. WAIVER OF SUBROGATION

     Notwithstanding anything in this Lease to the contrary, other than Tenant's obligations to repair, restore or rebuild described in paragraph 4 hereinabove, neither party shall be liable to the other for any damage or destruction of the property of the other resulting from fire or other casualty covered by insurance required of either party hereunder, whether or not such loss, damage or destruction of property is caused by or results from the negligence of such party (which term includes such party's officers, employees, agents and invitees), and each party hereby expressly releases the other from all total liability for or on account of any said loss, damage or destruction, whether or not the party suffering the loss is insured against such loss, and if insured whether fully or partially. Each party shall procure all endorsements of insurance policies carried by it necessary to protect the other from any right of subrogation and/or liability in the event of such loss.

16. LIEN FOR RENTS

      As security for Tenant's payment of Rent and all other payments required to be made by Tenant hereunder (including, by way of illustration only, taxes, damage to the Premises, court costs, and attorneys' fees) Tenant hereby grants to Landlord a lien upon all of Tenant's Property now or hereafter located upon the Premises. The lien herein provided shall be subordinate to the lien of any chattel mortgage, collateral assignment or security interest given by Tenant to any seller of such property. If default is made by Tenant in the payment of any sum which may become due hereunder and said sum is not paid within ten (10) days after written notice is given by Landlord to Tenant for Tenant's default, Landlord may enter upon the Premises and take possession of Tenant's Property, or any part thereof, and may sell all or any part of Tenant's Property at public or private sale in one or successive sales, with or without notice, to the highest bidder for cash and on behalf of Tenant. Landlord may sell and convey Tenant's Property, or any part thereof, to such bidder, delivering to such bidder all of Tenant's title and interest in such property sold to him. The proceeds of such sale shall be applied by Landlord toward the costs thereof and then toward the payment of all sums when due by Tenant to Landlord hereunder.

17. ASSIGNMENT AND SUBLETTING

      (a) The Tenant shall have the right, without first obtaining Landlord's consent and after giving Landlord not less than ten (10) days advance written notice, to sublet the Premises or to assign this Lease to Tenant's franchisor (Ryan's, Inc.), to a corporate affiliate or subsidiary of Tenant, or to a franchisee or licensee of Tenant's franchisor so long as such franchisor, affiliate, subsidiary, franchisee or licensee continues to operate a Ryan's Family Steak House Restaurant on the Premises. In the event of any such assignment or subletting, Tenant shall nevertheless remain liable for the performance of all terms, covenants and conditions of this Lease, including without limitation the payment of all rent, additional rent and
Percentage Rent and other charges hereunder; PROVIDED, HOWEVER, as a condition of any such assignment by Tenant, the assignee thereof shall be required to execute and deliver to Landlord upon the effective date of such assignment, an agreement, in recordable form, whereby such assignee assumes and agrees to discharge all obligations of Tenant under this Lease.

      (b) In the event of a merger of Tenant with another entity, Tenant shall have the right to assign its interest in and to this Lease, without first obtaining Landlord's consent and after giving Landlord not less than ten (10) days advance written notice, to the surviving corporation resulting from the merger (the "Merger Entity"), provided that (i) the Merger Entity executes and delivers to the Landlord, prior to the assignment, a written guaranty in form acceptable to the Landlord whereby the Merger Entity shall unconditionally guarantee the full and faithful performance of all of Tenant's obligations under the Lease; and (ii) the net worth of the Merger Entity at the time of the assignment is not less than the net worth of Tenant as of April 30, 1996. If the Merger Entity is owned by a parent company (and if the parent company is owned by another company), the Tenant shall provide notice of same to Landlord prior to the assignment, and the unconditional guaranty to be executed in connection with the assignment shall, at Landlord's option, be executed by the Merger Entity's parent company and, as the case may be, the ultimate owner of the Merger Entity's parent company.

    (c) Except as provided in subparagraphs 17(a) and 17(b) above, Tenant shall not have the right, without first obtaining Landlord's prior written consent which shall not be unreasonably withheld, to assign or sublet any part or all of the Premises to any other parties for any other purposes. A change in ownership of the controlling interest of Tenant shall constitute an assignment subject to this subparagraph. Landlord, without being deemed unreasonable, may withhold its consent to any proposed assignment or subletting where (i) the financial capacity of such assignee or subtenant is materially less than that of tenant or (ii) such assignee or subtenant does not intend to operate a national or regionally recognized restaurant on the Premises or (iii) even if such assignee or subtenant intends to operate a restaurant on the Premises, the type of restaurant or the operating history of such assignee or subtenant or the operating history of such type of restaurant reflects an inability to generate Gross Sales and potential sales growth equal to or greater than that of the Tenant. Even if such consent to assignment or subletting is given by Landlord, such assignment or subletting shall not relieve Tenant of its liability for the continued performance of all terms, covenants and conditions of this Lease, including without limitation the payment of all rent, additional rent and Percentage Rent and other charges thereunder. Likewise, as a condition of any such assignment by Tenant, the assignee shall be required to execute and deliver to Landlord, upon the effective date of such assignment, an agreement, in recordable form, whereby such assignee assumes and agrees to discharge all obligations of Tenant under this Lease.

      (d) In the event of the subletting or assignment of this Lease, any monetary consideration obtained from an assignee or transferee upon such subletting or assignment shall be paid to Landlord. In the event of the subletting or assignment of this Lease, if Tenant derives funds or rental income greater than what it is paying to Landlord under this Lease, the Annual Rent provided for herein shall be increased to that amount received by Tenant from sublessee or assignee of this Lease.

      (e) Prior to any assignment allowed hereunder, Tenant shall deliver to Landlord (i) a copy of the assignment documents (including copies of any recorded documents), and
(ii) the name, address and telephone number of such assignee and a designated contact person for such assignee, and (iii) a new insurance policy and binder complying with the terms of this Lease and naming such assignee as the tenant of the Premises. Notwithstanding anything herein to the contrary, in the event of any assignment of this Lease or subletting of the Premises, Tenant shall not be released from its obligations under this Lease unless specifically released by virtue of a separate written instrument executed by Landlord, which may be withheld in Landlord's sole discretion.

      (f) The Landlord shall have the right without limitation (subject to paragraph 11 hereof) to sell, convey, transfer or assign its interest in the Premises or its interest in this Lease, and upon such conveyance being completed all covenants and obligations of Landlord under this Lease accruing thereafter shall cease, but such covenants and obligations shall run with the land and shall be binding upon the subsequent landlord or owners of the Premises or of this Lease.

18. SUBORDINATION, NON-DISTURBANCE, ATTORNMENT, ESTOPPEL
CERTIFICATE.

     (a) Upon written request of the holder of any mortgage (which term "mortgage" shall also include deeds of trust) now or hereafter relating to the Premises, Tenant will subordinate its rights under this Lease to the lien thereof and to all advances made or hereafter to be made upon the security thereof, and Tenant shall execute, acknowledge and deliver an instrument in the form customarily used by such encumbrance holder to effect such subordination; provided, however, as a condition of all such subordinations, the holder of such mortgage shall be first required to agree with Tenant that, notwithstanding the foreclosure or other exercise of rights under any such first or other mortgage, Tenant's possession and occupancy of the Premises and the improvements and its leasehold estate shall not be disturbed or interfered with nor shall Tenant's rights and obligations under this Lease be altered or adversely affected thereby so long as Tenant is not in default hereunder.

      (b)   Notwithstanding anything set out in subparagraph
(a) above to the contrary, in the event the holder of any such mortgage elects to have this Lease be superior to its mortgage, then upon Tenant's being notified to that effect by such encumbrance holder, this Lease shall be deemed prior to the lien of said mortgage, whether this Lease is dated prior or subsequent to the date of said mortgage, and Tenant shall execute, acknowledge and deliver an instrument, in the form customarily used by such encumbrance holder, effecting such priority.

      (c) In the event proceedings are brought for the foreclosure of, or in the event of the exercise of the power of sale under any mortgage made by Landlord covering the remises, or in the event of delivery of a deed in lieu of foreclosure under such a mortgage Tenant will attorn to the purchaser upon any such foreclosure or sale and recognize such purchaser as Landlord under this Lease, and upon the request of the purchaser, Tenant shall execute, acknowledge and deliver an instrument, in form and substance satisfactory to such purchaser, evidencing such attornment.

      (d) Each party agrees, within seven (7) days after written request by the other, to execute, acknowledge and deliver to and in favor of any proposed mortgagee or purchaser of the Premises, an estoppel certificate, in the form customarily used by such proposed mortgagee or purchaser, stating, among other things (i) whether this Lease is in full force and effect, (ii) whether this Lease has been modified or amended and, if so, identifying and describing any such modification or amendment, (iii) the date to which rent and other charge has been paid, and (iv) whether the party furnishing such certificate knows of any default on the part of the other party or has any claim against such party and, if so, specifying the nature of such default or claims.

      (e) Upon written demand by the holder of any mortgage covering the Premises, Tenant shall forthwith execute, acknowledge and deliver an agreement in favor of and in the form customarily used by such encumbrance holder and reasonably acceptable to Tenant, by the terms of which Tenant will agree to give prompt written notice to such encumbrance holder in the event of any casualty damage to the Premises or in the event of any default on the part of Landlord under this Lease, and will agree to allow such encumbrance holder a reasonable length of time after notice to cure or cause the curing of such default before exercising Tenant's rights under this Lease, or terminating or declaring a default under this Lease.

19. COOPERATION

      (a)    Landlord  shall  fully  cooperate  with  Tenant
throughout the term of this Lease to secure or maintain proper zoning, building and other permits and compliance with all applicable laws. Landlord shall execute any petitions, requests, applications and the like as Tenant shall reasonably request in order to obtain any permit, license, variances and approvals which, in the reasonable judgment of Tenant, are necessary for the lawful construction and/or operation of Tenants business on the Premises, provided, however, that Tenant shall indemnify and save Landlord harmless from any and all expenses, costs, charges, liabilities, losses, obligations, damages and claims of any type which may be imposed upon, asserted against or incurred by Landlord by reason of same.

      (b) In the event that Tenant elects to purchase the Premises pursuant to the terms and conditions of paragraph 11 hereof, Landlord shall have the right, in Landlord's sole discretion, to enter into an exchange agreement (the
"Exchange Agreement") with a qualified intermediary (the "Intermediary") in order to effectuate a like-kind exchange of the Premises for one or more other properties (the
"Replacement Property"). In that event, Landlord shall assign to the Intermediary all of Landlord's right, title and interest in the written contract for purchase and sale of the Premises entered into between Landlord and Tenant as required by paragraph 11 hereof (the "Purchase Contract"), and any deposit paid by Tenant in connection with the purchase of the Premises shall be placed directly with the Intermediary, subject to the terms and conditions of the Purchase Contract and the Exchange Agreement. Landlord and Tenant agree that, at Landlord's option, Tenant shall cooperate with Landlord in effecting a like-kind exchange of the Premises by Landlord pursuant to and in accordance with the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder, which cooperation shall include, without limitation, Tenant's consent to Landlord's assignment of its interest in the Purchase Contract to the Intermediary and Tenant receiving or taking title to the Premises from the Intermediary or another third party utilized in the transaction in order to facilitate the like-kind exchange on behalf of Landlord.

20. NOTICES

      All notices and other communications required or permitted to be given hereunder shall be in writing and shall be delivered by a nationally recognized overnight courier or mailed by registered or certified mail, postage prepaid, return receipt requested, addressed as follows:

    If to Landlord: CNL AMERICAN PROPERTIES FUND, INC.
                    400 East South Street
                    Suite 500
                    Orlando, Florida  32801

    with copy to:  DALE A. BURKET, ESQUIRE
                   Lowndes, Drosdick, Doster, Kantor & Reed,
P.A.
                   215 North Eola Drive
                   Post Office Box 2809
                   Orlando, Florida 32802

    If to Tenant:  FAMILY STEAK HOUSES OF FLORIDA, INC.
                   2113 Florida Boulevard
                   Neptune Beach, Florida 32266
                   Attn: Edward Alexander

    with copy to:  GLEN ALAN HOWARD, ESQUIRE
                   Mahoney, Adams & Criser
                   50 N. Laura Street, Suite 3400
                   Jacksonville, Florida  32202

     Any party may change its address for notices by written notice in like manner as provided in this paragraph and such change of address shall be effective seven (7) days after the date notice of such change of address is given. Notice for purposes of this Lease shall be deemed given when it shall have been deposited in the mail by the party who is giving such notice with sufficient postage prepaid.

21. INDEMNIFICATION

      Tenant does hereby indemnify and exonerate Landlord against and from all liabilities, losses, obligations, damages, penalties, claims, costs, charges and expenses, including reasonable architects' and attorneys' fees, which may be imposed upon or asserted against or incurred by Landlord by reason of any of the following occurring, except to the extent that same are caused by or result from the gross negligence or willful misconduct of Landlord, its agents, employees or contractors:

      (a) any work or thing done in respect of construction of, in or to the Premises or any part of the improvements now or hereafter constructed on the Premises;

      (b) any use, possession, occupation, operation, maintenance or management of the Premises or any part hereof;

      (c) any failure to, or to properly, use, possess, occupy, operate, maintain or manage the Premises or any part thereof;

     (d) the condition, including environmental conditions, of the Premises or any part thereof;

     (e)  any negligence on the part of Tenant or any of its
agents,  contractors,   servants,  employees,  licensees  or
invitees;

      (f) any accident, injury or damage to any person or property occurring in, on or about the Premises or any part thereof including any sidewalk adjacent thereto; or

      (g) any failure on the part of Tenant to perform or comply with any of the covenants, agreements, terms or conditions contained in this Lease on its part to be performed or complied with.

22. HOLD HARMLESS

     Tenant agrees to hold Landlord harmless against any and all claims, damages, accidents and injuries to persons or property caused by or resulting from or in connection with anything in or pertaining to or upon the Premises during the term of this Lease or while Tenant is occupying the Premises, except if such claim, damage, accident or injury shall be caused by the negligence of Landlord or its agents. Landlord shall not be liable to Tenant, Tenant's employees, agents, invitees, licensees or any other person whomsoever for any injury to person or damage to property on or about the Premises caused by the negligence or misconduct of Tenant, its agents, servants or employees or of any other person entering the building under expressed or implied invitation by Tenant or due to any other cause whatsoever, unless caused by the negligence or neglect of Landlord, its employees or its authorized representatives.

23. LANDLORD'S LIABILITIES

      The term "Landlord" as used in this Lease means the owner from time to time of the Premises. Neither Landlord nor any partner, shareholder or beneficiary thereof shall have any personal liability with respect to any of the provisions of this Lease and if Landlord is in default with respect to its obligations hereunder Tenant shall look solely to the equity of Landlord in the Premises.

24. SUCCESSORS

      The covenants,  conditions and agreements contained in
this Lease  shall bind  and inure to the benefit of Landlord
and   Tenant    and   their    respective    heirs,    legal
representatives, successors and assigns.

25. ENTIRE AGREEMENT/MEMORANDUM OF LEASE

      This Lease contains the entire agreement between the parties hereto and may not be modified in any manner other than in writing signed by the parties hereto or their successors in interest. A memorandum of this Lease shall be executed by the parties and shall be recorded in the official records of the county where the Premises are located.

26. GENDER

      Whenever the context hereof permits or requires, words in the singular may be regarded as in the plural and vice-versa, and personal pronouns may be read as masculine, feminine and neuter.

27. BROKERAGE FEES

      It is understood and agreed that neither party has incurred any real estate brokerage fees or commissions arising out of this Lease and each party agrees to hold the other harmless from and against all such fees and commissions incurred, and costs related thereto including legal fees, as a result of its own conduct or alleged conduct.

28. CAPTIONS

    The captions of this Lease are for convenience only, and do not in any way define, limit, disclose, or amplify terms or provisions of this Lease or the scope or intent thereof.

29. LANDLORD'S RIGHT TO CURE

      In the event Tenant shall fail, refuse or neglect to perform, observe or comply with any term, condition, covenant, agreement or obligation contained in the Lease on its part to be performed or complied with, then Landlord may, at its sole option, enter upon the Premises, if deemed necessary by Landlord in its sole discretion, and/or do whatever may be deemed necessary by Landlord in its sole discretion to cure such failure by Tenant. Tenant shall pay to Landlord within five (5) days of Landlord's request, all costs incurred by Landlord in connection with Landlord's curing of such failure by Tenant including, but not limited to, reasonable attorney and paralegal fees whether or not judicial proceedings are involved. In addition to the above costs, in the event Landlord does not receive payment from Tenant when due hereunder, interest at the rate of eighteen percent (18%) per annum or the highest rate allowable by law shall be due and payable with respect to such payment from the due date thereof until Landlord receives such payment.

30. COMMITMENT LETTER

     That certain commitment letter dated April 19, 1996 and accepted by Tenant on April 26,1996 is hereby incorporated herein by reference and the terms and conditions thereof shall survive closing with respect to the transaction contemplated by this Lease. In the event any terms of the commitment letter are inconsistent with the terms contained in this Lease, the terms of this Lease shall control.

31. NOT A SECURITY ARRANGEMENT

      The parties hereto agree and acknowledge that this transaction is not intended as a security arrangement or financing secured by real property, but shall be construed for all purposes as a true lease.

32. NET LEASE

      It is the intention of the parties hereto that this Lease is and shall be treated as a triple net lease. Any present or future law to the contrary notwithstanding, this Lease shall not terminate (except as expressly provided in paragraph 4(a)) nor shall Tenant be entitled to any abatement, suspension, deferment, reduction (except as expressly provided in paragraph 6(b) hereof), setoff, counterclaim, or defense with respect to the rent, nor shall the obligations of Tenant hereunder be affected by reason of: any damage to or destruction of the Premises or any part thereof; any taking of any Premises or any part thereof or interest therein by Condemnation or otherwise (except as expressly provided in paragraph 6(b) hereof); any prohibition, limitation, restriction or prevention of Tenant's use, occupancy or enjoyment of the Premises or any part thereof, or any interference with such use, occupancy or enjoyment by any person or for any other reason; any title defect or encumbrance or any matter affecting title to the Premises or any part thereof; any eviction by paramount title or otherwise; any default by Landlord hereunder; any proceeding relating to Landlord; the impossibility or illegality of performance by Landlord, Tenant or both; any action of governmental authority; any breach of warranty or misrepresentation; any defect in the condition, quality or fitness for use of the Premises or any part thereof; or any ther cause whether similar or dissimilar to the foregoing and whether or not Tenant shall have notice or knowledge of any of the foregoing. The parties intend that the obligations of Tenant hereunder shall be separate and independent covenants and agreements and shall continue unaffected unless such obligations shall have been modified or terminated in accordance with an express provision of this Lease.

33. WAIVER

      No waiver by Landlord of any provision hereof shall be deemed a wavier of any other provision hereof or of any subsequent breach by Tenant of the same or any other provision. Landlords's consent to, or approval of, any act shall not be deemed to render unnecessary the obtaining of Landlord's consent to or approval of any subsequent act by Tenant. The acceptance of rent hereunder by Landlord shall not be a waiver of any preceding breach by Tenant of any provision hereof, other than the failure of Tenant to pay the particular rent so accepted, regardless of Landlord's knowledge of such preceding breach at the time of acceptance of such rent.

34. ATTORNEYS' FEES

     In any action arising out of or in connection with this Lease, whether presented at trial, arbitration, or otherwise, the prevailing party in any such action shall be entitled to receive from the other party all expenses and attorneys' fees incurred in connection with such action.

35. TIME OF THE ESSENCE

      Landlord and Tenant agree that time shall be of the essence of all terms and provisions of this Lease.

36. GOVERNING LAW

      This Lease shall be construed in accordance with the laws of the state in which the Premises is located.



                    [Signatures on Next Page]


     IN WITNESS WHEREOF, the parties hereto have caused this Lease Agreement to be executed the day and date first above written.

Signed, Sealed and Delivered
in the presence of:
                                      "LANDLORD"

                              CNL AMERICAN PROPERTIES FUND,
                              INC.,  a Maryland corporation


                              By:
Name:                         Robert A. Bourne, as President


Name:


STATE OF FLORIDA
COUNTY OF ORANGE

    The foregoing instrument was acknowledged before me this 18th day of September, 1996 by Robert A. Bourne, as President of CNL AMERICAN PROPERTIES FUND, INC., a Maryland corporation, on behalf of the corporation. He is personally known to me and did not take an oath.



                                  Notary Signature


                                  Printed Name
                                  Notary Public, State of
Florida
                                  Commission Number:
                                  My Commission Expires:


                                            "TENANT"

                                  FAMILY STEAK HOUSES OF
FLORIDA,                                  INC., a Florida
corporation


                                  By:
Name:                             Name:
                                  As Its:


Name:



STATE OF FLORIDA
COUNTY OF ____________________

    The foregoing instrument was acknowledged before me this 18th day of September, 1996 by ___________________________,
as ____________________________  of FAMILY  STEAK HOUSES  OF
FLORIDA, INC., a Florida corporation, on behalf of the corporation. He is personally known to me and did not take an oath.



                                  Notary Signature


                                  Printed Name
                                  Notary Public, State of
Florida
                                  Commission Number:
                                  My Commission Expires:




Exhibit "A" - Legal Description
                          Exhibit "A"
               Legal Description of the Premises

Lots 1A and 1B, JOHN G. GRUBBS COMMERCIAL TRACTS, as recorded in Plat Book 23, Page 7, of the Public Records of
Hernando County, Florida.

EXHIBIT 10.03
*************

                    CONSTRUCTION ADDENDUM


      THIS CONSTRUCTION ADDENDUM, executed as of September 18, 1996, by and between CNL AMERICAN PROPERTIES FUND, INC., a Maryland corporation with principal office and place of business at 400 E. South Street, Suite 500, Orlando, Florida 32801 ("Landlord"), and FAMILY STEAK HOUSES OF FLORIDA, INC., a Florida corporation with a mailing address of 2113 Florida Boulevard, Neptune Beach, Florida 32266 ("Tenant").

                     PRELIMINARY STATEMENT

         Landlord has acquired the real property which constitutes a portion of the Premises described in Exhibit "A" attached to the Lease Agreement and has leased the same to Tenant under the terms of the Lease Agreement. Landlord desires to construct or have constructed certain improvements on the Premises and is entering into this Construction Addendum with Tenant for the purpose of setting forth the terms and conditions under which Tenant shall serve as developer in connection with the Project (as that term is defined hereinbelow).

    NOW, THEREFORE, it is agreed, by and between the parties hereto as follows:

      1. Definitions. Capitalized terms used in the Lease Agreement shall have the same meaning in this Construction addendum unless otherwise defined. In addition to those terms defined elsewhere in this Construction Addendum, as used herein the following terms shall have the meaning indicated:

           "Project" shall mean construction of the building and all necessary site improvements on the Premises for the initial use as a Ryan's Family Steak House Restaurant by Tenant who is Tenant under the Lease Agreement between Tenant and Landlord of even date herewith (the "Lease
Agreement"). Such building and improvements shall be completed in accordance with the plans and specifications approved by Landlord and Tenant prior to Landlord's acquisition of the Premises, which approval shall not be unreasonably withheld, delayed or conditioned.

    "Construction Period" shall mean the period beginning on the Effective Date and ending on the earliest of (i) one hundred fifty (150) days after the Effective Date; (ii) the date a certificate of occupancy for the Premises is issued;
(iii) the date the Ryan's Family Steak House Restaurant opens for business on the Premises; and (iv) the date Tenant receives from Landlord its final funding of the construction costs for the Project under this Construction Addendum.

      2. Authorization, Independent Contractor. Landlord hereby engages Tenant as an independent contractor and authorizes Tenant to enter upon the Premises and to undertake responsibilities, duties, obligations, rights and authority expressly herein set forth and, subject to the provisions hereof, Tenant hereby accepts such appointment and agrees to perform and fully discharge all of its duties, responsibilities and obligations herein set forth diligently, promptly and in full compliance with the provisions hereof.

     3. Co-Tenant and Sub-Agents. Tenant may delegate the performance of any of its responsibilities hereunder to one or more contractors, subcontractors, consultants, co-developers or sub-agents; provided, however, that no such delegation shall relieve Tenant of its duties, responsibilities and obligations hereunder.

      4. Specific Duties and Obligations. Tenant shall be responsible for the complete development and construction of the Project and shall deliver a turn-key facility to Landlord. In that connection, Tenant's duties, obligations and responsibilities include, but shall not be limited to the following:

             (a) Project Design. Procuring all necessary architectural and engineering services related to the site work, design and engineering related to the Project, any and all engineering and impact studies or reports related to the development of the Project, and processing and obtaining all required governmental approvals.

         (b) Licenses and Permits. Obtaining all licenses, permits and approvals required to prepare the site for development, to permit construction of the Project and to operate it for its intended purposes. Such licenses, permits and approvals shall include, but shall not be limited to, water management district approvals, approvals required under any franchise agreement, financing agreement or any instrument of record, building permits, certificates of occupancy, and any other required governmental consents or approvals.

         (c) General Contractor, Construction Contracts and Purchase Orders. Negotiating all necessary construction contracts, for the benefit of Landlord, relating to the development and construction of the Project. All construction contracts and purchase orders for work, material or equipment shall be entered into between Tenant and the contractors or vendors selected and shall be satisfactory in form and substance to Landlord, Tenant, and legal counsel for Landlord and Tenant. The general construction contract and construction/trade cost breakdown shall be approved by Landlord prior to Landlord's purchase of the property. The general construction contract shall contain provisions for a ten percent (10%) retainage and submission to Landlord of all underlying contracts with and invoices (required only if a cost-plus contract) from materialmen and subcontractors. All change orders to such contract must be approved in writing by Landlord. Tenant shall cause its general contractor to submit (and the general construction contract shall so provide) all subcontracts to Landlord prior to commencement of construction.

           (d) Construction Coordination. Coordinating all aspects of construction of the Project to completion. Tenant shall monitor the progress of construction and the compliance by all contractors with the provisions of their construction contracts, through periodic on-site visits and inspections and through written and other reports from the architect, contractors and other construction supervisory personnel. Tenant shall keep Landlord advised from time to time of the progress of construction. Tenant shall review and approve all contractor and other payment requests made from time to time and shall review all such requests to ensure compliance with the construction contract and the terms hereof. Tenant shall determine which, if any, contractor or subcontractor is in default under the provisions of its applicable contract or subcontract, and what measures should be taken in connection therewith.

         (e) Funding. Financing to be provided by Landlord hereunder shall be limited to all actual "hard" construction costs of the Project together with approved "soft" costs (to the extent set forth herein), exclusive of any developer's fee. Landlord's funding shall be disbursed to Tenant monthly against draw requests submitted by Tenant to Landlord. Each such draw request shall be submitted on AIA Forms G-702 and G-703 (or other forms approved by Landlord), shall be prepared in accordance with Landlord's instructions and shall be received by Landlord no later than the twenty-fifth (25th) day of each month. Each draw request shall be accompanied by all supporting documentation required by Landlord (including partial lien waivers from the general contractor and all subcontractors waiving all lien rights through the date of the last draw request, and copies of invoices for "soft" costs which may be reimbursable). If properly prepared and documented requests are received by the twenty-fifth (25th) day of a month, Landlord shall pay proper amounts reflected in such request by the tenth (10th) day of the following month. The funds to be advanced by Landlord pursuant to this Construction Addendum shall at no time in the aggregate exceed $1,881,818.00 (the "Funding Limitation"), minus the purchase price Landlord paid at closing for the acquisition of the Premises, including Landlord's acquisition costs and closing costs. Tenant shall be solely responsible for the full and timely payment of any and all costs of developing the Project which exceed the Funding Limitation determined hereinabove. If, at any time after the date hereof, there exists any unpaid costs in excess of the Funding Limitation, then Landlord shall have the right to immediately stop funding under this Construction Addendum until such time as Tenant has funded such excess costs and has provided Landlord with evidence that such excess costs have been paid in full by Tenant. Tenant shall obtain no construction financing for the Project which is secured by a lien on the Project. Construction financing shall not include equipment financing.

            (f) General Construction Matters. Tenant shall commence construction as soon as practicable after the date hereof and, after commencement and subject to Paragraph 9 hereinbelow, shall diligently complete the Project within one hundred fifty (150) days thereafter in a first-class, workmanlike manner and in conformity with all applicable governmental laws, ordinances, rules, orders, regulations and other requirements and in substantial compliance with the plans and specifications approved by Landlord, Tenant's franchisor and the final working drawings. Notwithstanding the foregoing, Landlord agrees to consider reasonable written requests from Tenant for extensions of time to complete the Project beyond the one hundred fifty (150) day period.

             All  of  Tenant's  records  pertaining  to  the
construction of the Project shall be available for inspection and copying by Landlord and its agents and employees during normal business hours. Following completion of the Project, Tenant shall execute such documents and instruments as Landlord may request (in form and substance reasonably satisfactory to Landlord and Tenant) to evidence Landlord's ownership of and title to all improvements on the Premises comprising, in the aggregate, the Project and shall assign to Landlord all warranties relating to the work and/or materials performed at or incorporated into the Project.

             Tenant shall as part of the construction and development work engage an inspecting architect or engineer suitable to Landlord to make monthly inspections and to certify all draw requests to Landlord. Such certification shall include a statement of work done if not reasonably ascertainable from the draw request and shall be accompanied by color photographs in no less than 3.5" by 5" formats showing the construction work completed as of the inspection
date.   Such photographs  shall be  taken from  such vantage
points as are required to clearly show all work done and once vertical construction has commenced shall show all elevations. The final draw request shall be accompanied by:
(1) the contractor's affidavit of completion and proof of payment of all subcontractors and all materialmen; (2) an
assignment  of   all  manufacturer's   warranties  for   any
material, equipment or workmanship installed as a part of the Project; (3) an ALTA as-built survey of completed Project certified to Landlord and Tenant, and any title
company  designated   by  Landlord;  (4)  Certificate(s)  of
Occupancy  for   the  Project   issued  by  the  appropriate
regulatory agencies; and (5) a complete certified final set of plans, specifications and working drawings for the
Project as  completed.   At the  time such  draw request  is
submitted to Landlord, Landlord shall order or cause to be ordered an update search or endorsement to its title insurance policy for the Premises, which must show no additional matters of record through a then current date (except for matters which have been previously accepted by Landlord).

     No approvals or inspections made, given or conducted by
Landlord     shall      relieve      Tenant      of      any
duties,responsibilities,    obligations    or    liabilities
hereunder.

     5. Development Fee. Neither Tenant nor any affiliate shall receive a development or construction supervision fee for its services hereunder. A licensed general contractor shall be entitled to reasonable, normal and customary overhead and profit in connection with the performance of its services under a general construction contract. Said profit shall include reasonable, normal and customary superintendent compensation.

     6. General. With respect to matters not specifically related to the Premises or its development, this Construction Addendum shall be governed by the laws of the state where the Premises is located. All captions and section headings used herein are for convenience and ease of reference only and do not constitute part of this instrument. The Preliminary Statement set forth at the beginning of this Construction Addendum is hereby incorporated herein by reference and is deemed to constitute an integral part of this instrument.

      7. Landlord's Right to Complete Construction on Tenant's Default. Except for delays caused by events not within the control of Tenant, failure to continuously prosecute to completion the construction of the Project within one hundred fifty (150) days following the date hereof shall constitute a default by Tenant hereunder. If any such default shall not have been remedied within ten
(10) days notice to Tenant (which ten (10) day period shall be automatically extended for such additional period of time (not to exceed thirty (30) days) as is reasonably necessary to cure such default, provided that such default cannot be cured within the ten (10) day period and Tenant is in the process of diligently curing the same), then Landlord may, if it elects to do so, either: (a) take over construction of the Project and, at its option, complete such construction or cause the same to be completed, or (b) terminate the Lease Agreement and this Construction Addendum, in which case Tenant shall be required to purchase the Premises from Landlord (subject to all liens, claims or encumbrances not placed on the Premises by Landlord) at a price equal to Landlord's purchase price of the Premises, plus all sums disbursed to Tenant pursuant to this Construction Addendum, plus all Interim Rent due under the Lease Agreement, plus all fees, costs and expenses paid by Landlord in connection with its purchase of the Premises, plus interest on all such sums accruing from the date of disbursement thereof at the rate of ten percent (10%) per annum. Closing of the purchase and sale shall take place within thirty (30) days following the date of Landlord's notice of default to Tenant.

      8. Force Majeure. The time for completion of the Project shall be extended by the period of time, if any, that construction is delayed by virtue of labor unrest, materials shortage, natural disaster, weather, Acts of God, and other causes beyond the reasonable control of Tenant; provided, however, that no such extension shall be permitted with respect to any delay unless written notice of the delay specifying the cause of the delay and the expected time of the delay is delivered to Landlord within fifteen (15) days after such delay is encountered.

      9. Building Permit. Tenant hereby covenants and agrees that Tenant shall be required, within forty-five (45) days from the date of this Construction Addendum and the Lease Agreement, to (i) address and fully satisfy all outstanding permitting contingencies related to the Project set forth in that certain letter from Grant E. Tilbert of the Hernando County Development Department addressed to Tenant and dated September 9, 1996; (ii) obtain a building permit and any other permits and approvals which are necessary to enable Tenant to commence and fully complete the construction of the Project on the Premises pursuant to the terms and conditions hereof (the "Permit Documents"); and (iii) deliver copies of the Permit Documents to Landlord. The Tenant's failure to satisfy the requirements of this Paragraph 9 shall constitute a default under this Construction Addendum and the Lease Agreement. In the event of a default by Tenant under this Paragraph 9, Landlord may, if it elects to do so, terminate the Lease Agreement and this Construction Addendum, in which case Tenant shall be required to purchase the Premises from Landlord (subject to all liens, claims or encumbrances not placed on the Premises by Landlord) at a price equal to Landlord's purchase price of the Premises, plus all sums disbursed to Tenant pursuant to this Construction Addendum, plus all Interim Rent due under the Lease Agreement, plus all fees, costs and expenses paid by Landlord in connection with its purchase of the Premises, plus interest on all such sums accruing from the date of disbursement thereof at the rate of ten percent (10%) per annum. Closing of the purchase and sale shall take place within thirty (30) days following the date of Landlord's notice to Tenant of Tenant's default hereunder.

      10. Entire Agreement. This Construction Addendum and the Lease Agreement of which this Construction Addendum is a part constitute the entire agreement of Landlord and Tenant with respect to the development of the Premises, and supersedes any prior or contemporaneous agreement with respect thereto. No amendment or modification of this Construction Addendum shall be binding upon the parties unless made in writing and signed by both Landlord and Tenant.

    IN WITNESS WHEREOF, Landlord and Tenant have caused this
Construction Addendum to be executed and sealed as of the date first above written.

Signed, Sealed and Delivered
in the presence of:
                                    "LANDLORD"

                            CNL AMERICAN PROPERTIES FUND,
                            INC.,  a Maryland corporation


                                  By:
Name:                       Robert A. Bourne, as President


Name:


STATE OF FLORIDA
COUNTY OF ORANGE

    The foregoing instrument was acknowledged before me this 18th day of September, 1996 by Robert A. Bourne, as President of CNL AMERICAN PROPERTIES FUND, INC., a Maryland corporation, on behalf of the corporation. He is personally known to me and did not take an oath.



                                  Notary Signature


                                  Printed Name
                                  Notary Public, State of
Florida
                                  Commission Number:
                                  My Commission Expires:


                                            "TENANT"

                                  FAMILY STEAK HOUSES OF
FLORIDA,                                  INC., a Florida
corporation


                                  By:
Name:                             Name:
                                  As Its:


Name:



STATE OF FLORIDA
COUNTY OF ___________________

    The foregoing instrument was acknowledged before me this ____ day of September, 1996 by ___________________________,
as ____________________________  of FAMILY  STEAK HOUSES  OF
FLORIDA, INC., a Florida corporation, on behalf of the corporation. He is personally known to me and did not take an oath.



                                  Notary Signature


                                  Printed Name
                                  Notary Public, State of
Florida
                                  Commission Number:
                                  My Commission Expires:



EXHIBITS ATTACHED

Exhibit "A" - Legal Description

REQUESTED BY:



AFTER RECORDATION RETURN TO:
    Lowndes, Drosdick, et. al.
    Post Office Box 2809
    Orlando, Florida 32802
    Attention: Dale A. Burket, Esquire
         Phone: (407) 843-4600

RETURN BY:  MAIL (X)    PICK UP ( )

RYAN'S FAMILY STEAK HOUSE RESTAURANT/SPRING HILL, HERNANDO
COUNTY,
FLORIDA


EXHIBIT 10.04
*************

                          RENT ADDENDUM
                                to
                         LEASE AGREEMENT


      THIS RENT ADDENDUM dated September 18, 1996, by and between CNL AMERICAN PROPERTIES FUND, INC., a Maryland corporation, as "Landlord", and FAMILY STEAK HOUSES OF FLORIDA, INC., a Florida corporation, as "Tenant", for a Ryan's Family Steak House Restaurant located in Spring Hill, Hernando County, Florida, is attached to and made a part of that certain Lease Agreement by and between Landlord and Tenant of even date herewith (the "Lease"). Notwithstanding any other provision to the contrary which may be contained in said Lease, it is specifically agreed by and between Landlord and Tenant as follows:

    (a)  Commencement of Rent.

     On the date hereof, Landlord has simultaneously entered into the Lease with Tenant pursuant to which Tenant has agreed to lease from Landlord the Premises and all improvements now or hereafter constructed thereon. Payment of Interim Rent, Annual Rent and Percentage Rent shall commence as of the Effective Date as provided herein, notwithstanding that the improvements may not be constructed or complete at that time.

    (b)  Interim Rent.

      The terms and provisions of this paragraph (b) shall apply only if a Construction Addendum is attached to and incorporated in the Lease. From and after the Effective Date until Annual Rent shall first become due and payable pursuant to subparagraph (c) below, Interim Rent shall be due and payable in advance monthly installments on the first day of each month. For purposes of this Lease, the term "Interim Rent" shall mean an amount equal to the product of
(i) ten and seven-eighths percent (10 7/8%) per annum, multiplied by (ii) the amount theretofore funded by Landlord under the terms of the Construction Addendum. Interim Rent for partial months shall be prorated on a per diem basis.

    (c)  Annual Rent

           (i) Definitions. Capitalized terms used in the Lease and the Construction Addendum shall have the same meaning in this Rent Addendum unless otherwise defined. In addition to those terms defined elsewhere in this Rent Addendum, as used herein the following terms shall have the meaning indicated:
    "Construction Period" shall mean the period beginning on the Effective Date and ending on the earliest of (i) one hundred fifty (150) days after the Effective Date; (ii) the date a certificate of occupancy for the Premises is issued;
(iii) the date the restaurant opens for business on the Premises; and (iv) the date Tenant receives from Landlord its final funding of the construction costs for the Project under this Construction Addendum.

     "Annual Rent Commencement Date" shall mean the last day of the Construction Period.

      "Total Cost" shall mean the sum of (i) the purchase price paid by Landlord for the land comprising a portion of the Premises, plus (ii) all approved closing costs paid by Landlord, plus (iii) all actual "hard" construction costs and approved "soft" costs incurred by Tenant and funded by Landlord during the Construction Period pursuant to the terms and conditions of the Construction Addendum.

           (ii) Initial Annual Rent. Beginning on the Annual Rent Commencement Date, Tenant covenants and agrees to pay to Landlord Annual Rent in an annual amount equal to ten and seven-eighths percent (10 7/8%) multiplied by the Total Cost, payable to Landlord in equal monthly installments in advance, on the first (1st) day of each month. Landlord and Tenant agree that prior to the Annual Rent Commencement Date they will endeavor to establish the Total Cost so that rent payable on the Annual Rent Commencement Date will be known prior to such date. However, if the exact amount of the Total Cost shall not have been finally ascertained prior to the Annual Rent Commencement Date, Tenant shall as of the Annual Rent Commencement Date pay Landlord rent based on an annual rent under the Lease determined by multiplying ten and seven-eighths percent (10 7/8%) times $1,881,818.00 (the Funding Limitation set forth in the Construction Addendum), and if, when the exact amount of the Total Cost shall have been ascertained (the "Final Disbursement Date"), such Total Cost is more or less than $1,881,818.00, Landlord or Tenant, as the case may be, shall promptly refund or remit to the other an amount equal to the excess rent paid or the underpayment of rent due. On the Final Disbursement Date, Landlord shall mail to Tenant a statement setting forth a schedule of funds disbursed by Landlord to Tenant under the Construction Addendum; shall compute the Annual Rent payable hereunder; and shall state the excess rent paid or underpayment of rent due. The Annual Rent set forth in such statement shall constitute the Annual Rent due hereunder.

          (ii) Increases in Annual Rent. Commencing at the end of the fifth (5th) Lease Year after the Effective Date, and on each fifth (5th) anniversary of such date thereafter during the term of this Lease (and any renewal or extension thereof), Annual Rent shall be increased by an amount equal to twelve percent (12%) of the Annual Rent payable during the immediately preceding Lease Year.

             (iii) Partial Months. If the date on which Annual Rent shall first be due and payable shall fall on a day other than the first day of a calendar month, then rent for the partial rental month shall be prorated on a per diem basis on the first Annual Rent payment and shall be paid by Tenant to Landlord for such month.


    (d)  Percentage Rent.

      In addition to the Interim Rent and Annual Rent set forth above, Tenant shall pay, as additional Rent, percentage rent ("Percentage Rent") as follows: Within thirty (30) calendar days after the expiration of each Lease Year, Tenant shall pay, in one lump sum, an amount equal to
(i) five percent (5%) multiplied by Tenant's Gross Sales (as hereinafter defined) for the Lease Year then ended, minus
(ii) the Annual Rent payable for such Lease Year. At such time, Tenant shall also furnish Landlord a sworn statement showing the Gross Sales made by Tenant during such Lease Year then ended.

           (i) Inspection of Records. Landlord or its duly authorized representatives may on regular business days within reasonable office hours, inspect Tenant's records of Gross Sales and deductions made in the Premises, either at the Premises or elsewhere as reasonably designated by Tenant, provided such inspection is commenced within thirty-six (36) months after a statement of Gross Sales is furnished to Landlord by Tenant or should have been delivered and is limited to the period covered by such statement. Any claim by Landlord for revision of any statement of Gross Sales or for additional Percentage Rent must be made in writing to Tenant within thirty-six (36) months after the date such statement of Gross Sales is mailed to Landlord, or within thirty (30) days following completion of its inspection, otherwise it shall be deemed waived by Landlord.

             (ii) Reporting Errors. If Landlord inspects Tenant's records as permitted by this Rent Addendum and if such inspection shows an error(s) in the statements submitted by Tenant which results in an understatement of Gross Sales by more than three percent (3%), then in addition to paying the Percentage Rent due, Tenant shall pay Landlord the reasonable cost of such inspection. In the event such inspection shows an overstatement of Gross Sales, then Landlord shall refund such overpayment to Tenant.

            (iii) Sales and Other Financial Reports. In addition to the above annual sworn statement of Gross Sales, Tenant shall provide Landlord with (i) monthly reports of its sales at the Premises within ten (10) days following the last day of each of Tenant's monthly accounting periods, together with a copy of all reports submitted to its franchisor, (ii) quarterly sales tax reports for sales at the Premises within ten (10) days of the date such reports are submitted by Seller/Lessee to the applicable governmental authorities, and (iii) Tenant and each guarantor shall provide unaudited year end financial statements including operating statements and balance sheets and federal income tax returns within ten (10) days after they are generated for Tenant or such guarantor. Further, Tenant hereby authorizes its franchisor to release to Landlord any and all inspection reports issued by franchisor to Tenant relating to the Premises.

             (iv) Gross Sales/Sales Tax Defined. As used in this Rent Addendum, the term "Gross Sales" shall mean the gross amount charged for all sales or services made from the Premises by Tenant, for cash or credit, paid or unpaid, less any sales taxes, returns, exchanges, allowances, discounts, employee meals, and excluding sales of Tenant's Property or Tenant's leasehold interest. Gross Sales shall include, without limitation, gross Rents or other amounts received by Tenant from the licensees or concessionaires owning and operating coin operated machines and devices, such as cigarette machines, but not the amount taken in by such machines or devices. The term "sales tax" shall mean taxes which by law (1) are not imposed on Tenant or any other party prior to sale at retail by Tenant, but (2) are imposed on purchasers from Tenant at retail and collectible by Tenant from such purchasers.

    (e)  Sales/Use Tax.

     Tenant shall also pay to Landlord any sales and use tax imposed on any Rents payable hereunder from time to time by state law or any other governmental entity, which sums are due monthly as to monthly rental payments and annually as to Percentage Rent on the due date of the rent payment under this Lease.

    (f)  Late Charges.

      In the event any installment of rent due hereunder (including Interim Rent, Annual Rent and Percentage Rent) is not received by Landlord within ten (10) days of its respective due date, there shall be an automatic late charge due to Landlord from Tenant in the amount of five percent (5%) of such delinquent installment of rent. All such late charges due hereunder shall be deemed additional Rent, and are not penalties but rather are charges attributable to administrative and collection costs arising out of such delinquency. In addition to such late charge, in the event Landlord does not receive Rent when due hereunder, interest at the rate of the maximum rate allowable by law shall be due and payable with respect to such payment from the due date thereof until Landlord receives such payment.

    (g)  Payments of Rents.

      Except as provided in the following sentence, all Rent payments shall be made by check payable to the order of Landlord and shall be sent to 400 East South Street, Suite 500, Orlando, Florida 32801, or to such other place or places as Landlord or its successors or assigns, respectively, may from time to time designate in writing. In the event Tenant is late in the payment of Interim, Annual or Percentage Rent on three (3) or more occasions, and if Landlord shall so request, Tenant shall establish arrangements whereby Rent is transferred by wire or other means directly from Tenant's bank account to such account as Landlord may designate.

    (h)  No Abatement.

      Unless otherwise stated in the Lease, no abatement, offset, diminution or reduction (a) of Rent, charges or other compensation, or (b) of Tenant's other obligations under this Lease shall be allowed to Tenant or any person claiming under Tenant, under any circumstances or for any reason whatsoever.


Initialed for Identification:




By Landlord                            By Tenant