Form 10-K
period 1996-12-31
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1997-04-01
CIK 784539

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------


                                    FORM 10-K

(Mark One)
            (x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended January 1, 1997

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

                          Common Stock, $.01 Par Value
                                (Title of Class)
                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES (X)     NO__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                   YES__       NO (X)

As of March 7, 1997, 10,954,960 shares of Common Stock of the registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on March 7, 1997, as reported in The Wall Street Journal) held by non-affiliates of the registrant was approximately $10,758,319.

                       Documents Incorporated by Reference
  Portions of the registrant's 1996 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I



ITEM 1.   BUSINESS


General


     Family Steak Houses of Florida, Inc. ("Family" or the "Company"), is the sole franchisee of Ryan's Family Steak House restaurants ("Ryan's restaurants") in the State of Florida.

     The Company's first Ryan's restaurant was opened in Jacksonville, Florida, in May 1982. As of January 1, 1997, the Company operated 25 Ryan's restaurants in Florida, including nine in north Florida and sixteen in central and west Florida.

     A Ryan's restaurant is a family-oriented restaurant serving high-quality, reasonably-priced food in a casual atmosphere with server-assisted service. Ryan's restaurants serve lunch and dinner seven days a week and offer a variety of charbroiled entrees, including various cuts of beef, chicken, and seafood. Most of the restaurants serve a brunch on weekends only. Each restaurant features a diverse selection of items from either a series of "scatter bars" or a 65-foot, self-service, all-you-can-eat Mega Bartm, and a separate fresh bakery and dessert bar. In addition to traditional salad bar items, the scatter bars or Mega Barstm offer hot meats, pre-made salads, soups, baked potatoes with toppings, cheeses and a variety of vegetables.

     The Company believes that its operating strategy of selling top-quality meals at reasonable prices, at food costs to the Company which are higher than the industry average, creates a perception of value to its customers.

     The Company operates its Ryan's restaurants under a Franchise Agreement with Ryan's Family Steak Houses, Inc., ("Ryan's", or the "Franchisor") which grants the Company the right to operate Ryan's Family Steak House restaurants throughout North and Central Florida.


Company History

     The Company was formed by the combination, effective February 1986, of six limited partnerships, each of which owned and operated a Ryan's restaurant franchise. In April 1986, the Company issued 4,266,000 shares of its common stock in exchange for the assets and liabilities of the predecessor partnerships and 1,134,000 shares of its common stock to Eddie L. Ervin, Jr., in consideration for Mr. Ervin assigning to the Company all of his rights under the Franchise Agreement, as defined below. The Company completed its initial public offering of 4,500,000 shares of its common stock in 1986 resulting in net proceeds to the Company of approximately $4,145,000.

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

     In 1996, the Company and the Franchisor amended the Franchise Agreement. The amended agreement requires the Company to pay a royalty fee of 3.0% through December 2001 and 4.0% thereafter on the gross receipts of each Ryan's Family Steak House restaurant. Total royalty fee expenses were $1,138,600, $1,263,200, and $1,561,100 for the years ended January 1, 1997, January 3, 1996 and December 28, 1994, respectively.

     The Franchise Agreement requires the Company to operate a minimum number of Ryan's restaurants on December 31 of each year. Failure to operate the minimum number could result in the loss of exclusivity rights to the Ryan's concept in the Company's Florida territory. The following schedule outlines the number of Ryan's restaurants required to be operated by the Company on December 31 of each year under the Franchise Agreement:

                                           Number of
                                     Restaurants Required to
End of Fiscal Year                       be in Operation
------------------                       ---------------

1997                                           25
1998                                           26
1999                                           27
2000                                           28
2001 and subsequent years         Increases by one each year

     Prior to July 1994, the Company held exclusive franchise rights to build Ryan's restaurants in the State of Florida, with the exception of Panama City, Florida and Escambia County, Florida, where the Franchisor has the right to operate Ryan's restaurants. In July 1994 the Company relinquished the franchise rights to most counties in northwest Florida and south Florida in exchange for forgiveness of $500,000 in past due royalty fees. The Company has the right to repurchase the exclusive franchise rights to these counties for $500,000 at any time prior to June 30, 1998. In addition, the Franchisor agreed not to develop any Ryan's restaurants in the south Florida territory prior to June 30, 1996. Ryan's has not developed any restaurants in Florida as of March 13, 1997.

     In July 1994, the Company executed and delivered a note to the Franchisor for payment of $800,000 in past due royalty fees. (See Note 5 to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders).

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


Operations of Ryan's Restaurants


     Format. As of March 5, 1997, 24 of the Company's Ryan's Restaurants are located in free-standing buildings which vary in size from 7,500 to 12,000 square feet. One of the Company's Ryan's restaurants is located in a mall. Each restaurant is constructed of brick or stucco walls, interior and exterior, with exposed woodwork. The interior of each Ryan's restaurant contains a dining room, a customer ordering area, and a kitchen. The dining rooms seat a total of between 270 and 500 persons and highlight centrally located, illuminated scatter bars or Mega Bars[tm] and a fresh bakery bar. Each Ryan's restaurant has parking for approximately 100 to 175 cars on lots of overall size of approximately 50,000 to 70,000 square feet.

     The Ryan's restaurants operate seven days a week. Typical hours of operation are from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m., Friday and Saturday. Restaurants that open for brunch open at 8:00 a.m. Saturday and Sunday. In a Ryan's restaurant, the customer enters the restaurant, orders from the menu, and then enters the dining room. Beverages are brought to the table by servers. Entrees are cooked to order. The customer ordering the salad bar is given unlimited access to the scatter bars or Mega Barstm and the bakery dessert bar. Customers receive table service of the entree and beverage refills. For the year ended January 1, 1997, the average weekly customer count per restaurant was approximately 5,200 and the average cost of a meal, with beverage, was approximately $5.90.

     Restaurant Management and Supervision. The Company manages the Ryan's restaurants pursuant to a standardized operating and control system together with comprehensive recruiting and training of personnel to maintain food and service quality. In each Ryan's restaurant, the management group consists of a general manager, a manager and one to three assistant managers, depending on sales volume. The Company requires at least two members of the management group on duty during all peak serving periods. Management- level personnel usually begin employment at the manager trainee or assistant manager level, depending on prior restaurant management experience. All new management-level personnel must complete the Company's six-week training period prior to being placed in a management position.

     Each restaurant management group reports to a supervisor. Presently, the supervisors each oversee the operations of six to seven restaurants. The supervisors report directly to the Vice President of Operations. Communication and support from all departments in the Company are designed to assist the supervisors in responding promptly to local problems and opportunities.

     All restaurant managers and supervisors participate in incentive programs based upon the profitability of their restaurants and upon the achievement of certain pre-set goals. The Company believes these incentive programs enable it to operate more efficiently and to attract qualified managers.

     Purchasing, Quality and Cost Control. The Company has a centralized purchase control program which is designed to ensure uniform product quality in all restaurants. The program also helps to maintain reduced food, beverage, and supply costs. The Company purchases approximately 90% of the products used by the Company's restaurants through the centralized purchase control program. USDA choice grain-fed beef, the Company's primary commodity, is closely monitored by the Company for advantageous purchasing and quality control. The Company purchases beef through various producers and brokers both on a contract basis and on a spot basis. Beef and other products are generally delivered directly to the restaurants three times weekly, except for fresh produce, which is delivered three to five times per week. The Company believes that satisfactory sources of supply are available for all the items it regularly uses.

     The Franchise Agreement requires that all suppliers to Ryan's restaurants are subject to approval by the Franchisor. Through its relationship with the Franchisor, the Company has obtained favorable pricing on the purchase of food products from several suppliers. In June 1995, the Company renewed its agreement with Kraft Foodservice, Inc. to serve as its primary supplier. Kraft was subsequently purchased by Alliant Foodservice, Inc. The Alliant agreement has a five-year term and is cancellable at any time with 60 days notice.

     The Company maintains centralized financial and accounting controls for its restaurants. On a daily basis, restaurant managers forward customer counts, sales information and supplier invoices to Company headquarters. On a weekly basis, restaurant managers forward summarized sales reports and payroll data. Physical inventories of all food and supply items are taken weekly, and meat is inventoried daily.



Development

     General. The Company operated 25 Ryan's restaurants as of March 5, 1997.

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

     Management of New Restaurants. When a new Ryan's restaurant is opened, the principal restaurant management positions are staffed with personnel who have prior experience in a management position at another of the Company's restaurants and who have undergone special training. Prior to opening, all staff personnel at the new location undergo one week of intensive training conducted by a training team. Such training includes preopening drills in which test meals are served to the invited public. Both the staff at the new location and personnel experienced in store openings at other locations participate in the training and drills.



Joint Venture

     In December 1994, the Company formed a new subsidiary, Family Steak JV, Inc. which acquired a 50% ownership in a Florida limited liability company, Cross Creek Barbeque, L.C. ("Cross Creek"), for the purpose of opening a new restaurant. The Company contributed certain furnishings, fixtures, and equipment owned by its Wrangler's Roadhouse, Inc. subsidiary ("Wrangler's") to Cross Creek and the other 50% owner of Cross Creek contributed the cash necessary to remodel and open the new Cross Creek restaurant. As a result of unsatisfactory operational performance, the Company sold its interest in the Cross Creek restaurant in July 1995. Wrangler's leased the land and building to Cross Creek until May 1996, when it sold them at a gain of approximately $5,000.

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

     The amount of new competition near Company restaurants increased significantly in 1996, and is expected to continue to increase in 1997. The increased competition had a significant negative impact on sales in 1996. Management has developed a plan to attempt to reduce the negative impact on sales from new competition in 1997, but there can be no assurance that sales trends will improve. In addition, the Franchisor has the right to operate restaurants in several other west Florida and south Florida counties.

Employees

     As of January 1, 1997, the Company employed approximately 1,400 persons, of whom approximately 50% are considered by management as part-time employees. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

Executive Officers

     The following persons were executive officers of the Company effective January 1, 1997:

     Lewis E. Christman, Jr., age 77, has been President and Chief Executive Officer of the Company since April 1994. Mr. Christman was hired as a consultant to oversee and direct the Company's purchasing program in January 1994 and has been a Director of the Company since May 1993. In addition, Mr. Christman serves as President of each of the Company's subsidiaries. Mr. Christman has been a partner in East Coast Marketing since 1990. From 1979 to 1989, Mr. Christman served as Chairman of the Board of Neptune Marketing, Inc., a food brokerage company.

     Edward B. Alexander, age 38, has been Vice President of Finance since December 1996, and was Secretary and Treasurer of the Company from November 1990 to December 1996. In addition, Mr. Alexander was appointed to the Board of Directors in May 1996, and serves as Secretary of each of the Company's subsidiaries. Mr. Alexander served as controller of the Company from January 1989 to April 1990. From April 1985 until December 1988, Mr. Alexander was employed as controller for Mac Papers, Inc., a wholesale paper products distributor. Prior to April 1985, Mr. Alexander served as a senior accountant for the accounting firm of Touche Ross & Co.

     Michael  J.  Walters,  age 34,  has been  Secretary  of the  Company  since
December 1996. Mr. Walters has served as Controller of the Company since September 1990. From May 1987 to September 1990, Mr. Walters was employed as an accountant for the accounting firm of Deloitte & Touche.


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

     In December 1996, the Company entered into a Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs eighteen Promissory Notes payable to FFCA. Each note is secured by a mortgage on a Company restaurant property with a total outstanding principal balance of $15,360,000 as of January 1, 1997. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages.

     The Company used the proceeds of the Promissory Notes to retire its notes with Cerberus Partners, L.P. and its loan with the Daiwa Bank Limited and SouthTrust Bank of Alabama, N.A. The Company realized a discount on the retirement of the Cerberus notes, which was partially offset by unamortized debt issuance costs. The resulting gain of $348,500 net of income taxes, has been accounted for as an extraordinary item. In addition, the Company retired Warrants for 1,050,000 shares of the Company's common stock previously held by Cerberus. Cerberus continues to hold Warrants to purchase 700,000 shares of the Company's common stock at an exercise price of $.40 per share.

     Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it may borrow up to an additional $4,640,000 in 1997. This additional financing would be evidenced by four additional Promissory Notes secured by mortgage on four Company restaurant properties. The terms and interest rate of this loan agreement are identical to the loan agreement described above.

Seasonality

     The  Company's  operations  are  subject  to  some  seasonal  fluctuations.
Revenues per restaurant generally increase from January through April and decline from September through December.

Research

     The Company relies primarily on the Franchisor to maintain ongoing research programs relating to the development of new products and evaluation of marketing activities. Although research and development activities are important to the Company, no expenditures for research and development have been incurred by the Company.

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




ITEM 2.  PROPERTIES

     Location                 Date Opened
     --------                 -----------

     Jacksonville            May       1982
     Jacksonville            May       1983
     Jacksonville            November  1983
     Orange Park             May       1984
     Jacksonville            May       1985
     Jacksonville            July      1985
     Ocala                   September 1986
     Neptune Beach           November  1986
     Lakeland                February  1987
     Lakeland                March     1987
     Winter Haven            August    1987
     Apopka                  September 1987
     Gainesville             December  1987
     Hudson                  February  1988
     New Port Richey         May       1988
     Tampa                   June      1988
     Tallahassee             August    1988
     Daytona Beach           September 1988
     Tampa                   November  1988
     Orlando                 January   1989
     Orlando                 February  1989
     Clearwater              August    1989
     Melbourne               November  1989
     Lake City               March     1991
     Brooksville             January   1997

     As of March 5, 1997, the Company operated 25 Ryan's restaurants. The specific rate at which the Company is able to open new restaurants will be determined by its ability to locate suitable sites on satisfactory terms, raise the necessary capital, secure appropriate governmental permits and approvals and recruit and train management personnel.

     As of January 1, 1997, the Company owned the real property on which 22 of its restaurants were located. Eighteen of these properties were subject to mortgages securing the FFCA Notes.

     The Company leases the real property on which three of its restaurants are located. Those restaurants are located in Jacksonville, Florida, Clearwater, Florida and Brooksville, Florida.

     The executive offices of the Company, consisting of approximately 3,500 square feet, are leased at a monthly rental rate of $2,680, plus sales tax, from Barbara Smith, the wife of the late William Stanley Smith, Jr., a former officer and director of the Company. The Company paid $34,254 in rental payments to Mr. and Mrs. Smith in fiscal year 1996.

     The Company currently leases 2,800 square feet of mixed warehouse and office space from Eddie L. Ervin, Jr., a former officer and director of the Company. The aggregate monthly payment due is approximately $1,495, plus sales tax. The Company paid $20,065 in rental payments to Mr. Ervin in fiscal year 1996.



ITEM 3.  LEGAL PROCEEDINGS

       The Company is subject to various pending legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate disposition of these claims and litigation will not have material adverse effect on the financial position or results of operations of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The  information  contained  under the caption  "Common  Stock Data" in the
Company's  1996  Annual  Report  to  Shareholders  is  incorporated   herein  by
reference.



ITEM 6.   SELECTED FINANCIAL DATA

     The information contained under the caption "Five-Year Financial Summary" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants as contained in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors contained under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 1, 1997, is incorporated herein by reference.

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

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the 1996 fiscal year, all filing requirements applicable to its officers, directors, and greater-than-10% beneficial owners were complied with on a timely basis, except as set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 1, 1997, which is incorporated herein by reference.

     The information regarding executive officers is set forth in Item 1 of this report under the caption "Executive Officers."



ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Pay" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 1, 1997, is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 1, 1997, is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 1, 1997, is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

(a)1. The financial statements listed below are filed with this report on Form 10-K or are incorporated herein by reference from the Company's 1996 Annual Report to Shareholders. With the exception of the pages listed below, the 1996 Annual Report to Shareholders is not deemed "filed" as a part of this report on Form 10-K.

                                                      Page
                                                    Reference
                                                    ---------
                                             Form                  1996
                                             10-K              Annual Report
                                             ----              -------------

Consent of Independent Certified
  Public Accountants                         F-1
Independent Auditors' Report                                        24
Consolidated Statements of Operations                               10
Consolidated Balance Sheets                                         11
Consolidated Statements of Share-
  holders' Equity                                                   12
Consolidated Statements of Cash Flows                               13
Notes to Consolidated Financial
  Statements                                                        14


(a)2. No financial statement schedules have been included since the required information is not applicable or the information required is included in the financial statements or the notes thereto.

(a)3. The following exhibits are filed as part of this report on Form 10-K, and this list comprises the Exhibit Index.

     No.  Exhibit
     ---  ----------------------------------------------------------------------
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

     3.05 Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company's Form 8-A, filed with the Commission on March 19, 1997, is incorporated herein by reference.)

     3.06 Shareholder Rights Agreement, dated March 19, 1997, by and between Family Steak Houses of Florida, Inc. and Chase Mellon Shareholder Services, LLC (Exhibit 1 to the Company's Form 8- A, filed with the Commission on March 19, 1997, is incorporated herein by reference.)

     3.07 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3 to the Company's Form 8-A, is incorporated herein by reference.)

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

    10.04 Amended and Restated Warrant to Purchase Shares of Common Stock, void after October 1, 2003, which represents warrants issued to The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company, (subsequently transferred to Cerberus Partners, L.P.) (Exhibit 10.07 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

    10.05 Warrant to Purchase Shares of Common Stock, void after October 1, 2003, which represents warrants issued to The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company. (subsequently transferred to Cerberus Partners, L.P.) (Exhibit 10.08 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

    10.06 Lease dated March 1, 1994 between the Company and Eddie L. Ervin, Jr., for corporate office and warehouse space in Neptune Beach, Florida. (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

    10.07 Lease dated March 1, 1994 between the Company and William Stanley Smith, Jr., for executive offices in Neptune Beach, Florida. (Exhibit
          10.16 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

    10.08 Amendment of Franchise Agreement between Ryan's Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

    10.09 Agreement between the Company and Kraft Foodservice, Inc., as the Company's primary food product distribution. (Exhibit 10.06 to the Company's Annual Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

    10.10 Employment agreement between the Company and Edward B. Alexander, dated as of October 1, 1996. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996, is incorporated herein by reference).

    10.11 Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference).

    10.12 Construction Addendum between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference).

    10.13 Rent Addendum to Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference).

    10.14 Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated October 3, 1996.

    10.15 Employment agreement between the Company and Lewis E. Christman, Jr., dated as of December 30, 1996. (Exhibit 2 to the Company's Schedule 14D-9, filed with the Commission on March 19, 1997 is hereby incorporated by reference.)

    10.16 Consulting agreement between the Company and Robert J. Martin, dated as of January 8, 1997. (Exhibit 4 to the Company's Schedule 14D-9, filed with the Commission on March 19, 1997 is hereby incorporated by reference.)

    10.17 $15.36m  Loan  Agreement,   between  the  Company  and  FFCA  Mortgage
          Corporation, dated December 18, 1996.

    10.18 $4.64m  Loan   Agreement,   between  the  Company  and  FFCA  Mortgage
          Corporation, dated December 18, 1996.

    10.19 Form of Promissory Note between the Company and FFCA Mortgage Corporation, dated December 18, 1996.

    10.20 Form of Mortgage between the Company and FFCA Mortgage Corporation, dated December 18, 1996 (Exhibit 5 to the Company's Schedule 14D-9, filed with the Commission on March 19, 1997 is hereby incorporated by reference.)

    10.21 Form of Environmental Agreement between the Company and FFCA Mortgage Corporation, dated March 18, 1996.

    13.01 1996 Annual Report to Shareholders.

    21.01 Family Rustic Investments, Inc., a Florida corporation, Steak House Construction Corporation, a Florida corporation, Wrangler's Roadhouse, Inc., a Florida corporation and Steak House Realty Corporation, a Florida corporation, are wholly owned subsidiaries of the Company.

    23.0l Consent  of  Independent  Certified  Public  Accountants  - Deloitte &
          Touche LLP.

    27.00 Financial data schedules (electronic filing only).


(b)  None.

(c) See (a)3. above for a list of all exhibits filed herewith and the Exhibit Index.

(d)  None.

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' CONSENT


We consent to the incorporation by reference in this Annual Report of Family Steak Houses of Florida, Inc. on Form 10-K of our report dated February 27, 1997, appearing in the 1996 Annual Report to Shareholders of Family Steak Houses of Florida, Inc.

We additionally consent to the incorporation by reference in Registration Statement No. 33-11684 pertaining to the 1986 Employee Incentive Stock Option Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 27, 1997 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended January 1, 1997.

We further consent to the incorporation by reference in Registration Statement No. 33-12556 pertaining to the 1986 Stock Option Plan for Non-Employee Directors of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 27, 1997 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended January 1, 1997.

We further consent to the incorporation by reference in Registration Statement No. 33-62101 pertaining to the 1996 Long Term Incentive Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 27, 1997 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended January 1, 1997.





Deloitte & Touche LLP


Jacksonville, Florida
March 25, 1997

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FAMILY STEAK HOUSES OF FLORIDA, INC.


Date:   March 26, 1997                     BY: /s/ Lewis E. Christman, Jr.
                                               ---------------------------
                                              Lewis E. Christman, Jr., President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                          Title                          Date
---------                          -----                          ----


/s/ Lewis E. Christman, Jr.        President (Principal           March 26, 1997
Lewis E. Christman, Jr.            Executive Officer
                                   and Director)


/s/ Edward B. Alexander            Vice President and Director    March 26, 1997
Edward B. Alexander                (Principal Financial and
                                   Accounting Officer)


/s/ Robert J. Martin               Director                       March 26, 1997
Robert J. Martin


/s/ Michael J. Walters             Controller                     March 26, 1997
Michael J. Walters


/s/ Joseph M. Glickstein, Jr.      Director                       March 26, 1997
Joseph M. Glickstein, Jr.


/s/ Richard M. Gray                Director                       March 26, 1997
Richard M. Gray