Form 10-K/A
period 1997-01-01
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1997-04-30
CIK 784539

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                  FORM 10-K/A

           (Mark One)

             (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE
                               OCTOBER 7, 1996)
                   For the fiscal year ended January 1, 1997

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

                               YES X  NO
                                  ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               YES    NO X
                                  ---   ---

As of March 7, 1997, 10,954,960 shares of Common stock of the registrant were outstanding. The aggregate market value of such voting Common stock (based upon the closing sale price of the registrant's Common stock on the NASDAQ National Market System on March 7, 1997, as reported in The Wall Street Journal) held by non-affiliates of the registrant was approximately $10,758,319.

Documents Incorporated by Reference   - None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding executive officers is set forth in Item 1 of the Form 10k filed on April 1, 1997, under the caption "Executive Officers." Each of the Director nominees listed below is presently serving as a director of the Company. Mr. Christman was appointed in February 1993 and elected by the shareholders at the 1993 annual meeting. Directors Gray and Glickstein were appointed in June 1994 and elected by the shareholders in August 1994. Director Martin was elected by the shareholders in June 1995. Mr. Alexander was appointed to the Board in July 1996.


Name                                        Business Experience and Age
Lewis E.Christman, Jr.                      President & CEO of the Company
                                            April 1994. Purchasing consultant to the
                                            Company from January 1994 to March 1994.
                                            Partner, East Coast Marketing since 1990;
                                            Chairman of the Board of Neptune Marketing
                                            Inc. (food broker) from 1979 to 1989.  Age 77.

Joseph M. Glickstein, Jr.                   Partner, Glickstein & Glickstein, law firm since
                                            1950. Age 70.

Richard M. Gray                             Partner, Gray & Kelley, CPAs, since 1973.
                                            President & Director of Universal Marion Corp.
                                            since 1973.  Age 65.

Robert J. Martin                            Consultant to the Company since January 1997.
                                            Vice President of the Company from     April 1994
                                            to January 1997. Vice- President of Steak House
                                            Construction  Corporation, the Company's wholly
                                            owned construction subsidiary,   since 1981. Age 68.

Edward B. Alexander                         Vice President of Finance of the Company since December
                                            1996.  Secretary/Treasurer of the Company  from
                                            November 1990 to December 1996, Controller of the Company from
                                            January 1989 to April 1990. Age 38.



         There are no family relationships between any of the nominees and executive officers of the Company. There are no arrangements or understandings between any director and any other person pursuant to which any of the nominees has been nominated.

SECTION 16(a) Beneficial Ownership Reporting Compliance
         Securities and Exchange Commission Rules under Section 16(a) of the Securities Exchange Act of 1934 require the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, (the "Commission") and the National Association of Securities Dealers and to furnish the Company with copies of all
Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the 1996 fiscal year, all filing requirements applicable to its officers, directors, and greater-than-10% beneficial owners were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE PAY

         The summary compensation table below sets forth a summary of the compensation earned by the Company's chief executive officers from 1994 to 1996 (each a "Named Executive".) No disclosure of compensation paid to other executive officers is required as the total salary and bonus paid to such executive officers does not exceed the reporting threshold of $100,000.


                          SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                                              Compensation
                                                  Annual Compensation         ============
                                              ============================    Securities
                                                            Other Annual      Underlying         All Other
Name and Principal Position          Year    Salary($)(1)   Compensation(2)   Options # (3)      Compensation($)(4)
---------------------------          ----    ------------   ---------------   -------------      ------------------
Lewis E. Christman, Jr.              1996      $130,000          -0-             -0-                 $1,625
President & CEO                      1995       109,538        $20,000         200,000                 $488
                                     1994        63,794          -0-            20,409                   -

George F. Staudter                   1994       $38,654          -0-             -0-                $20,000
President & CEO,
December 1993 to April 1994.


Explanation of Columns:

(1)  Salary:  Total base salary paid during the year.

(2) Other Annual Compensation: Specific forms of cash and non-cash compensation paid, awarded or earned not properly categorized as salary or bonus and designated as Other Annual Compensation under the rules and regulations of the Commission. The value of all personal benefits and perquisites received by the Named Executives was less than the required reporting threshold, except for an automobile allowance of $20,000 paid to Mr. Christman in 1995. This automobile allowance is paid every other year under the terms of Mr. Christman's Employment Agreement.

(3) Securities Underlying Options: Number of shares of
Common stock underlying grants of options made during the year.

4) All Other Compensation: All other compensation that does not fall under any of the aforementioned categories. Amounts shown include $20,000 as severance payment to Mr. Staudter upon his resignation, and contributions of $1,625 and $488 to the Company's 401(k) Plan on behalf of Mr. Christman to match a portion of his deferred contributions in 1996 and 1995, respectively.

OPTION EXERCISES AND YEAR-END OPTION VALUE

THE FOLLOWING TABLE SETS FORTH INFORMATION CONCERNING THE NUMBER AND VALUE OF UNEXERCISED

OPTIONS TO PURCHASE THE COMPANY'S COMMON STOCK HELD BY THE NAMED EXECUTIVE AT FISCAL YEAR END.


                  Aggregated Option Exercises in Last Fiscal
                       Year, and Year-End Option Value

                                                              Number of
                                                              Securities            Value of
                                                              Underlying            Unexercised
                                                              Unexercised           In-the-Money
                                    Shares                    Options at Fiscal     Options at Fiscal
                                    Acquired                  Year-End (#)          Year-End ($)
                                    On exercise  Value        -----------------     -----------------
                                    In 1996      Realized     Unexercisable/        Unexerisable/
Name                                (#)          ($)          Exercisable           Exercisable
======================              ==========  =========     =================     =================

Lewis E. Christman, Jr.             --          --            100,000/100,000       22,500/22,500


1) Market value of underlying securities at year end ($.625 at December 31, 1996, the last trading day of the Company's fiscal year), minus the exercise price of $.40.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Christman, the Company's Chief Executive Officer, served as a member of the Executive Compensation Committee in 1996. He does not participate in any discussions or decisions regarding his own compensation.

DIRECTOR COMPENSATION

         Three of the five director nominees are not employees of the Company. In order to attract and retain highly qualified independent directors through an investment interest in the Company's future success, the Company enacted in l985 a non-qualified Stock Option Plan for Non-Employee Directors (the "Director's Plan").

         Each director eligible under the Directors Plan annually receives an option to purchase 9,000 shares of Common stock. Typically options are granted on the first business day of each calendar year, at an option exercise price per share equivalent to a price such that the aggregate fair market value on the date of grant for all shares subject to the options exceeds the aggregate option exercise price by the amount of $l0,000. Options granted under the Director's Plan are immediately exercisable and expire five years from the date of grant.

         On January 1, 1997 options were granted to Directors Gray and Glickstein for the purchase of 9,000 shares each at a purchase price of $.01 per share. Since the price of the stock was $.5938 on January 2, 1997, the Company granted an additional 8,130 shares to each eligible director at a purchase price of $.01 per share so that the market value of all options granted in 1997 exceeded the option exercise price by $10,000.

         Directors who are full-time employees of the Company receive $100 for each Board of Directors meeting attended. Directors who are not employees of the Company receive a fee of $500 for each Board of Directors meeting attended. No fees are awarded directors for attendance at meetings of the Audit or Executive Compensation Committees of the Board of Directors.

         The Company has entered into a one-year consulting agreement with Mr. Martin, a director of the Company, in connection with his retirement as an officer of the Company, for a retainer of $13,500 and continued medical and other insurance benefits. Under the consulting agreement, Mr. Martin also agreed not to take certain actions to compete with the Company or to interfere with its business relationships for a period of two years after termination of the consulting agreement. If the consulting agreement is terminated by the Company "without cause" (as defined in such agreement), the Company must pay the balance of any consulting fee for the remaining term of the agreement.

EMPLOYMENT AGREEMENTS

         In December 1996, the Company extended until June 19, 1998 its employment agreement with Lewis E. Christman, Jr., providing for continued base compensation of $130,000 per year, in addition to medical, disability and other benefits in accordance with Company policy, such stock options as may be granted by the Board of Directors from time to time and a bi-annual automobile allowance. The agreement further provides that Mr. Christman will be entitled to receive, in a lump sum, the salary due for the remaining term of the agreement upon the Company's termination of his employment "without cause" (as defined in such agreement).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

                                         Common Stock
                                      Beneficially Owned       Percent
                                             As of               of
Name                                   April 15,1997 (1)       Class(2)
----                                  ------------------       --------

Lewis E.Christman, Jr.                    111,409               1.00%

Joseph M. Glickstein, Jr.                  60,059                .54%

Richard M. Gray                            60,059                .54%

Robert J. Martin                          105,614 (3)            .95%

Edward B. Alexander                        94,500                .65%

(1) Included in such beneficial ownership are shares of common stock issuable upon the exercise of certain options exercisable immediately or within sixty
(60) days of March 6, 1997, as follows: Lewis E. Christman, Jr., 100,000 shares; Robert J. Martin, 53,000 shares; Edward B. Alexander, 82,000 shares.

(2) The percentages represent the total of the shares listed in the adjacent column divided by the issued and outstanding shares of common stock as of April 15, 1997, plus any stock options or warrants exercisable by such person within 60 days following April 15, 1997.

(3) Includes 5,800 shares owned by the spouse of Mr. Martin.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND OF MANAGEMENT AS A GROUP

         The table set forth below presents certain information regarding beneficial ownership of the Company's common stock (the Company's only voting security), as of April 15, 1997, by (i) each shareholder known to the Company to own, or have the right to acquire within sixty (60) days, more than five percent (5%) of the common stock outstanding and (ii) all officers and director nominees of the Company as a group. The shares of common stock beneficially owned by each director nominee are shown in the foregoing table.


                                     Amount of Common
Name and Address of                 Stock Beneficially                         Percent of
Beneficial Owner                          Owned                                  Class
----------------                    ------------------                         ----------
Heartland Advisors, Inc.                  900,000 (1)                           8.2%
790 N. Milwaukee Street
Milwaukee, WI  53202

Cerberus Partners, L.P.                   700,000 (2)                           6.0%
950 Third Ave., 20th Floor
New York, New York 10022

Bisco Industries, Inc.                    739,790 (3)                           6.7%
704 W. Southern Avenue
Orange, CA  92865

All Officers and Director                 458,891 (4)                           4.1%
Nominees as a Group
 (6 Persons)


(1) Based on information contained in a Schedule 13G filed with the Commission as of February 12, 1997, Heartland Advisors, Inc. claimed sole voting and dispositive power with respect to all 900,000 shares of the common stock.

(2) Represents shares of common stock issuable upon the exercise of certain stock purchase warrants issued October 1, 1988 and March 14, 1995, pursuant to which the holders thereof have the right to purchase an aggregate of up to 700,000 shares for $.40 per share. None of such shares are outstanding.

(3) Based on information set forth in the Preliminary Proxy Statement filed with the Commission on April 15, 1997, Bisco Industries, Inc. ("Bisco") owns 126,300 shares; Glen F. Ceiley, President and a director of Bisco, owns 95,300 shares, individually; the Bisco Industries Profit Sharing and
    Savings Plan (the "Bisco Plan") owns 518,190 shares. The amount does not include 15,000 shares owned individually by Stephen Catanzaro, an executive officer of Bisco. According to the Schedule 13D of Mr. Ceiley as amended on January 16, 1997, Mr. Ceiley has the sole power to vote and dispose of the shares of common stock he owns individually and the power to vote and to dispose of the shares owned by Bisco and the Bisco Plan.

(4) Includes an aggregate 262,250 of shares of common stock which certain of the Company's executive officers and directors have the right to acquire immediately or within sixty days (60) upon the exercise of certain options granted pursuant to the Company's various stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Director Glickstein is a partner with the law firm of Glickstein & Glickstein, P.A. which has been retained by the Company in fiscal year 1996 and may be retained to provide legal advice to the Company from time to time in the future.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FAMILY STEAK HOUSES OF FLORIDA, INC.

Date:   April 30, 1997                   BY: /s/ Lewis E. Christman, Jr.
                                             ---------------------------
                                             Lewis E. Christman, Jr., President