Form 10-Q
period 1997-04-07
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1997-05-16
CIK 784539

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended April 2, 1997

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

                       Yes  X      No_____


   Title of each class          Number of shares outstanding

      Common Stock                       11,030,000
       $.01 par value                   As of May 7, 1997
              FAMILY STEAK HOUSES OF FLORIDA, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 2, 1997

                           (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the thirteen week period ended April 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1997.

The consolidated financial statements include the accounts of the
Company and  its  wholly-owned  subsidiaries.    All  significant
intercompany  profits,   transactions  and   balances  have  been
eliminated.

Note 2.  Earnings Per Share

Earnings per share for the thirteen weeks ended April 2, 1997 and April 3, 1996 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option and stock warrants.

SFAS No. 128 Required Disclosure

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which will require the Company to disclose Basic and Diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company will adopt SFAS 128 for the fiscal year ended December 31, 1997. Application of this statement in the first quarter of 1997 would have no material effect on earnings per share as reported in the financial statements.




Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended April 2, 1997 versus April 2, 1996

     The Company experienced an increase in total sales during the first thirteen weeks of 1997 compared to the first thirteen weeks of 1996, as a result of the opening of a new restaurant in January 1997. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the first quarter of 1997 decreased 5.2% from the same period in 1996, compared to a decrease of 8.7% from 1996 as compared to 1995.

Management believes that the decrease in same-store sales is primarily due to the effects of increasing competition, including several new or remodeled restaurants opened by competitors in areas close to Company restaurants. Management is seeking to improve sales trends by focusing on improved restaurant operations, remodeling certain restaurants, and devising competitive strategies to offset the effects of new competition.

   The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents, and licenses. The Company's food, beverage, payroll, and employee benefit costs as a percentage of sales are believed to be higher than the industry average, due to the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 84.4% in the first quarter of 1997 from 85.7% in same quarter of 1996.

     Food and beverage costs decreased as a percentage of sales from 40.1% in 1996 to 38.7% in 1997, due primarily to lower produce costs and to sales price increases implemented in the Company's restaurants after the first quarter of 1996. Payroll and benefit costs as a percentage of sales increased to 27.4% in 1997 from 26.9% in 1996, primarily due to the decrease in same-store sales, which resulted in lower efficiencies in labor scheduling.

      Depreciation and amortization expenses decreased as a percentage of sales in the first quarter of 1997, compared to the same period of 1996, primarily as a result of certain assets becoming fully depreciated.

     General and administrative expenses as a percentage of sales increased to 5.6% in the first quarter of 1997 from 5.1% in the same quarter in 1996. This increase was primarily due to costs associated with the Company's response to an unsolicited tender offer and consent solicitation by Bisco Industries, Inc. (see "Recent Developments" below).
     Interest expense was $390,500 in the first quarter of 1997 versus $391,000 in the same quarter of 1996.

     The effective income tax rate for the first three months of 1997 was 20.0%, compared to 25.0% in 1996. The lower than statutory rates are due to the realization of deferred tax assets for which a reserve had been provided in prior periods.

     Net earnings were $352,800 and $261,100 in the first quarters of 1997 and 1996, respectively. Earnings per share for the quarter were 3 cents in 1997 compared to 2 cents in 1996.

       The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended April 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

Recent Developments

     In May 1997, the Company signed a letter of intent to purchase land on which the Company intends to construct its 26th Ryan's restaurant. The purchase of the property is contingent upon completion of due diligence by the Company regarding the suitability of the property for construction. The Company expects to open the restaurant in the fourth quarter of 1997.

     On March 6, 1997, Bisco Industries, Inc. ("Bisco"), a shareholder of the Company, launched an unsolicited tender offer designed to acquire approximately 24% of the Company's common stock. If the tender offer is successful, Bisco and its affiliates will own a total of approximately 30% of the Company's outstanding common stock. The tender offer is subject to a number of conditions including the non-applicability of a Florida law which restricts a shareholder's ability to vote the Company's shares if the shareholder acquires 20% or more of the Company's outstanding shares, unless a majority of the Company's shareholders agree to grant voting rights to this shareholder. On April 30, 1997, Bisco filed its Consent Solicitation Statement requesting that the Company's shareholders approve several amendments to the Company's bylaws.

     The Company's Board of Directors opposes the Bisco tender offer and consent solicitation, and has implemented several measures designed to protect the Company's shareholders against the potential adverse effects of an unsolicited takeover.

     As of May 7, 1997, approximately 2.2 million shares of the Company's common stock had been tendered. On May 12, 1997 Bisco announced that it was extending the tender offer until May 23, 1997. If the Bisco tender offer and consent solicitation are successful, management is uncertain of the impact on the Company's future operations. Bisco has detailed several possible actions they might take if successful in the tender offer and consent solicitation, including disposing of the Company's restaurant operations.

     For a complete discussion of the terms and conditions of the Bisco tender offer and consent solicitation, and the Company's response, see: the Schedule 14D-1 filed by Bisco on March 6, 1997, as amended; the Schedule 14D-9 filed by the Company March 19, 1997; the Consent Solicitation Statement by Bisco dated April 29, 1997; and the Revocation of Consent by the Company dated May 1, 1997.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At April 2, 1997, the Company had a working capital surplus of $18,300 compared to a working capital deficit of $616,800 at January 1, 1997. The increase in working capital during the first three months in 1997 was due primarily to net earnings generated in the first quarter of 1997, and to the reclassification of a mortgage receivable from long-term to current.

     Cash provided by operating activities decreased .6% to $1,206,600 in the first quarter of 1997 from $1,213,500 in the first quarter of 1996.

     The Company spent approximately $939,700 in the first quarter of 1997 and $192,900 in the first quarter of 1996 for equipment and improvements. Capital expenditures for 1997 and 1998 are estimated to be $4,100,000 and $3,100,000 respectively. The Company projects that proceeds from the Company's financing agreements, sales leaseback financing and cash generated from operations will be sufficient to fund these improvements.

     In December 1996, the Company entered into a $15.36 million Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs eighteen Promissory Notes payable to FFCA. Each
Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of April 2, 1997, the outstanding balance due under the loan was $15,288,900.

     The Company used the proceeds of the FFCA loan to retire its notes with Cerberus Partners, L.P., ("Cerberus") and its loans with The Daiwa Bank Limited and SouthTrust Bank of Alabama, N.A. The Company realized a discount on the retirement of the Cerberus notes, which was partially offset by unamortized debt issuance costs. The resulting gain of $348,500, net of income taxes, was accounted for as an extraordinary item in 1996.



In addition, the Company retired Warrants for 1,050,000 shares of the Company's common stock previously held by Cerberus. Cerberus continues to hold Warrants to purchase 700,000 shares of the Company's common stock at an exercise price of $.40 per share.

     Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it may borrow up to an additional $4,640,000 in 1997. This additional financing would be evidenced by four additional Promissory Notes secured by mortgages on four Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the loan agreement described above.

Impact of Inflation

     Costs of food, beverage, and labor are the expenses most affected by inflation in the Company's business. Although inflation has not been a major factor for the past several years, there can be no assurance that it will not be in the future. A significant number of the Company's personnel are paid at the federally established minimum wage level. On August 8, 1996, President Clinton signed into law a bill which raised the federally mandated minimum wage by $.50 per hour on October 1, 1996, and by an additional $.40 per hour on September 1, 1997.

     The Company raised sales prices approximately 3.0% in 1996 in order to offset the effect of higher payroll and benefit costs. The Company has not raised prices to date in 1997, but is currently analyzing the possible need to increase prices in response to the September 1997 minimum wage increase.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          As discussed in the Company's Schedule 14D-9 dated March 19, 1997 and its Revocation of Consent Statement dated May 1, 1997, the Board of Directors of the Company on March 18, 1997 adopted Amended and Restated Bylaws.

          The Amended and Restated Bylaws adopted on March 18, 1997 included provisions to establish a classified board of directors and to require a supermajority (80%) vote of directors to fill any vacancy on the board of directors. The classified board provisions were adopted subject to shareholder approval. The Board intends to recommend that the shareholders approve at the 1997 Annual Meeting of Shareholders an amendment to the Company's Articles of Incorporation to classify the board of directors, permit removal of directors only for cause and require approval of 80% of current directors to fill a vacancy on the board. This amendment to the Articles of Incorporation will not be effective without shareholder approval.

          Among the revisions made pursuant to the Amended and Restated Bylaws, the Board adopted provisions requiring shareholders who wish to make director nominations and proposals to comply with certain timing and notice procedures and authorizing the Company to appoint an inspector of elections and an inspector of written consents, for the purpose of determining the validity and effect of proxies, consents and revocations and counting and tabulating all votes, consents, waivers and releases, among other functions.

          The Amended and Restated Bylaws included other changes to provide more flexibility in connection with certain management issues, such as providing that the annual meeting may be scheduled by the Board rather than requiring the meeting to take place during the first two months of the second fiscal quarter. The Amended and Restated Bylaws also included changes to expand on the requirements for transfer of stock and to conform with current Florida law such as deleting references to Treasury Stock, which no longer exists by law.

          The foregoing summary of the Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws which is attached as Exhibit 4 to the Company's Registration Statement on Form 8-A dated March 18, 1997.


          At its March 18, 1997 meeting, the Board of Directors also declared a dividend of one Right for each outstanding share of the Company's common stock under a Rights Agreement between the Company and Chase Mellon Shareholder Services, Inc., as Rights Agent (the
          "Rights Agreement"). Upon the occurrence of certain events and subject to certain conditions and adjustments, certain holders of the Rights may become entitled to exercise the Rights to purchase additional shares of common stock or other equity securities of the Company or of an acquiring company or to participate in an exchange of the Rights for shares of the Company's common stock or equivalent equity securities.

          The Rights were more fully described in, and the complete text of the Rights Agreement was filed as an exhibit to, the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission Agreement as of March 19, 1997. The foregoing discussion is not complete and is qualified in its entirety by reference to such Registration Statement on Form 8-A.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          See discussion under "Recent Developments"

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits

          3 (a) Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission as of March 19, 1997).

          4. Shareholder Rights Agreement, dated March 18, 1997, between Family Steak Houses of Florida, Inc. and Chase Mellon Shareholder Services, Inc., as Rights Agent, including the form of Certificate of Designation for Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission as of March 19, 1997).

          27        Financial Data Schedule

          (b)       Reports on Form 8-K

                    Form 8-K filed March 21, 1997 announcing declaration of the Rights under the Rights
                    Agreement.






                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FAMILY STEAK HOUSES OF FLORIDA, INC.
                        (Registrant)





                        /s/ Lewis E. Christman, Jr.
Date: May 12, 1997      Lewis E. Christman, Jr.
                        President
                        (Chief Executive Officer)



                        /s/ Edward B. Alexander
Date: May 12, 1997      Edward B. Alexander
                        Vice President of Finance
                        (Principal Financial and Accounting
                        Officer)


                        /s/ Michael J. Walters
Date: May 12, 1997      Michael J. Walters
                        Controller

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FAMILY STEAK HOUSES OF FLORIDA, INC.
                        (Registrant)



                        ____________________________________
Date: May 12, 1997      Lewis E. Christman, Jr.
                        President
                        (Chief Executive Officer)



                        ____________________________________
Date: May 12, 1997      Edward B. Alexander
                        Vice President of Finance
                        (Principal Financial and Accounting
                        Officer)


                        ____________________________________
Date: May 12, 1997      Michael J. Walters
                        Controller





Financial Statements


Family Steak Houses of Florida, Inc.
Consolidated Statements of Earnings
(Unaudited)

                                          For The Quarters Ended
                                         ===========
                                         April 2,         April 3
                                         1997            1996
                                         ===========
Sales                                    ***********  ***********

Cost and expenses:
  Food and beverage                       4,088,200    4,150,200
  Payroll and benefits                    2,897,400    2,783,300
  Depreciation and amortization             415,100      425,300
  Other operating expenses                1,517,200    1,524,900
  General and administrative expenses       587,800      528,800
  Franchise fees                            316,600      310,600
  Loss from disposition of equipment         17,300       18,600
                                         -----------  -----------
                                          9,839,600    9,741,700

     Earnings from operations               719,500      618,000


Interest and other income                   112,000      121,100
Interest expense                           (390,500)    (391,000)
                                         -----------  -----------
     Earnings before income taxes           441,000      348,100
Provision for income taxes                   88,200       87,000
                                         -----------  -----------
     Net earnings                          $352,800     $261,100
                                         ===========  ===========


Net earnings per common and equivalent
    share                                     $0.03        $0.02
                                         ===========  ===========

Weighted average common shares and equiva11,638,000   12,122,000
                                         ===========  ===========


See accompanying notes to consolidated financial statements.


Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)

                                     April 2,     January 1,
                                       1997          1997
                                   ============
ASSETS
Current assets:
 Cash and cash equivalents          $1,937,800    $1,750,800
 Investments                         1,586,700     1,093,100
 Receivables                            90,700       566,100
 Current portion of mortgages recei    538,400       120,600
 Inventories                           264,700       202,300
 Prepaid and other current assets      252,400       247,200
                                   ------------  ------------
  Total current assets               4,670,700     3,980,100

Mortgages receivable                   642,100     1,089,100

Property and equipment:
 Land                                9,089,200     9,089,200
 Buildings and improvements         19,694,400    19,676,500
 Equipment                          12,663,300    12,240,400
                                   ------------  ------------
                                    41,446,900    41,006,100
 Accumulated depreciation          (15,003,000)  (14,656,200)
                                   ------------  ------------
        Net property and equipment  26,443,900    26,349,900


Property held for resale               552,800       552,800
Other assets, principally deferred charges,
 net of accumulated amortization       854,400       831,600
                                   ------------  ------------
                                   $33,163,900   $32,803,500
                                   ============  ============
LIABILITIES   AND  SHAREHOLDERS'  EQUITY

Current liabilities:
 Accounts payable                   $1,635,900    $1,183,000
 Accounts payable - construction            --       411,800
 Accrued liabilities                 2,680,500     2,582,100
 Income taxes payable                   54,500        84,800
 Current portion of long-term debt     279,000       332,700
 Current portion of obligation unde      2,500         2,500
                                   ------------  ------------
  Total current liabilities          4,652,400     4,596,900

Long-term debt                      15,013,000    15,107,200
Obligation under capital lease       1,058,000     1,058,600
Deferred income taxes                   11,500            --
Deferred revenue                        43,100        43,100
                                   ------------  ------------
  Total liabilities                 20,778,000    20,805,800



Shareholders' equity:
 Preferred stock of $.01 par;
     authorized 10,000,000 shares;
     none issued                             --            --
 Common stock of $.01 par;
      authorized 20,000,000 shares;
      outstanding  11,030,000 in  1997 and
      10,920,700 in 1996               110,300       109,200
 Additional paid-in capital          8,132,700     8,098,400
 Retained earnings                   4,142,900     3,790,100
                                   ------------  ------------
           Total shareholders' equi 12,385,900    11,997,700
                                   ------------  ------------
                                   $33,163,900   $32,803,500
                                   ============  ============

See accompanying notes to consolidated financial statements.

Family Steak Houses of Florida, Inc.
Consolidated Statements of  Cash Flows
(Unaudited)

                                                     For the Quarter
                                            ============
                                              April 2,     April 3,
                                                1997         1996
Operating activities:
  Net earnings                                 $352,800     $261,100
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization               415,100      425,300
    Directors' fees in the form of stock opt      2,500        5,000
    Amortization of loan discount                    --       13,900
    Amortization of loan fees                     5,500       22,400
    Loss on disposition of equipment             17,300       18,600
    Decrease (increase) in:
      Receivables                                  (700)      19,400
      Inventories                               (62,400)      15,300
      Prepaids and other current assets          (5,200)      85,300
      Other assets                              (50,800)          --
    Increase (decrease) in:
      Accounts payable                          452,900      296,600
      Accrued liabilities                        98,400      (11,400)
      Income taxes payable                      (30,300)      62,000
      Deferred income taxes                      11,500            --
                                            ------------  -----------
Net cash provided by operating activities     1,206,600    1,213,500

Investing activities:
  Proceeds from sale of property and equipme         --       92,400
  Proceeds from notes receivable                 29,200       31,900
  Purchase of investments                      (493,600)          --
  Capital expenditures                         (939,700)    (192,900)
                                            ------------  -----------
Net cash used by investing activities        (1,404,100)     (68,600)

Financing activities:
  Payments on long-term debt                   (147,900)    (395,000)
  Construction draw on capital lease            500,100           --
  Payments on capital lease                        (600)          --
  Proceeds from the issuance of common stock     32,900        6,000
                                            ------------  -----------
Net cash provided (used) by financing activi    384,500     (389,000)

Net increase in cash and cash equivalents       187,000      755,900
Cash and cash equivalents - beginning of per  1,750,800      711,400
                                            ------------  -----------
Cash and cash equivalents - end of period    $1,937,800   $1,467,300
                                            ============  ===========
Supplemental disclosures of cash flow information:

    Cash paid during the quarter for interes   $397,000     $356,700
                                            ============  ===========
    Cash paid during the quarter for income    $107,000           --
                                            ============  ===========


See accompanying notes to consolidated financial statements.
