Form 10-Q
period 1997-07-02
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1997-08-15
CIK 784539

August 15, 1997

OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA  22312-2413


Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc. is the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended July 2, 1997.

This filing is being effected by direct transmission to the Commission's Edgar System.

Very truly yours,



Michael J. Walters
Secretary



                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                    For the Quarter ended July 2, 1997

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

                            Yes  X      No_____


   Title of each class          Number of shares outstanding

      Common Stock                          11,031,000
     $.01 par value                   As of August 5, 1997


                 FAMILY STEAK HOUSES OF FLORIDA, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 2, 1997

                             (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended July 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1997.

The consolidated  financial statements  include the  accounts  of  the
Company  and   its  wholly-owned   subsidiaries.     All   significant
intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Earnings per share for the thirteen and twenty-six weeks ended July 2, 1997 and July 3, 1996 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option and stock warrants.

SFAS No. 128 Required Disclosure

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings per Share" which will require the Company to disclose Basic and Diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company will adopt SFAS 128 for the fiscal year ended December 31, 1997. Application of this statement in the second quarter of 1997 would have no material effect on earnings per share as reported in the financial statements.








Note 3.  Legal Proceedings

On May 13, 1997, the Company received notice from Aetna Life Insurance Company, the mortgage holder of the property at which the Company's Clearwater, Florida restaurant is located, that Aetna intended to foreclose on the property and terminate the Company's lease due to a default by the landlord on the mortgage. In July 1997, Aetna filed a Motion for Summary Judgment of Foreclosure with the Circuit Court of the 6th Judicial Court in Pinellas County. Should Aetna's motion be granted, the Company would be forced to close the restaurant and would realize a loss of approximately $372,000 on the write-off of leasehold improvements at the Clearwater location. The Company intends to vigorously defend its interest in the foreclosure action. However, there can be no assurance that the Company will be successful in this defense.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended July 2, 1997 versus July 3, 1996

     The Company experienced a decrease in total sales during the second thirteen weeks of 1997 compared to the second thirteen weeks of 1996. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the second quarter of 1997 decreased 8.9% from the same period in 1996, compared to a decrease of 5.2% from 1996 as compared to 1995.

     Management believes that the decrease in same-store sales is primarily due to the effects of increasing competition, including several new or remodeled restaurants opened by competitors in areas close to Company restaurants. Management is seeking to improve sales trends by focusing on improved restaurant operations, retraining restaurant employee staffs, remodeling certain restaurants, and devising competitive strategies to offset the effects of new competition.

     Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. If year-to-date sales trends continue, the Company will continue to incur losses in the third and/or fourth quarters.

     The costs and expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 89.0% in the second quarter of 1997, from 86.2% in the same quarter of 1996, primarily due to an increase in payroll and benefits costs as a percentage of sales.


     Food and beverage costs as a percentage of sales increased to 39.5% in the second quarter of 1997 from 39.0% in the same period of 1996, primarily due to an upgrade in variety and cost of the Company's buffet menu.

      Payroll and benefits as a percentage of sales increased to 29.1% in the second quarter of 1997 from 27.6% in the same quarter of 1996, primarily due to the decrease in same-store sales, which resulted in reduced efficiencies in labor scheduling.

       Other operating expenses as a percentage of sales increased to 15.9% in the second quarter of 1997 from 15.4% in 1996, primarily due to the decline in same-store sales. Depreciation and amortization increased as a percentage of sales in the second quarter of 1997 compared to 1996, as a result of additions to property and equipment over the last 12 months, and due to the decline in same-store sales.

     General and administrative expenses as a percentage of sales were 7.9% in the second quarter of 1997, compared to 6.1% in the same quarter of 1996. The increase was due to costs incurred in response to the Bisco takeover attempt (see "Recent Developments"). Interest expense increased to $398,400 during the second quarter of 1997 from $384,500 in 1996. The increase was due primarily to interest cost asssociated with a new restaurant opened in January 1997.

     The effective income tax rates for the quarters ended July 2, 1997 and July 3, 1996 were (20.0%) and 17.8%, respectively.

     Net loss for the second quarter of 1997 was $254,100, compared to net earnings of $192,300 in 1996. Loss per share was $.02 for 1997, compared to earnings per share of $.02 in 1996. The loss in the second quarter was primarily due to the costs associated with the Bisco takeover attempt, and to the decline in same-store sales.

Six Months Ended July 2, 1997 versus July 3, 1996

     For the six months ended July 2, 1997, total sales decreased .8% compared to the same period of 1996. Same-store sales decreased 7.0% for the six months ended July 2, 1997. Management believes the decrease was primarily due to increased competition.

     Food and beverage costs for the six month period ended July 2, 1997 was 39.1%, compared to 39.5% for the same period in 1996. Payroll and benefits increased from 27.2% in 1996 to 28.2% in 1997. The increase was primarily due to the decrease in same-store sales, which resulted in decreased efficiencies in labor scheduling.

     For the six months ended July 2, 1997, other operating expenses increased to 15.1% from 14.9% in 1996, primarily due to the decline in same-store sales. Depreciation and amortization increased as a percentage of sales for the six month period ended July 2, 1997, compared to the same period of 1996, due to additions to property and equipment over the past year and the decline in same-store sales.





     For the six months ended July 2, 1997, general and administrative expenses increased to 6.7% of sales from 5.8% for the same period in 1996 due to the costs associated with the Bisco takeover attempt.
Interest expense increased for the first six months of 1997 to $788,900 from $775,500 for the same period in 1996, due to additional interest cost from the addition of a new restaurant in January 1997.

     The effective income tax rates for the six-month periods ended July 2, 1997 and July 3, 1996 were 20.1% and 16.1% respectively.

     Net earnings for the six months ended July 2, 1997 were $98,700 or $.01 per share, compared to net earnings of $453,400, or $.04 per share for the same period in 1996.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter ended July 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

Recent Developments

     In May 1997, the Company signed a letter of intent to purchase land on which the Company intends to construct its 26th Ryan's restaurant. The purchase of the property is contingent upon completion of due diligence by the Company regarding the suitability of the property for construction. The Company expects to open the restaurant in the first quarter of 1998.

     On March 6, 1997, Bisco Industries, Inc. ("Bisco"), a shareholder of the Company, launched an unsolicited tender offer designed to acquire approximately 24% of the Company's common stock. If the tender offer is successful, Bisco and its affiliates will own a total of approximately 34% of the Company's outstanding common stock. The tender offer is subject to a number of conditions, including the non-applicability of a Florida law which restricts a shareholder's ability to vote the Company's shares if the shareholder acquires 20% or more of the Company's outstanding shares, unless a majority of the Company's shareholders agree to grant voting rights to this shareholder.

     On April 30, 1997, Bisco filed a Consent Solicitation Statement requesting that the Company's shareholders approve several amendments to the Company's bylaws designed to allow Bisco to complete its tender offer. Bisco failed to obtain the necessary consents from shareholders, and the solicitation deadline expired on June 30, 1997.

     The Company's Board of Directors opposes the Bisco tender offer and opposed the Bisco consent solicitation, and has implemented several measures designed to protect the Company's shareholders against the potential adverse effects of an unsolicited takeover.






     As of July 11, 1997, approximately 2.4 million shares of the Company's common stock had been tendered to Bisco. On July 11, 1997 Bisco announced that it was extending the tender offer until October 31, 1997. If the Bisco tender offer is successful, management is uncertain of the impact on the Company's future operations. Bisco has detailed several possible actions they might take if successful in the tender offer, including disposing of the Company's restaurant operations.

     On July 24, 1997, Bisco notified the Company that it was demanding a special meeting of shareholders be called for the purpose of voting on Bisco sponsored resolutions to: (i) amend the Company's bylaws to require that the Board of Directors redeem the Company's Shareholder Rights Plan and prohibit the adoption of similar plans in the future without shareholder approval, (ii) amend the Company's bylaws to opt out of the Florida Control Share Act, and remove three outside directors and replace them with Bisco nominees. The Company is currently considering whether Bisco's demand for a special meeting of shareholders is lawful. If the Bisco proposals are adopted by the Company's shareholders, Bisco would effectively obtain complete control of the Company.

Possible Delisting of Securities from The Nasdaq Stock Market.

     The Company's common stock is currently quoted on the Nasdaq National Market. On November 6, 1996, the Nasdaq National Market proposed changes to the listing and maintenance requirements which were submitted to the Securities and Exchange Commission for final approval on February 28, 1997. If the current proposal is approved without modification, the Company's qualification for continued
listing on the Nasdaq National Market would require that (i) the Company maintain at least $4.0 million in net tangible assets, (ii) the minimum bid price of the Common Stock be $1.00 or more per share,
(iii) there be at least 750,000 shares in the public float, valued at a minimum $5.0 million or more, (iv) the Common Stock have at least two active market makers and (v) the Common Stock be held by at least 400 holders.

     If the Company is unable to satisfy the Nasdaq National Market's maintenance requirements, the Company's securities may be delisted from the Nasdaq National Market. In such event, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers, Inc.'s "Electronic Bulletin Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the number of shares that could be bought and sold, but also through delays in the timing of the transactions, a reduction in the number and quality of security analysis' and the news media's coverage of the Company, lower prices for the Company's securities than might otherwise be attained and in a larger spread between the bid and asked prices for the Company's securities.







     In addition, the Company's securities were to be delisted from the Nasdaq National Market, the Company's securities could become subject to Rule 15g-9 under the Exchange Act relating to penny stocks, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" ( generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). Commission regulations define a "penny stock" to be any equity security that is not listed on The Nasdaq Stock Market or a national securities exchange and that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be adversely affected.

     The Company's stock has consistently had a bid price of less than $1.00 in recent years. If the proposed NASDAQ regulations are adopted (as expected by NASDAQ), the Company's stock could be "delisted" approximately six months after the effective date of adoption.

     Management is evaluating options to maintain its listing on the NASDAQ National Market. However, there can be no assurance that the Company's stock will be traded on this market after January 1998.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

     At July 2, 1997, the Company had a working capital deficit of $277,600, compared to a working capital deficit of $616,800 at January 1, 1997. The decrease in the working capital deficit during the first six months in 1997 was due primarily to the reclassification of a mortgage receivable from long-term to current.

     Cash provided by operating activities decreased to $1,151,800 in the first six months of 1997 from $1,769,500 in the same period of 1996. This decrease is primarily due to lower net earnings, and to increases in certain current assets as a result of timing differences in transactions which occurred in 1997.

       The Company spent approximately $1,436,500 in the first six months of 1997 for restaurant equipment and improvements. Capital expenditures for 1997 and 1998, based on present costs and plans for expansion, are estimated to be $3,100,000 (not including the sales-leaseback financing for the new restaurant as discussed above) and $4,100,000 respectively. The Company projects that cash generated from operations will be sufficient to fund these improvements.






     In December 1996, the Company entered into a $15.36 million Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs eighteen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of July 2, 1997, the outstanding balance due under the loan was $15,226,700.

     The Company used the proceeds of the FFCA loan to retire its Notes with Cerberus Partners, L.P. ("Cerberus") and its loans with the Daiwa Bank Limited and SouthTrust Bank of Alabama, N.A. The Company realized a discount on the retirement of the Cerberus Notes, which was partially offset by unamortized debt issuance costs. The resulting gain of $348,500, net of income taxes, has been accounted for as an extraordinary item 1n 1996. In addition, the Company retired Warrants for 1,050,000 shares of the Company's common stock previously held by Cerberus. Cerberus continues to hold Warrants to purchase 700,000 shares of the Company's common stock at an exercise price of $.40 per share.

     Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it may borrow up to an additional $4,640,000 in 1997. This additional financing would be evidenced by four additional Promissory Notes secured by mortgages on four Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the loan agreement described above. In July 1997, the Company made an agreement with FFCA extending the expiration date of funding for the agreement through June 1998.

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

     The Company raised sales prices approximately 3.0% in 1996 in order to offset the effect of higher payroll and benefit costs. Sales prices have not been increased to date in 1997, but the Company may raise sales prices in response to the September 1997 minimum wage increase.



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On May 13, 1997, the Company received notice from Aetna Life Insurance Company, the mortgage holder of the property at which the Company's Clearwater, Florida restaurant is located, that Aetna intended to foreclose on the property and terminate the Company's lease due to a default by the landlord on the mortgage. In July 1997, Aetna filed a Motion for Summary Judgment of Foreclosure with the Circuit Court of the 6th Judicial Court in Pinellas County. Should Aetna's motion be granted, the Company would be forced to close the restaurant and would realize a loss of approximately $372,000 on the write-off of leasehold improvements at the Clearwater location. The Company intends to vigorously defend its interest in the foreclosure action. However, there can be no assurance that the Company will be successful in this defense.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On July 2, 1997, the Company held its annual meeting of shareholders to elect directors to serve for the upcoming year.

          (b) The following table sets forth the number of votes for and against each of the nominees for director.

          Nominee                       For            Against

          Lewis  E. Christman, Jr.      5,946,185      3,112,411
          Robert J. Martin              5,935,190      3,123,406
          Joseph M. Glickstein, Jr.     5,947,352      3,111,244
          Richard M. Gray               5,950,245      3,108,351
          Edward B. Alexander           5,937,759      3,120,837

          All nominees for director were elected by the affirmative vote of a majority of the 9,058,596 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.

          (c) The following table sets forth the number of votes for, against or withheld, and number of abstentions and non-votes, regarding the following proposals;




          1) Proposal to increase the Company's authorized common shares:

               For            Against        Abstain        Non-Votes

               3,145,119      3,433,827      121,893        3,050,757

               A majority vote of the Company's outstanding shares (approximately 5,515,000 shares) was required to pass the above proposal. Since the proposal failed to receive this number of "for" votes, it failed to pass.

          2)   Shareholder proposal  to opt out of the Florida Control
               Share Act:

               For            Against        Abstain        Non-Votes

               3,877,845      2,536,666      217,726        2,426,359

               A majority vote of the Company's outstanding shares (approximately 5,515,000 shares) was required to pass the above proposal. Since the proposal failed to receive this number of "for" votes, it failed to pass.


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


                          FAMILY STEAK HOUSES OF FLORIDA, INC.
                          (Registrant)



                          /s/ Lewis E. Christman
Date:  August 12, 1997    Lewis E. Christman, Jr.
                          President and CEO



                          /s/ Edward B. Alexander
Date:  August 12, 1997    Edward B. Alexander
                          Vice President of Finance
                          (Principal Financial and Accounting
                          Officer)



                          /s/ Michael J. Walters
Date:  August 12, 1997    Michael J. Walters
                          Controller / Secretary


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FAMILY STEAK HOUSES OF FLORIDA, INC.
                          (Registrant)



                          ____________________________________
Date:  August 12, 1997    Lewis E. Christman, Jr.
                          President and CEO



                          ____________________________________
Date:  August 12, 1997    Edward B. Alexander
                          Vice President of Finance
                          (Principal Financial and Accounting
                          Officer)



                          ____________________________________
Date:  August 12, 1997    Michael J. Walters
                          Controller / Secretary






    Family Steak Houses of Florida, Inc.
    Consolidated Results of Operations
    (Unaudited)

                                   For The Quarters Ended
                                  =======================
                                   July 2,     July 3,
                                     1997          1996
                                  =======================
    Sales                         $9,447,200  $9,815,100

    Cost and expenses:
     Food and beverage             3,728,700   3,824,800
     Payroll and benefits          2,748,000   2,712,300
     Depreciation and amortization   430,100     413,200
     Other operating expenses      1,497,500   1,507,500
     General and administrative ex   744,200     602,400
     Franchise fees                  283,200     294,200
     Loss from disposition of equi    61,000       1,700
                                   9,492,700   9,356,100
                                  ----------- -----------
      (Loss) earnings from operati   (45,500)    459,000


    Interest and other income        126,400     117,800
    Interest expense                (398,400)   (384,500)
                                  ----------- -----------
      (Loss) earnings before incom  (317,500)    192,300
    (Benefit) provision for income   (63,400)          --
                                  ----------- -----------
      Net (loss)earnings           ($254,100)   $192,300
                                  =========== ===========


    Net (loss) earnings per common and
      equivalent share                ($0.02)      $0.02
                                  =========== ===========

    Weighted average common shares
     and equivalents              11,641,000  12,011,000
                                  =========== ===========
    See accompanying notes to consolidated financial state

    Family Steak Houses of Florida, Inc.
    Consolidated Results of Operations
    (Unaudited)

                                  For The Six Months Ended
                                  ========================
                                   July 2,     July 3,
                                     1997          1996
                                  ========================
    Sales                        $20,006,300 $20,174,800

    Cost and expenses:
     Food and beverage             7,816,900   7,975,000
     Payroll and benefits          5,645,400   5,495,600
     Depreciation and amortization   845,200     838,500
     Other operating               3,014,700   3,001,300
     General and administrative    1,332,000   1,162,300
     Franchise fees                  599,800     604,800
     Disposition of equipment         78,300      20,300
                                  19,332,300  19,097,800
                                  ----------- -----------
    (Loss) earnings from operations  674,000   1,077,000


    Interest and other income        238,400     238,900
    Interest expense                (788,900)   (775,500)
                                  ----------- -----------
    (Loss) earnings before income
      taxes                          123,500     540,400
    (Benefit) provision for income
      taxes                           24,800      87,000
                                  ----------- -----------
      Net (loss)earnings             $98,700    $453,400
                                  =========== ===========


    Net (loss) earnings per common and
      equivalent share                 $0.01       $0.04
                                  =========== ===========

     Weighted average common shares
       and equivalents             11,616,000  12,062,000
                                  =========== ===========
    See accompanying notes to consolidated financial statements.






    Family Steak Houses of Florida, Inc.
    Consolidated Balance Sheets
    (Unaudited)

                                       July 2,   January 1,
                                         1997       1997
                                     ======================
    ASSETS
    Current assets:
      Cash and cash equivalents      $2,335,700  $1,750,800
      Investments                       600,300   1,093,100
      Receivables                       130,400     566,100
      Current portion of mortgages re   526,300     120,600
      Income taxes receivable            83,000          --
      Inventories                       231,200     202,300
      Prepaid and other current asset   385,900     247,200
                                     ----------- -----------
        Total current assets          4,292,800   3,980,100

    Mortgages receivable                624,400   1,089,100

    Property and equipment:
      Land                            9,094,700   9,089,200
      Buildings and improvements     19,880,500  19,676,500
      Equipment                      12,784,800  12,240,400
                                     ----------- -----------
                                     41,760,000  41,006,100
      Accumulated depreciation      (15,281,800)(14,656,200)
                                     ----------- -----------
         Net property and equipment  26,478,200  26,349,900


    Property held for resale            552,800     552,800
    Other assets, deferred charges,
      net of accumulated amortization   820,400     831,600
                                     ----------- -----------
                                    $32,768,600 $32,803,500
                                     =========== ===========
    LIABILITIES AND SHAREHOLDERS'  EQUITY

    Current liabilities:
      Accounts payable               $1,620,200  $1,183,000
      Accounts payable - construction        --     411,800
      Accrued liabilities             2,668,700   2,582,100
      Income taxes payable                   --      84,800
      Current portion of long-term
       debt                             279,000     332,700
      Current portion of obligation
       under capital lease                2,500       2,500
                                     ----------- -----------
        Total current liabilities     4,570,400   4,596,900

    Long-term debt                   14,949,400  15,107,200
    Obligation under capital lease    1,057,200   1,058,600
    Deferred income taxes                11,500          --
    Deferred revenue                     43,100      43,100
                                     ----------- -----------
        Total liabilities            20,631,600  20,805,800



    Shareholders' equity:
      Preferred stock of $.01 par;
          authorized 10,000,000 shares;
          none issued                         --          --
      Common stock of $.01 par;
       authorized 20,000,000 shares;
        outstanding  11,031,000 in  1997
         and 10,920,700 in 1996         110,300     109,200
      Additional paid-in capital      8,137,900   8,098,400
      Retained earnings               3,888,800   3,790,100
                                     ----------- -----------
        Total shareholders' equity   12,137,000  11,997,700
                                     ----------- -----------
                                    $32,768,600 $32,803,500
                                     =========== ===========

See accompanying notes to consolidated financial statements.





    Family Steak Houses of Florida, Inc.
    Consolidated Statements of  Cash Flows
    (Unaudited)

    <CAPTION.                                    For the Six Months En
                                                 ==========
                                                  July 2,    July 3,
                                                    1997       1996
                                                 ========== ==========

    Operating activities:
      Net earnings                                 $98,700   $453,400
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization              845,200    838,500
        Directors' fees in the form of
         stock options                              10,000     10,000
        Amortization of loan discount                   --     27,800
        Amortization of loan fees                   11,000     44,900
        Loss on disposition of equipment            78,300     20,300
        Decrease (increase) in:
          Receivables                              (40,400)    12,900
          Income taxes receivable                  (83,000)         --
          Inventories                              (28,900)     9,300
          Prepaids and other current assets       (138,700)    31,300
          Other assets                             (50,900)        --
        Increase (decrease) in:
          Accounts payable                         437,200    229,100
          Accrued liabilities and deferred revenu   86,600     68,000
          Income taxes payable                     (84,800)    24,000
          Deferred income taxes                     11,500          --
                                                 ---------- ----------
    Net cash provided by operating activities    1,151,800  1,769,500
                                                 ---------- ----------
    Investing activities:
      Proceeds from sale of property and equipmen       --    555,300
      Principal receipt on notes receivable         59,000    152,100
      Sale  of investments                         492,800         --
      Purchase of investments                            --  (554,000)
      Capital expenditures                      (1,436,500)  (388,200)
                                                 ---------- ----------
    Net cash used by investing activities         (884,600)  (234,800)
                                                 ---------- ----------
    Financing activities:
      Payments on long-term debt                  (211,500)  (789,900)
      Construction draw on capital lease           500,100         --
      Payments on capital lease                     (1,400)        --
      Proceeds from the issuance of common stock    30,600      8,200
                                                 ---------- ----------
    Net cash provided (used) by financing
     activities                                    317,800   (781,700)
                                                 ---------- ----------
    Net increase in cash and cash equivalents      585,000    753,000
    Cash and cash equivalents - beginning of
       period                                    1,750,800    711,400
                                                 ---------- ----------
    Cash and cash equivalents - end of period   $2,335,700 $1,464,400
                                                ==========  ==========
    Supplemental disclosures of cash flow information:

        Cash paid during the period for interest  $719,100   $704,300

        Cash paid during the period for income ta $181,000    $38,000

    See accompanying notes to consolidated financial statements.
