Form 10-Q
period 1997-10-01
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1997-11-17
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended October 1, 1997

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

Yes  X      No_____


   Title of each class          Number of shares outstanding

      Common Stock                       11,081,000
     $.01 par value                   As of November 7, 1997


FAMILY STEAK HOUSES OF FLORIDA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 1997

(Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and thirty-nine week periods ended October 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Earnings per share for the thirteen and thirty-nine weeks ended October 1, 1997 and October 2, 1996 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option and stock warrants.

SFAS No. 128 Required Disclosure

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings per Share" which will require the Company to disclose Basic and Diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company will adopt SFAS 128 for the fiscal year ended December 31, 1997. Application of this statement in the third quarter of 1997 would have no material effect on earnings per share as reported in the financial statements.

Note 3. Legal Proceedings

On May 13, 1997, the Company received notice from Aetna Life Insurance Company, the mortgage holder of the property at which the Company's Clearwater, Florida restaurant is located, that Aetna intended to foreclose on the property and terminate the Company's lease due to a default by the landlord on the mortgage. In September 1997, Aetna was granted a Motion for Summary Judgment of Foreclosure by the Circuit Court of the Sixth Judicial Court in Pinellas County. This could allow Aetna to evict the Company from the Clearwater location, which would result in a loss of approximately $360,000 on the write-off of leasehold improvements. The Company intends to vigorously defend its interest in the foreclosure action. However, there can be no assurance that the Company will be successful in this defense.

On September 8, 1997, the Company filed suit against Bisco
Industries, Inc. and certain of its affiliates. See discussion below "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Recent Developments".

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended October 1, 1997 versus October 2, 1996

	The Company experienced a decrease in sales during the third thirteen weeks of 1997 as compared to the same period in 1996. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the third quarter of 1997 decreased 9.3% from the same period in 1996, compared to a decrease of 7.5% from 1996 as compared to 1995.

	Management believes that the decrease in same-store sales is primarily due to the effects of increasing competition, including several new or remodeled restaurants opened by competitors in areas close to Company restaurants. Management is seeking to improve sales trends by focusing on improved restaurant operations, increasing marketing expenditures, and devising competitive strategies to offset the effects of new competition. In addition, management is considering selling restaurants where sales volume has dropped significantly due to new competition.

	Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. If year-to-date sales trends continue, the Company will continue to incur losses in the fourth quarter.






	The costs and expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 91.9% in the third quarter of 1997, from 89.3% in the same quarter of 1996.

	Food and beverage costs as a percentage of sales increased to 40.9% in the third quarter of 1997 from 40.4% in the same period of 1996, primarily due to higher beef prices compared to the same period in 1996, and management's efforts to increase sales volumes by upgrading buffet menus and offering low-priced lunch specials.

     Payroll and benefits as a percentage of sales increased to 28.5% in the third quarter of 1997 from 27.7% in the same quarter of 1996, primarily due to the decline in same-store sales and increases in the total number of restaurant managers, designed to provide the Company's managers with a five-day work week and a higher quality of life, and therefore improve management retention and customer service.

     Other operating expenses as a percentage of sales increased to 17.5% in the third quarter of 1997 from 16.8% in 1996, primarily due to higher utilities costs and the decline in same-store sales. Depreciation and amortization increased as a percentage of sales in the third quarter of 1997 compared to 1996, as a result of additions to property and equipment over the last 12 months.

	General and administrative expenses as a percentage of sales were 8.2% in the third quarter of 1997, compared to 5.9% in the same quarter of 1996, primarily due to costs associated with the Bisco takeover attempt, an accrual of costs for potential sales tax due under an ongoing Florida sales tax audit, and the decline in same-store sales. Interest expense increased from $376,800 during the third quarter of 1996 to $401,100 in 1997. The increase was due primarily to interest costs associated with a new restaurant opened in January 1997.

	The effective income tax benefit rates for the quarters ended October 1, 1997 and October 2, 1996 were 21.1% and 25.2%, respectively.

	Net loss for the third quarter of 1997 was $471,600, compared to $87,400 in 1996. Loss per share was $.04 for 1997, compared to $.01 in 1996.





Nine Months Ended October 1, 1997 versus October 2, 1996

	For the nine months ended October 1, 1997, total sales decreased 2.0% compared to the same period of 1996. Same-store sales decreased 7.7% for the nine months ended October 1, 1997, due primarily to increased competition.

	Food and beverage costs, as a percentage of sales, for the nine month period ended October 1, 1997 was 39.6%, compared to 39.8% for the same period in 1996. Payroll and benefits increased from 27.4% in 1996 to 28.3% in 1997. The increase was primarily due to the decrease in same-store sales, which resulted in decreased efficiencies in labor scheduling, and to the increased number of total restaurant managers employed.

	For the nine months ended October 1, 1997, other operating expenses, as a percentage of sales, increased to 15.8% from 15.5% in 1996, primarily due to the decline in same store sales. Depreciation and amortization increased as a percentage of sales for the nine month period ended October 1, 1997, compared to the same period of 1996, due to additions to property, plant and equipment over the last 12 months.

	For the nine months ended October 1, 1997, general and administrative expenses, as a percentage of sales, increased to 7.1% of sales from 5.8% for the same period in 1996, primarily due to costs associated with the Bisco takeover attempt. Interest expense increased for the first nine months of 1997 to $1,190,000 from $1,152,300 for the same period in 1996.

	The effective income tax rates for the nine-month periods ended October 1, 1997 and October 2, 1995 were (21.4%) and 13.6% respectively.

	Net loss for the nine months ended October 1, 1997 was $372,900 or $.03 per share, compared to net earnings of $366,000 or $.03 per share for the same period in 1996.

	The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter ended October 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.


Recent Developments

	On March 6, 1997, Bisco Industries, Inc. ("Bisco"), a shareholder of the Company, launched an unsolicited tender offer for the purchase of approximately 24% of the Company's common stock. The tender offer, if successful, would have resulted in ownership by Bisco and its affiliates of approximately 34% of the Company's outstanding common stock.

	On April 30, 1997, Bisco filed a Consent Solicitation Statement requesting that the Company's shareholders approve several amendments to the Company's bylaws designed to allow Bisco to complete its tender offer. Bisco failed to obtain consents from shareholders owning a majority of the Company's outstanding stock, as required by Florida Law, and the solicitation deadline expired on June 30, 1997.

	The Company's Board of Directors opposed the Bisco tender offer and consent solicitation, and has implemented several measures designed to protect the Company's shareholders against the potential adverse effects of an unsolicited takeover, including a Shareholder Rights Agreement.

	On July 24, 1997, Bisco notified the Company that it was demanding that a special meeting of shareholders be called for the purpose of voting on Bisco - sponsored resolutions to: (i) amend the Company's bylaws to require that the Board of Directors redeem the Company's Shareholder Rights Plan and prohibit the adoption of similar plans in the future without shareholder approval, (ii) amend the Company's bylaws to opt out of the Florida Control Share Act, and (iii) remove the three outside directors currently serving on the Board and replace them with Bisco nominees. The Company does not consider Bisco's demand for a special meeting of shareholders to be lawful. If the Bisco proposals are adopted by the Company's shareholders, Bisco would effectively obtain control of the Company.

	On September 8, 1997, the Company filed a complaint in the United States District Court for the Middle District of Florida against Bisco and its affiliates alleging, among other things, that Bisco violated numerous federal securities laws in its hostile takeover bid. The suit requested that the court enjoin Bisco from proceeding with its tender offer and certain other actions and declare, among other things, that Bisco, its affiliates, and certain other shareholders had acted in concert with respect to the takeover, and therefore triggered certain provisions of the Company's Shareholder Rights Agreement. On September 28, 1997, Bisco withdrew its tender offer. Bisco subsequently filed a Motion to Dismiss the Company's lawsuit, which is currently pending before the District Court.

Possible Delisting of Securities from The Nasdaq Stock Market.

	The Company's common stock is currently listed on the Nasdaq National Market. On August 22, 1997, the Securities and Exchange Commission approved changes to the listing and maintenance requirements of the National Market. The Company's qualification for continued listing on this market would require that (i) the Company maintain at least $4.0 million in net tangible assets, (ii) the minimum bid price of the Common Stock be $1.00 or more per share,
(iii) there be at least 750,000 shares in the public float, valued at a minimum of $5.0 million or more, (iv) the Common Stock have at least two active market makers and (v) the Common Stock be held by at least 400 holders.

	If the Company is unable to satisfy the Nasdaq National Market's maintenance requirements, the Company's securities may be delisted from the Nasdaq National Market. In such event, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers, Inc.'s "Electronic Bulletin Board", or, possibly in the Nasdaq SmallCap Market. Consequently, the liquidity of the Company's securities could be impaired, not only in the number of shares that could be bought and sold, but also as a result of delays in the timing of the transactions, a reduction in the number and quality of security analysts' and the news media's coverage of the Company, lower prices for the Company's securities than might otherwise be attained and a larger spread between the bid and asked prices for the Company's securities.

	In addition, if the Company's securities were to be delisted from the Nasdaq National Market, the Company's securities could become subject to Rule 15g-9 under the Exchange Act relating to penny stocks, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). Commission regulations define a "penny stock" to be any equity security that is not listed on The Nasdaq Stock Market or a national securities exchange and that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be adversely affected.

	As of November 3, 1997, the Company met all of the new Nasdaq National Market listing requirements, except for the $1.00 minimum bid price requirement. The Company's stock has consistently had a bid price of less than $1.00 in recent years. On November 3, 1997, the Company's stock closed at $.72. Management plans to seek shareholder approval for a reverse stock split to increase the trading price to an amount above $1.00.

	Based on recent trading prices of the Company's stock, acquisition by Bisco or any other shareholder of more than 10% of the Company's stock would likely result in failure to meet the $5.0 million public float requirement. This would result in the de-listing of the Company's stock from the Nasdaq National Market. Management has informed Bisco of this possible consequence if Bisco attempts to acquire additional shares, but Bisco has continued to make public its intentions to acquire a significant amount of additional shares.

Liquidity and Capital Resources

	Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

	At October 1, 1997, the Company had a working capital deficit of $392,800, compared to a working capital deficit of $616,800 at January 3, 1996.

	Cash provided by operating activities decreased to $984,800 in the first nine months of 1997 from $1,754,100 in the same period of 1996. This decrease is primarily due to lower net earnings in 1997.

     The Company spent approximately $2,126,900 in the first nine months of 1997 for restaurant renovation and equipment. Capital expenditures for 1997 and 1998, based on present costs and plans for expansion, are estimated to be $3,000,000 (not including the sales-leaseback financing for the new restaurant as discussed above) and $1,500,000 respectively. The Company projects that cash generated from operations will be sufficient to fund these expenditures, plus funding available under its financing agreement with Franchise Finance Corporation of America ("FFCA").

	In December 1996, the Company entered into a $15.36 million Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs eighteen Promissory Notes payable to FFCA. Each
Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of October 1, 1997, the outstanding balance due under the loan was $15,167,000.

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

	Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it may borrow up to an additional $4,640,000 in 1997. This additional financing would be evidenced by four additional Promissory Notes secured by mortgages on four
Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the loan agreement described above. In July 1997, the Company entered into a letter agreement with FFCA extending the expiration date of funding under the loan agreement through June 1998.





Impact of Inflation

     Costs of food, beverage, and labor are the expenses most affected by inflation in the Company's business. Although inflation has not had a significant impact on the Company in the past, there can be no assurance that it will not in the future. A significant portion of the Company's employees are paid at the federally established statutory minimum wage. In August 1996, President Clinton signed into law a bill which raised the federally mandated minimum wage by $.50 per hour on October 1, 1996, and by an additional $.40 per hour on September 1, 1997.

	The Company raised sales prices approximately 1% in 1997 and 3% in 1996 in order to offset the effect of higher payroll and benefit costs.

PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

	  See discussions under "Legal Developments " and "Recent
Developments".

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


				      FAMILY STEAK HOUSES OF FLORIDA, INC.
				      (Registrant)



			/s/ Lewis E. Christman
Date: November 11, 1997   Lewis E. Christman, Jr.
			  President and CEO



				      /s/ Edward B. Alexander
Date: November 11, 1997   Edward B. Alexander
			  Vice President of Finance
			  (Principal Financial and Accounting
			  Officer)



			  /s/ Michael J. Walters
Date: November 11, 1997   Michael J. Walters
			  Controller



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				      FAMILY STEAK HOUSES OF FLORIDA, INC.
				      (Registrant)



			____________________________________
Date: November 11, 1997   Lewis E. Christman, Jr.
			  President and CEO



				      ____________________________________
Date: November 11, 1997   Edward B. Alexander
			  Vice President of Finance
			  (Principal Financial and Accounting
			  Officer)



			  ____________________________________
Date: November 11, 1997   Michael J. Walters
			  Controller







 Family Steak Houses of Florida, Inc.
 Consolidated Results of Operations
 (Unaudited)



						   For The Quarters Ended
						  --------------------------
						   October 1,     October 2,
						      1997            1996
						  ---------------------------
 Sales                                              $8,660,100    $9,084,600

  Cost and expenses:
   Food and beverage                                 3,544,000     3,665,800
   Payroll and benefits                              2,466,600     2,514,800
   Depreciation and amortization                       430,100       412,200
   Other operating expenses                          1,518,100     1,523,600
   General and administrative expenses                 710,500       533,800
   Franchise fees                                      259,500       272,400
   Loss from disposition of equipment                   33,700        18,400
						  ---------------------------
						     8,962,500     8,941,000

      (Loss) earnings from operations                 (302,400)      143,600


 Interest and other income                             105,600       116,400
 Interest expense                                     (401,100)     (376,800)
						  ---------------------------
      (Loss)  before income taxes                     (597,900)     (116,800)
 (Benefit)  for income taxes                          (126,300)      (29,400)
						  ---------------------------
      Net (loss)                                     ($471,600)     ($87,400)
						  =============  ============


 Net (loss) per common and equivalent
     share                                              ($0.04)       ($0.01)
						  =============  ============

 Weighted average common shares and equivalents     11,401,000    11,728,000
						  =============  ============

 See accompanying notes to consolidated financial statements.

 Family Steak Houses of Florida, Inc.
 Consolidated Results of Operations
 (Unaudited)

						   For The Nine Months Ended
						  ---------------------------
						   October 1,     October 2,
						      1997            1996
						  ---------------------------
 Sales                                             $28,666,400   $29,259,400

 Cost and expenses:
   Food and beverage                                11,360,900    11,640,800
   Payroll and benefits                              8,112,000     8,010,400
   Depreciation and amortization                     1,275,300     1,250,700
   Other operating expenses                          4,532,800     4,525,000
   General and administrative expenses               2,042,500     1,696,000
   Franchise fees                                      859,300       877,200
   Loss from disposition of equipment                  112,000        38,700
						  ---------------------------
						    28,294,800    28,038,800

      (Loss) earnings from operations                  371,600     1,220,600

 Interest and other income                             344,000       355,300
 Interest expense                                   (1,190,000)   (1,152,300)
						  ---------------------------
      (Loss) earnings before income taxes             (474,400)      423,600
 (Benefit) provision for income taxes                 (101,500)       57,600
						  ---------------------------
      Net (loss)earnings                             ($372,900)     $366,000
						  =============  ============


 Net (loss) earnings per common and equivalent
     share                                              ($0.03)        $0.03
						  =============  ============

 Weighted average common shares and equivalents     11,584,000    11,989,000
						  =============  ============

 See accompanying notes to consolidated financial statements.



    Family Steak Houses of Florida, Inc.
    Consolidated Balance Sheet
    (Unaudited)                                          October 1,
							    1997
							------------
    ASSETS
    Current assets:
     Cash and cash equivalents                           $1,193,900
     Investments                                          1,546,300
     Receivables                                             58,600
     Current portion of mortgages receivable                447,600
     Income taxes receivable                                198,900
     Inventories                                            259,000
     Prepaid and other current assets                       370,200
							------------
       Total current assets                               4,074,500

    Property and equipment:
     Land                                                 9,095,800
     Buildings and improvements                          20,185,100
     Equipment                                           12,998,100
							------------
							 42,279,000
     Accumulated depreciation                           (15,545,600)
							------------
	     Net property and equipment                  26,733,400

    Property held for resale                                552,800
    Other assets, principally deferred charges,
     net of accumulated amortization                        786,300
							------------
							$32,147,000
							============
    LIABILITIES   AND  SHAREHOLDERS'  EQUITY

    Current liabilities:
     Accounts payable                                    $1,517,100
     Accrued liabilities                                  2,668,700
     Current portion of long-term debt                      279,000
     Current portion of obligation under capital lease        2,500
							------------
       Total current liabilities                          4,467,300

    Long-term debt                                       14,888,500
    Obligation under capital lease                        1,056,600
    Deferred revenue                                         44,200
							------------
       Total liabilities                                 20,456,600

    Shareholders' equity:
     Preferred stock of $.01 par; authorized
	10,000,000 shares; none issued                        --
     Common stock of $.01 par;
	authorized 20,000,000 shares;
	outstanding  11,081,000                             110,800
     Additional paid-in capital                           8,162,400
     Retained earnings                                    3,417,200
							------------
		Total shareholders' equity               11,690,400
							------------
							$32,147,000
							============

See accompanying notes to consolidated financial statements.

    Family Steak Houses of Florida, Inc.
    Consolidated Balance Sheet
    (Unaudited)                                          January 1,
							    1997
							------------
    ASSETS
    Current assets:
     Cash and cash equivalents                           $1,750,800
     Investments                                          1,093,100
     Receivables                                            566,100
     Current portion of mortgages receivable                120,600
     Inventories                                            202,300
     Prepaid and other current assets                       247,200
							------------
       Total current assets                               3,980,100

    Mortgages receivable                                  1,089,100

    Property and equipment:
     Land                                                 9,089,200
     Buildings and improvements                          19,676,500
     Equipment                                           12,240,400
							------------
							 41,006,100
     Accumulated depreciation                           (14,656,200)
							------------
	     Net property and equipment                  26,349,900

    Property held for resale                                552,800
    Other assets, principally deferred charges,
     net of accumulated amortization                        831,600
							------------
							$32,803,500
							============
    LIABILITIES   AND  SHAREHOLDERS'  EQUITY

    Current liabilities:
     Accounts payable                                    $1,183,000
     Accounts payable - construction                       $411,800
     Accrued liabilities                                  2,582,100
     Income taxes payable                                    84,800
     Current portion of long-term debt                      332,700
     Current portion of obligation under capital lease        2,500
							------------
       Total current liabilities                          4,596,900

    Long-term debt                                       15,107,200
    Obligation under capital lease                        1,058,600
    Deferred revenue                                         43,100
							------------
       Total liabilities                                 20,805,800

    Shareholders' equity:
     Preferred stock of $.01 par;authorized
	 10,000,000 shares; none issued                       --
     Common stock of $.01 par;
	  authorized 20,000,000 shares;
	  outstanding  10,893,200                           109,200
     Additional paid-in capital                           8,098,400
     Retained earnings                                    3,790,100
							------------
		Total shareholders' equity               11,997,700
							------------
							$32,803,500
							============

See accompanying notes to consolidated financial statements.






 Family Steak Houses of Florida, Inc.
 Consolidated Statements of  Cash Flows
 For the Nine Months Ended
 (Unaudited)

						    October 1,    October 2,
						       1997          1996
						    -----------  ------------
 Operating activities:
   Net earnings                                      ($372,900)     $366,000
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                   1,275,300     1,250,700
     Directors' fees in the form of stock options       15,000        15,000
     Amortization of loan discount                          --        41,700
     Amortization of loan fees                          16,500        67,400
     Loss on disposition of equipment                  112,000        38,700
     Decrease (increase) in:
       Receivables                                      31,400         2,700
       Income taxes receivable                        (198,900)            --
       Inventories                                     (56,700)       21,400
       Prepaids and other current assets              (123,000)     (188,400)
       Other assets                                    (50,900)       (9,100)
     Increase (decrease) in:
       Accounts payable                                334,100        46,000
       Accrued liabilities                              86,600        (5,400)
       Income taxes payable                            (84,800)      109,900
       Deferred revenue                                  1,100        (2,500)
						    -----------  ------------
 Net cash provided by operating activities             984,800     1,754,100
						    -----------  ------------
 Investing activities:
   Capital expenditures                             (2,126,900)     (566,800)
   Principal receipt on notes receivable               762,100       180,100
   Purchase of investments                            (453,200)     (554,000)
   Proceeds from sale of property and equipment              --      555,300
						    -----------  ------------
 Net cash used by investing activities              (1,818,000)     (385,400)
						    -----------  ------------
 Financing activities:
   Payments on long-term debt                         (272,400)   (1,184,900)
   Construction draw on capital lease                  500,100            --
   Payments on capital lease                            (2,000)           --
   Proceeds from the issuance of common stock           50,600         8,200
						    -----------  ------------
 Net cash provided (used) by financing activities      276,300    (1,176,700)
						    -----------  ------------
 Net (decrease) increase in cash and cash equivalents (556,900)      192,000
 Cash and cash equivalents - beginning of period     1,750,800       711,400
						    -----------  ------------
 Cash and cash equivalents - end of period          $1,193,900      $903,400
						    ===========  ============
 Supplemental disclosures of cash flow information:
     Cash paid during the period for interest       $1,173,500    $1,045,200
						    ===========  ============
     Cash paid during the period for income taxes     $181,000       $38,000
						    ===========  ============


See accompanying notes to consolidated financial statements.