Form 10-K
period 1997-12-31
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1998-03-31
CIK 784539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               YES [ ]   NO [X]

As of March 5, 1998, 2,367,768 shares of Common Stock of the registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on March 5, 1998, as reported in The Wall Street Journal) held by non-affiliates of the registrant was approximately $3,462,823.

                       Documents Incorporated by Reference

Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

General

     Family Steak Houses of Florida, Inc. ("Family" or the "Company"), is the sole franchisee of Ryan's Family Steak House restaurants ("Ryan's restaurants") in the State of Florida.

     The Company's first Ryan's restaurant was opened in Jacksonville, Florida, in May 1982. As of December 31, 1997, the Company operated 25 Ryan's restaurants in Florida, including nine in north Florida and sixteen in central and west Florida.

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

     The Company operates its Ryan's restaurants under a Franchise Agreement with Ryan's Family Steak Houses, Inc., ("Ryan's", or the "Franchisor") which grants the Company the exclusive right to operate Ryan's Family Steak House restaurants throughout North and Central Florida.

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

     In 1996, the Company and the Franchisor amended the Franchise Agreement. The amended agreement requires the Company to pay a royalty fee of 3.0% through December 2001 and 4.0% thereafter on the gross receipts of each Ryan's Family Steak House restaurant. Total royalty fee expenses were $1,108,400, $1,138,600, and $1,263,200, for the fiscal years ended December 31, 1997, January 1, 1997, and January 3, 1996, respectively.

     The Franchise Agreement requires the Company to operate a minimum number of Ryan's restaurants on December 31 of each year. The Company has listed six restaurants for sale. Failure to operate the minimum number of restaurants could result in the loss of exclusivity rights to the Ryan's concept in the Company's north and central Florida territory. The following schedule outlines the number of Ryan's restaurants required to be operated by the Company on December 31 of each year under the Franchise Agreement:

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
      2001 and subsequent years      Increases by one each year

     Prior to July 1994, the Company held exclusive franchise rights to build Ryan's restaurants in the State of Florida, with the exception of Panama City, Florida and Escambia County, Florida, where the Franchisor has the right to operate Ryan's restaurants. In July 1994 the Company relinquished the franchise rights to most counties in northwest Florida and south Florida in exchange for forgiveness of $500,000 in past due royalty fees. The Company has the right to repurchase the exclusive franchise rights to these counties for $500,000 at any time prior to June 30, 1998. In addition, the Franchisor agreed not to develop any Ryan's restaurants in the south Florida territory prior to June 30, 1996. Ryan's has not developed any restaurants in Florida as of March 13, 1998.

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

Operations of Ryan's Restaurants

     Format. As of March 5, 1998, 24 of the Company's Ryan's restaurants are located in free-standing buildings which vary in size from 7,500 to 12,000 square feet. One of the Company's Ryan's restaurants is located in a mall. Each restaurant is constructed of brick or stucco walls, interior and exterior, with exposed woodwork. The interior of each Ryan's restaurant contains a dining room, a customer ordering area, and a kitchen. The dining rooms seat a total of between 270 and 500 persons and highlight centrally located, illuminated scatter bars or Mega Barstm and a fresh bakery bar. Each Ryan's restaurant has parking for approximately 100 to 175 cars on lots of overall size of approximately 50,000 to 70,000 square feet.

     The Ryan's restaurants operate seven days a week. Typical hours of operation are from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m.,

Friday and Saturday. Restaurants that serve brunch open at 8:00 a.m. Saturday and Sunday. In a Ryan's restaurant, the customer enters the restaurant, orders from the menu, and then enters the dining room. Beverages are brought to the table by servers. Entrees are cooked to order. The customer ordering the salad bar is given unlimited access to the scatter bars or Mega Barstm and the bakery dessert bar. Customers receive table service of the entree and beverage refills. For the fiscal year ended December 31, 1997, the average weekly customer count per restaurant was approximately 4,730 and the average meal price (including beverage) was approximately $6.00.

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

     Each restaurant management group reports to a supervisor. Presently, the supervisors each oversee the operations of six to seven restaurants. The supervisors report directly to the Director of Operations. Communication and support from all departments in the Company are designed to assist the supervisors in responding promptly to local problems and opportunities.

     All restaurant managers and supervisors participate in incentive programs based upon the profitability of their restaurants and upon the achievement of certain pre-set goals. The Company believes these incentive programs enable it to operate more efficiently and to attract qualified managers.

     Purchasing, Quality and Cost Control. The Company has a centralized purchase control program which is designed to ensure uniform product quality in all restaurants. The program also helps to maintain reduced food, beverage, and supply costs. The Company purchases approximately 95% of the products used by the Company's restaurants through the centralized purchase control program. USDA choice grain-fed beef, the Company's primary commodity, is closely monitored by the Company for advantageous purchasing and quality control. The Company purchases beef through various producers and brokers both on a contract basis and on a spot basis. Beef and other products are generally delivered directly to the restaurants three times weekly, except for fresh produce, which is delivered three to five times per week. The Company believes that satisfactory sources of supply are available for all the items it regularly uses.

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

Development

     General. The Company operated 25 Ryan's restaurants as of March 17, 1998.

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

     The Company generally constructs its Ryan's restaurants using its contracting subsidiary. For a new restaurant scheduled to be opened in 1998, the Company may engage the Franchisor to serve as its general contractor to enable the Company to take advantage of the Franchisor's purchasing power with respect to construction material, and labor and its expertise in restaurant
construction.   Management
believes that by performing site selection and restaurant construction internally or through the Franchisor, the Company can maintain better control of site selection, real estate cost and construction performance. While the Company has not required performance and payment bonds, it undertakes to closely supervise and monitor all construction and confirm payment of subcontractors and suppliers. New Ryan's restaurants generally are completed within three months of the date on which construction is commenced.

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

Joint Venture

     In December 1994, the Company formed a new subsidiary, Family Steak JV, Inc. which aquired a 50% ownership in a Florida limited liability company, Cross Creek Barbeqe, L.C. ("Cross Creek"), for the purpose of opening a new restaurant. The Company contributed certain furnishings, fixtures, and equipment owned by its Wrangler's Roadhouse, Inc. subsidiary ("Wrangler's") to Cross Creek and the other 50% owner of Cross Creek contributed the cash necessary to remodel and open the new Cross Creek restaurant. As a result of unsatisfactory operational performance, the Company sold its interest in the Cross Creek restaurant in July 1995. Wrangler's leased the land and building to Cross Creek until May 1996, when it sold them at a gain of approximately $5,000.

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

     The amount of new competition near Company restaurants increased significantly in 1997. The increased competition had a significant negative impact on sales in 1997. Management has developed a plan to attempt to reduce the negative impact on sales from new competition, but there can be no assurance that sales trends will improve. In addition, the Franchisor has the right to operate restaurants in several other west Florida and south Florida counties.

Employees

     As of December 31, 1997, the Company employed approximately 1,300 persons, of whom approximately 50% are considered by management as part-time employees. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

Executive Officers

     The following persons were executive officers of the Company effective December 31, 1997:

     Lewis E. Christman, Jr., age 78, has been President and Chief Executive Officer of the Company since April 1994. Mr. Christman was hired as a consultant to oversee and direct the Company's purchasing program in January 1994 and has been a Director of the Company since May 1993. In addition, Mr. Christman serves as President of each of the Company's subsidiaries. Mr. Christman has been a partner in East Coast Marketing since 1990. From 1979 to 1989, Mr. Christman served as Chairman of the Board of Neptune Marketing, Inc., a food brokerage company.

     Edward B. Alexander, age 39, has been Vice President of Finance since December 1996, and was Secretary and Treasurer of the Company from November 1990 to December 1996. In addition, Mr. Alexander was appointed to the Board of Directors in May 1996, and serves as Secretary of each of the Company's subsidiaries. Mr. Alexander served as controller of the Company from January 1989 to April 1990. From April 1985 until December 1988, Mr. Alexander was employed as controller for Mac Papers, Inc., a wholesale paper products distributor. Prior to April 1985, Mr. Alexander served as a senior accountant for the accounting firm of Touche Ross & Co.

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

     The Company believes that it is in substantial compliance with all applicable federal, state and local statutes, regulations and ordinances and that compliance has had no material effect on the Company's capital expenditures, earnings or competitive position, and such compliance is not expected to have a material adverse effect upon the Company's operations. The Company, however, cannot predict the impact of possible future legislation or regulation on its operations.

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

     In December 1996, the Company entered into a Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs eighteen Promissory Notes payable to FFCA totaling $14,681,400 at December 31, 1997. Each note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. In November 1997, the Company prepaid one of the Notes in full in the amount of approximately $440,000. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages.

     The Company used the proceeds of the Promissory Notes to retire its notes with Cerberus Partners, L.P. ("Cerberus") and its loan with the Daiwa Bank Limited and SouthTrust Bank of Alabama, N.A. The Company realized a discount on the retirement of the Cerberus notes, which was partially offset by unamortized debt issuance costs. The resulting gain of $348,500 net of income taxes, was accounted for in 1996 as an extraordinary item. In addition, the Company retired warrants for 210,000 shares of the Company's common stock previously held by Cerberus. Cerberus continues to hold warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $2.00 per share.

     Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it may borrow up to an additional $4,640,000. This additional financing would be evidenced by four additional Promissory Notes secured by mortgage on four Company restaurant properties. The terms and interest rate of this loan agreement are identical to the loan agreement described above. The Company borrowed $1,290,000 under this agreement in
February 1998, secured by a mortgage on one restaurant property. The availability of new borrowings under this agreement is currently scheduled to expire in June 1998.

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


     In January 1998, the Company entered into a lease agreement for a new restaurant expected to be opened in June 1998. The Company has also entered into an agreement, subject to its ability to obtain a building permit, to purchase land for $590,000 for another restaurant scheduled to open sometime in 1998.

     As of March 17, 1998, the Company operated 25 Ryan's restaurants. The specific rate at which the Company is able to open new restaurants will be determined by its ability to locate suitable sites on satisfactory terms, raise the necessary capital, secure appropriate governmental permits and approvals and recruit and train management personnel.

     As of December 31, 1997, the Company owned the real property on which 22 of its restaurants were located. Seventeen of these properties were subject to mortgages securing the FFCA notes.

     The Company leases the real property on which three of its restaurants are located. Those restaurants are located in Jacksonville, Clearwater and Brooksville, Florida. The Company also leases two buildings in Jacksonville, Florida for its executive offices.

     On May 13, 1997, the Company received notice from Aetna Life Insurance Company, the mortgage holder of the mall property at which the Company's Clearwater, Florida restaurant is located, that Aetna intended to foreclose on the property due to a default by the landlord on the mortgage. In September 1997, Aetna was granted a Motion for

Summary Judgement of Foreclosure by the Circuit Court of the Sixth Judicial Court in Pinellas County. This Motion indicates that Aetna's rights under the mortgage are superior to the Company's leasehold interest. It is uncertain whether this action could allow Aetna to evict the Company from the Clearwater location. An eviction would result in a write-off of approximately $350,000 of leasehold improvements. The Company intends to vigorously defend its interest in this matter. However, there can be no assurance that the Company will be successful in this defense.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various pending legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate disposition of currently pending claims and litigation will not have material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On  February  24,  1998,  the  Company  held  a  Special   Meeting  of
          Shareholders to approve a one-for-five reverse split of the Company's Common Stock.

     (b) The following table sets forth the number of votes for, against or withheld regarding the proposal:

          For                       Against                    Abstain

          6,930,517                 1,162,674                  38,377

          The proposal obtained a majority vote of the Company's outstanding shares, and therefore was passed.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The  information  contained  under the caption  "Common  Stock Data" in the
Company's  1997  Annual  Report  to  Shareholders  is  incorporated   herein  by
reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information contained under the caption "Five-Year Financial Summary" in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants as contained in the Company's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors contained under the caption "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 1998, is incorporated herein by reference.

     The information regarding executive officers is set forth in Item 1 of this report under the caption "Executive Officers."

     The information regarding reports required under section 16(a) of the Securities Exchange Act of 1934 contained under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission prior to April 10, 1998 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Pay" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Election of Directors Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 1998, is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. The financial statements listed below are filed with this report on Form 10-K or are incorporated herein by reference from the Company's 1997 Annual Report to Shareholders. With the exception of the pages listed below, the 1997 Annual Report to Shareholders is not deemed "filed" as a part of this report on Form 10-K.

                                                       Page
                                                     Reference
                                               ----------------------
                                               Form         1997
                                               10-K     Annual Report
                                               ----     -------------

Consent of Independent Certified
  Public Accountants                           F-1
Independent Auditors Report                                  27
Consolidated Statements of Operations                        10
Consolidated Balance Sheets                                  11

Consolidated Statements of Share-
  holders' Equity                                            12
Consolidated Statements of Cash Flows                        13
Notes to Consolidated Financial
  Statements                                                 14

(a)2. No financial statement schedules have been included since the required information is not applicable or the information required is included in the financial statements or the notes thereto.

(a)3. The following exhibits are filed as part of this report on Form 10-K, and this list comprises the Exhibit Index.

         No.        Exhibit
         ---        -------

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

         3.06 Shareholder Rights Agreement, dated March 19, 1997, by and between Family Steak Houses of Florida, Inc. and Chase Mellon Shareholder Services, LLC (Exhibit 1 to the Company's Form 8-A, filed with the Commission on March 19, 1997, is incorporated herein by reference.)

         3.07 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3 to the Company's Form 8-A filed with the Commission on March 19, 1997, is incorporated herein by reference.)

         3.08 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc.

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

        10.06 Amendment of Franchise Agreement between Ryan's Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit
                    10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference).

        10.07 Agreement between the Company and Kraft Foodservice, Inc., as the Company's primary food product distribution. (Exhibit
                    10.06 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference).

        10.08 Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference).

        10.09 Rent Addendum to Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference).

        10.10 Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated October 3, 1996. (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference).

        10.11 $15.36m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit
                    10.18 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference).

        10.12 $4.64m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed with the
                    Commission on April 1, 1997 is hereby incorporated by reference).

        10.13 Form of Promissory Note between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit
                    10.20 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference).

        10.14       Form of  Mortgage  between  the  Company  and FFCA  Mortgage
                    Corporation, dated December 18, 1996 (Exhibit 5 to the Company's Schedule 14D-9, filed with the Commission on March 19, 1997 is hereby incorporated by reference).

        10.15 Form of Mortgage between the Company and FFCA Mortgage Corporation, dated March 18, 1996. (Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed with the
                    Commission on April 1, 1997 is hereby incorporated by reference).

        10.16 Employment agreement between the Company and Edward B. Alexander, dated as of January 26, 1998.

        10.17 Employment agreement between the Company and Lewis E. Christman, Jr., dated as of January 26, 1998.

        10.18 Standstill and Settlement Agreement between the Company and Bisco Industries, Inc. (and affiliates) dated February 24, 1998. (The Company's Form 8-K filed with the Commission on March 6, 1998 is hereby incorporated by reference).

        10.19 Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. for a new restaurant scheduled to be opened in 1998.

        10.20 Contract dated April 29, 1997 between the Company and sellers for purchase of land for a new restaurant scheduled to be opened in 1998.

        13.01       1997 Annual Report to Shareholders.

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

(d)  None.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' CONSENT


We consent to the incorporation by reference in this Annual Report of Family Steak Houses of Florida, Inc. on Form 10-K of our report dated March 6, 1998, appearing in the 1997 Annual Report to Shareholders of Family Steak Houses of Florida, Inc.

We additionally consent to the incorporation by reference in Registration Statement No. 33-11684 pertaining to the 1986 Employee Incentive Stock Option Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated March 6, 1998 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended December 31, 1997.

We further consent to the incorporation by reference in Registration Statement No. 33-12556 pertaining to the 1986 Stock Option Plan for Non-Employee Directors of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated March 6, 1998 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended December 31, 1997.

We further consent to the incorporation by reference in Registration Statement No. 33-62101 pertaining to the 1996 Long Term Incentive Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated March 6, 1998 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended December 31, 1997.



Deloitte & Touche LLP


Jacksonville, Florida
March 30, 1998

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FAMILY STEAK HOUSES OF FLORIDA, INC.


Date:   March 26, 1998                BY: /s/ Lewis E. Christman, Jr.
                                          ---------------------------
                                          Lewis E. Christman, Jr., President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                       Title                        Date
---------                       -----                        ----


/s/ Lewis E. Christman, Jr.     President (Principal         March 26, 1998
---------------------------     Executive Officer
Lewis E. Christman, Jr.         and Director)



/s/ Edward B. Alexander         Vice President and Director  March 26, 1998
-----------------------         (Principal Financial and
Edward B. Alexander             Accounting Officer)



/s/ Robert J. Martin            Director                     March 26, 1998
--------------------
Robert J. Martin


/s/ Joseph M. Glickstein, Jr.   Director                     March 26, 1998
-----------------------------
Joseph M. Glickstein, Jr.

/s/ Richard M. Gray             Director                     March 26, 1998
-------------------
Richard M. Gray


/s/ Glen F. Ceiley              Director                     March 26, 1998
------------------
Glen F. Ceiley


/s/ Jay Conzen                  Director                     March 26, 1998
--------------
Jay Conzen