Form 10-K/A
period 1997-12-31
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1998-04-28
CIK 784539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-K/A

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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



                                     PART II

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


          3.08 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Form 10-K filed with the Commission on March 31, 1998 is incorporated by reference.)


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


        10.16 Employment agreement between the Company and Edward B. Alexander, dated as of January 26, 1998. (Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference.)

        10.17 Employment agreement between the Company and Lewis E. Christman, Jr., dated as of January 26, 1998. (Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference.)


        10.18 Standstill and Settlement Agreement between the Company and Bisco Industries, Inc. (and affiliates) dated February 24, 1998. (The Company's Form 8-K filed with the Commission on March 6, 1998 is hereby incorporated by reference).


        10.19 Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. for a new restaurant scheduled to be opened in 1998. (Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference.)

        10.20 Contract dated April 29, 1997 between the Company and sellers for purchase of land for a new restaurant scheduled to be opened in 1998. (Exhibit 10.20 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference.)


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



Deloitte & Touche LLP


Jacksonville, Florida
April 28, 1998

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      FAMILY STEAK HOUSES OF FLORIDA, INC.



Date:   April 28, 1998                BY: /s/ Lewis E. Christman, Jr.
                                          ---------------------------
                                          Lewis E. Christman, Jr., President