Form 10-Q
period 1998-04-01
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1998-05-18
CIK 784539

May 15, 1998

OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA  22312-2413



Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc. is the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended April 1, 1998.

This filing is being effected by direct transmission to the Commission's Edgar System.

Very truly yours,



Loretta C. Abbey
Controller



                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarter ended April 1, 1998

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

                           Yes X    No_____


Title of each class                  Number of shares outstanding

   Common Stock                                 2,368,668
  $0.01 par value                            As of May 8, 1998

                 FAMILY STEAK HOUSES OF FLORIDA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 1,1998

                            (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the thirteen week period ended April 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1998. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen weeks ended April 1, 1998 and April 2, 1997 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended April 1, 1998 versus April 2, 1997

     The Company experienced a decrease in total sales during the first thirteen weeks of 1998 compared to the first thirteen weeks of 1997. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the first quarter of 1998 decreased 2.8% from the same period in 1997, compared to a decrease of 5.2% from 1997 as compared to 1996.

     Management believes that the decrease in same-store sales is primarily due to the effects of increasing competition, including several new or remodeled restaurants opened by competitors in areas close to Company restaurants. In addition, Easter Sunday, traditionally one of the Company's best sales days of the year, fell into the second quarter of 1998, but was included in the first quarter results in 1997. Management is seeking to improve sales trends by focusing on improved restaurant operations, remodeling certain restaurants, and devising and implementing competitive strategies to offset the effects of new competition. Management plans to sell restaurants which are not meeting sales and profit expectations, and has listed six restaurants for sale. Proceeds from any sales of restaurants would be used either to build new restaurants with more competitive facilities in superior locations, or to reduce long-term debt.

     Due primarily to the negative effects of increasing competition on the Company's sales and profitability, in March 1998 the Company announced that it had retained an investment banking firm specializing in the restaurant industry to assist the Company in identifying and evaluating strategic opportunities which would enhance shareholder value. This process was continuing as of May 8, 1998. The Company intends to evaluate any strategic opportunities recommended by the investment banking firm, and to pursue such strategies it deems appropriate. However, there can be no assurance that a restructuring or transaction will result from this process.

     The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents, and licenses. The Company's food, beverage, payroll, and employee benefit costs as a percentage of sales are believed to be higher than the industry average, due to the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 85.7% in the first quarter of 1998 from 84.5% in same quarter of 1997.

     Food and beverage costs as a percentage of sales were 38.7% in 1998 and 1997. Payroll and benefit costs as a percentage of sales increased to 27.7% in 1998 from 27.4% in 1997, primarily due to a reduction in the Company's worker's compensation accrual in the first quarter of 1997.

     Depreciation and amortization expenses increased from 3.9% in 1997 to 4.4% in 1998, primarily due to additions to property and equipment over the last twelve months.





     General and administrative expenses as a percentage of sales increased to 5.8% in the first quarter of 1998 from 5.6% in the same quarter in 1997. This increase was primarily due to costs associated with the Company's reverse stock split approved by the Company's shareholders in February 1998, and to expenses associated with the retention of an investment banking firm.

     Interest expense was $395,500 in the first quarter of 1998 versus $390,500 in the same quarter of 1997. The increase was due to borrowing of $1.3 million under the Company's credit facility in February 1998.

     The effective income tax rates for the first three months of 1997 and 1998 were 20.0%.

     Net earnings were $164,600 and $352,800 in the first quarters of 1998 and 1997, respectively. Earnings per share assuming dilution for the quarter were 7 cents in 1998 compared to 15 cents in 1997.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended April 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1998.

Recent Developments

     The Company began construction of a restaurant in April
1998, which management expects to open in June 1998. In addition, the Company expects to begin the construction of a second restaurant by June 1998, which should open by the end of 1998.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At April 1, 1998, the Company had a working capital deficit of $7,100 compared to a working capital deficit of $1,794,700 at December 31, 1997. The increase in working capital during the first three months in 1998 was due primarily to increases in cash provided from new borrowings under the Company's long-term debt agreement and cash provided by operating activities during the first quarter of 1998.

     Cash provided by operating activities decreased 15.5% to $1,022,500 in the first quarter of 1998 from $1,209,100 in the first quarter of 1997, due to lower earnings in 1998.



     The Company spent approximately $372,800 in the first quarter of 1998 and $939,700 in the first quarter of 1997 for equipment and improvements. Capital expenditures for new restaurant construction, remodeling and equipment in 1998 are estimated to be $4,100,000. The Company projects that proceeds from the Company's financing agreements, sales leaseback financing and cash generated from operations will be sufficient to fund these improvements.

     In December 1996, the Company entered into a $15.36 million Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs eighteen Promissory Notes payable to FFCA. Each
Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of April 1, 1998, the outstanding balance due under the loan was $14,583,300.

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

     Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it may borrow up to an additional $4,640,000 through September 1998. This additional financing would be evidenced by four additional Promissory Notes secured by mortgages on four Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the loan agreement described above. The Company borrowed $1,290,000 under the agreement in February 1998, secured by a mortgage on one restaurant property. As of April 1, 1998, the outstanding balance due under this loan was $1,288,500.




PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          At a Special Meeting of Shareholders held on February 24, 1998, the Company's shareholders approved a one-for-five reverse split of the Company's common stock in order to satisfy the minimum $1.00 bid price required under recently revised NASDAQ National Market listing rules. The Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock to four million (4,000,000) and implemented the reverse split effective March 4, 1998. In connection with the reverse split, as provided under the Rights Agreement (the "Rights Agreement") with ChaseMellon Shareholder Services, LLC, the number of rights issuable with each share of common stock was adjusted so that five rights are delivered with each share of common stock.

          Pursuant to the Standstill and Settlement with Bisco and its affiliates, on February 27, 1998, the Company sold 141,340 shares of its common stock to Bisco at a purchase price of $2.16, which was the average closing price of the Company's common stock for the ten trading days immediately preceding the date of the sale. The total price paid by Bisco to the Company was $305,312. These shares of common stock were sold without registration since the sale did not involve a public offering within the meaning of Section 4(2) of the Securities Act of 1933.

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


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are filed as part of the report on Form 10-Q, and the list comprises the
               Exhibit Index.

               First Amendment to Shareholder Rights Agreement dated February 25, 1998 by and between Family Steak Houses of Florida, Inc. and ChaseMellon Shareholder Services, Inc. as Rights Agreement.



               (b)  Reports on Form 8-K

                    Form 8-K dated March 6, 1998 announcing
                    approval by shareholders of a reverse stock split effective March 4, 1998, and announcing execution of a one-year Standstill and Settlement Agreement with Bisco Industries and its affiliates.



27.01   Financial Data Schedule




                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FAMILY STEAK HOUSES OF FLORIDA, INC.
                              (Registrant)


                              _________________________
                              /s/ Lewis E. Christman, Jr.
Date: May 15, 1998            Lewis E. Christman, Jr.
                              President
                              (Chief Executive Officer)


                              _________________________
                              /s/ Edward B. Alexander
Date: May 15, 1998            Edward B. Alexander
                              Vice President of Finance
                              (Principal Financial and Accounting
                              Officer)






Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)

                                             For The Quarters Ended
                                             ---------------------
                                             April 1,     April 2,
                                               1998         1997
                                             ---------------------
Sales                                        9,990,600  10,559,100

Cost and expenses:
 Food and beverage                           3,867,500   4,088,200
 Payroll and benefits                        2,765,000   2,897,400
 Depreciation and amortization                 438,300     415,100
 Other operating expenses                    1,489,900   1,517,200
 General and administrative expenses           584,400     587,800
 Franchise fees                                299,600     316,600
 Loss from disposition of equipment             41,200      17,300
                                             ----------  ---------
                                             9,485,900   9,839,600

   Earnings from operations                    504,700     719,500


Interest and other income                       96,400     112,000
Interest expense                              (395,500)   (390,500)
                                             ----------  ---------

  Earnings before income taxes                 205,600     441,000
Provision for income taxes                      41,000      88,200
                                             ----------  ---------

     Net earnings                             $164,600    $352,800
                                             ==========  =========


Basic earnings per share                         $0.07       $0.16
                                             ==========  =========

Diluted earnings per share                       $0.07       $0.15
                                             ==========  =========


See accompanying notes to consolidated financial statements.






Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)

                                             April 1,    December 31
                                               1998          1997
                                             ==========  ===========
ASSETS
Current assets:
  Cash and cash equivalents                  $2,916,300      $696,000
  Investments                                   600,300       600,300
  Receivables                                    58,500        93,200
  Income taxes receivable                       182,900       297,900
  Current portion of mortgages                   67,000       124,900
  Inventories                                   255,900       280,500
  Prepaid and other current assets              360,300       311,200
                                             -----------  -----------
    Total current assets                      4,441,200     2,404,000

Mortgages receivable                            291,000       308,700

Property and equipment:
  Land                                        9,088,300     9,088,300
  Buildings and improvements                 19,990,300    19,908,900
  Equipment                                  13,286,300    13,151,600
                                             -----------  -----------
                                             42,364,900    42,148,800
  Accumulated depreciation                  (16,160,300)  (15,848,500)
                                             -----------  -----------
          Net property and equipment         26,204,600    26,300,300


Property held for resale                        552,800       552,800
Other assets, principally deferred charges,
  net of accumulated amortization               787,300       767,000
                                             ----------  ------------
                                            $32,276,900   $30,332,800
                                             ==========  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $1,666,200    $1,287,000
  Accrued liabilities                         2,500,700     2,630,300
  Current portion of long-term debt             278,900       278,900
  Current portion of obligation under
   capital lease                                  2,500         2,500
                                             -----------  -----------
       Total current liabilities              4,448,300     4,198,700

Long-term debt                               15,592,900    14,402,800
Obligation under capital lease                1,055,400     1,056,000
Deferred revenue                                 58,100        30,800
                                             -----------  -----------
    Total liabilities                        21,154,700    19,688,300



Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                 --            --
  Common stock of $.01 par;
   authorized 20,000,000 shares;
    outstanding  2,367,800 in 1998
     and 2,206,000 shares in 1997                24,100        22,200
Additional paid-in capital                    8,567,200     8,256,100
Retained earnings                             2,530,900     2,366,200
                                             -----------  -----------
   Total shareholders' equity                11,122,200    10,644,500
                                             -----------  -----------
                                            $32,276,900   $30,332,800
                                             ===========  ===========

See accompanying notes to consolidated financial statements.





Family Steak Houses of Florida, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

                                               For the Quarter Ended
                                              =======================
                                                April 1,    April 2,
                                                 1998        1997
                                              ========================
Operating activities:
  Net earnings                                $164,600     $352,800
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
   Depreciation and amortization               438,300      415,100
   Directors' fees in the form of
    stock option                                 7,500        5,000
   Amortization of loan fees                     5,800        5,500
   Loss on disposition of equipment             41,200       17,300
   Decrease (increase) in:
     Receivables                                34,700         (700)
     Income taxes receivable                   115,000         --
     Inventories                                24,600      (62,400)
     Prepaids and other current assets         (49,100)      (5,200)
     Other assets                              (37,000)     (50,800)
   Increase (decrease) in:
     Accounts payable                          379,200      452,900
     Accrued liabilities                      (129,600)      98,400
     Income taxes payable                        --         (30,300)
     Deferred revenue                           27,300         --
     Deferred income taxes                       --          11,500
                                             ----------  ----------
Net cash provided by operating activities    1,022,500    1,209,100
                                             ----------  ----------
Investing activities:
  Proceeds from notes receivable                75,600       29,200
  Purchase of investments                        --        (493,600)
  Capital expenditures                        (372,800)    (939,700)
                                             ----------  ----------
Net cash used by investing activities         (297,200)  (1,404,100)
                                             ----------  ----------

Financing activities:
  Payments on long-term debt                   (99,900)    (147,900)
  Construction draw on capital lease             --         500,100
  Proceeds from issuance of long-term debt   1,290,000         --
  Payments on capital lease                       (600)        (600)
  Proceeds from the issuance of common stock   305,500       30,400
                                             ----------  ----------

Net cash provided by financing activities    1,495,000      382,000
                                             ----------  ----------

Net increase in cash and cash equivalents    2,220,300      187,000
Cash and cash equivalents - beginning of
   period                                      696,000    1,750,800
                                             ----------  ----------

Cash and cash equivalents - end of period   $2,916,300   $1,937,800
                                             ==========  ==========

Supplemental disclosures of cash flow information:

Cash paid during the quarter for interest     $509,112     $397,000
                                             ==========  ===========

Cash paid during the quarter for income taxes    --        $107,000
                                             ==========  ===========

See accompanying notes to consolidated financial statements.