Form 10-Q
period 1998-07-01
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1998-08-17
CIK 784539

August 17, 1998



OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA  22312-2413

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc. is the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended July 1, 1998.

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

                     For the Quarter ended July 1, 1998

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

                           Yes  X     No_____


   Title of each class                     Number of shares outstanding

      Common Stock                                   2,370,200
    $0.01 par value                            As of August 6, 1998



                   FAMILY STEAK HOUSES OF FLORIDA, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              July 1, 1998

                              (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended July 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1998. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen weeks ended July 1, 1998 and July 2, 1997 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended July 1, 1998 versus July 2, 1997

     The Company experienced an increase in total sales during the second thirteen weeks of 1998 compared to the second thirteen weeks of 1997. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the second quarter of 1998 increased 1.1% from the same period in 1997, compared to a decrease of 8.9% from 1997 as compared to 1996. In addition to the same-store sales increase, total sales increased due to the opening of a new store in June 1998.

     Management believes that the increase in same-store sales is primarily due to significant increases in sales at certain restaurants remodeled by the Company. These remodels included installation of scatter bars at three restaurants, which resulted in same-store sales gains at these locations in excess of 20%. These increases were somewhat offset by decreases in sales at other Company restaurants caused by the effects of increasing competition, including several new or remodeled restaurants opened by competitors in areas close to Company restaurants. Management is seeking to improve sales trends by focusing on improved restaurant operations, retraining restaurant employee staffs, remodeling one additional restaurant, and devising competitive strategies to offset the effects of new competition.
Management plans to sell restaurants which are not meeting sales and profit expectations, and has listed six restaurants for sale. Proceeds from any sales of restaurants would be used either to reduce long-term debt or build new restaurants with more competitive facilities in superior locations.

     Due primarily to the negative effects of increasing competition on the Company's sales and profitability, in March 1998 the Company announced that it had retained an investment banking firm specializing in the restaurant industry to assist the Company in identifying and evaluating strategic opportunities which would enhance shareholder value. The Company intends to continue to evaluate strategic opportunities recommended by the investment banking firm, and to pursue such strategies it deems appropriate. However, there can be no assurance that a restructuring or transaction will result from this process.

     Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. If year-to-date sales trends continue, the Company would likely incur losses in the third and/or fourth quarters.

     The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 87.1% in the second quarter of 1998, from 89.0% in the same quarter of 1997, primarily due to a decrease in payroll and benefits costs as a percentage of sales.

     Food and beverage costs as a percentage of sales decreased to 39.2% in the second quarter of 1998 from 39.5% in the same period of 1997, primarily due to sales price increases implemented by the Company.

     Payroll and benefits as a percentage of sales decreased from 29.1% in the second quarter of 1997 to 27.8% in the same quarter of 1998, primarily due to improved results in the Company's workers' compensation experience.

     Other operating expenses as a percentage of sales decreased to 15.6% in the second quarter of 1998 from 15.9% in 1997, primarily due to a reduction in costs for rented equipment. Depreciation and amortization remained consistent at 4.6% as a percentage of sales in the second quarter of 1998 compared to 1997.

     General and administrative expenses as a percentage of sales were 6.4% in the second quarter of 1998, compared to 7.9% in the same quarter of 1997. The decrease was due to costs incurred in 1997 in response to an unsolicited tender offer. Interest expense increased to $412,900 during the second quarter of 1998 from $398,400 in 1997. The increase was due primarily to the borrowing of $1.3 million under the Company's credit facility in February 1998.

     The effective income tax rates for the quarters ended July 1, 1998 and July 2, 1997 were 20.0% and (20.0%), respectively.

     Net earnings for the second quarter of 1998 were $23,400, compared to a net loss of $254,100 in 1997. Earnings per share were $0.01 for 1998, compared to net loss per share of $.12 in 1997. The loss in the second quarter of 1997 was primarily due to the costs associated with the unsolicited tender offer, and to the decline in same-store sales.

Six Months Ended July 1, 1998 versus July 2, 1997

     For the six months ended July 1, 1998, total sales decreased 1.6% compared to the same period of 1997. Same-store sales decreased 1.0% for the six months ended July 1, 1998. Management believes the decrease was primarily due to increased competition.

     Food and beverage costs for the six month period ended July 1, 1998 was 39.0%, compared to 39.1% for the same period in 1997. Payroll and benefits decreased from 28.2% in 1997 to 27.7% in 1998. The decrease was primarily due to improved results in the Company's workers' compensation experience.

     For the six months ended July 1, 1998, other operating expenses increased to 15.2% from 15.1% in 1997, primarily due to higher advertising costs. Depreciation and amortization increased as a percentage of sales for the six month period ended July 1, 1998, compared to the same period of 1997, due to additions to property and equipment over the past year.

     For the six months ended July 1, 1998, general and administrative expenses decreased to 6.1% of sales from 6.7% for the same period in 1997, due to costs incurred in 1997 associated with an unsolicited tender offer. Interest expense increased for the first six months of 1998 to $808,400 from $788,900 for the same period in 1997, due to additional interest cost from the borrowing of $1.3 million under the Company's credit facility in February 1998.

     The effective income tax rates for the six-month periods ended July 1, 1998 and July 2, 1997 were 20.0% and (20.0%), respectively.

     Net earnings for the six months ended July 1, 1998 were $188,000, or $.08 per share, compared to net earnings of $98,700, or $.04 per share for the same period in 1997.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operatiing results for the quarter ended July 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1998.

Recent Developments

Possible Delisting of Securities from The Nasdaq Stock Market

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

     On August 12, 1998 the Company received notice from Nasdaq that it was not in compliance with the public float requirement. According to Nasdaq, if the Company's public float does not reach the required $5.0 million for 10 consecutive trading days before November 9, 1998, the Company's stock will be delisted from the Nasdaq market. The Company may request a hearing to attempt to maintain its listing prior to the November 9th deadline. There can be no assurance that such a hearing would be successful, or that the Company will be able to maintain its listing on Nasdaq.

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

     At July 1, 1998, the Company had a working capital deficit of $1,638,700, compared to a working capital deficit of $1,794,700 at December 31, 1997. The decrease in the working capital deficit during the first six months in 1998 was due primarily to cash generated from operations.

     Cash provided by operating activities increased to $1,959,200 in the first six months of 1998 from $1,151,800 in the same period of 1997 This increase is primarily due to decreases in certain current assets and to increases in certain current liabilities in 1998.

     The Company spent approximately $2,342,900 in the first six months of 1998 for land, leasehold improvements, and restaurant equipment and improvements. Total capital expenditures for 1998, based on present costs and plans for expansion, are estimated to be $4,800,000. The Company projects that cash generated from operations plus additional borrowing of $1,300,000 under the Company's credit facility will be sufficient to fund these improvements.

     In December 1996, the Company entered into a $15.36 million Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs eighteen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of July 1, 1998, the outstanding balance due under the loan was $14,506,700.

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

     Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it was entitled to borrow up to an additional $4,640,000. This additional financing would be evidenced by four additional Promissory Notes secured by mortgages on four Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the loan agreement described above. The Company borrowed $1,290,000 under the agreement in February 1998, secured by a mortgage on one restaurant property. The Company expects to borrow an additional $1,300,000 under the agreement in August 1998, secured by two restaurant properties. As of July 1, 1998, the outstanding balance under this loan was $1,283,500.

The Company's ability to initiate any additional borrowing (after the $1,300,000 in August 1998) under the $4.6 million loan agreement has expired. The Company's ability to build additional new restaurants or make other capital improvements is dependent on its ability to secure new financing.

Information Systems and the Year 2000

     The Company initiated the process of preparing its computer systems and applications for the year 2000 in January 1998. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. Management expects to have substantially all of the system and application changes identified and in process by the end of 1999 and believes that its level of preparedness is appropriate.

     The Company estimates that the total cumulative cost of the project could range as high as $500,000, which includes both internal and external personnel costs related to modifying the systems as well as the cost of purchasing or leasing capital hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as accrued.

     The costs of the project and the expected completion dates are based on management's best estimates.


PART II.     OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On June 26, 1998, the Company held its annual meeting of shareholders to elect directors to serve for the upcoming year.

         (b) The following table sets forth the number of votes for and against each of the nominees for director.

         Nominee                   For          Withheld

         Edward B. Alexander       1,977,308    38,166
         Glen F. Ceiley            1,972,572    42,902
         Lewis E. Christman, Jr    1,974,796    40,678
         Jay Conzen                1,974,306    41,168
         Joseph M. Glickstein, Jr. 1,973,706    41,768
         Richard M. Gray           1,976,480    38,988
         G. Alan Howard            1,977,506    37,968

         All nominees for director were elected by affirmative vote of a majority of the 2,015,474 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.


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


                          FAMILY STEAK HOUSES OF FLORIDA, INC.
                          (Registrant)




                          /s/ Lewis E.Christman, Jr.
                          ---------------------------------
Date:  August 12, 1998    Lewis E. Christman, Jr.
                          President and CEO



                          /s/ Edward B. Alexander
                          ---------------------------------
Date:  August 12, 1998    Edward B. Alexander
                          Vice President of Finance
                          (Principal Financial and Accounting
                          Officer)





Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)



                                       For The Quarters Ended
                                      ------------------------
                                        July 1,      July 2,
                                         1998        1997
                                      -----------  -----------
Sales                                  $9,703,800   $9,447,200

Cost and expenses:
Food and beverage                       3,803,500    3,728,700
Payroll and benefits                    2,695,000    2,748,000
Depreciation and amortization             444,000      430,100
Other operating expenses                1,510,400    1,497,500
General and administrative expenses       619,300      744,200
Franchise fees                            290,600      283,200
Loss from disposition of equipment         42,300       61,000
                                      -----------  -----------
                                        9,405,100    9,492,700
                                      -----------  -----------

    Earnings (loss) from operations        298,700      (45,500)


Interest and other income                 143,500      126,400
Interest expense                         (412,900)    (398,400)
                                      -----------  -----------

    Earnings (loss) before income taxes    29,300     (317,500)
Provision (benefit) for income taxes        5,900      (63,400)
                                      -----------  -----------

    Net earnings (loss)                   $23,400    ($254,100)
                                      ===========  ===========



Basic earnings per share                    $0.01       ($0.12)
                                      ===========  ===========


Diluted earnings per share                  $0.01       ($0.11)
                                      ===========  ===========


See accompanying notes to consolidated financial statements.



Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)


                                      For The Six Months Ended
                                      ------------------------
                                       July 1,        July 2,
                                        1998           1997
                                      -----------  -----------
Sales                                 $19,694,400  $20,006,300

Cost and expenses:
Food and beverage                       7,671,000    7,816,900
Payroll and benefits                    5,460,000    5,645,400
Depreciation and amortization             882,300      845,200
Other operating expenses                3,000,300    3,014,700
General and administrative expenses     1,203,700    1,332,000
Franchise fees                            590,200      599,800
Loss from disposition of equipment         83,500       78,300
                                      -----------  -----------
                                       18,891,000   19,332,300
                                      -----------  -----------

   Earnings (loss) from operations        803,400      674,000


Interest and other income                 239,900      238,400
Interest expense                         (808,400)    (788,900)
                                      -----------  -----------

   Earnings (loss) before income taxes    234,900      123,500
Provision (benefit) for income taxes       46,900       24,800
                                      -----------  -----------

   Net earnings (loss)                   $188,000      $98,700
                                      ===========  ===========


Basic earnings per share                    $0.08        $0.04
                                      ===========  ===========

Diluted earnings per share                  $0.08        $0.04
                                      ===========  ===========


See accompanying notes to consolidated financial statements.




Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)


                                            July 1,       December 31,
                                             1998              1997
                                          ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                $1,796,700        $696,000
  Investments                                 644,000         600,300
  Receivables                                  68,700          93,200
  Current portion of mortgages receivable      68,000         124,900
  Income taxes receivable                          --         297,900
  Inventories                                 264,500         280,500
  Prepaid and other current assets            293,600         311,200
                                          -----------     -----------

    Total current assets                    3,135,500       2,404,000

Mortgages receivable                          273,900         308,700

Property and equipment:
  Land                                      9,678,500       9,088,300
  Buildings and improvements               22,004,700      19,908,900
  Equipment                                12,454,200      13,151,600
                                          -----------     -----------
                                           44,137,400      42,148,800
Accumulated depreciation                  (16,439,300)    (15,848,500)
                                          -----------     -----------
    Net property and equipment             27,698,100      26,300,300


Property held for sale                        539,600         552,800
Other assets, principally deferred charges,
  net of accumulated amortization             850,100         767,000
                                          -----------     -----------
                                          $32,497,200     $30,332,800
                                          ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $1,877,400      $1,287,000
  Accrued liabilites                        2,534,600       2,630,300
  Income taxes payable                         54,200              --
  Current portion of long-term debt           305,000         278,900
  Current portion of obligation under
    capital lease                               3,000           2,500
                                          -----------     -----------

    Total current liabilities               4,774,200       4,198,700

Long-term debt                             15,485,200      14,402,800
Obligation under capital lease              1,054,300       1,056,000
Deferred revenue                               27,500          30,800
                                          -----------     -----------

    Total liabilities                      21,341,200      19,688,300


Shareholders' equity:
  Preferred stock of $.01 par;
    authorized 10,000,000 shares;
    none issued                                    --              --
  Common stock of $.01 par;
    authorized 4,000,000 shares;
    outstanding 2,370,200 in 1998 and 2,216,200
      shares in 1997                           24,100          22,200
Additional paid-in capital                  8,577,600       8,256,100
Retained earnings                           2,554,300       2,366,200
                                          -----------     -----------

         Total shareholders' equity        11,156,000      10,644,500
                                          -----------     -----------

                                          $32,497,200     $30,332,800
                                          ===========     ===========


See accompanying notes to consolidated financial statements.



Family Steak Houses of Florida, Inc.
Consolidated Statements of Cash Flows
(Unaudited)


                                                   For the Six Months Ended
                                                   ------------------------
                                                    July 1,         July 2,
                                                     1998            1997
                                                   -----------  -----------
Operating activities:
           Net earnings                              $188,000      $98,700
           Adjustments to reconcile net
                  earnings to net cash provided
                  by operating activities:
                  Depreciation and amortization       882,300      845,200
                  Directors' fees in the form of
                  stock options                         7,500       10,000
                  Amortization of loan fees            11,900       11,000
                  Loss on disposal of equipment        83,500       78,300
                  Decrease (increase) in:
                          Receivables                  24,500      (40,400)
                          Income taxes receivable     297,900      (83,000)
                          Inventories                  16,000      (28,900)
                          Prepaids and other
                          current assets               17,600     (138,700)
                          Other assets               (115,600)     (50,900)
                  Increase (decrease) in:
                          Accounts payable            590,400      437,200
                          Accrued liabilities         (95,700)      86,600
                          Income taxes payable         54,200      (84,800)
                          Deferred revenue             (3,300)          --
                          Deferred income taxes          --         11,500
                                                   -----------  ------------
Net cash provided by operating activities           1,959,200    1,151,800
                                                   -----------  ------------

Investing activities:
           Proceeds from notes receivable              91,700       59,000
           (Sale) purchase of investments             (43,700)     492,800
           Proceeds from sale of property
           held for sale                               13,200           --
           Capital expenditures                    (2,342,900)  (1,436,500)
                                                   -----------  ------------
Net cash used by investing activities              (2,281,700)    (884,700)
                                                   -----------  ------------

Financing activities:
           Payments on long-term debt                (181,500)    (211,500)
           Construction draw on capital lease              --      500,100
           Proceeds from issuance of long-term debt 1,290,000           --
           Payments on capital lease                   (1,200)      (1,400)
           Proceeds from the issuance of
           common stock                               315,900       30,600
                                                   -----------  ------------

Net cash provided by financing activities           1,423,200      317,800
                                                   -----------  ------------

Net increase in cash and cash equivalents           1,100,700      584,900
Cash and cash equivalents-beginning of period         696,000    1,750,800
                                                   -----------  ------------

Cash and cash equivalents-end of period            $1,796,700    $2,335,700
                                                   ===========  ============

Supplemental disclosures of cash information:

         Cash paid during the period for interest    $915,800      $719,100
                                                   ===========  ============

         Cash paid during the period for income taxes      $0      $181,000
                                                   ===========  ============


See accompanying notes to consolidated financial