Form 10-Q
period 1998-09-30
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1998-11-16
CIK 784539

November 16, 1998



OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA  22312-2413

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc. is the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1998.

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

                   For the Quarter ended September 30, 1998

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

                            Yes  X      No_____


      Title of each class                     Number of shares outstanding

         Common Stock                                   2,371,600
        $.01 par value                           As of November 5, 1998


                    FAMILY STEAK HOUSES OF FLORIDA, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1998

                                (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and thirty-nine week periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1998. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen weeks ended September 30, 1998 and October 1, 1997 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted allowance number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

Note 3.  Legal Proceedings

The Company leases the premises where its Clearwater, Florida restaurant is located. On May 13, 1997, the Company received notice from Aetna Life Insurance Company, the mortgage holder of the property at which the Company's Clearwater, Florida restaurant is located, that Aetna intended to foreclose on the property due to a default by the landlord on the mortgage. In October 1998, Aetna was granted a Motion for Summary Judgment of Foreclosure by the Circuit Court of the Sixth Judicial Court in Pinellas County. The Company subsequently agreed not to appeal the Circuit Court's ruling in exchange for Aetna's agreement not to initiate any eviction proceedings prior to May 30, 1999. After May 1999, either the Company or Aetna may terminate the lease agreement with 30 days notice. If Aetna decided to terminate the lease in 1999, this would result in a write-off of approximately $300,000 of leasehold improvements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended September 30, 1998 versus October 1, 1997

     The Company experienced an increase in sales during the third thirteen weeks of 1998 as compared to the same period in 1997. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the third quarter of 1998 increased 2.6% from the same period in 1997, compared to a decrease of 9.3% from 1997 as compared to 1996.

     Management believes that the increase in same-store sales is primarily due to significant increases in sales at certain restaurants remodeled by the Company. These remodels included installation of scatter bars at three restaurants, which resulted in same-store sales gains at these locations in excess of 20%. These increases were somewhat offset by decreases in sales at other Company restaurants caused by the effects of increasing competition, including several new or remodeled restaurants opened by competitors in areas close to Company restaurants. Management is seeking to improve sales trends by focusing on improved restaurant operations and devising competitive strategies to offset the effects of new competition. Management plans to sell restaurants which are not meeting sales and profit expectations, and has listed six restaurants for sale. Proceeds from any sales of restaurants would be used either to reduce long-term debt or build new restaurants with more competitive facilities in superior locations.

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

     Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. Even if the recent improved sales trends continue, the Company is likely to incur losses in the fourth quarter.

     The costs and expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 90.2% in the third quarter of 1998, from 91.9% in the same quarter of 1997.

     Food and beverage costs as a percentage of sales decreased to 39.4% in the third quarter of 1998 from 40.9% in the same period of 1997, primarily due to lower beef prices compared to the same period in 1997, upgraded buffet menus and low-priced lunch specials implemented in 1997, and sales price increases implemented after the third quarter of 1997.

     Payroll and benefits as a percentage of sales increased to 28.7% in the third quarter of 1998 from 28.5% in the same quarter of 1997, primarily due to increased performance-based bonuses paid to restaurants managers in 1998.

     Other operating expenses as a percentage of sales decreased to 16.6% in the third quarter of 1998 from 17.5% in 1997, primarily due to lower repair and maintenance costs, and to reduced costs for rental of equipment. Depreciation and amortization increased as a percentage of sales in the third quarter of 1998 compared to 1997, as a result of additions to property and equipment over the last 12 months.

     General and administrative expenses as a percentage of sales were 6.5% in the third quarter of 1998, a decrease from 8.2% in the same quarter of 1997, which included costs associated with the Bisco takeover attempt in 1997, and an accrual of costs for sales tax due under a Florida sales tax audit in 1997. Interest expense increased from $401,100 during the third quarter of 1997 to $430,200 in 1998. The increase was due primarily to interest costs associated with additional borrowing under the Company's credit facility in 1998.

     The effective income tax benefit rates for the quarters ended September 30, 1998 and October 1, 1997 were 16.5% and 21.1%, respectively.

     Net loss for the third quarter of 1998 was $303,300, compared to $471,600 in 1997. Loss per share assuming dilution was $.13 for 1998, compared to a loss of $.21 in 1997.

Nine Months Ended September 30, 1998 versus October 1, 1997

     For the nine months ended September 30, 1998, total sales increased 1.8% compared to the same period of 1997. Same-store sales increased .2% for the nine months ended September 30, 1998.

     Food and beverage costs, as a percentage of sales, for the nine month period ended September 30, 1998 were 39.1%, compared to 39.6% for the same period in 1997. The decrease was primarily due to sales price increases implemented by the Company and to lower beef prices during a portion of 1998. Payroll and benefits decreased from 28.3% in 1997 to 28.0% in 1998, primarily due to the elimination of state unemployment taxes by the State of Florida for the 1998 calendar year.

     For the nine months ended September 30, 1998, other operating expenses, as a percentage of sales, decreased to 15.7% from 15.8% in 1997. Depreciation and amortization increased as a percentage of sales for the nine month period ended September 30, 1998, compared to the same period of 1997, due to additions to property, plant and equipment over the last 12 months.

     For the nine months ended September 30, 1998, general and administrative expenses, as a percentage of sales, decreased to 6.2% of sales from 7.1% for the same period in 1997, which included costs incurred in 1997 associated with the Bisco takeover attempt in 1997. Interest expense increased for the first nine months of 1998 to $1,238,600 from $1,190,000 for the same period in 1997.

     The effective income tax rates for the nine-month periods ended September 30, 1998 and October 1, 1997 were 10.2% and 21.4% respectively.

     Net loss for the nine months ended September 30, 1998 was $115,300 or $.05 per share assuming dilution, compared to net loss of $372,900 or $.16 per share assuming dilution for the same period in 1997.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1998.

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

     On August 12, 1998 the Company received notice from Nasdaq that it was not in compliance with the public float requirement. According to Nasdaq, if the Company's public float did not reach the required $5.0 million for 10 consecutive trading days before November 9, 1998, the Company's stock would be delisted from the Nasdaq National Market. As of November 9, the Company's public float was approximately $1,864,000, and had not reached the minimum requirement for the 10-day period. On November 5, 1998, the Company requested a hearing to maintain its listing on the NASDAQ National Market. There can be no assurance that such a hearing will be successful, or that the Company will be able to maintain its listing on the Nasdaq National Market.

     If the Company is unsuccessful at the hearing, the Company's securities may be delisted from the Nasdaq National Market. In such event, trading in the Common Stock would thereafter be conducted on the Nasdaq SmallCap Market, in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers, Inc.'s "Electronic Bulletin Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the number of shares that could be bought and sold, but also as a result of delays in the timing of the transactions, a reduction in the number and quality of security analysts' and the news media's coverage of the Company, lower prices for the Company's securities than might otherwise be attained and a larger spread between the bid and asked prices for the Company's securities.

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

     At September 30, 1998, the Company had a working capital deficit of $201,200, compared to a working capital deficit of $1,794,700 at December 31, 1997. The reduction in the deficit was primarily due to proceeds from issuance of long term debt, and to increased cash generated from operations during 1998.

     Cash provided by operating activities increased to $1,730,000 in the first nine months of 1998 from $984,800 in the same period of 1997. This increase is primarily due to improved results from operations, and as a result of increases in certain current assets and decreases in current liabilities caused by timing differences in transactions which occurred in 1998.

     The Company spent $2,599,400 in the first nine months of 1998 for land, leasehold improvements and restaurant renovation and equipment. Capital expenditures for 1998 and 1997, based on present costs and plans for expansion, are estimated to be $4,300,000 and $5,200,000 respectively. The Company projects that cash generated from operations and funding available under its financing agreement with Franchise Finance Corporation of America ("FFCA") will be sufficient to fund these expenditures.

     In December 1996, the Company entered into a $15.36 million Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs seventeen Promissory Notes payable to FFCA. Each
Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of September 30, 1998, the outstanding balance due under the loan was $14,459,400.

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

     Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it borrowed an additional $2,590,000 in 1998. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the loan agreement described above. As of September 30, 1998, the outstanding balance under this loan was $2,580,500.

     In October 1998, the Company received two commitments for new financing from FFCA. One commitment was for construction financing for two new restaurants to be built in 1999. Terms of this commitment include funding of a maximum of $1,600,000 per restaurant, with an expiration date of October 1, 1999. The second commitment provides for funding of a maximum of $3,000,000, secured by mortgages on three Company restaurant properties, with an expiration date of March 31, 1999. Other terms and conditions of these loan agreements are substantially identical to those of the $15.36 million Loan Agreement described above.

     Proceeds from the two new loan commitments should be sufficient to satisfy the Company's capital requirements through the end of 1999. The Company's ability to build additional restaurants or make other capital improvements after 1999 is dependent on its ability to secure additional new financing.

Information Systems and the Year 2000

General. The Company uses and is dependent upon a significant number of computer software programs and operating systems to conduct its business. Such programs and systems include those developed and maintained by the Company, software and systems purchased from outside vendors and software and systems used by the Company's third party providers. The Company recognizes that the Year 2000 issue is one of the most complex data processing problems faced by businesses worldwide.

State of Readiness. The Company's approach to Year 2000 compliance includes a standard set of methods and tools to coordinate and drive the project to completion. The approach consists of six phases:

     1. Assessment - Defining each system and process to determine if there are date dependencies and how to resolve them.

     2. Remediation - Implementing the steps identified in the assessment phase to repair date errors.

     3. Testing - Developing and implementing test scripts to determine if remediated code is correct.

     4. Implementation - Moving all approved changes from testing into production.

     5. Check-Off - Formally acknowledging that each process has been implemented and is functioning correctly.

     6. Clean Management - Employing procedures and practices to prevent the reintroduction of non-compliant applications, products and processes into the operating environment, once Year 2000 compliance has been achieved.

Testing and remediation of critical systems is underway and the Company believes that there are no material impediments to its goal of Year 2000 readiness.

The Company has relationships with vendors, customers and other third parties that rely on software and systems that may not be Year 2000 compliant. With respect to such third parties, Year 2000 compliance matters will not be within the Company's direct control. There can be no assurance that Year 2000 compliance failures by such third parties will not have a material adverse effect on the Company's results of operations, although the Company is in contact with these third parties in connection with its contingency planning.

Cost of Year 2000 Efforts. The Company acknowledges that some level of modification or replacement of hardware and software is necessary in order to make the Company's systems "Year 2000 Compliant". The Company presently estimates these remediation costs to be approximately $100,000. Alternatively, if the Company were to choose to modernize all of its existing software, which would include Year 2000 compliance, the cost could range as high as $500,000. No decision has been made by the Company as to the extent of software replacement. The Company expects to expense remediation costs as they are incurred, with the exception of new hardware and software purchases, which will be capitalized. The Company has not incurred significant remediation costs prior to September 30, 1998. The source of funds for Year 2000 remediation is in the Company's financing commitment from FFCA Mortgage Corporation described under "Liquidity and Capital Resources".

Year 2000 remediation costs are based on management's best estimates; however, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans.

Risks. The worst case Year 2000 scenario, disregarding the Company's remediation efforts and contingency planning, is a failure of the Company's ability to obtain necessary food and beverage supplies from non-compliant suppliers in a timely manner and/or a failure of HVAC and other facility systems due to undetected embedded chips. Such failures would result in material disruption in the Company's operations.

The Company does not presently anticipate any material Year 2000 failures nor does the Company anticipate any material adverse impact to its business, financial condition, or prospects as a result of the Year 2000. The foregoing description of a worst case Year 2000 scenario is furnished in response to and in compliance with the Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies, and Municipal Securities Issuers, Securities Act Rel. No. 33-7448 (July 30, 1998).

Contingency Planning. The Company's Year 2000 Program is based on the assumption that 100% impact coverage is neither feasible nor practical. It is impossible that the Company or third parties on which the Company depends may have unplanned system difficulties during the transition through 2000, or that third parties may not successfully manage the change to 2000. Therefore, an integral part of the Company's Year 2000 Program is the development of contingency plans in anticipation of systems or third party failure. These contingency plans are in the process of being developed.






PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See discussions under "Legal Proceedings".

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

           No. Exhibit

           10.01 $3 million loan commitment from FFCA, Acquisition Corporation dated October 2, 1998.

           10.02 Commitment for construction financing for two restaurants from FFCA Acquisition Corporation, dated
           October 2, 1998.

           27.01 Financial Data Schedule.





                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FAMILY STEAK HOUSES OF FLORIDA, INC.
                             (Registrant)



                             /s/ Lewis E. Christman
Date: November 13, 1998      Lewis E. Christman, Jr.
                             President and CEO



                             /s/ Edward B. Alexander
Date: November 13, 1998      Edward B. Alexander
                             Vice President of Finance
                             (Principal Financial and Accounting
                             Officer)









EX-10.01

                             October 2, 1998

VIA TELECOPY AND
AIRBORNE EXPRESS


Mr. Ed Alexander
Family Steak Houses of Florida, Inc.
2113 Florida Boulevard
Neptune Beach, FL  32266


Dear Ed:

        Family Steak Houses of Florida, Inc. ("Borrower") has advised FFCA Acquisition Corporation ("FFCA") that Borrower desires to obtain mortgage financing for up to two (2) new Ryan's restaurants
(individually, a "Property" and collectively, the "Properties") during the next twelve (12) months. For each Property, Borrower desires to obtain a construction/long term mortgage loan secured by a first lien mortgage or deed of trust, as determined by FFCA, on the Property which will be owned by Borrower in fee (individually, a "Mortgage Loan" and collectively the "Mortgage Loans").

        Upon Borrower's acceptance of this commitment letter (this "Commitment"), FFCA commits to make to Borrower up to two (2) Mortgage Loans, all on the terms set forth in this Commitment.


A.  Basic Commitment Terms.

Background:             This Commitment outlines certain basic terms and
                        conditions of the Mortgage Loans; however, it is not meant to define all of the terms and conditions of the Mortgage Loans, which will be set forth more fully in a separate term sheet (the "Term Sheet") and the final documentation for each Mortgage Loan. The Mortgage
                        Loans are subject to, among other things, the approval by FFCA's in-house site review and valuation department of the Properties and the Loan Amount (as defined below), Borrower's compliance with all of the requirements set forth in this Commitment and the receipt by FFCA of all documents and other information requested by FFCA and its counsel.

Acceptance:             Borrower may accept this Commitment by signing and
                        returning a copy of this Commitment, together with a check for the Fee (as defined below), to FFCA within 10 days of the date hereof.

Fee: Borrower shall pay FFCA a $6,000.00 fee for this Commitment.

Refundability of Fee:   Although the Fee shall be nonrefundable and fully
                        earned when received by FFCA, all or part of the Fee may be applied to the Property Commitment Fees as described in the Property Commitment Fee Section below.

Mortgage Loan
Processing:             Borrower will notify FFCA as soon as Borrower has
                        identified a Property. Such notice shall include a copy of the proposed purchase agreement, a description of the Property, including the proposed improvements
                        (the "Improvements"), a budget for the proposed
                        Improvements, a description and cost estimate for the equipment and any other documents and information available regarding the Property (the "Property
                        Notice"). Upon receipt of the Property Notice, FFCA's in-house site review and inspection department will inspect the Property identified by Borrower. If the identified Property is approved by FFCA, FFCA will prepare a Term Sheet in the form attached hereto as Exhibit A outlining the specific terms and conditions upon which FFCA would be willing to enter into the Mortgage Loan. FFCA will not order a title insurance commitment or instruct its counsel to begin preparing any of the documentation, until Borrower has accepted the Term Sheet and returned it to FFCA.

Commitment Term:        The term of this Commitment shall commence on the
                        date this Commitment is accepted and automatically expire and be of no further force or effect after October 1, 1999. Any Property Notice received by
                        FFCA after such date shall be ineffective.

Loan Amount Cap:        Notwithstanding anything herein to the contrary, in no
                        event shall FFCA be obligated to fund a Mortgage Loan where the Loan Amount for the Property (including financed soft costs and closing costs) exceeds the sum of $1,600,000.00.

Property Locations:     Each of the Properties shall be located in Florida.

B.  Basic Loan Terms.

Property Commitment
Fee: For each Mortgage Loan, Borrower shall pay FFCA an underwriting and processing fee equal to the sum of one percent (1%) of the Loan Amount. Borrower shall be entitled to a $3,000.00 credit towards the Property Commitment Fee owing under each Term Sheet. One-half of the balance of the Property Commitment Fee shall be due upon Borrower's acceptance of a Term Sheet; the balance of the Property Commitment Fee shall be due at the Closing.

Documentation:          Prior to Closing, FFCA shall provide Borrower with
                        FFCA's proposed form of promissory note ("Note"), loan agreement ("Loan Agreement"), mortgage or deed of trust, as determined by FFCA, and security agreement
                        ("Deed of Trust"), assignment of leases and rents, environmental indemnity, UCC-1 financing statements, disbursement agreement (the "Disbursement
                        Agreement") and such other documents as may be reasonably required by FFCA or the title company
                        (collectively, the "Loan Documents").  Each Deed of
                        Trust shall (a) grant FFCA a first priority lien against the Property and the furniture, machinery and other equipment of Borrower at the Property, (b) contain such representations, warranties, covenants and agreements as are customary in loan Mortgage Loans of this type, (c) provide that Borrower will indemnify
                        FFCA against all claims, suits and costs whatsoever relating to the Property, (d) provide that Borrower shall be responsible for all maintenance, utilities, insurance, taxes, assessments and other expenses associated with the Property, (e) provide that the Property shall be operated pursuant to a franchise agreement with Ryan's Properties, Inc. ("Franchisor"), and (f) provide that the Property shall not be sold, leased, or further encumbered without the prior written consent of FFCA. At the Closing, with respect to each Property, Borrower shall (i) provide FFCA with proof of insurance relating to the Property, (ii) provide FFCA with a satisfactory title insurance commitment, ALTA as-built survey, phase I environmental report and/or environmental insurance, opinion of counsel, certification of Borrower, non-foreign certificate, and (iii) execute the Loan Documents.

Loan Amount:            Subject to the Loan Amount Cap set forth above, the
                        sum of (i) the fair market value of the land as determined by FFCA's in-house site inspection and review department, (ii) the actual and reasonable cost to construct the Improvements, as determined by FFCA's in-house site inspection and review department, (iii) the Property Commitment Fee, and (iv) such soft costs and closing costs as FFCA may approve in its sole discretion.

Development Price:      After Borrower purchases the land, FFCA will fund the
                        sum of (i) the actual and reasonable hard costs incurred to construct the Improvements as determined by FFCA's in-house site inspection department, and (ii)
                        Borrower's actual and reasonable out-of-pocket soft costs relating to the construction of the Improvements as may be approved as to category and amount by FFCA, in its reasonable discretion.

Basic Construction
Funding Terms:          The Disbursement Agreement shall provide that FFCA
                        will agree to fund the Development Price in progress payments through the title company, and Borrower will agree to complete the Improvements as provided therein.

Note Terms:             Interest shall accrue at a variable rate, adjusting on
                        the fifteenth (15th) day of each month equal to the 30-day London Interbank Offered Rate then in effect plus
                        3.75%, provided, however, in no event shall the interest rate accruing under the Note be less than 8.50% per annum. Principal and interest shall be paid in equal monthly installments due on the first day of each month based upon a twenty (20) year amortization schedule and term.

Prepayment:             Borrower may prepay the Note at each Property on ten
                        days written notice to FFCA, in whole, but not in part, on any regularly scheduled payment date without premium or penalty.

Fixed Charge
Coverage:               Borrower shall be required to achieve and maintain an
                        annual Fixed Charge Coverage Ratio (as defined below) at each Property equal to or greater than 1.25:1. If Borrower does not achieve such annual Fixed
                        Charge Coverage Ratio within 30 days following notice from FFCA, Borrower shall be required to either (i) prepay the Note or Notes having the lowest Fixed
                        Charge Coverage Ratio (as determined on an individual basis) by an amount sufficient to raise the Fixed
                        Charge Coverage Ratio to 1.25:1 and Borrower and FFCA shall amend such Note or Notes to re-amortize the payment schedule thereunder, (ii) substitute another property or properties acceptable to FFCA for those having the lowest Fixed Charge Coverage Ratio (as determined on an individual basis), such that after such substitution, the aggregate Fixed Charge Coverage
                        Ratio based upon the results of the prior year's operation, shall equal or exceed 1.25:1, or (iii) prepay the Note or Notes having the lowest Fixed
                        Charge Coverage Ratio (as determined on an individual basis) in full. For purposes hereof, the term "Fixed
                        Charge Coverage Ratio" shall mean the ratio of (a) net income before non-recurring items and after corporate overhead allocation (equal to 3% of gross sales) plus depreciation and amortization expense, operating lease payments and interest expense, to (b) the sum of any loan payments, equipment loan payments and operating lease payments which are associated with the Property. The Loan Agreement will provide that FFCA may elect at any time to amend such aggregate test such that it applies to all loans from FFCA to Borrower, or to such groups of such loans as may be selected by FFCA from time to time, so long as such amendments do not have the effect of materially reducing the aggregate fixed charge coverage ratio of any remaining group of properties not included in any newly create group of properties.

Closing Costs:          Borrower shall pay its attorneys' fees, FFCA's in-house
                        site inspection expenses, FFCA's attorneys' fees, the cost of the phase I environmental report and/or environmental insurance, and all other Mortgage Loan closing costs, including, without limitation, all mortgage and stamp taxes, construction consultant fees, soil report expenses, disbursement agent costs, survey expenses, title insurance premiums, and escrow, filing and recording fees.

C.  Other Material Mortgage Loan Terms.

Financial Statements:   Within forty-five days following the end of each
                        quarter during the Commitment Term, Borrower shall provide FFCA with Borrower's financial statements for the preceding quarter.

Non-Disclosure:         Prior to the closing, neither Borrower nor FFCA shall
                        make any public disclosure of this Commitment or the Mortgage Loans proposed by this Commitment without the prior written consent of the other party hereto, except as required by law or judicial action.

Securitization:         The Loan Documents shall provide that FFCA may, at any
                        time, sell, transfer or assign any Note, Deed of Trust and any of the other Loan Documents, and any or all servicing rights with respect thereto (each, a "Transfer"), or grant participations therein (each, a "Participation"), or complete an asset securitization vehicle selected by FFCA, in accordance with all requirements which may be imposed by the investors or the rating agencies involved in such securitized financing Mortgage Loan, as selected by FFCA, or which may be imposed by applicable securities, tax or other laws or regulations, including, without limitation, laws relating to FFCA's status as a real estate investment trust (each, a "Securitization"). Borrower agrees to cooperate in good faith with FFCA in connection with any Transfer, Participation and/or
                        Securitization, including, without limitation, (i) providing such documents, financial and other data, and other information and materials (the "Disclosures") which would typically be required with respect to Borrower by a purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to such Transfer, Participation and/or the Securitization, as applicable; provided, however,
                        Borrower shall not be required to make Disclosures of any confidential information or any information which has not previously been made public unless required by applicable federal or state securities laws; and (ii) amending the terms of the Mortgage Loans evidenced by the Loan Documents to the extent necessary so as to satisfy the requirements of purchasers, transferees, assignees, servicers, participants, investors or selected rating agencies involved in any such Transfers, Participations or Securitization, so long as such amendments would not have a material adverse effect upon Borrower or the Mortgage Loans contemplated by this Commitment. Borrower consents to FFCA providing the Disclosures, as well as any other information which FFCA may now have or hereafter acquire with respect to the Property or the financial condition of Borrower, to each purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to each Transfer, Participation and/or Securitization, as applicable.
                        FFCA and Borrower shall each pay their own attorneys fees and other out-of-pocket expenses incurred in connection with the performance of their respective obligations under this Paragraph.



Cross-Default and
Cross-Collateralization:The Mortgage Loan Documents between FFCA and Borrower with respect to the Mortgage Loans shall be cross-defaulted and cross-collateralized with all other loan agreements, notes, mortgages, deeds of trust and other agreements now or hereafter entered into between (or, in the case of notes and guaranties, in favor of) (i) FFCA, Franchise Finance Corporation of America or any of its other subsidiaries and affiliates, on the one hand, and (ii) Borrower or any of its subsidiaries or affiliates, on the other hand.

Net Worth Covenant:     The Loan Documents shall require that Borrower at all
                        times maintain a net worth of at least $2,500,000.00.

D. Other Matters.

	THE FOREGOING SUMMARY OF BASIC TERMS AND CONDITIONS IS NOT MEANT TO BE NOR SHOULD IT BE CONSTRUED AS AN ATTEMPT TO DEFINE ALL OF THE TERMS AND CONDITIONS REGARDING THE MORTGAGE LOANS. INSTEAD, IT IS INTENDED ONLY TO OUTLINE CERTAIN BASIC POINTS OF THE BUSINESS UNDERSTANDING AROUND WHICH LEGAL DOCUMENTATION WILL BE STRUCTURED. THE OUTLINED TERMS AND CONDITIONS ARE SUBJECT TO FINAL DOCUMENTATION SATISFACTORY TO ALL PARTIES AND COMPLETE LEGAL REVIEW AND APPROVAL OF ALL PERTINENT MATTERS.

	This Commitment and the Mortgage Loans contemplated hereby and the obligation of FFCA to consummate the Mortgage Loans described in this Commitment shall be subject to, in FFCA's sole judgment, there being no adverse material change in (i) Borrower's financial condition, (ii) the franchise loan securitization capital markets or (iii) FFCA's ability to successfully complete a securitization therein. Furthermore, this Commitment shall not be assignable by Borrower or relied upon by any third party without the prior written consent of FFCA, and shall be governed by the internal laws of the State of Arizona, without giving effect to conflict of law principles. This Commitment may be assigned by FFCA without the consent of Borrower. This Commitment (i) supersedes any previous discussions, agreements and/or proposal/commitment letters relating to the Mortgage Loans, including the commitment letter dated September 15, 1998 and (ii) may only be amended by a written agreement executed by FFCA and Borrower. FFCA reserves the right to cancel this Commitment in the event Borrower has made any misrepresentations or has withheld any information with regard to the Mortgage Loans.

	ANY ACTION ARISING OUT OF THIS COMMITMENT SHALL BE PROSECUTED ONLY IN THE STATE OR FEDERAL COURTS LOCATED IN THE STATE OF ARIZONA. FFCA AND BORROWER WAIVES ANY RIGHT THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT TO ANY ACTION ARISING OUT OF THIS COMMITMENT. BORROWER WAIVES ANY RIGHT BORROWER HAS OR MAY HAVE TO SEEK OR RECOVER FROM FFCA OR ANY OF ITS AFFILIATES, OFFICERS, DIRECTORS AND EMPLOYEES ANY AWARD OF SPECIAL, INDIRECT, CONSEQUENTIAL OR PUNITIVE DAMAGES IN CONNECTION WITH ANY DEFAULT BY FFCA UNDER THIS COMMITMENT.

	Please indicate your acceptance of this Commitment by having a copy of this Commitment signed and returned to FFCA to the attention of Margaret J. Craft, FFCA Acquisition Corporation, 17207 North Perimeter Drive, Scottsdale, Arizona 85255, together with a check in the sum of $6,000.00 payable to "FFCA Acquisition Corporation", within ten (10) days from the date hereof or this Commitment will automatically expire.

                                     FFCA Acquisition Corporation,
                                     a Delaware corporation

                                     Rob Roach
                                     Senior Vice President
                                     Corporate Finance

ACCEPTED AND AGREED TO on this _____ day of _____________, 1998.

Family Steak Houses of Florida, Inc.,
a Florida corporation

By_____________________________
Printed Name____________________
Title___________________________


                                 EXHIBIT A


                                TERM SHEET


	This Term Sheet is subject to the terms and conditions of that certain commitment letter dated October 2, 1998, between FFCA Acquisition Corporation ("FFCA"), as lender, and Family Steak Houses of Florida,
Inc. ("Borrower"), as borrower (the "Commitment Letter"). In the event of any conflict between the provisions of the Commitment Letter and the terms of this Term Sheet, the terms of the Commitment Letter shall prevail. Any capitalized terms used herein without definition shall have the same meaning given in the Commitment Letter.

Date:                                   __________________________, 19___

Lender:					FFCA.

Borrower:                           Borrower.

Property Location:                  ______________________________

FFCA Store Number:                  ______________________________

Property Legal Description:         See attached Exhibit "A".

Loan Amount:                        $_____________________________

Property Commitment Fee:            $_____________ (including $3,000.00
                                    Credit).

Interest Rate:				Interest shall accrue under each Note
                                        at a variable rate equal to the 30-day
                                        LIBOR rate in effect ten (10) days
                                        prior to the anticipated Final
                                        Disbursement of each Mortgage Loan
                                        (which date shall be established by a
                                        letter from FFCA to Borrower) plus
                                        3.75%, provided, however, in no event
                                        shall the interest rate accruing under
                                        the Note be less than 8.50% per annum
                                        (the "Variable Rate") which shall
                                        adjust on the fifteenth day of each
                                        month thereafter.








Outside Closing Date:                   __________________________

It is expressly acknowledged that the Mortgage Loan is subject to Borrower satisfying all of the conditions and requirements contained in the Commitment Letter.


ACCEPTED AND AGREED TO this ____ day of __________, 199__.

FFCA:                                          BORROWER:

FFCA ACQUISITION CORPORATION,                  FAMILY STEAK HOUSES OF
a Delaware corporation                         FLORIDA, INC., a Florida
                                               corporation

By  ________________________                   By  _______________________
Printed Name: ______________                   Printed Name ______________
Title ______________________                   Title _____________________





EX-10.02

                             October 2, 1998


VIA TELECOPY AND
AIRBORNE EXPRESS


Mr. Edward Alexander
Family Steak Houses of Florida, Inc.
2113 Florida Boulevard
Neptune Beach, FL  32266

		Re:	Your Unit Nos. 121, 122 and 132


Dear Ed:

        Family Steak Houses of Florida, Inc. ("Borrower") has advised FFCA Acquisition Corporation ("FFCA") that Borrower desires to obtain three
(3) mortgage loans (individually, a "Mortgage Loan" and collectively, the "Mortgage Loans") with respect to sites described above (individually, a "Property" and collectively, the "Properties"). Each of the Mortgage Loans shall be secured by a first lien mortgage or deed of trust, as determined by FFCA, on the land, building and equipment at each Property.

Upon Borrower's acceptance of this commitment letter (this "Commitment"), FFCA commits to make to Borrower three (3) Mortgage Loans, all on the terms set forth in this Commitment.

A.  Basic Commitment Terms.

Background:		This Commitment outlines certain basic terms and
                        conditions of the Mortgage Loans; however, it is not meant to define all of the terms and conditions of the Mortgage Loans, which will be set forth more fully in the final documentation. The Mortgage Loans are subject to, among other things, the approval by FFCA's in-house site review and valuation department of the Properties and the Loan Amount (as defined below), Borrower's compliance with all of the requirements set forth in this Commitment and the receipt by FFCA of all documents and other information requested by FFCA and its counsel.


Acceptance:		Borrower may accept this Commitment by signing and
                        returning a copy of this Commitment, together with a check for one-half of the Fee (as defined below), to FFCA within 10 days of the date hereof.

Fee: Borrower shall pay FFCA a $30,000.00 valuation, underwriting and processing fee (1.00% of the Loan Amount) for this Commitment. $15,000.00 shall be due upon Borrower's acceptance of this Commitment; and the balance of the Fee is due at the Closing.

Refundability of Fee:	Although the Fee shall be deemed fully earned
                        when received by FFCA, the portion of the Fee paid herewith shall be refundable in full and this Commitment shall expire if (i) FFCA's in-house site review and valuation department does not approve the Properties and the Loan Amount, or (ii) Borrower and FFCA are unable to agree upon an alternative Loan Amount. If both the Properties and the Loan Amount are approved by FFCA, FFCA will promptly send Borrower a transaction approval letter, and the Fee will automatically become nonrefundable on such date.
                        If FFCA does not approve the Properties, the portion of the Fee paid herewith will promptly be returned to Borrower. If FFCA approves the Properties but not the Loan Amount, Borrower will be contacted by FFCA and given the opportunity to go forward with the Mortgage Loan based upon the lower Loan Amount approved by FFCA. If Borrower agrees upon the lower Loan
                        Amount, Borrower and FFCA will execute a letter amendment to this Commitment, and the Fee will thereupon become nonrefundable. If Borrower does not agree to the lower Loan Amount, the portion of the Fee paid herewith will be promptly refunded to Borrower.

Mortgage Loan
Processing:             FFCA's in-house site inspection department has not
                        inspected the Properties. FFCA will not order title insurance commitments or instruct its counsel to begin preparing the Loan Documents (as such term is defined below) until Borrower has accepted this Commitment.
                        The closing of the Mortgage Loans (the "Closing") must occur no later than the Outside Closing Date (as defined below), or this Commitment will expire.

Outside Closing Date:	March 31, 1999.



B. Basic Loan Terms.

Documentation:		Prior to the Closing, with respect to each Property,
                        FFCA's counsel will prepare and submit to Borrower
                        FFCA's proposed form of loan agreement (the "Loan
                        Agreement"), promissory note (the "Note"), deed of trust or mortgage, as determined by FFCA, and security agreement (the "Deed of Trust"), assignment of leases and rents, environmental indemnity, UCC-1 financing statements and such other documents as may be reasonably requested by FFCA or the title company
                        (collectively, the "Loan Documents").  Each Deed of
                        Trust shall (a) grant FFCA a first priority lien against the Property and the furniture, machinery and other equipment of Borrower at the Property, (b) contain such representations, warranties, covenants and agreements as are customary in loan transactions of this type, (c) provide that Borrower will indemnify
                        FFCA against all claims, suits and costs whatsoever relating to the Property, (d) provide that Borrower shall be responsible for all maintenance, utilities, insurance, taxes, assessments and other expenses associated with the Property, (e) provide that the Property shall be operated pursuant to a franchise agreement with Ryan's Properties, Inc. ("Franchisor"), and (f) provide that the Property shall not be sold, leased, or further encumbered without the prior written consent of FFCA. At the Closing, with respect to each Property, Borrower shall (i) provide FFCA with proof of insurance relating to the Property, (ii) provide FFCA with a satisfactory title insurance commitment, ALTA as-built survey, phase I environmental report and/or environmental insurance, opinion of counsel, certification of Borrower, non-foreign certificate, and (iii) execute the Loan Documents.

Loan Amount:		$3,000,000.00 (inclusive of financed soft costs and
                        closing costs) in the aggregate for all Properties, which amount shall be allocated among the Properties based upon the respective valuations ascribed to the Properties by FFCA's in-house site inspection and valuation department. It will not be required that all of the Mortgage Loans close at the same time.

Note Terms:		Interest shall accrue at a variable rate, adjusting
                        on the fifteenth (15th) day of each month equal to the 30-day London Interbank Offered Rate then in effect plus 3.75%, provided, however, in no event shall the interest rate under a Note ever be less than 8.50% per annum. Principal and interest shall be paid in equal monthly installments due on the first day of each month based upon a twenty (20) year amortization schedule and term.

Prepayment:		Borrower may prepay the Note on ten days written
                        notice to FFCA, in whole, but not in part, on any regularly scheduled payment date, without premium or penalty.

Fixed Charge
Coverage:               Borrower shall be required to achieve and maintain an
                        aggregate annual Fixed Charge Coverage Ratio (as defined below) at the Properties equal to or greater than 1.25:1. If Borrower does not achieve such annual Fixed Charge Coverage Ratio within 30 days following notice from FFCA, Borrower shall be required to either (i) prepay the Note or Notes having the lowest Fixed Charge Coverage Ratio (as determined on an individual basis) by an amount sufficient to raise the Fixed Charge Coverage Ratio to 1.25:1 and Borrower and FFCA shall amend such Note or Notes to re-amortize the payment schedule thereunder, (ii) substitute another property or properties acceptable to FFCA for those having the lowest Fixed Charge Coverage Ratio (as determined on an individual basis), such that after such substitution, the aggregate Fixed Charge Coverage
                        Ratio based upon the results of the prior year's operation, shall equal or exceed 1.25:1, or (iii) prepay the Note or Notes having the lowest Fixed
                        Charge Coverage Ratio (as determined on an individual basis) in full. For purposes hereof, the term
                        "Fixed Charge Coverage Ratio" shall mean the ratio of (a) net income before non-recurring items and after corporate overhead allocation (equal to 3% of gross sales) plus depreciation and amortization expense, operating lease payments and interest expense, to (b) the sum of any loan payments, equipment loan payments and operating lease payments which are associated with the Properties. The Loan
                        Agreement will provide that FFCA may elect at any time to amend such aggregate test such that it applies to all loans from FFCA to Borrower, or to such groups of such loans as may be selected by FFCA from time to time, so long as such amendments do not have the effect of materially reducing the aggregate fixed charge coverage ratio of any remaining group of properties not included in any newly created group of properties.

Closing Costs:          Borrower shall pay its attorneys' fees, FFCA's in-
                        house site inspection expenses, FFCA's attorneys' fees, the cost of the phase I environmental report and/or environmental insurance, and all other
                        Mortgage Loan closing costs, including, without limitation, all mortgage and stamp taxes, title insurance premiums, and escrow, filing and recording fees.

C.  Other Material Transaction Terms.

Non-Disclosure:		Prior to the Closing, neither Borrower nor FFCA shall
                        make any public disclosure of this Commitment or the transactions proposed by this Commitment without the prior written consent of the other party hereto, except as required by law or judicial action.

Securitization:		The Loan Documents shall provide that FFCA may, at any
                        time, sell, transfer or assign any Note, Deed of Trust and any of the other Loan Documents, and any or all servicing rights with respect thereto (each, a "Transfer"), or grant participations therein (each, a "Participation"), or complete an asset securitization vehicle selected by FFCA, in accordance with all requirements which may be imposed by the investors or the rating agencies involved in such securitized financing transaction, as selected by FFCA, or which may be imposed by applicable securities, tax or other laws or regulations, including, without limitation, laws relating to FFCA's status as a real estate investment trust (each, a "Securitization"). Borrower agrees to cooperate in good faith with FFCA in connection with any Transfer, Participation and/or
                        Securitization, including, without limitation, (i) providing such documents, financial and other data, and other information and materials (the
                        "Disclosures") which would typically be required with respect to Borrower by a purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to such Transfer, Participation and/or the Securitization, as applicable; provided, however, Borrower shall not be required to make Disclosures of any confidential information or any information which has not previously been made public unless required by applicable federal or state securities laws; and (ii) amending the terms of the transactions evidenced by the Loan Documents to the extent necessary so as to satisfy the requirements of purchasers, transferees, assignees, servicers, participants, investors or selected rating agencies involved in any such Transfers, Participations or Securitization, so long as such amendments would not have a material adverse effect upon Borrower or the transactions contemplated by this Commitment. Borrower consents to FFCA providing the Disclosures, as well as any other information which FFCA may now have or hereafter acquire with respect to the Property or the financial condition of Borrower, to each purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to each Transfer, Participation and/or Securitization, as applicable.
                        FFCA and Borrower shall each pay their own attorneys fees and other out-of-pocket expenses incurred in connection with the performance of their respective obligations under this Paragraph.

Cross-Default and
Cross-Collateralization:The Mortgage Loan Documents between FFCA and
                        Borrower with respect to the Mortgage Loans shall be cross-defaulted and cross-collateralized with all other loan agreements, notes, mortgages, deeds of trust and other agreements now or hereafter entered into between (or, in the case of notes and guaranties, in favor of) (i) FFCA, Franchise Finance Corporation of America or any of its other subsidiaries and affiliates, on the one hand, and (ii) Borrower or any of its subsidiaries or affiliates, on the other hand.

Net Worth Covenant:     The Loan Documents shall require that Borrower at all
                        times maintain a net worth of at least $2,500,000.00.

Contingency:            Prior to the Closing, Borrower shall execute
                        Amendments to the Loan Agreements for Borrower's
                        Units 110, 119 and 127 which are satisfactory to FFCA to reflect that the Fixed Charge Coverage
                        Ratio of such Properties and the Properties covered by this Commitment shall be 1.25:1 in the aggregate.

D. Other Matters.

	THE FOREGOING SUMMARY OF BASIC TERMS AND CONDITIONS IS NOT MEANT TO BE NOR SHOULD IT BE CONSTRUED AS AN ATTEMPT TO DEFINE ALL OF THE TERMS
AND CONDITIONS REGARDING THE MORTGAGE LOANS.  INSTEAD, IT IS INTENDED
ONLY TO OUTLINE CERTAIN BASIC POINTS OF THE BUSINESS UNDERSTANDING AROUND WHICH LEGAL DOCUMENTATION WILL BE STRUCTURED. THE OUTLINED TERMS AND CONDITIONS ARE SUBJECT TO FINAL DOCUMENTATION SATISFACTORY TO ALL PARTIES AND COMPLETE LEGAL REVIEW AND APPROVAL OF ALL PERTINENT MATTERS.

	This Commitment and the Mortgage Loans contemplated hereby and the obligation of FFCA to consummate the Mortgage Loans described in this Commitment shall be subject to, in FFCA's sole judgment, there being no adverse material change in (i) Borrower's financial condition, (ii) the franchise loan securitization capital markets or (iii) FFCA's ability to successfully complete a securitization therein. Furthermore, this Commitment shall not be assignable by Borrower or relied upon by any third party without the prior written consent of FFCA, and shall be governed by the internal laws of the State of Arizona, without giving effect to conflict of law principles. This Commitment may be assigned by FFCA without the consent of Borrower. This Commitment (i) supersedes any previous discussions, agreements and/or proposal/commitment letters relating to the Mortgage Loans, including the commitment letter dated September 15, 1998 and (ii) may only be amended by a written agreement executed by FFCA and Borrower. FFCA reserves the right to cancel this Commitment in the event Borrower has made any misrepresentations or has withheld any information with regard to the Mortgage Loans.

	ANY ACTION ARISING OUT OF THIS COMMITMENT SHALL BE PROSECUTED ONLY IN THE STATE OR FEDERAL COURTS LOCATED IN THE STATE OF ARIZONA. FFCA AND BORROWER WAIVES ANY RIGHT MAY HAVE TO A TRIAL BY JURY IN RESPECT TO ANY ACTION ARISING OUT OF THIS COMMITMENT. BORROWER WAIVES ANY RIGHT
BORROWER HAS OR MAY HAVE TO SEEK OR RECOVER FROM FFCA OR ANY OF ITS AFFILIATES, OFFICERS, DIRECTORS AND EMPLOYEES ANY AWARD OF SPECIAL, INDIRECT, CONSEQUENTIAL OR PUNITIVE DAMAGES IN CONNECTION WITH ANY
DEFAULT BY FFCA UNDER THIS COMMITMENT.

	Please indicate your acceptance of this Commitment by having a copy of this Commitment signed and returned to FFCA to the attention of Margaret J. Craft, FFCA Acquisition Corporation, 17207 North Perimeter Drive, Scottsdale, Arizona 85255, together with a check in the sum of $15,000.00 payable to "FFCA Acquisition Corporation", within ten (10) days from the date hereof or this Commitment will automatically expire.

                                  FFCA Acquisition Corporation,
                                  a Delaware corporation

                                  Rob Roach
                                  Senior Vice President
                                  Corporate Finance


ACCEPTED AND AGREED TO on this ____ day of __________, 1998.

Family Steak Houses of Florida, Inc.,
a Florida corporation


By_____________________________
Printed Name____________________
Title___________________________











Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)


                                             For The Quarters Ended
                                          -----------------------------
                                            September 30,   October 1,
                                               1998            1997
                                          --------------   ------------
Sales                                         $9,497,800    $8,660,100

Cost and expenses:
  Food and beverage                            3,739,000     3,544,000
  Payroll and benefits                         2,726,000     2,466,600
  Depreciation and amortization                  524,700       430,100
  Other operating expenses                     1,579,400     1,518,100
  General and administrative expenses            619,800       710,500
  Franchise fees                                 284,500       259,500
  Loss from disposition of equipment              30,200        33,700
                                          --------------  ------------
                                               9,503,600     8,962,500
                                          --------------  ------------

     (Loss) earnings  from operations             (5,800)     (302,400)


Interest and other income                         72,700       105,600
Interest expense                                (430,200)     (401,100)
                                          --------------  ------------

     Loss  before income taxes                  (363,300)     (597,900)
Benefit for income taxes                         (60,000)     (126,300)
                                          --------------  ------------


     Net loss                                  ($303,300)    ($471,600)
                                          ==============  ============


Basic loss per share                              ($0.13)       ($0.21)
                                          ==============  ============


Diluted loss per share                            ($0.13)       ($0.21)
                                          ==============  ============


See accompanying notes to consolidated financial statements.









Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)

                                             For The Nine Months Ended
                                          -----------------------------
                                            September 30,   October 1,
                                               1998            1997
                                          --------------   ------------

Sales                                        $29,192,200   $28,666,400

Cost and expenses:
  Food and beverage                          11,410,000    11,360,900
  Payroll and benefits                        8,186,000     8,112,000
  Depreciation and amortization               1,407,000     1,275,300
  Other operating expenses                    4,579,700     4,532,800
  General and administrative expenses         1,823,500     2,042,500
  Franchise fees                                874,700       859,300
  Loss from disposition of equipment            113,700       112,000
                                          -------------   -----------
                                             28,394,600    28,294,800
                                          -------------   -----------

     (Loss) earnings from operations            797,600       371,600


Interest and other income                       312,600       344,000
Interest expense                             (1,238,600)   (1,190,000)
                                          -------------   -----------

     Loss before income taxes                  (128,400)     (474,400)
Benefit for income taxes                        (13,100)     (101,500)
                                          -------------   -----------

     Net loss                                 ($115,300)    ($372,900)
                                          =============   ===========


Basic loss per share                             ($0.05)       ($0.17)
                                          =============   ===========


Diluted loss per share                           ($0.05)       ($0.16)
                                          =============   ===========



See accompanying notes to consolidated financial statements.


Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)


                                                 September 30,   December 31,
                                                       1998           1997
                                                  ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $2,820,700       $696,000
  Investments                                          644,000        600,300
  Receivables                                           88,500         93,200
  Current portion of mortgages                          69,500        124,900
  Income taxes receivable                                5,800        297,900
  Inventories                                          257,800        280,500
  Prepaid and other current assets                     263,400        311,200
                                                  ------------    -----------

    Total current assets                             4,149,700      2,404,000

Mortgages receivable                                   256,000        308,700

Property and equipment:
  Land                                               9,681,400      9,088,300
  Buildings and improvements                        22,148,400     19,908,900
  Equipment                                         12,487,100     13,151,600
                                                  ------------    -----------
                                                    44,316,900     42,148,800
  Accumulated depreciation                         (16,895,700)   (15,848,500)
                                                  ------------    -----------
          Net property and equipment                27,421,200     26,300,300


Property held for sale                                 289,600        552,800
Other assets, principally deferred charges,
  net of accumulated amortization                      866,800        767,000
                                                  ------------    -----------

                                                   $32,983,300    $30,332,800
                                                  ============    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $1,327,100     $1,287,000
  Accrued liabilities                                2,669,800      2,630,300
  Current portion of long-term debt                    351,000        278,900
  Current portion of obligation under capital lease      3,000          2,500
                                                  ------------    -----------

    Total current liabilities                        4,350,900      4,198,700

Long-term debt                                      16,688,900     14,402,800
Obligation under capital lease                       1,053,700      1,056,000
Deferred revenue                                        27,900         30,800
                                                  ------------    -----------

    Total liabilities                               22,121,400     19,688,300



Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                           --             --
  Common stock of $.01 par;
       authorized 4,000,000 shares;
      outstanding 2,371,600 in 1998 and 2,216,200       24,100         22,200
  Additional paid-in capital                         8,586,800      8,256,100
  Retained earnings                                  2,251,000      2,366,200
                                                  ------------    -----------

             Total shareholders' equity             10,861,900     10,644,500
                                                  ------------    -----------

                                                   $32,983,300    $30,332,800
                                                  ============    ===========



See accompanying notes to consolidated financial statements.



Family Steak Houses of Florida, Inc.
Consolidated Statements of  Cash Flows
(Unaudited)


                                                     For the Nine Months Ended
                                                    ---------------------------
                                                    September 30,  October 1,
                                                          1998       1997
                                                    -------------  ------------

Operating activities:
     Net loss                                          ($115,300)   ($372,900)
     Adjustments to reconcile net
              earnings to net cash provided
              by operating activities:
              Depreciation and amortization            1,407,000    1,275,300
              Directors' fees in the form of
              stock options                               22,500       15,000
              Amortization of loan fees                   18,800       16,500
              Loss on disposition of equipment           113,700      112,000
              Decrease (increase) in:
                       Receivables                         4,700       31,400
                       Income taxes receivable           292,100     (198,900)
                       Inventories                        22,700      (56,700)
                       Prepaids and other
                       current assets                     47,800     (123,000)
                       Other assets                     (160,700)     (50,900)
              Increase (decrease) in:
                       Accounts payable                   40,100      334,100
                       Accrued liabilities                39,500       86,600
                       Income taxes payable                   --      (84,800)
                       Deferred revenue                   (2,900)       1,100
                                                    ------------  -----------
Net cash provided by operating activities              1,730,000      984,800
                                                    ------------  -----------

Investing activities:
     Proceeds from notes receivable                      108,100      762,100
     Sale of investments                                 (43,700)    (453,200)
     Proceeds from sale of property
     held for sale                                       263,200           --
     Capital expenditures                             (2,599,400)  (2,126,900)
                                                    ------------  -----------

Net cash used by investing activities                 (2,271,800)  (1,818,000)
                                                    ------------  -----------

Financing activities:
     Payments on long-term debt                         (231,800)    (272,400)
     Construction draw on capital lease                       --      500,100
     Proceeds from issuance of long-term debt          2,590,000           --
     Payments on capital lease                            (1,800)      (2,000)
     Proceeds from the issuance of common stock          310,100       50,600
                                                    ------------  -----------

Net cash provided by financing activities              2,666,500      276,300
                                                    ------------  -----------

Net increase (decrease) in cash and cash equivalents   2,124,700     (556,900)
Cash and cash equivalents - beginning of period          696,000    1,750,800
                                                    ------------  -----------

Cash and cash equivalents - end of period             $2,820,700   $1,193,900
                                                    ============  ===========

Supplemental disclosures of cash flow information:

       Cash paid during the period for interest       $1,205,600   $1,173,500
                                                    ============  ===========

       Cash paid during the period for income taxes           $0     $181,000
                                                    ============  ===========


See accompanying notes to consolidated financial statements.