Form 10-K
period 1998-12-30
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1999-03-24
CIK 784539

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

(MARK ONE)
 (X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 1998

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

                                   YES     NO X
                                             ---

As of March 2, 1999, 2,398,300 shares of Common Stock of the registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the NASDAQ SmallCap Market System on March 5, 1999, as reported in The Wall Street Journal) held by non-affiliates of the registrant was approximately $1,872,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 1998 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

GENERAL


         Family Steak Houses of Florida, Inc. ("Family" or the "Company"), is the sole franchisee of Ryan's Family Steak House restaurants ("Ryan's restaurants") in the State of Florida.

         The Company's first Ryan's restaurant was opened in Jacksonville, Florida, in May 1982. As of December 30, 1998, the Company operated 26 Ryan's restaurants in Florida, including nine in north Florida and seventeen in central and west Florida. Two restaurants in Jacksonville, Florida were closed in January 1999. The Company plans to open a restaurant in Deland, Florida in April 1999.

         A Ryan's restaurant is a family-oriented restaurant serving high-quality, reasonably-priced food in a casual atmosphere with server-assisted service. Ryan's restaurants serve lunch and dinner seven days a week and offer a variety of charbroiled entrees, including various cuts of beef, chicken, and seafood. Most of the restaurants serve a brunch on weekends only. Each restaurant features a diverse selection of items from either a series of "scatter bars" or a 65-foot, self-service, all-you-can-eat Mega Bar(TM), and a separate fresh bakery and dessert bar. In addition to traditional salad bar items, the scatter bars or Mega Bars(TM) offer hot meats, pre-made salads, soups, baked potatoes with toppings, cheeses and a variety of vegetables.

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

         In 1996, the Company and the Franchisor amended the Franchise Agreement. The amended agreement requires the Company to pay a royalty fee of 3.0% through December 2001 and 4.0% thereafter on the gross receipts of each Ryan's Family Steak House restaurant. Total royalty fee expenses were $1,150,900, $1,108,400, and $1,138,600, for the fiscal years ended December 30,
1998, December 31, 1997, and January 1, 1997 respectively.

         The Franchise Agreement requires the Company to operate a minimum number of Ryan's restaurants on December 31 of each year. Failure to operate the minimum number of restaurants could result in the loss of exclusivity rights to the Ryan's concept in the Company's north and central Florida territory. The Company operated 26 restaurants as of fiscal year end 1998 and was therefore in compliance with the Franchise Agreement. The Company has listed six restaurants for sale. Although the Company closed two restaurants in January 1999, management expects to be able to open enough new restaurants in 1999 to satisfy the requirement. If management determines the Company will not be able to open enough restaurants to satisfy the requirement, a waiver of the requirement will be requested from the Franchisor.

         The following schedule outlines the number of Ryan's restaurants required to be operated by the Company on December 31 of each year under the Franchise Agreement:

                                           Number of
                                     Restaurants Required to
End of Fiscal Year                       be in Operation
------------------                   -----------------------
1998                                           26
1999                                           27
2000                                           28
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

OPERATIONS OF RYAN'S RESTAURANTS

         FORMAT. As of March 5, 1999, 22 of the Company's Ryan's restaurants are located in free-standing buildings which vary in size from 7,500 to 12,000 square feet. Two of the Company's Ryan's restaurants are located in shopping malls. Each restaurant is constructed of brick or stucco walls, interior and exterior, with exposed woodwork. The interior of each Ryan's restaurant contains a dining room, a customer ordering area, and a kitchen. The dining rooms seat a total of between 270 and 500 persons and highlight centrally located, illuminated scatter bars or Mega Barstm and a fresh bakery and dessert bar. Each Ryan's restaurant has parking for approximately 100 to 175 cars on lots of overall size of approximately 50,000 to 70,000 square feet.

         The Ryan's restaurants operate seven days a week. Typical hours of operation are from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m., Friday and Saturday. Restaurants that serve brunch open at 8:00 a.m. Saturday and Sunday. In a Ryan's restaurant, the customer enters the restaurant, orders from the menu, and then enters the dining room. Beverages are brought to the table by servers. Entrees are cooked to order. The customer ordering the salad bar is given unlimited access to the scatter bars or Mega Barstm and the bakery dessert bar. Customers receive table service of the entree and beverage refills. For the fiscal year ended December 30, 1998, the average weekly customer count per restaurant was approximately 4,705 and the average meal price (including beverage) was approximately $6.18.

         RESTAURANT MANAGEMENT AND SUPERVISION. The Company manages the Ryan's restaurants pursuant to a standardized operating and control system together with comprehensive recruiting and training of personnel to maintain food and service quality. In each Ryan's restaurant, the management group consists of a general manager, a manager and one to three assistant managers, depending on sales volume. The Company requires at least two members of the management group on duty during all peak serving periods. Management-level personnel usually begin employment at the manager trainee or assistant manager level, depending on prior restaurant management experience. All new management-level personnel must complete the Company's five-week training period prior to being placed in a management position.

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

         PURCHASING, QUALITY AND COST CONTROL. The Company has a centralized purchase control program which is designed to ensure uniform product quality in all restaurants. The program also helps to maintain reduced food, beverage, and supply costs. The Company purchases approximately 95% of the products used by the Company's restaurants through the centralized purchase control program. USDA choice grain-fed beef, the Company's primary commodity, is closely monitored by the Company for advantageous purchasing and quality control. The Company purchases beef through various producers and brokers both on a contract basis and on a spot basis. Beef and other products are generally delivered directly to the restaurants three times weekly, except for fresh produce, which is delivered three to five times per week. The Company has in the past obtained satisfactory sources of supply for all the items it regularly uses and believes it will be able to do so in the future.

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

DEVELOPMENT

         GENERAL. The Company operated 24 Ryan's restaurants as of March 5,
1999.

         SITE LOCATION AND CONSTRUCTION. The Company considers the specific location of a restaurant to be important to its long-term success. The Company's Franchisor assists the Company in selection of new restaurant sites. The site selection process focuses on a variety of factors, including trade area demographics (such as population density and household income level), an evaluation of site characteristics (such as visibility, accessibility, and traffic volume), and an analysis of the potential competition. In addition, site selection is influenced by the general proximity of a site to other Ryan's restaurants in order to improve the efficiency of the Company's field supervisors and potential marketing programs. The Company generally locates its restaurants near or adjacent to residential areas in an effort to capitalize on repeat business from such areas as opposed to transient business.

         The Company constructs its Ryan's restaurants using a general contractor selected from several solicited bids. For certain new restaurants, the Company may use its construction subsidiary to serve as the general contractor in order to expedite the process of obtaining building permits. Management believes that by performing site selection through the Franchisor, the Company can select superior sites with high average sales volumes and control real estate costs. New Ryan's restaurants are usually completed within four months of the date on which construction is commenced.

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

COMPETITION

         The food service business in Florida is highly competitive and is often affected by changes in the taste and eating habits of the public, economic conditions affecting spending habits, local demographics, traffic patterns and local and national economic conditions. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of the facilities are also important factors. The Company's restaurants are in competition with restaurants operated or franchised by national, regional and local restaurant companies offering a similar menu, many of which have greater resources than the Company. The Company is also in competition with specialty food outlets and other vendors of food.

         The amount of new competition near Company restaurants has increased significantly in the past few years. In addition, in the past several years, many restaurants have remodeled their restaurants so that they are similar to the scatter bar format used by the Company. The increased competition had a significant negative impact on sales of some Company restaurants in 1998. Management has developed a plan to attempt to reduce the negative impact on sales from new competition, but there can be no assurance that sales trends will improve. In addition, the Franchisor has the right to operate restaurants in several other west Florida and south Florida counties.

EMPLOYEES

         As of December 30, 1998, the Company employed approximately 1,200 persons, of whom approximately 50% are considered by management as part-time employees. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

EXECUTIVE OFFICERS

         The following persons were executive officers of the Company effective December 30, 1998:

         Lewis E. Christman, Jr., age 79, has been President and Chief Executive Officer of the Company since April 1994. Mr. Christman was hired as a consultant to oversee and direct the Company's purchasing program in January 1994 and has been a Director of the Company since May 1993. In addition, Mr. Christman serves as President of each of the Company's subsidiaries. Mr. Christman has been a partner in East Coast Marketing since 1990. From 1979 to 1989, Mr. Christman served as Chairman of the Board of Neptune Marketing, Inc., a food brokerage company.

         Edward B. Alexander, age 40, has been Vice President of Finance since December 1996, and was Secretary and Treasurer of the Company from November 1990 to December 1996. In addition, Mr. Alexander was appointed to the Board of Directors in May 1996, and serves as Secretary of each of the Company's subsidiaries. Mr. Alexander served as controller of the Company from January 1989 to April 1990. From April 1985 until December 1988, Mr. Alexander was employed as controller for Mac Papers, Inc., a wholesale paper products distributor. Prior to April 1985, Mr. Alexander served as a senior accountant for the accounting firm of Deloitte & Touche LLP.

GOVERNMENT REGULATION

         The Company is subject to the Fair Labor Standards Act which governs such matters as minimum wage requirements, overtime and other working conditions. A large number of the Company's restaurant personnel are paid at or slightly above the federal minimum wage level and, accordingly, any change in such minimum wage will affect the Company's labor costs. The Company is also subject to the Equal Employment Opportunity Act and a variety of federal and state statutes and regulations. The Company's restaurants are constructed to meet local and state building requirements and are operated in accordance with state and local regulations relating to the preparation and service of food. More stringent and varied requirements of local governments with respect to land use, zoning and environmental factors may in some cases delay the Company's construction of new restaurants or remodels of existing ones.

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


ITEM 2.  PROPERTIES

         Location                        Date Opened
         --------                        -----------
         Jacksonville                   May       1982
         Jacksonville                   November  1983
         Orange Park                    May       1984
         Jacksonville                   May       1985
         Ocala                          September 1986
         Neptune Beach                  November  1986
         Lakeland                       February  1987
         Lakeland                       March     1987
         Winter Haven                   August    1987
         Apopka                         September 1987
         Gainesville                    December  1987
         Hudson                         February  1988
         New Port Richey                May       1988
         Tampa                          June      1988
         Tallahassee                    August    1988
         Daytona Beach                  September 1988
         Tampa                          November  1988
         Orlando                        January   1989
         Orlando                        February  1989
         Clearwater                     August    1989
         Melbourne                      November  1989
         Lake City                      March     1991
         Brooksville                    January   1997
         Leesburg                       June      1998
         Deland                         April     1999 (expected opening date)

         In January 1999, the Company entered into a lease agreement for a new restaurant expected to be opened in July 1999.

         As of March 5, 1999, the Company operated 24 Ryan's restaurants. The specific rate at which the Company is able to open new restaurants will be determined, among other factors, by its ability to locate suitable sites on satisfactory terms, raise the necessary capital, secure appropriate governmental permits and approvals and recruit and train management personnel.

         As of December 30, 1998, the Company owned the real property on which 20 of its restaurants were located. Twenty of these properties were subject to mortgages securing the FFCA notes.

         The Company leases the real property on which four of its restaurants are located. Those restaurants are located in Jacksonville, Clearwater, Brooksville, and Leesburg, Florida. The Company also leases two buildings in Jacksonville, Florida for its executive offices.

         The Company leases the premises where its Clearwater, Florida restaurant is located. On May 13, 1997, the Company received notice from Aetna Life Insurance Company, the mortgage holder of the property at which the Company's Clearwater, Florida restaurant is located, that Aetna intended to foreclose on the property due to a default by the landlord on the mortgage. In October 1998, Aetna was granted a Motion for Summary Judgment of Foreclosure by the Circuit Court of the Sixth Judicial Court in Pinellas County. The Company subsequently agreed not to appeal the Circuit Court's ruling in exchange for Aetna's agreement not to initiate any eviction proceedings prior to May 30, 1999. After May 1999, either the Company or Aetna may terminate the lease agreement with 30 days notice. If Aetna decides to terminate the lease in 1999, the Company would be required to write-off approximately $300,000 of leasehold improvements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject from time to time to various pending legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate disposition of currently pending claims and litigation will not have material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information contained under the caption "Common Stock Data" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained under the caption "Five-Year Financial Summary" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

         The Company is exposed to market risk from changes in interest rates. For its cash and cash equivalents, investments and mortgages receivable, a change in interest rates effects the amount of interest income than can be earned. For its debt instruments, a change in interest rates effects the amount of interest expense incurred.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.



                                    1999          2000            2001       2002     2003      Thereafter   Total
-------------------------------------------------------------------------------------------------------------------------
Assets
Overnight repurchase
      account at variable
      interest rate            $ 1,791,300                                                                   $ 1,719,300
Weighted average
      interest rate                    4.6%
Certificates of deposit
      at fixed interest rates  $   644,000                                                                   $   644,000
Weighted average
      interest rate                    5.3%
Mortgages receivable at
      fixed interest rate      $    71,100         77,800         159,800                                    $   308,700
Weighted average
       interest rate                   9.0%           9.0%            9.0%

Liabilities

Notes payable at
      variable
      interest rate            $   370,500        406,400         446,000    489,200  536,700   14,696,000   $16,944,800
Weighted average
      interest rate                    9.0%           9.0%            9.0%       9.0%     9.0%         9.0%

Long-term capital lease
     at fixed interest rate    $     3,100          3,500           3,800     18,800   20,900    1,005,700    $1,055,800
Weighted average
     interest rate                    10.7%          10.7%           10.7%      10.7%    10.7%        10.7%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants as contained in the Company's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors contained under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 1999, is incorporated herein by reference.

         The information regarding executive officers is set forth in Item 1 of this report under the caption "Executive Officers."

         The information regarding reports required under section 16(a) of the Securities Exchange Act of 1934 contained under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 1999 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission prior to April 29, 1999 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Pay" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the caption "Election of Directors - Certain Relationships and Related

Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 1999, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. The financial statements listed below are filed with this report on Form 10-K or are incorporated herein by reference from the Company's 1998 Annual Report to Shareholders. With the exception of the pages listed below, the 1998 Annual Report to Shareholders is not deemed "filed" as a part of this report on Form 10-K.


                                                           Page
                                                         Reference
                                                         ---------

                                                     Form       1998
                                                     10-K   Annual Report
                                                     ----   -------------
Consent of Independent Certified
  Public Accountants                                 F-1
Independent Auditors' Report                                     29
Consolidated Statements of Operations                            13
Consolidated Balance Sheets                                      14
Consolidated Statements of Share-
  holders' Equity                                                15
Consolidated Statements of Cash Flows                            16
Notes to Consolidated Financial
  Statements                                                     17


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

         3.08 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1998 is incorporated herein by reference.)

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

         10.04 Amended and Restated Warrant to Purchase Shares of Common Stock, void after October 1, 2003, which represents warrants issued to The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company, (subsequently transferred to Cerberus Partners, L.P.) (Exhibit
                  10.07 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

         10.05 Warrant to Purchase Shares of Common Stock, void after October 1, 2003, which represents warrants issued to The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company. (subsequently transferred to Cerberus Partners, L.P.) (Exhibit 10.08 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

         10.06 Amendment of Franchise Agreement between Ryan's Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit
                  10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

         10.07 Agreement between the Company and Kraft Foodservice, Inc., as the Company's primary food product distribution. (Exhibit
                  10.06 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference.)

         10.08 Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

         10.09 Rent Addendum to Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

         10.10 Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated October 3, 1996. (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

         10.11 $15.36m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

         10.12 $4.64m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

         10.13 Form of Promissory Note between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.20 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

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

         10.18 Standstill and Settlement Agreement between the Company and Bisco Industries, Inc. (and affiliates) dated February 24, 1998. (The Company's Form 8-K filed with the Commission on March 6, 1998 is hereby incorporated by reference.)

         10.19 Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. (Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference.)

         10.20 First Amendment to Shareholder Rights Agreement dated February 25, 1998 by and between Family Steak Houses of Florida, Inc. as Rights Agreement. (Item 6(a) from the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 18, 1998, is incorporated herein by reference.)

         10.21 $3 million loan commitment from FFCA Acquisition Corporation, dated October 2, 1998. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q is incorporated herein by reference.)

         10.22 Commitment for construction financing for two restaurants from FFCA Acquisition Corporation, dated October 2, 1998. (Exhibit
                  10.02 to the Company's Quarterly Report on Form 10-Q filed with the commission on November 16, 1998 is incorporated herein by reference.)

         10.23 Lease between the Company and Stuart S. Golding Company dated February 3, 1999 for a new restaurant scheduled to open in 1999.

         13.01    1998 Annual Report to Shareholders.

         21.01    Subsidiaries of the Company.

         23.0l Consent of Independent Certified Public Accountants - Deloitte & Touche LLP.

         27.00    Financial data schedules (electronic filing only).

(b)  None.

(c)  See (a)3. above for a list of all exhibits filed herewith and the
     Exhibit Index.

(d)  None.

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in this Annual Report of Family Steak Houses of Florida, Inc. on Form 10-K of our report dated February 25, 1999, appearing in the 1998 Annual Report to Shareholders of Family Steak Houses of Florida, Inc.

We additionally consent to the incorporation by reference in Registration Statement No. 33-11684 pertaining to the 1986 Employee Incentive Stock Option Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 25, 1999 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended December 30, 1998.

We further consent to the incorporation by reference in Registration Statement No. 33-12556 pertaining to the 1986 Stock Option Plan for Non-Employee Directors of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 25, 1999 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended December 30, 1998.

We further consent to the incorporation by reference in Registration Statement No. 33-62101 pertaining to the 1996 Long Term Incentive Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 25, 1999 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended December 30, 1998.







Deloitte & Touche LLP



Jacksonville, Florida

March 24, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAMILY STEAK HOUSES OF FLORIDA, INC.


Date:   March 12, 1999              BY: /s/ Lewis E. Christman, Jr.
                                        ----------------------------------
                                        Lewis E. Christman, Jr., President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.


Signature                                   Title                               Date
---------                                   -----                               ----

/s/ Lewis E. Christman, Jr.                 President (Principal                March 12, 1999
---------------------------                 Executive Officer
Lewis E. Christman, Jr.                     and Director)


/s/ Edward B. Alexander                     Vice President and Director         March 12, 1999
-----------------------                     (Principal Financial and
Edward B. Alexander                         Accounting Officer)


/s/ G. Alan Howard                          Director                            March 16, 1999
------------------
G. Alan Howard




/s/ Joseph M. Glickstein, Jr.               Director                            March 19, 1999
-----------------------------
Joseph M. Glickstein, Jr.

/s/ Richard M. Gray                         Director                            March 19, 1999
------------------
Richard M. Gray



/s/ Glen F. Ceiley                          Director                            March 19, 1999
------------------
Glen F. Ceiley



/s/ Jay Conzen                              Director                            March 16, 1999
------------------
Jay Conzen