Form 10-K/A
period 1998-12-30
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1999-04-29
CIK 784539

COMPANY DATA:
      COMPANY CONFORMED NAME:              FAMILY STEAK HOUSES OF FLORIDA INC
      CENTRAL INDEX KEY:                   0000784539
      STANDARD INDUSTRIAL CLASSIFICATION:  RETAIL-EATING PLACES [5812]
      IRS NUMBER:                          592597349
      STATE OF INCORPORATION:              FL
      FISCAL YEAR END:                     1230

FILING VALUES:
      FORM TYPE:                      10-K/A
      SEC ACT:                        1934 Act
      SEC FILE NUMBER:                000-14311
      FILM NUMBER:

BUSINESS ADDRESS:
      STREET 1:                       2113 FLORIDA BLVD
      STREET 2:                       STE A
      CITY:                           NEPTUNE BEACH
      STATE:                          FL
      ZIP:                            32266
      BUSINESS PHONE:                 9042494197

MAIL ADDRESS:
      STREET 2:                       2113 FLORIDA BLVD STE A
      CITY:                           NEPTUNE BEACH
      STATE:                          FL
      ZIP:                            32266


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             ______________

                              FORM 10-K/A
                              (Mark One)
  (x) AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED,)
                For the fiscal year ended December 30, 1998

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

         Securities registered pursuant to Section 12(b) of the Act:
                                   None
         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.01 Par Value
                            (Title of Class)
                         ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES X  NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             YES___ NO X

As of March 2, 1999, 2,398,300 shares of Common Stock of the registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the NASDAQ SmallCap Market System on March 5, 1999, as reported in The Wall Street Journal) held by non-affiliates of the registrant was approximately $1,872,000. Documents Incorporated by Reference - None Registrant hereby amends its Form 10-K for its fiscal year ended December 30, 1998 by adding the following to Part III and deleting the incorporation by reference to the definitive proxy statement of Family Steak Houses of Florida, Inc. (the "Company").


                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding executive officers is set forth in Item 1 of the Form 10K filed on March 24, 1999, under the caption "Executive Officers." Each of the Director nominees listed below is presently serving as a director of the Company. Mr. Christman was appointed in February 1993 and elected by the shareholders at the 1993 annual meeting. Messrs. Gray and Glickstein were appointed in June 1994 and elected by the shareholders in August 1994. Mr. Alexander was appointed to the Board in July 1996 and elected by the shareholders in July 1997. Mr. Howard was appointed to the Board in February 1998 and elected by the shareholders in July 1998. Mr. Ceiley and Mr. Conzen were appointed to the Board in February 1998, pursuant to the Standstill Agreement between the Company and Bisco Industries, Inc. ("Bisco") and affiliates (which expired in February 1999), and elected by the shareholders in July 1998.


Name                            Business Experience and Age
Edward B. Alexander             Vice President of Finance of the
                                Company since December 1996.
                                Secretary/Treasurer of the Company
                                from November 1990 to December 1996;
                                Controller of the Company from January
                                1989 to April 1990. Age 40.

Glen F. Ceiley                  President and Chief Executive Officer
                                of Bisco Industries, Inc., a
                                distributor of fasteners and electronic
                                components since 1973.  Age 53.

Lewis E. Christman, Jr.         President & CEO of the Company since
                                April 1994.
                                Purchasing consultant to the
                                Company from January 1994 to March 1994.
                                Chairman of the Board of Neptune Marketing
                                Inc. (food broker) from 1979 to 1989.  Age 79.

Jay Conzen			Principal of Jay Conzen Investments
				(investment advisor) since October 1992.
				Age 52.

Joseph M. Glickstein, Jr.       Partner, Glickstein & Glickstein, law firm
                                since 1950. Age 72.

Richard M. Gray                 Partner, Gray & Kelley, CPAs, since
                                1973. President & Director of
                                Universal Marion Corp. since 1973.
                                Age 67.

G. Alan Howard                  Senior Vice President and Senior Counsel
				of Homeside Lending  since March 1998.
                                Of Counsel to Milam, Otero, Larsen, Dawson
                                & Traylor, P.A. since March 1998. Attorney
                                at Mahoney Adams & Criser, P.A.
                                from March 1993 to December 1997
                                (Partner, January 1996 - December 1997).
                                Served as general counsel
                                to the Company from April 1994 to
                                February 1998. Age 37


There are no family relationships between any of the nominees and executive officers of the Company.

In May 1998, Bisco, without admitting or denying any allegations, consented to the entry by the Securities and Exchange Commission (the "Commission") of an order requiring Bisco to cease and desist from committing or causing violations of Rule 10b-13 of the Securities and Exchange Act of 1934. The order resulted from an inquiry related to Bisco's purchase of certain shares of Common Stock during the pendency of its tender offer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"),requires certain officers of the Company and its directors, and persons who beneficially own more than ten percent of any registered class of the Company's equity securities, to file reports of ownership in such securities and changes in ownership in such securities with the Securities and Exchange Commission (the "Commission") and the Company.

	Based solely on a review of the reports and written representations provided to the Company by the above referenced persons, the Company believes that during 1998 all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were timely satisfied.

ITEM 11. EXECUTIVE COMPENSATION

	The summary compensation table below sets forth a summary of the compensation earned by the Company's Chief Executive Officer from 1996 to 1998. No disclosure of compensation paid to other executive officers is required as the total salary and bonus paid to such executive officers does not exceed the reporting threshold of $100,000.

                    SUMMARY COMPENSATION TABLE


                                                                Long Term
                               Annual Compensation             Compensation
                               ===================            ================

Name and
Principal                                     Other Annual       All Other
Position                Year  Salary($)(1)  Compensation(2)  Compensation($)(3)
--------------------    ----  ------------  ---------------  ------------------
Lewis E. Christman, Jr. 1998    $130,000          -0-            $   983
President & CEO         1997     130,000       $20,000           $ 1,625
                        1996     130,000          -0-            $ 1,625


(1)     Salary:  Total base salary paid during the year.

(2)	Other Annual Compensation: Specific forms of cash and non-
cash compensation paid, awarded or earned not properly categorized as salary or bonus and designated as Other Annual Compensation under the rules and regulations of the Commission. The value of all personal benefits and perquisites received by Mr. Christman was less than the required reporting threshold, except for an automobile allowance of $20,000 paid to Mr. Christman in 1997. This automobile allowance is paid every other year under the terms of Mr. Christman's Employment Agreement.

(3)	All Other Compensation:  All other compensation that does not fall under any of the aforementioned categories. Amounts shown include contributions of $983, $1,625 and $1,625 to the Company's
401(k) Plan on behalf of Mr. Christman to match a portion of his deferred contributions in 1998, 1997, and 1996, respectively.

Option Exercises and Year-End Option Value

	The following table sets forth information concerning the number and value of unexercised options to purchase the Company's common stock, $.01 par value (the "Common Stock") held by Mr.
Christman at fiscal year end.

               Aggregated Option Exercises in Last Fiscal
                   Year, and Year-End Option Value


                                               Number of
                                               Securities     Value of
                                               Underlying     Unexercised
                                               Unexercised    In-the-Money
                                               Options at     Options at
                        Shares                 Fiscal         Fiscal
                        Acquired               Year-End (#)   Year-End ($)
                        On Exercise  Value     -------------  ----------------
                        In 1998      Realized  Exercisable/   Exercisable/
Name                    (#)          ($)       Unexercisable  Unexercisable(1)
======================  ===========  ========  =============  ================

Lewis E. Christman, Jr.      -           -      40,000 /  -        - / -


1)	Market value of underlying securities at year-end ($.94 at
December 30, 1998, the last trading day of the Company's fiscal year), minus the exercise price of $2.00.


EMPLOYMENT AGREEMENTS

	In November 1998, the Company extended until January 26, 2000 its employment agreement with Lewis E. Christman, Jr., providing for continued base compensation of $130,000 per year, in addition to medical, disability and other benefits in accordance with company policy, such stock options as may be granted by the Board of Directors from time to time and a bi-annual automobile allowance. The agreement further provides that Mr. Christman will be entitled to receive, in a lump sum, the salary due for the remaining term of the agreement upon the Company's termination of his employment "without cause" (as defined in such agreement).

	The Employment Agreement also contains a change in control provision enabling Mr. Christman to resign from the Company upon a Change in Control of the Company (as defined in the Employment Agreement) and receive termination payments equal to 2.5 times his annual salary and highest bonus amount, if any, received during the last three fiscal years as well as a prorated bonus amount based on such highest bonus earned, if any, in last three fiscal years. This right to resign and receive termination payments extends for six (6) months after the date of the Change in Control (the "Trigger Date"). If the CEO does not elect to resign, the Employment Agreement provides that (a) the Company will continue to employ the CEO for two years after the Trigger Date, (b) his incentive opportunities and benefits will be the greater of those
(i) in effect immediately prior to the Trigger Date or (ii) provided by the Company to executives with comparable duties, and
(c) his position, authority and duties will not be adversely affected during the term of his post-Trigger Date employment.

Compensation Committee Interlocks and Insider Participation

	Mr. Christman, the Company's Chief Executive Officer, served as a member of the Executive Compensation Committee in 1998. He does not participate in any discussions or decisions regarding his own compensation.

	Director Glickstein is a partner with the law firm of Glickstein & Glickstein, P.A. which has been retained by the Company in fiscal year 1998 and may be retained to provide legal advice to the Company from time to time in the future.

Director Compensation

	Five of the seven director nominees are not employees of the Company. In order to attract and retain highly qualified independent directors through an investment interest in the Company's future success, the Company enacted in l985 a non-qualified Stock Option Plan for Non-Employee Directors (the
"Director's Plan").

	Each director eligible under the Directors Plan annually receives an option to purchase 1,800 shares of Common Stock. Typically options are granted on the first business day of each calendar year, at an option exercise price per share equivalent to a price such that the aggregate fair market value on the date of grant for all shares subject to the options exceeds the aggregate option exercise price by the amount of $10,000. Options granted under the Director's Plan are immediately exercisable and expire five years from the date of grant.

	On January 4, 1999 options were granted to Directors Gray, Glickstein and Howard for the purchase of 1,800 shares each at a purchase price of $.01 per share. Since the price of the stock was $.813 on January 4, 1999, the Company granted an additional 10,661 shares to each eligible director at a purchase price of $.01 per share so that the market value of all options granted in 1999 exceeded the option exercise price by $10,000.

	Since Mr. Ceiley and Bisco were limited by the Standstill and Settlement Agreement and the Shareholder Rights Agreement to 19.9% ownership of the Company's Common Stock, Mr. Ceiley and Mr. Conzen (as an affiliate of Bisco) were paid $10,000 each in cash for their director compensation.

	Directors who are full-time employees of the Company receive $100 for each Board of Directors meeting attended. Directors who are not employees of the Company receive a fee of $500 for each Board of Directors meeting attended. No fees are awarded directors for attendance at meetings of the Audit or Executive Compensation Committees of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND


SECURITY OWNERSHIP OF MANAGEMENT



Common Stock
Beneficially Owned                Percent
As of                             of
Name                              April 8,1999 (1)               Class (2)
------------------------          ----------------               ----------
Edward B. Alexander                   34,200                       1.40%

Glen F. Ceiley                       471,323                      19.60%

Lewis E. Christman, Jr.               42,282                       1.73%

Jay Conzen                           -------                       ----%

Joseph M. Glickstein, Jr.             27,899                       1.16%

Richard M. Gray                       27,899                       1.16%

G. Alan Howard                        19,961                         .8%

____________________________________________________________________________

Included in such beneficial ownership are shares of Common Stock issuable upon the exercise of certain options exercisable immediately or within sixty (60) days of April 8, 1999, as follows: Lewis E. Christman, Jr., 40,000 shares; and Edward B.
Alexander, 26,700 shares.

The percentages represent the total of the shares listed in the adjacent column divided by the issued and outstanding shares of Common Stock as of April 8, 1999, plus any stock options or warrants exercisable by such person within 60 days following April 8, 1999.

(3)	More detailed information on Mr. Ceiley's beneficial
ownership is set forth in the following chart.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND OF MANAGEMENT
AS A GROUP

	The table set forth below presents certain information regarding beneficial ownership of the Company's Common Stock (the Company's only voting security), as of April 8, 1999, by (i) each shareholder known to the Company to own, or have the right to acquire within sixty (60) days, more than five percent (5%) of the Common Stock outstanding and (ii) all officers and director nominees of the Company as a group. All share amounts have been adjusted to reflect the results of a reverse stock split effective March 4, 1998.

                                       Amount of Common
Name and Address of                   Stock Beneficially        Percent of
Beneficial Owner                           Owned                  Class
--------------------                  ------------------        -----------

Glen F. Ceiley                           471,323 (1)              19.6%
Bisco Industries, Inc.
704 W. Southern Avenue
Orange, CA  92865

Cerberus Partners, L.P.                  140,000 (2)               5.5%
950 Third Ave., 20th Floor
New York, New York 10022

All Officers and Director                623,563 (3)              25.2%
 Nominees as a Group
 (7 Persons)


	(1)	Based on information set forth in Amendment No. 10 to
Schedule 13D filed with the Securities and Exchange Commission
(the "Commission") on December 14, 1998, Bisco owns 344,031 shares; Glen F. Ceiley, President and a director of Bisco, owns
22,494 shares, individually; the Bisco Industries Profit Sharing and Savings Plan (the "Bisco Plan") owns 104,798 shares. Mr.
Ceiley has the sole power to vote and dispose of the shares of Common Stock he owns individually and the power to vote and to dispose of the shares owned by Bisco and the Bisco Plan.

	(2)	Represents shares of Common Stock issuable upon the
exercise of certain stock purchase warrants issued October 1, 1988 and March 14, 1995, pursuant to which the holders thereof have the right to purchase an aggregate of up to 140,000 shares for $2.00 per share. None of such shares are outstanding.

	(3)	Includes an aggregate 66,700 of shares of Common Stock
which certain of the Company's executive officers and directors have the right to acquire immediately or within sixty days (60) upon the exercise of certain options granted pursuant to the Company's various stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Pursuant to a Standstill and Settlement Agreement with Bisco and its affiliates, on February 27, 1998 which expired on February 24, 1999, the Company sold 141,340 shares of the Common Stock to Bisco at a purchase price of $2.16, which was the average closing price of the Common Stock for the ten trading days immediately preceding the date of the sale. The total price paid by Bisco to the Company was $305,312. Director Ceiley is the President of Bisco.

	Mr. Howard is of counsel to the law firm of Milam, Otero, Larsen, Dawson and Traylor, P.A. which was retained by the Company to provide legal advice during 1998 and may be retained to provide legal advice to the Company from time to time in the future.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FAMILY STEAK HOUSES OF FLORIDA, INC.

Date:   April 29, 1999			BY: /s/ Lewis E. Christman, Jr.
                                            --------------------------------
                                            Lewis E. Christman, Jr., President