Form 10-Q
period 1999-03-31
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1999-05-14
CIK 784539

May 14, 1999

OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA  22312-2413



Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc. is the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1999.

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

                   For the Quarter ended March 31, 1999

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

                           Yes  X      No_____


        Title of each class             Number of shares outstanding

          Common Stock                         2,409,026
         $.01 par value                     As of May 7, 1999


                 FAMILY STEAK HOUSES OF FLORIDA, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 1999

                             (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the thirteen week period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1999. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1998.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen weeks ended March 31, 1999 and April 1, 1998 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

Note 3. New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of recognized assets, liabilities or forecasted transactions or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction or a net investment in a foreign operation. This Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of this Statement of the presentation of financial statements of the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended March 31, 1999 versus April 1, 1998

     The Company experienced an increase in total sales during the first thirteen weeks of 1999 compared to the first thirteen weeks of 1998. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the first quarter of 1999 decreased 1.1% from the same period in 1998, compared to a decrease of 2.8% from 1998 as compared to 1997.

     Management believes that the decrease in same-store sales is primarily due to the effects of increasing competition, including several new or remodeled restaurants opened by competitors in areas close to Company restaurants. Management is seeking to improve sales trends by focusing on improved restaurant operations, and devising and implementing competitive strategies to offset the effects of new competition. Management plans to sell restaurants which are not meeting sales and profit expectations. To this end, the Company closed two restaurants in January 1999 and has listed a total of six restaurants for sale. Proceeds from any sales of restaurants would be used either to reduce long-term debt or build new restaurants with more competitive facilities in superior locations. Due primarily to the negative effects of increasing competition on the Company's sales and profitability, in March 1998 the Company announced that it had retained an investment banking firm specializing in the restaurant industry to assist the Company in identifying and evaluating strategic opportunities which would enhance shareholder value. The Company is continuing to evaluate strategic opportunities recommended by the investment banking firm, and to pursue such strategies it deems appropriate. However, there can be no assurance that a restructuring or transaction will result from this process.

     The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents, and licenses. The Company's food, beverage, payroll, and employee benefit costs as a percentage of sales are believed to be higher than the industry average, due to the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 86.0% in the first quarter of 1999 from 85.7% in same quarter of 1998.

     Food and beverage costs as a percentage of sales increased from 38.7% in 1998 to 38.9% in 1999. Payroll and benefit costs as a percentage of sales increased from 27.7% in 1998 to 27.8% in 1999.

     Depreciation and amortization expenses increased from 4.4% in 1998 to 5.0% in 1999, primarily due to additions to property and equipment over the last twelve months.

     General and administrative expenses as a percentage of sales decreased from 5.8% in the first quarter of 1998 to 5.7% in the same quarter in 1999. This decrease was primarily due to costs associated with the Company's reverse stock split approved by the Company's shareholders in February 1998.

     Interest expense decreased from $395,500 in the first quarter of 1998 to $382,400 in the same quarter of 1999. The decrease was due to the Company capitalizing interest expense of $33,600 in 1999, whereas no interest expense was capitalized in the first quarter of 1998.

     The effective income tax rates for the first three months of 1998 and 1999 were 20.0% and 0.0%, respectively. The 0% rate in 1999 was due to the use of net operating loss carryforwards to offset 1999 taxable income.

     Net earnings were $164,600 and $233,800 in the first quarters of 1998 and 1999, respectively. Earnings per share assuming dilution for the quarter were 7 cents in 1998 compared to 10 cents in 1999.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1999.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At March 31, 1999, the Company had a working capital surplus of $289,800 compared to a working capital deficit of $744,100 at December 30, 1998. The increase in working capital during the first three months in 1999 was due primarily to increases in cash provided from new borrowings under the Company's long-term debt agreement and cash provided by operating activities during the first quarter of 1999.

     Cash provided by operating activities increased 1.7% from $1,022,500 in the first quarter of 1998 to $1,039,600 in the first quarter of 1999.

     The Company spent approximately $910,700 in the first quarter of 1999 for property and property equipment. Total capital expenditures for equipment in 1999, based on present costs and plans for capital improvements, are estimated to be $4,800,000. The Company projects that proceeds from the Company's financing agreements and cash generated from operations will be sufficient to fund these improvements.

     In December 1996, the Company entered into a $15.36 million Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs seventeen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of March 31, 1999, the outstanding balance due under the loan was $14,288,000.

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

     Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it borrowed an additional $2,590,000 in 1998. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the loan agreement described above. As of March 31, 1999, the outstanding balance under this loan was $2,555,700.

     In October 1998, the Company received two commitments for new financing from FFCA. The first commitment provides for funding of a maximum of $3,000,000, secured by mortgages on three Company restaurant properties, with an expiration date of May 31, 1999. In March 1999, the Company borrowed $1,300,000 under this agreement. The second commitment was for construction financing for two new restaurants to be built in 1999. Terms of this commitment include funding of a maximum of $1,600,000 per restaurant, with an expiration date of October 1, 1999. Other terms and conditions of these loan agreements are substantially identical to those of the $15.36 million Loan Agreement described above.

     Proceeds from the two new loan commitments should be sufficient to satisfy the Company's capital requirements through the end of 1999. The Company's ability to build additional restaurants or make other capital improvements after 1999 is dependent on its ability to secure additional new financing.

     The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties and other risks identified from time to time in the Company's annual report, quarterly filings, and public announcements.

Recent Developments

Change in Listing of Securities on the NASDAQ Stock Market

     On February 10, 1999, the Company received notice from NASDAQ that the listing of its common stock was moved from the NASDAQ National Market to the NASDAQ SmallCap Market, due to a failure to comply with the $5.0 million minimum public float requirement of the National Market. The new listing on the SmallCap Market was effective February 12, 1999, but is contingent upon NASDAQ's review of the Company's application. The Company filed a listing application for the SmallCap Market and is awaiting NASDAQ's review for final approval of the Company's listing.

     The SmallCap Market has various listing and maintenance requirements, including requirements that (i) the Company maintain at least $2.0 million in net tangible assets, (ii) the minimum bid price of the Common Stock be $1.00 or more per share,
(iii) there be at least 500,000 shares in the public float, valued at a minimum of $1.0 million, (iv) the Common Stock have at least two active market makers and (v) the Common Stock be held by at least 300 shareholders owning a minimum of 100 shares.

     On March 23, 1999, the Company received notice from NASDAQ that the Company's closing bid price had declined below $1.00 per share, and has remained below the $1.00 minimum requirement since that time. Accordingly, NASDAQ determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market pursuant to the following exception. On or before June 21, 1999, the Company must meet or exceed a closing bid price of $1.00 per share; immediately thereafter, the Company's closing bid price must meet or exceed $1.00 per share for a minimum of ten consecutive trading days. In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing. In the event the Company fails to meet any of the terms of this exception, the Company's securities will be delisted from the Nasdaq SmallCap Market.

     If the Company's stock is delisted from NASDAQ, trading in the Common Stock would thereafter be conducted on the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers, Inc.'s "Electronic Bulletin Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the number of shares that could be bought and sold, but also as a result of delays in the timing of the transactions, a reduction in the number and quality of security analysts' and the news media's coverage of the Company, lower prices for the Company's securities than might otherwise be attained and a larger spread between the bid and asked prices for the Company's securities.

     In addition, if the Company's securities were to be delisted from the NASDAQ SmallCap Market, the Company's securities could become subject to Rule 15g-9 under the Exchange Act relating to penny stocks, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). Commission regulations define a "penny stock" to be any equity security that is not listed on The NASDAQ Stock Market or a national securities exchange and that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be adversely affected.

     In order to settle litigation and other matters between the Company and Bisco Industries, its president and chief executive officer, Glen F. Ceiley and other affiliates ("Bisco"), the Company entered into a Standstill and Settlement Agreement with Bisco in February 1998. Under this agreement, Bisco agreed, among other matters, to (i) not initiate the solicitation of proxies or any shareholder vote in opposition to the Board's recommendations for the 1998 Annual Meeting of Shareholders (ii) vote shares of the Company's stock owned by Bisco in favor of the Company's slate of Director nominees for the 1998 Annual Meeting of Shareholders and (iii) acquire no more than 19.9% of the total outstanding shares of the Company's common stock. In turn, the Company agreed, among other matters, to (i) dismiss certain litigation against Bisco and (ii) to appoint two Bisco nominees to its Board of Directors. As this agreement expired on February 24, 1999, these parties are not longer subject to the foregoing restrictions.

     Bisco has filed a preliminary proxy statement with the Securities and Exchange Commission indicating that it intends to submit its own slate of directors to the Company's shareholders at the 1999 Annual Meeting of Shareholders scheduled for July 1, 1999. The Company intends to file a proxy statement recommending that the shareholders reelect the seven directors as currently serving, including Glen Ceiley and Jay Conzen of Bisco.

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

Testing and remediation of critical systems is underway. The Company is having its accounting software revised and rewritten and expects to have the new software installed by the end of the third quarter of 1999. It is also testing cash registers and other systems at its restaurants and expects to fix or replace any Year 2000 noncompliant equipment and systems in the next several months. The Company believes that there are no material impediments to its goal of Year 2000 readiness.

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

Exhibit 11.1

The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:

                                                 Three Months Ended
                                        March 31, 1999     April 1, 1998

Basic:
  Weighted average common shares
   outstanding used in computing
   basic earnings per share                2,386,200          2,277,400
  Basic earnings per share              $       0.10        $      0.07

Diluted:
  Weighted average common shares
   outstanding                             2,386,200          2,277,400
  Effects of shares issuable under
   stock plans using the treasury
   method                                     10,400             24,100
  Effects of warrants issuable using
   the treasury method                                           33,500
  Shares used in computing diluted
  earnings per share                      2,396,600           2,335,000
                                        $      0.10         $      0.07



27.01   Financial Data Schedule




                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FAMILY STEAK HOUSES OF FLORIDA, INC.
                              (Registrant)



                              /s/ Lewis E. Christman, Jr.
                              -------------------------------------
Date: May 14, 1999            Lewis E. Christman, Jr.
                              President
                              (Chief Executive Officer)



                              /s/ Edward B. Alexander
                              -------------------------------------
Date: May 14, 1999            Edward B. Alexander
                              Vice President of Finance
                              (Principal Financial and Accounting
                              Officer)








Family Steak Houses of Florida, Inc.
Consolidated Statements of Earnings
(Unaudited)

                                           For The Quarter Ended
                                         -------------------------
                                          March 31,      April 1,
                                            1999           1998
                                         -----------   -----------
Sales                                    $10,146,400    $9,990,600

Cost and expenses:
  Food and beverage                        3,942,200     3,867,500
  Payroll and benefits                     2,824,900     2,765,000
  Depreciation and amortization              507,000       438,300
  Other operating expenses                 1,454,200     1,489,900
  General and administrative expenses        581,700       584,400
  Franchise fees                             304,000       299,600
  Loss from disposition of equipment          14,700        41,200
                                         -----------   -----------
                                           9,628,700     9,485,900

     Earnings from operations                517,700       504,700


Interest and other income                     98,500        96,400
Interest expense                            (382,400)     (395,500)
                                         -----------   -----------

     Earnings before income taxes            233,800       205,600
Provision for income taxes                        --        41,000
                                         -----------   -----------

     Net earnings                           $233,800      $164,600
                                         ===========   ===========


Basic earnings per share                       $0.10         $0.07
                                         ===========   ===========

Diluted earnings per share                     $0.10         $0.07
                                         ===========   ===========


See accompanying notes to consolidated financial statements.





Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                  March 31,  December 30,
                                                    1999         1998
                                                ===========   ==========
ASSETS
Current assets:
  Cash and cash equivalents                      $3,254,900    $1,910,200
  Investments                                       644,000       644,000
  Receivables                                       124,200       107,000
  Current portion of mortgages receivable            72,700        71,100
  Income taxes receivable                            60,200        60,200
  Inventories                                       268,500       333,400
  Prepaid and other current assets                  255,500       296,600
                                                -----------   -----------

    Total current assets                          4,680,000     3,422,500

Mortgages receivable                                218,800       237,600

Property and equipment:
  Land                                            8,882,300     8,882,100
  Buildings and improvements                     21,828,200    21,236,600
  Equipment                                      11,898,200    12,528,600
                                                -----------   -----------
                                                 42,608,700    42,647,300
  Accumulated depreciation                      (16,043,900)  (16,509,400)
                                                -----------   -----------
          Net property and equipment             26,564,800    26,137,900


Property held for resale                          1,463,400     1,463,400
Other assets, principally deferred charges,
  net of accumulated amortization                   821,500       830,700
                                                -----------   -----------
                                                $33,748,500   $32,092,100
                                                ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $1,576,900    $1,381,000
  Accrued liabilities                             2,430,600     2,412,000
  Current portion of long-term debt                 379,500       370,500
  Current portion of obligation under
   capital lease                                      3,200         3,100
                                                -----------   -----------
    Total current liabilities                     4,390,200     4,166,600

Long-term debt                                   17,764,200    16,574,300
Obligation under capital lease                    1,051,900     1,052,700
Deferred revenue                                     25,200        23,200
                                                -----------   -----------
    Total liabilities                            23,231,500    21,816,800



Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                        --            --
  Common stock of $.01 par;
   authorized 4,000,000 shares;
    outstanding 2,409,000 in 1999
     and 2,371,600 shares in 1998                    24,100        23,700
  Additional paid-in capital                      8,602,200     8,594,700
  Retained earnings                               1,890,700     1,656,900
                                                -----------   -----------
             Total shareholders' equity          10,517,000    10,275,300
                                                -----------   -----------
                                                $33,748,500   $32,092,100
                                                ===========   ===========


See accompanying notes to consolidated financial statements.



Family Steak Houses of Florida, Inc.
Consolidated Statements of  Cash Flows
(Unaudited)

                                                   For the Three Months
                                                ==========================
                                                 March 31,       April 1,
                                                   1999            1998
                                                ===========    ===========

Operating activities:
  Net earnings                                     $233,800       $164,600
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                   507,000        438,300
    Directors' fees in the form of stock options      7,500          7,500
    Amortization of loan fees                         6,900          5,800
    Loss on disposition of equipment                 14,700         41,200
    Decrease (increase) in:
      Receivables                                   (17,200)        34,700
      Income taxes receivable                            --        115,000
      Inventories                                    64,900         24,600
      Prepaids and other current assets              41,100        (49,100)
      Other assets                                  (35,600)       (37,000)
    Increase (decrease) in:
      Accounts payable                              195,900        379,200
      Accrued liabilities                            18,600       (129,600)
      Deferred revenue                                2,000         27,300
                                                -----------    -----------
Net cash provided by operating activities         1,039,600      1,022,500
                                                -----------    -----------

Investing activities:
  Proceeds from notes receivable                     17,200         75,600
  Capital expenditures                             (910,700)      (372,800)
                                                -----------    -----------
Net cash used by investing activities              (893,500)      (297,200)
                                                -----------    -----------

Financing activities:
  Payments on long-term debt                       (101,100)       (99,900)
  Proceeds from issuance of long-term debt        1,300,000      1,290,000
  Payments on capital lease                            (700)          (600)
  Proceeds from the issuance of common stock            400        305,500
                                                -----------    -----------
Net cash provided by financing activities         1,198,600      1,495,000
                                                -----------    -----------

Net increase in cash and cash equivalents         1,344,700      2,220,300
Cash and cash equivalents - beginning of period   1,910,200        696,000
                                                -----------    -----------

Cash and cash equivalents - end of period        $3,254,900     $2,916,300
                                                ===========    ===========

Supplemental disclosures of cash flow information:

    Cash paid during the quarter for interest      $409,100       $509,100
                                                ===========    ===========

    Cash paid during the quarter for income taxes        --             --
                                                ===========    ===========


See accompanying notes to consolidated financial statements.