Form 10-Q
period 1999-06-30
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1999-08-13
CIK 784539

August 13, 1999

OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA  22312-2413



Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc. is the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1999.

This filing is being effected by direct transmission to the Commission's Edgar Systems.

Very truly yours,



Edward B. Alexander
CFO




			       UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549


				 FORM 10-Q


	       Quarterly Report Pursuant to Section 13 or 15(d) of
		    the Securities Exchange Act of 1934

		      For the Quarter ended June 30, 1999

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

			     Yes  X      No_____


   Title of each class                        Number of shares outstanding

      Common Stock                                      2,409,029
     $.01 par value                                As of August 6, 1999


		      FAMILY STEAK HOUSES OF FLORIDA, INC.

		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				 June 30, 1999

				  (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1999. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1998.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen weeks ended June 30, 1999 and July 1, 1998 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

Note 3. New Accounting Pronouncement and Reclassification

At March 31, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires pre-opening costs to be expensed as incurred. Accordingly, all unamortized pre-opening costs at March 31, 1999, amounting to $13,700, were charged to 1999 depreciation and amortization. For the three months and year-to-date ended June 30, 1999, all pre-opening costs are included in "other operating expenses" and the current and prior year's amortization of pre-opening costs was reclassified accordingly.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended June 30, 1999 versus July 1, 1998

     The Company experienced an increase in total sales during the second thirteen weeks of 1999 compared to the second thirteen weeks of 1998. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the second quarter of 1999 increased 1.7% from the same period in 1998, compared to an increase of 1.1% from 1998 as compared to 1997. In addition to the same-store sales increase, total sales increased due to the opening of new stores in June 1998 and April 1999.

     Management believes that the increase in same-store sales is primarily due to significant increases in sales at certain restaurants remodeled by the Company. These remodels included installation of scatter bars at three restaurants, which resulted in significant same-store sales gains at these locations. These increases were somewhat offset by decreases in sales at other Company restaurants caused by the effects of increasing competition, including several new or remodeled restaurants opened by competitors in areas close to Company restaurants.

     Management is seeking to improve sales trends by focusing on improved restaurant operations, retraining restaurant employee staffs, remodeling one additional restaurant, and devising competitive strategies to offset the effects of new competition. Management plans to sell restaurants which are not meeting sales and profit expectations, and has listed six restaurants for sale. In addition, one restaurant not listed for sale was sold in July 1999. Proceeds from any sales of individual restaurants would be used either to reduce long-term debt or build new restaurants with more competitive facilities in superior locations.

     Due primarily to the negative effects of increasing competition on the Company's sales and profitability, in March 1998 the Company announced that it had retained an investment banking firm specializing in the restaurant industry to assist the Company in identifying and evaluating strategic opportunities which would enhance shareholder value. This agreement has expired and management does not currently believe that any strategic transaction will occur in the near future. However, the Company may continue to investigate and evaluate strategic transactions in the future.

     Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. If year-to-date sales trends continue, the Company would likely incur losses in the third and/or fourth quarters.

     The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 88.8% in the second quarter of 1999, from 87.1% in the same quarter of 1998, primarily due to an increase in payroll and benefits costs as a percentage of sales.

     Food and beverage costs as a percentage of sales decreased to 38.9% in the second quarter of 1999 from 39.2% in the same period of 1998, primarily due to sales price increases implemented by the Company in 1999.

     Payroll and benefits as a percentage of sales increased to 29.2% in the second quarter of 1999 from 27.8% in the same quarter of 1998, primarily due to a reduction of $100,000 in the Company's workers' compensation reserve in 1998, and to high payroll costs associated with the opening of a new restaurant in April 1999.

     Other operating expenses as a percentage of sales increased to 15.9% in the second quarter of 1999 compared to 15.6% in 1998, primarily due to a change in accounting for opening costs of new restaurants (see Note 3 to the financial statements). Depreciation and amortization was 4.5% as a percentage of sales in the second quarters of 1999 and 1998.

     General and administrative expenses as a percentage of sales were 6.6% in the second quarter of 1999, compared to 6.4% in the same quarter of 1998. The increase was due primarily to costs incurred in 1999 from the proxy contest with Bisco Industries, Inc. in connection with the Company's 1999 Annual Meeting of Shareholders (see "Recent Developments"). Interest expense increased to $428,800 during the second quarter of 1999 from $412,900 in 1998. The increase was due primarily to the borrowing of $2.6 million under the Company's credit facility in 1999.

     The effective income tax rates for the quarters ended June 30, 1999 and July 1, 1998 were 0.0% and 20.0%, respectively.

     Net loss for the second quarter of 1999 was $192,500, compared to net earnings of $23,400 in 1998. Loss per share was $.08 for 1999, compared to net earnings per share of $.01 in 1998.


Six Months Ended June 30, 1999 versus July 1, 1998

     For the six months ended June 30, 1999, total sales increased 4.5% compared to the same period of 1998. Same-store sales increased 0.6% for the six months ended June 30, 1999.

     Food and beverage costs as a percentage of sales for the six month periods ended June 30, 1999 and July 1, 1998 were 38.9%. Payroll and benefits as a percentage of sales increased to 28.5% in 1999 from 27.7% in 1998. The increase was primarily due to lower workers' compensation costs in 1998.

     For the six months ended June 30, 1999, other operating expenses decreased to 15.1% from 15.3% in 1998, primarily due to lower electric and gas utilities costs. Depreciation and amortization increased as a percentage of sales for the six month period ended June 30, 1999, compared to the same period of 1998, due to additions to property and equipment over the past year.

     For the six months ended June 30, 1999, general and administrative expenses increased to 6.2% of sales from 6.1% for the same period in 1998. Interest expense increased for the first six months of 1999 to $811,200 from $808,400 for the same period in 1998, due to additional interest cost from the borrowing of $2.6 million under the Company's credit facility, but offset by the Company capitalizing interest expense of $42,700 in 1999.

     The effective income tax rates for the six-month periods ended June 30, 1999 and July 1, 1998 were 0.0% and 20.0%, respectively.

     Net earnings for the six months ended June 30, 1999 were $41,300 or $.02 per share, compared to net earnings of $188,000, or $.08 per share for the same period in 1998.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1999.

Recent Developments

Status of Listing of Company Securities on Nasdaq Resolved

     The Company had previously announced that the status of the listing of its common stock was in jeopardy with the Nasdaq SmallCap Market due to a failure to meet a requirement to maintain a minimum bid price of $1.00 or more per share. Nasdaq notified the Company on June 22, 1999 that the stock had met the $1.00 minimum bid price requirement, and therefore the Company's stock listing would be maintained. The trading symbol of the stock was changed from RYFLC to RYFL.

Change in Control of Board of Directors

     In July 1999, the Company held its Annual Meeting of Shareholders for the purpose of electing its Board of Directors for the next year. Four nominees of Bisco Industries, Inc., the Company's largest shareholder, were elected following a proxy contest with the previous Board of Directors. During the annual meeting, members of the previous Board of Directors, Mr. Lewis E. Christman, Jr., Mr. Edward B. Alexander, Mr. Richard M. Gray, Mr. Joseph M. Glickstein, Jr. and Mr.
G. Alan Howard resigned as directors. As a result, there are now three vacancies on the Company's Board of Directors.

     Following the annual meeting, four management employees resigned from the Company and received change in control payments as required by the terms of their employment agreements with the Company. The change in control payments totaled approximately $900,000 and will have a material impact on the Company's earnings for the third quarter and for the year. The Company subsequently reached agreements with these four employees to retain their services on an "at will" basis with the same salaries and benefits in effect prior to the resignations.

     Following the annual meeting, the new Board of Directors approved the redemption by the company of its outstanding "poison pill". The record date for the redemption of the rights is August 16, 1999. The holders of the outstanding rights as of the record date will receive $.005 per right in cash, resulting in an expense to the Company of approximately $12,000, plus administrative costs. The Board also approved a resolution providing that Florida's Control Share statute will not apply to further acquisitions of shares of the Company's common stock by Mr. Ceiley, Bisco Industries, Inc. or their affiliates. Mr. Ceiley had previously indicated to the Board that he was interested in acquiring an additional 10% interest in the Company in open market transactions or privately negotiated purchases.

Restaurant Closures

     In July 1999, the Company sold a restaurant in Jacksonville, Florida, and closed the restaurant in August 1999. The sale will result in an estimated pre-tax gain of approximately $270,000 in the third quarter of 1999.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

     At June 30, 1999, the Company had a working capital surplus of $342,500, compared to a working capital deficit of $744,100 at December 30, 1998. The increase in the working capital during the first six months in 1999 was due primarily to increases in cash provided from new borrowings under the Company's long-term debt agreement and to cash generated from operations.

     Cash provided by operating activities decreased to $1,213,800 in the first six months of 1999 from $1,959,200 in the same period of 1998. This decrease is primarily due to decreases in certain current assets and to increases in certain current liabilities which occurred in 1998, but not in 1999.

     The Company spent approximately $2,291,500 in the first six months of 1999 for property and equipment. Total capital expenditures for 1999, based on present costs and plans for expansion, are estimated to be $4,500,000. The Company projects that cash generated from operations, plus additional borrowing under the Company's credit facility will be sufficient to fund these improvements.

     In December 1996, the Company entered into a $15.36 million Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs eighteen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of June 30, 1999, the outstanding balance due under the loan was $14,193,300.

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

     Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it borrowed an additional $2,590,000 in 1998. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the loan agreement described above. As of June 30, 1999, the outstanding balance under this loan was $2,540,800.

     In October 1998, the Company received two commitments for new financing from FFCA. The Company borrowed a total of $2.6 million in 1999 under the first commitment, which is secured by mortgages on two Company restaurant properties. As of June 30, 1999, the outstanding balance under this loan was $2,596,200.

     The second commitment was for construction financing for two new restaurants to be built in 1999. Terms of this commitment include funding of a maximum of $1,600,000 per restaurant. Any request for funding must be submitted to FFCA before the expiration date of October 1, 1999. Other terms and conditions of these loan agreements are substantially identical to those of the $15.36 million Loan Agreement described above.

     Proceeds from the two new loan commitments should be sufficient to satisfy the Company's capital requirements through the second quarter of 2000. The Company's ability to build additional restaurants or make other capital improvements after 1999 is dependent on its ability to secure additional new financing.

     The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties identified from time to time in the Company's annual report, quarterly filings, and public announcements.

INFORMATION SYSTEMS AND THE YEAR 2000

General. The Company uses and is dependent upon a significant number of computer software programs and operating systems to conduct its business. Such programs and systems include those developed and maintained by the Company, software and systems purchased from outside vendors and software and systems used by the Company's third party providers. The Company recognizes that the Year 2000 (Y2K) issue is one of the most complex data processing problems faced by businesses worldwide.

State of Readiness. The Company's approach to Y2K compliance includes a standard set of methods and tools to coordinate and drive the project to completion. The approach consists of six phases:

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

     6. Clean Management - Employing procedures and practices to prevent the reintroduction of non-compliant applications, products and processes into the operating environment, once Y2K has been achieved.

     Testing and remediation of critical systems is underway. The Company is having its accounting software revised and rewritten and expects to have all of the new software installed by the end of the third quarter of 1999. The Company is currently behind schedule in testing the components of the revised software that has been rewritten to date, but expects to be able to complete testing by the end of 1999. It is also testing cash registers and other systems at its restaurants and expects to fix or replace any Y2K noncompliant equipment and systems in the next several months. The Company believes that there are no material impediments to its goal of Y2K readiness.

     The Company has relationships with vendors, customers and other third parties that rely on software and systems that may not be Y2K compliant. With respect to such third parties, Y2K compliance matters will not be within the Company's direct control. There can be no assurance that Y2K compliance failures by such third parties will not have a material adverse effect on the Company's results of operations, although the Company is in contact with these third parties in connection with its contingency planning. To date the Company has not received any responses from its Y2K inquiries of vendors which would lead management to believe that there will be any adverse impact on Company operations.

     Due to the unique nature of the problem and lack of historical experience, it is difficult to predict with certainty what will happen after December 31, 1999. The Company may encounter unanticipated third party failures, a failure to have successfully concluded system remediation efforts and other problems. Any of these events may have a material adverse impact on the Company's results of operations, financial condition or cash flows. Potential sources of risk include the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from suppliers, and disruption of the distribution channel, including transportation vendors. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time.

     The most likely worst case scenario for the Company is that a significant number of our restaurants will be temporarily unable to operate due to public infrastructure failures and/or food supply problems. Some restaurants may have problems for extended periods of time. Communications between the corporate headquarters and the restaurants could also be disrupted. The failure of restaurants to operate would result in reduced revenues and cash flows for the Company during the disruption period. Loss of restaurant sales would be partially mitigated by reduced costs.

     The total cost to the company of these Y2K compliance activities is expected to be approximately $100,000, of which approximately $20,000 has been spent to date. These costs and the date on which the company plans to complete the Y2K modifications and testing are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources, third-party modification plans and other factors. They do not include the cost of third party's Y2K efforts or of implementing the contingency plan. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
	   None

ITEM 2.    CHANGES IN SECURITIES
	   None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
	   None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	   (a) On July 21, 1999, the Company held its annual meeting of shareholders to elect directors to serve for the upcoming year.

	   (b) The following table sets forth the number of votes for and against each of the nominees for director.

	   Nominee                                For              Withheld

	   Edward B. Alexander                    702,853           18,280
	   Glen F. Ceiley                       1,670,090          116,781
	   Lewis  E. Christman, Jr.               700,973           20,160
	   Jay Conzen                           1,669,779          117,092
	   Joseph M. Glickstein, Jr.              677,939           43,194
	   Richard M. Gray                        701,003           20,130
	   G. Alan Howard                         679,169           41,964
	   Steven Catanzaro                     1,062,804            2,934
	   William Means                        1,062,584            3,154

	   The Company is unable to determine the number of broker non-votes.

	   Glen F. Ceiley, Jay Conzen, Steven Catanzaro and William Means were elected as directors by the affirmative vote of a majority of the 1,789,078 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.


ITEM 5.    OTHER INFORMATION
	   None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

	   (a) The following exhibits are filed as part of the report on Form 10-Q, and the list comprises the Exhibit Index.





Exhibit 11.1

The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:

				Three Months Ended       Six Months Ended
			       6/30/99       7/1/98     6/30/99     7/1/98
Basic:
  Weighted average common
   shares outstanding used
   in computing basic
   earnings per share          2,409,000   2,370,000   2,398,000   2,324,000
			       =========   =========   =========   =========
  Basic (loss) earnings
   per share                   $   (0.08)  $    0.01   $     .02   $     .08
			       =========   =========   =========   =========
Diluted:
  Weighted average common
   shares outstanding          2,409,000    2,370,500   2,401,800  2,343,100
  Effects of shares
   issuable under stock
   plans using the treasury
   method                         -            21,200       1,200     20,000
  Effects of warrants
   issuable using the
   treasury method                -            34,300                 33,900
  Shares used in computing     ---------   ----------  ----------  ---------
   diluted earnings
   per share                   2,409,000    2,426,000   2,403,000  2,397,000
			       =========    =========   =========  =========
			       $   (0.08)   $    0.01   $     .02  $     .08
			       =========    =========   =========  =========


27.01   Financial Data Schedule

(b) On August 2, 1999, the Company filed a report on Form 8-K regarding the election by shareholders of a new Board of Directors, and the redemption by the new Board of the Company's "poison pill" through the redemption of all outstanding rights.








				 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				      FAMILY STEAK HOUSES OF FLORIDA, INC.
				      (Registrant)



				      /s/ Lewis E. Christman
				      -------------------------
Date:  August 12, 1999                Lewis E. Christman, Jr.
				      President and CEO



				      /s/ Edward B. Alexander
				      -------------------------
Date:  August 12, 1999                Edward B. Alexander
				      Vice President of Finance
				      (Principal Financial and Accounting
				      Officer)




Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)

					  For The Quarters Ended
					 ------------------------
                                           June 30,     July 1,
					     1999        1998
					 -----------  -----------
Sales                                    $10,143,100  $9,703,800

Cost and expenses:
  Food and beverage                        3,944,500   3,803,500
  Payroll and benefits                     2,963,500   2,695,000
  Depreciation and amortization              456,700     438,000
  Other operating expenses                 1,612,800   1,516,400
  General and administrative expenses        674,500     619,300
  Franchise fees                             303,700     290,600
  Loss on store closings                      25,000          --
  Loss from disposition of equipment          20,100      42,300
					 -----------  ----------
					  10,000,800   9,405,100

     Earnings  from operations               142,300     298,700


Interest and other income                     94,000     143,500
Interest expense                            (428,800)   (412,900)
					 -----------  ----------

     Earnings (loss) before income taxes    (192,500)     29,300
Provision  for income taxes                       --       5,900
					 -----------  ----------

     Net earnings (loss)                   ($192,500)    $23,400
					 ===========  ==========


Basic earnings (loss) per share               ($0.08)      $0.01
					 ===========  ==========


Diluted earnings (loss) per share             ($0.08)      $0.01
					 ===========  ==========


See accompanying notes to consolidated financial statements.




Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)


					    For The Six Months Ended
					   --------------------------
                                              June 30,     July 1,
					       1999        1998
					   ------------- ------------
Sales                                       $20,289,500   $19,694,400

Cost and expenses:
  Food and beverage                           7,886,700     7,671,000
  Payroll and benefits                        5,788,400     5,460,000
  Depreciation and amortization                 963,700       868,600
  Other operating expenses                    3,067,000     3,014,000
  General and administrative expenses         1,256,200     1,203,700
  Franchise fees                                607,700       590,200
  Loss on store closings                         25,000            --
  Loss from disposition of equipment             34,800        83,500
					   ------------- ------------
					     19,629,500    18,891,000
					   ------------- ------------

     Earnings  from operations                  660,000       803,400


Interest and other income                       192,500       239,900
Interest expense                               (811,200)     (808,400)
					   ------------- ------------

     Earnings (loss) before income taxes         41,300       234,900
Provision  for income taxes                          --        46,900
					   ------------- ------------

     Net earnings (loss)                        $41,300      $188,000
					   ============= ============


Basic earnings (loss) per share                   $0.02         $0.08
					   ============= ============


Diluted earnings (loss) per share                 $0.02        $0.08
					   ============= ===========

See accompanying notes to consolidated financial statements.






Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)

						  June 30,      December 30,
                                                    1999            1998
					       --------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents                        $2,897,500       $1,910,200
  Investments                                       1,005,700          644,000
  Receivables                                         112,300          107,000
  Current portion of mortgages receivable              74,400           71,100
  Income taxes receivable                              60,200           60,200
  Inventories                                         263,700          333,400
  Prepaid and other current assets                    291,600          296,600
					       --------------  ---------------

    Total current assets                            4,705,400        3,422,500

Mortgages receivable                                  199,600          237,600

Property and equipment:
  Land                                              8,326,900        8,882,100
  Buildings and improvements                       21,783,500       21,236,600
  Equipment                                        12,220,000       12,528,600
					       --------------  ---------------
						   42,330,400       42,647,300
  Accumulated depreciation                        (15,790,600)     (16,509,400)
					       --------------  ---------------
	  Net property and equipment               26,539,800       26,137,900


Property held for sale                              2,360,900        1,463,400
Other assets, principally deferred charges,
  net of accumulated amortization                     847,900          830,700
					       --------------  ---------------

						  $34,653,600      $32,092,100
					       ==============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $1,428,300       $1,381,000
  Accrued liabilities                               2,489,300        2,412,000
  Current portion of long-term debt                   442,000          370,500
  Current portion of obligation under capital lease     3,300            3,100
					       --------------  ---------------

    Total current liabilities                       4,362,900        4,166,600

Long-term debt                                     18,888,400       16,574,300
Obligation under capital lease                      1,051,000        1,052,700
Deferred revenue                                       19,300           23,200
					       --------------  ---------------

    Total liabilities                              24,321,600       21,816,800



Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                          --               --
  Common stock of $.01 par;
       authorized 4,000,000 shares; outstanding
       2,409,000 in 1999 and 2,371,600
       shares in 1998                                  24,100           23,700
  Additional paid-in capital                        8,609,700        8,594,700
  Retained earnings                                 1,698,200        1,656,900
					       --------------  ---------------

	     Total shareholders' equity            10,332,000       10,275,300
					       --------------  ---------------

						  $34,653,600      $32,092,100
					       ==============  ===============


See accompanying notes to consolidated financial statements.





Family Steak Houses of Florida, Inc.
Consolidated Statements of  Cash Flows
(Unaudited)


                                                     For the Six Months Ended
						    --------------------------
							June 30,    July 1,
							  1999       1998
						    ------------ -------------
Operating activities:
	 Net earnings                                    $41,300      $188,000
	 Adjustments to reconcile net
	       earnings to net cash provided
		  by operating activities:
		  Depreciation and amortization          963,700       868,600
		  Directors' fees in the form of
		  stock options                            7,500         7,500
		  Amortization of loan fees               13,700        11,900
		  Loss on disposition of equipment        34,800        83,500
		  Decrease (increase) in:
			   Receivables                    (5,300)       24,500
			   Income taxes receivable            --       297,900
			   Inventories                    69,700        16,000
			   Prepaids and other
			   current assets                  5,000        17,600
			   Other assets                  (37,300)     (101,900)
		  Increase (decrease) in:
			   Accounts payable               47,300       590,400
			   Accrued liabilities            77,300       (95,700)
			   Income taxes payable               --        54,200
			   Deferred revenue               (3,900)       (3,300)
						    ------------ -------------
Net cash provided by operating activities              1,213,800     1,959,200
						    ------------ -------------

Investing activities:
	 Proceeds from notes receivable                   34,700        91,700
	 Net purchases of investments                   (361,700)      (43,700)
	 Proceeds from sale of property
	 held for sale                                        --        13,200
	 Capital expenditures                         (2,291,500)   (2,342,900)
						    ------------ -------------
Net cash used by investing activities                 (2,618,500)   (2,281,700)
						    ------------ -------------

Financing activities:
	 Payments on long-term debt                     (214,400)     (181,500)
	 Proceeds from issuance of long-term debt      2,600,000     1,290,000
	 Payments on capital lease                        (1,500)       (1,200)
	 Proceeds from the issuance of common stock        7,900       315,900
						    ------------ -------------
Net cash provided by financing activities              2,392,000     1,423,200
						    ------------ -------------

Net increase in cash and cash equivalents                987,300     1,100,700
Cash and cash equivalents - beginning of period        1,910,200       696,000
						    ------------ -------------

Cash and cash equivalents - end of period             $2,897,500    $1,796,700
						    ============ =============

Supplemental disclosures of cash flow information:

	Cash paid during the period for interest        $841,700     $915,800
						    ============ ============

	Cash paid during the period for income taxes          $0           $0
						    ============ ============


See accompanying notes to consolidated financial statements.