Form 10-Q
period 1999-09-29
FAMILY STEAK HOUSES OF FLORIDA INC
filed 1999-11-12
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended September 29, 1999

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

Yes  X      No_____


   Title of each class           Number of shares outstanding

      Common Stock                                     2,409,030
     $.01 par value                              As of November 5, 1999


FAMILY STEAK HOUSES OF FLORIDA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 1999

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interm periods have been included. Operating results for the thirteen and thirty-nine week periods ended September 29, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1999.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen weeks ended September 29, 1999 and September 30, 1998 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

Note 3. New Accounting Pronouncement and Reclassification

At March 31, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires pre-opening costs to be expensed as incurred. Accordingly, all unamortized pre-opening costs at March 31, 1999, amounting to $13,700, were charged to 1999 depreciation and amortization. For the three months and year-to-date ended September 29, 1999, all pre-opening costs are included in "other operating expenses" and the current and prior year's amortization of pre-opening costs was reclassified accordingly.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended September 29, 1999 versus September 30, 1998

        The Company experienced a decrease in sales during the third quarter of 1999 as compared to the same period in 1998. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the third quarter of 1999 decreased 1.5% from the same period in 1998, compared to an increase of 2.6% from 1998 as compared to 1997.

        The decrease in same-store sales was primarily due to the effects of increased competition and to losses in sales at certain restaurants which closed for various periods due to Hurricane Floyd in September. Management is seeking to improve sales trends by focusing on improved restaurant operations and devising competitive strategies to offset the effects of new competition. Management plans to sell restaurants which are not meeting sales and profit expectations. The Company closed three restaurants during the first four months of 1999 and sold one restaurant in July 1999 and one in November 1999. In addition, the Company has entered into an agreement to sell one additional restaurant in early 2000. The three closed restaurants and one other restaurant are currently listed for sale. Proceeds from any sales of restaurants would be used either to reduce long-term debt or build new restaurants with more competitive facilities in superior locations.

        Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. Even if the sales trends improve, the Company is likely to incur losses in the fourth quarter.

        The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 90.6% in the third quarter of 1999, from 90.0% in the same quarter of 1998.

        Food and beverage costs as a percentage of sales decreased to 39.0% in the third quarter of 1999 from 39.4% in the same period of 1998, primarily due to sales price increases implemented after the third quarter of 1998, and to increased rebates received from vendors on certain food products in the third quarter of 1999.

 Payroll and benefits as a percentage of sales increased to 30.0% in the third quarter of 1999 from 28.7% in the same quarter of 1998. This cost in 1998 was reduced by a decrease of $100,000 in the Company's workers' compensation reserve, due to better than expected claims experience. Payroll and benefit costs in 1999 also increased due to increased health insurance costs and restaurant management salaries.

 Other operating expenses as a percentage of sales decreased to 16.4% in the third quarter of 1999 from 16.6% in 1998, primarily due to lower utilities and property insurance costs.

        General and administrative expenses as a percentage of sales were 8.0% in the third quarter of 1999, an increase from 6.7% in the same quarter of 1998. This was primarily due to costs associated with the proxy contest from the Company's 1999 annual meeting of shareholders. Interest expense increased to $449,300 during the third quarter of 1999 from $430,200 in 1998. The increase was due primarily to interest costs associated with additional borrowing under the Company's credit facility in 1999.

        In July 1999 the Company incurred an expense of $907,500 for a one-time payment to four employees pursuant to the terms of their employment agreements upon the change in control of the Company's Board of Directors.

        In July 1999 the Company realized a gain of $241,800 from the sale of a restaurant in Jacksonville, Florida. No property sales were completed in 1998.

        The effective income tax benefit rates for the quarters ended September 29, 1999 and September 30, 1998 were 0% and 16.5%, respectively.

        Net loss for the third quarter of 1999 was $1,200,000, compared to $303,300 in 1998. Net loss per share was $.50 for 1999, compared to a net loss per share of $.13 in 1998.

Nine Months Ended September 29, 1999 versus September 30, 1998

        For the nine months ended September 29, 1999, total sales increased 1.1% compared to the same period of 1998, primarily due to the opening of new restaurants in June 1998 and April 1999. Same-store sales decreased 1.1% for the nine months ended September 29, 1999, primarily due to the effects of increased competition and the store closures from Hurricane Floyd.

        Food and beverage costs, as a percentage of sales, for the nine month period ended September 29, 1999 were 38.9%, compared to 39.1% for the same period in 1998. The decrease was primarily due to sales price increases implemented by the Company in 1999. Payroll and benefits increased to 29.0% in 1999 from 28.0% in 1998, primarily due to reductions in the Company's workers' compensation liability in 1998.

        For the nine months ended September 29, 1999, other operating expenses, as a percentage of sales, decreased to 15.5% from 15.7% in 1998, primarily due to lower utilities and property insurance costs. Depreciation and amortization increased as a percentage of sales for the nine month period ended September 29, 1999, compared to the same period of 1998, due to additions to property and equipment over the last 12 months.

        For the nine months ended September 29, 1999, general and administrative expenses, as a percentage of sales, increased to 6.7% of sales from 6.4% for the same period in 1998, primarily due to the proxy contest and increased manager training costs. Interest expense increased for the first nine months of 1999 to $1,260,500 from $1,238,600 for the same period in 1998.

In July 1999 the Company incurred an expense of $907,500 for a one-time payment to four employees pursuant to the terms of their employment agreements upon the change in control of the Company's Board of Directors.

In July 1999, the Company realized a gain of $241,800 from the sale of a restaurant in Jacksonville, Florida. No property sales were completed in 1998.

        The effective income tax rates for the nine-month periods ended September 29, 1999 and September 30, 1998 were 0% and 10.2% respectively.

        Net loss for the nine months ended September 29, 1999 was $1,158,700 or $.48 per share, compared to a net loss of $115,300 or $.05 per share for the same period in 1998.

        The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter ended September 29, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1999.

Liquidity and Capital Resources

        Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

        At September 29, 1999, the Company had a working capital deficit of $1,850,200, compared to a working capital deficit of $744,100 at December 30, 1998. The increase in the deficit was primarily due to the net loss incurred in 1999.

        Cash provided by operating activities decreased to $469,000 in the first nine months of 1999 from $1,730,000 in the same period of 1998. This decrease is primarily due to the increased losses from operations.

        The Company spent $3,146,400 in the first nine months of 1999 for land, leasehold improvements and restaurant renovation and equipment. Capital expenditures for 1999, based on present costs and plans for expansion, are estimated to be $4,000,000. The Company projects that cash generated from operations and funding previously received under its financing agreement with Franchise Finance Corporation of America ("FFCA") will be sufficient to fund these expenditures.

        In December 1996, the Company entered into a $15.36 million Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs seventeen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of September 29, 1999, the outstanding balance due under the loan was $13,318,600.

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

        Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it borrowed an additional $2,590,000 in 1998. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the loan agreement described above. As of September 29, 1999, the outstanding balance under this loan was $2,527,700.

In October 1998, the Company received two commitments for new financing from FFCA. The Company borrowed a total of $2.6 million in 1999 under the first commitment, which is secured by mortgages on two Company restaurant properties. As of September 29, 1999, the outstanding balance under this loan was $2,586,500.

The second commitment was for construction financing for two new restaurants to be built in 1999 or 2000. Terms of this commitment include funding of a maximum of $1,600,000 per restaurant. Other terms and conditions of these loan agreements are substantially identical to those of the $15.36 million Loan Agreement described above.

        Proceeds from the two new loan commitments should be sufficient to satisfy the Company's capital requirements through the second quarter of 2000. The Company's ability to build additional restaurants or make other capital improvements after that time is dependent on its ability to secure additional new financing.

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

6. Clean Management - Employing procedures and practices to prevent the reintroduction of non-compliant applications, products and processes into the operating environment, once Y2K compliance has been achieved.

Testing and remediation of critical systems is underway. The Company is having its accounting software revised and rewritten and has received all of the new software. The Company is currently behind schedule in testing the components of the revised software, but expects to be able to complete testing by the end of 1999. It is also testing cash registers and other systems at its restaurants and expects to fix or replace any Y2K noncompliant equipment and systems prior to January 1, 2000. The Company believes that there are no material impediments to its goal of Y2K readiness with respect to its internal systems.

The Company has relationships with vendors, customers and other third parties that rely on software and systems that may not be Y2K compliant. The Company has sent letters to significant suppliers inquiring about their Y2K readiness, however with respect to such third parties, compliance matters will not be within the Company's direct control. There can be no assurance that Y2K compliance failures by such third parties will not have a material adverse effect on the Company's results of operations, although the company is in contact with these third parties in connection with its contingency planning. To date the company has not received any response from its Y2K inquiries of vendors which would lead management to believe that there will be any adverse impact on Company operations.

Due to the unique nature of the problem and lack of historical experience, it is difficult to predict with certainty what will happen after December 31, 1999. The Company may encounter unanticipated third party failures, a failure to have successfully concluded system remediation efforts and other problems. Any of these events may have a material adverse impact on the Company's results of operations, financial condition or cash flows. Potential sources of risk include the inability of principal suppliers to be Y2K ready, which could result in delays in product deliveries from suppliers, and disruption of the distribution channel, including transportation vendors. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time.

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

The total cost to the company of these Y2K compliance activities is expected to be approximately $100,000, of which approximately $40,000 has been spent to date. These costs and the date on which the company plans to complete the Y2K modifications and testing are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources, third-party modification plans and other factors. They do not include the cost of third party's Y2K efforts or of implementing the contingency plan. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.


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

Exhibit 11.1

The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:

                                   Three Months Ended            Nine Months Ended
                                 9/29/99       9/30/98         9/29/99       9/30/98
Basic:
  Weighted average common
   shares outstanding used
   in computing basic
   earnings per share           2,409,000      2,371,600      2,401,000      2,339,200

Basic loss per share           $    (0.50)    $    (0.13)    $     (.48)    $     (.05)

Diluted:
  Weighted average common
   shares outstanding           2,409,000      2,371,600      2,401,000      2,339,200
  Effects of shares
   issuable under stock
   plans using the treasury
   method                           6,400          3,400         11,000         17,000
  Effects of warrants
   issuable using the
   treasury method                     --             --             --         20,700
  Shares used in computing
   diluted earnings
   per share                    2,415,400      2,375,000      2,412,000      2,736,900

Diluted loss per share         $    (0.50)    $    (0.13)    $     (.48)    $     (.05)

27.01 Financial Data Schedule.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FAMILY STEAK HOUSES OF FLORIDA, INC.
                                      (Registrant)



                          /s/ Glen F. Ceiley
Date: November 12, 1999   Glen F. Ceiley
                          Chairman of the Board



                          /s/ Edward B. Alexander
Date: November 12, 1999   Edward B. Alexander
                          Executive Vice President
                          (Principal Financial and Accounting
                          Officer)






Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)

                                          For The Quarters Ended
                                         ------------------------
                                           Sept. 29,     Sept. 30,
                                             1999        1998
                                         -----------  -----------
Sales                                    $ 9,237,800  $9,497,800

Costs and expenses:
  Food and beverage                        3,600,300   3,739,000
  Payroll and benefits                     2,772,600   2,726,000
  Depreciation and amortization              480,500     506,700
  Other operating expenses                 1,517,000   1,579,400
  General and administrative expenses        735,400     637,800
  Change in control payments                 907,500          --
  Franchise fees                             276,800     284,500
  Loss on store closings                          --          --
  Loss from disposition of equipment          26,200      30,200
                                         -----------  ----------
                                          10,316,300   9,503,600

     (Loss) earnings  from operations     (1,078,500)     (5,800)

Gain on sale of property                     241,800          --
Interest and other income                     86,000      72,700
Interest expense                            (449,300)   (430,200)
                                          -----------  ----------

      Loss before income taxes            (1,200,000)   (363,300)
Income tax benefit                                --     (60,000)
                                          -----------  ----------

      Net loss                           ($1,200,000)  ($303,300)
                                          ===========  ==========


Basic loss per share                         ($0.50)     ($0.13)
                                         ===========  ==========


Diluted loss per share                       ($0.50)     ($0.13)
                                         ===========  ==========


See accompanying notes to consolidated financial statements.




Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)


                                            For The Nine Months Ended
                                           --------------------------
                                              Sept. 29,    Sept. 30,
                                                1999         1998
                                           ------------- ------------
Sales                                       $29,527,300   $29,192,200

Cost and expenses:
  Food and beverage                          11,487,000    11,410,000
  Payroll and benefits                        8,561,000     8,186,000
  Depreciation and amortization               1,444,200     1,375,300
  Other operating expenses                    4,584,000     4,579,700
  General and administrative expenses         1,991,600     1,855,200
  Change in control payments                    907,500            --
  Franchise fees                                884,500       874,700
  Loss on store closings                         25,000            --
  Loss from disposition of equipment             61,000       113,700
                                           ------------- ------------
                                             29,945,800    28,394,600
                                           ------------- ------------

     (Loss) earnings  from operations          (418,500)      797,600

Gain on sale of property                        241,800            --
Interest and other income                       278,500       312,600
Interest expense                             (1,260,500)   (1,238,600)
                                           ------------- ------------

     Loss before income taxes                (1,158,700)     (128,400)
Income tax benefit                                   --       (13,100)
                                           ------------- ------------

     Net loss                               ($1,158,700)    ($115,300)
                                           ============= ============


Basic loss per share                             ($0.48)       ($0.05)
                                           =============  ============


Diluted loss per share                           ($0.48)      ($0.05)
                                           =============  ============

See accompanying notes to consolidated financial statements.






Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                 September 29,   December 30,
                                                    1999            1998
                                               --------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents                       $1,304,100       $1,910,200
  Investments                                        310,700          644,000
  Market securities                                  525,700               --
  Receivables                                        158,800          107,000
  Current portion of mortgages receivable             74,300           71,100
  Income taxes receivable                                 --           60,200
  Inventories                                        273,500          333,400
  Prepaid and other current assets                   235,600          296,600
                                              --------------  ---------------

    Total current assets                           2,882,700        3,422,500

Mortgages receivable                                 181,600          237,600
Long-term investments                                500,000               --

Property and equipment:
  Land                                             8,094,600        8,882,100
  Buildings and improvements                      21,646,800       21,236,600
  Equipment                                       12,004,000       12,528,600
                                              --------------  ---------------
                                                  41,745,400       42,647,300
  Accumulated depreciation                       (15,572,100)     (16,509,400)
                                               --------------  ---------------
          Net property and equipment              26,173,300       26,137,900


Property held for sale                             2,360,900        1,463,400
Other assets, principally deferred charges,
  net of accumulated amortization                    827,700          830,700
                                               --------------  ---------------

                                                 $32,926,200      $32,092,100
                                               ==============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $1,360,700       $1,381,000
  Accrued liabilities                              2,657,400        2,412,000
  Investment margin debt                             260,500               --
  Current portion of long-term debt                  451,000          370,500
  Current portion of obligation under capital lease    3,300            3,100
                                               --------------  ---------------

    Total current liabilities                      4,732,900        4,166,600

Long-term debt                                    17,981,800       16,574,300
Obligation under capital lease                     1,050,200        1,052,700
Deferred revenue                                      17,100           23,200
                                               --------------  ---------------

    Total liabilities                             23,782,000       21,816,800



Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                         --               --
  Common stock of $.01 par;
       authorized 4,000,000 shares; outstanding
       2,409,000 in 1999 and 2,371,600 shares in
       1998                                           24,100           23,700
  Additional paid-in capital                       8,617,200        8,594,700
  Accumulated other comprehensive income               4,700               --
  Retained earnings                                  498,200        1,656,900
                                               --------------  ---------------

             Total shareholders' equity            9,144,200       10,275,300
                                               --------------  ---------------

                                                 $32,926,200      $32,092,100
                                               ==============  ===============


See accompanying notes to consolidated financial statements.



Family Steak Houses of Florida, Inc.
Consolidated Statements of  Cash Flows
(Unaudited)


                                                     For the Nine Months Ended
                                                    --------------------------
                                                    September 29, September 30,
                                                          1999       1998
                                                    ------------ -------------
Operating activities:
         Net loss                                   ($1,158,700)    ($115,300)
         Adjustments to reconcile net
               earnings to net cash provided
                  by operating activities:
                  Depreciation and amortization       1,444,200     1,407,000
                  Directors' fees in the form of
                  stock options                          22,500        22,500
                  Amortization of loan fees              21,200        18,800
                  Gain on sale of property             (241,800)           --
                  Loss on disposition of equipment       61,000       113,700
                  Decrease (increase) in:
                           Receivables                  (51,800)        4,700
                           Income taxes receivable       60,200       292,100
                           Inventories                   59,900        22,700
                           Prepaids and other
                           current assets                61,000        47,800
                           Other assets                 (27,700)     (160,700)
                  Increase (decrease) in:
                           Accounts payable             (20,300)       40,100
                           Accrued liabilities          245,400        39,500
                           Deferred revenue              (6,100)       (2,900)
                                                    ------------ ------------
Net cash provided in operating activities               469,000     1,730,000
                                                    ------------ -------------

Investing activities:
         Proceeds from notes receivable                  52,800       108,100
         Proceeds from sale of property                 959,700            --
         Net purchases of investments                  (687,700)      (43,700)
         Proceeds from sale of property
         held for sale                                       --       263,200
         Capital expenditures                        (3,146,500)   (2,599,400)
                                                    ------------ -------------
Net cash used by investing activities                (2,821,700)   (2,271,800)
                                                    ------------ -------------

Financing activities:
         Payments on long-term debt                  (1,112,000)     (231,800)
         Proceeds from issuance of long-term debt     2,600,000     2,590,000
         Proceeds from investment margin debt           260,500            --
         Payments on capital lease                       (2,300)       (1,800)
         Proceeds from the issuance of common stock         400       310,100
                                                    ------------ -------------
Net cash provided by financing activities             1,746,600     2,666,500
                                                    ------------ -------------

Net (decrease) increase in cash and cash equivalents  (606,100)     2,124,700
Cash and cash equivalents - beginning of period       1,910,200       696,000
                                                    ------------ -------------

Cash and cash equivalents - end of period            $1,304,100    $2,820,700
                                                    ============ =============

Supplemental disclosures of cash flow information:

        Cash paid during the period for interest    $ 1,285,100    $1,205,600
                                                    ============ =============

        Cash paid during the period for income taxes         $0           $0
                                                    ============ ============


See accompanying notes to consolidated financial statements.