Form 10-K
period 1999-12-29
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2000-03-15
CIK 784539

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                      OF THE SECURITIES AND EXCHANGE ACT

(MARK ONE)

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1999
                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NO. 0-14311



                      FAMILY STEAK HOUSES OF FLORIDA, INC.
             (exact name of registrant as specified in its charter)

              FLORIDA                              NO. 59-2597349
     (State of Incorporation)            (I.R.S. Employer Identification)

                             2113 FLORIDA BOULEVARD
                          NEPTUNE BEACH, FLORIDA 32266
                    (Address of Principal Executive Offices)
       Registrant's telephone number, including area code: (904) 249-4197
          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)
                                 --------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      [ ]

         As of February 25, 2000, 2,409,000 shares of Common Stock of the registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the NASDAQ SmallCap Market System on February 22, 2000, as reported in The Wall Street Journal) held by non-affiliates of the registrant was approximately $2,635,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's 1999 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Family Steak Houses of Florida, Inc. ("Family" or the "Company"), is the sole franchisee of Ryan's Family Steak House restaurants ("Ryan's restaurants") in the State of Florida.

         The Company's first Ryan's restaurant was opened in Jacksonville, Florida, in May 1982. The Company presently operates 22 Ryan's restaurants in Florida.

         A Ryan's restaurant is a family-oriented restaurant serving high-quality, reasonably-priced food in a casual atmosphere with server-assisted service. Ryan's restaurants serve lunch and dinner seven days a week and offer a variety of charbroiled entrees, including various cuts of beef, chicken, and seafood. Most of the restaurants serve a brunch on weekends only. Each restaurant features a diverse selection of items from "scatter bars" and a separate fresh bakery and dessert bar. In addition to traditional salad bar items, the scatter bars offer hot meats, pre-made salads, soups, baked potatoes with toppings, cheeses and a variety of vegetables.

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

COMPANY HISTORY

         The Company was formed by the combination, effective September 1985, of six limited partnerships, each of which owned and operated a Ryan's restaurant franchise. In April 1986, the Company issued 4,266,000 shares of its common stock in exchange for the assets and liabilities of the predecessor partnerships and 1,134,000 shares of its common stock to Eddie L. Ervin, Jr., in consideration for Mr. Ervin assigning to the Company all of his rights under the Franchise Agreement, as defined below. The Company completed its initial public offering of 4,500,000 shares of its common stock in 1986 resulting in net proceeds to the Company of approximately $4,145,000.

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

         In 1996, the Company and the Franchisor amended the Franchise Agreement. The amended agreement requires the Company to pay a royalty fee of 3.0% through December 2001 and 4.0% thereafter on the gross receipts of each Ryan's Family Steak House restaurant. Total royalty fee expenses were $1,165,300, $1,150,900, and $1,108,400, for the fiscal years ended December 29,
1999, December 30, 1998, and December 31, 1997, respectively.

         The Franchise Agreement requires the Company to operate a minimum number of Ryan's restaurants on December 31 of each year. Failure to operate the minimum number of restaurants could result in the loss of exclusive franchise rights to the Ryan's concept in North and Central Florida. In 1999, the Company and Ryan's amended the number of restaurants required to be in operation as detailed below. The Company operated 23 restaurants as of fiscal year end 1999 and was therefore in compliance with the Franchise Agreement. In February 2000 the Company sold a restaurant in Jacksonville, Florida, reducing the number of operating restaurants to 22. The Company plans to open at least two restaurants in 2000, and expects to be in compliance with the requirement.

         The following schedule outlines the number of Ryan's restaurants required to be operated by the Company as of December 31 of each year under the amended Franchise Agreement:

                                              Number of
                                       Restaurants Required to
End of Fiscal Year                         be in Operation
------------------                         ---------------

1999                                             21
2000                                             23
2001 and subsequent years             Increases by two each year

         The amendment to the Franchise Agreement adopted in 1999 also clarified that the Franchisor's consent is needed for certain kinds of transactions.

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

OPERATIONS OF RYAN'S RESTAURANTS

         FORMAT. As of February 25, 2000, 19 of the Company's Ryan's restaurants are located in free-standing buildings which vary in size from 7,500 to 12,000 square feet. Three of the Company's Ryan's restaurants are located in shopping malls. Each restaurant is constructed of brick or stucco walls, interior and exterior, with exposed woodwork. The interior of each Ryan's restaurant contains a dining room, a customer ordering area, and a kitchen. The dining rooms seat a total of between 270 and 500 persons and highlight centrally located, illuminated scatter bars and a fresh bakery and dessert bar. Each Ryan's restaurant has parking for approximately 100 to 175 cars on lots of overall size of approximately 50,000 to 70,000 square feet.

         The Ryan's restaurants operate seven days a week. Typical hours of operation are from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m.,

Friday and Saturday. Restaurants that serve breakfast open at 8:00 a.m. Saturday and Sunday. In a Ryan's restaurant, the customer enters the restaurant, orders from the menu, and then enters the dining room. Beverages are brought to the table by servers. Entrees are cooked to order. The customer ordering the salad bar is given unlimited access to the scatter bars and the bakery and dessert bar. Customers receive table service of the entree and beverage refills. For the fiscal year ended December 29, 1999, the average weekly customer count per restaurant was approximately 4,900 and the average meal price (including beverage) was approximately $6.35.

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

         All restaurant managers and supervisors participate in incentive programs based upon the profitability of their restaurants and upon the achievement of certain pre-set goals. The Company believes these incentive programs enable it to operate more efficiently and to attract qualified managers. In 1999, the Company implemented an operating partner program for certain managers to provide them with an additional career path and give them increased incentive to maximize the profitability of their restaurants.

         PURCHASING, QUALITY AND COST CONTROL. The Company has a centralized purchase control program which is designed to ensure uniform product quality in all restaurants. The program also helps to maintain reduced food, beverage, and supply costs. The Company purchases approximately 95% of the products used by the Company's restaurants through the centralized purchase control program. USDA choice grain-fed beef, the Company's primary commodity, is closely monitored by the Company for advantageous purchasing and quality control. The Company purchases beef through various producers and brokers both on a contract basis and on a spot basis. Beef and other products are generally delivered directly to the restaurants three times weekly. The Company has in the past obtained satisfactory sources of supply for all the items it regularly uses and believes it will be able to do so in the future.

         The Franchise Agreement requires that all suppliers to Ryan's restaurants are subject to approval by the Franchisor. Through its relationship with the Franchisor, the Company has obtained favorable pricing on the purchase of food products from several suppliers. In June 1995, the Company renewed its agreement with Kraft Foodservice, Inc. to serve as its primary supplier. Kraft was subsequently purchased by Alliant Foodservice, Inc. The Alliant agreement is cancelable at any time with 90 days notice.

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

DEVELOPMENT

         GENERAL. The Company operated 22 Ryan's restaurants as of February 25, 2000.

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

         MANAGEMENT OF NEW RESTAURANTS. When a new Ryan's restaurant is opened, the principal restaurant management positions are staffed primarily with management personnel who have prior experience in a management position at another of the Company's restaurants and who have undergone special training. Prior to opening, all staff personnel at the new location undergo one week of intensive training conducted by a training team. Such training includes preopening drills in which test meals are served to the invited public. Both the staff at the new location and personnel experienced in store openings at other locations participate in the training and drills.

PROPRIETARY TRADE MARKS

         The name "Ryan's Family Steak House," along with all ancillary signs, building design and other symbols used in conjunction with the name, are the primary trademarks and service marks of the Franchisor. Such marks are registered in the United States. All of these registrations and the goodwill associated with the Franchisor's trademarks are of material importance to the Company's business and are licensed to the Company under the Franchise Agreement.

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

         The amount of new competition near Company restaurants has increased significantly in the past few years. In some cases, competitors have opened new restaurants with superior facilities close to the Company's restaurants. In addition, in the past several years, many restaurants have remodeled their restaurants so that they are similar to the scatter bar format used by the Company. The increased competition had a significant negative impact on sales of some Company restaurants in 1999. Management has developed a plan to attempt to reduce the negative impact on sales from new competition, but there can be no assurance that sales trends will improve. The strategies implemented include the installation of an exhibition grill cooking area in one restaurant, which has to date offset any negative impact from a newly opened competitor's restaurant, and the addition of "all you can eat" steak nights on certain nights at all Company restaurants, which has resulted in positive sales trends for those nights. In addition, the Franchisor has the right to operate restaurants in several west Florida and south Florida counties.

EMPLOYEES

         As of December 29, 1999, the Company employed approximately 1,100 persons, of whom approximately 50% are considered by management as part-time employees. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

EXECUTIVE OFFICERS

         The following persons were executive officers of the Company effective December 29, 1999:

         Edward B. Alexander, age 41, has been Executive Vice President since September 1999, and has been Chief Financial Officer of the Company since 1990. In addition, Mr. Alexander served on the Company's Board of Directors from May 1996 to July 1999.

         Kevin R. Pickett, age 40, has been Vice President of the Company since September 1999, and Director of Operations of the Company since August 1996. Mr. Pickett served as regional supervisor for the Company from July 1993 to August 1996, and was a manager of various Company restaurants from October 1988 to June 1993.

GOVERNMENT REGULATION

         The Company is subject to the Fair Labor Standards Act which governs such matters as minimum wage requirements, overtime and other working conditions. A large number of the Company's restaurant personnel are paid at or slightly above the federal minimum wage level and, accordingly, any change in such minimum wage will affect the Company's labor costs. The Company is also subject to the Equal Employment Opportunity Act and a variety of federal and state statutes and regulations. Any new legislation or regulation that may require the Company to pay more in health insurance premiums may adversely affect the Company's labor costs. The Company's restaurants are constructed to meet local and state building requirements and are operated in accordance with state and local regulations relating to the preparation and service of food. More stringent and varied requirements of local governments with respect to land use, zoning and environmental factors may in some cases delay the Company's construction of new restaurants or remodels of existing ones.

         The Company believes that it is in substantial compliance with all applicable federal, state and local statutes, regulations and ordinances including those related to protection of the environment and that compliance has had no material effect on the Company's capital expenditures, earnings or competitive position, and such compliance is not expected to have a material adverse effect upon the Company's operations. The Company, however, cannot predict the impact of possible future legislation or regulation on its operations.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Company procures its food and other products from a variety of suppliers, and follows a policy of obtaining its food and products from several major suppliers under competitive terms. A substantial portion of the beef used by the Company is obtained from one supplier, although the Company believes comparable beef meeting its specifications is available in adequate quantities from other suppliers. To ensure against interruption in the flow of food supplies due to unforeseen or catastrophic events, to take advantage of favorable purchasing opportunities, and to insure that meat received by the Company is properly aged, the Company maintains a two to six-week supply of beef.

WORKING CAPITAL REQUIREMENTS

         Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. The Company does not maintain significant receivables and inventories. Therefore, with the exception of debt service, working capital requirements for continuing operations are not significant.

         In December 1996, the Company entered into a $15.36 million Loan Agreement with FFCA Mortgage Corporation ("FFCA"). The Loan Agreement governs fifteen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages.

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

         Also in December 1996, the Company entered into a separate loan agreement with FFCA under which it borrowed an additional $2,590,000 in 1998. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the $15.36 million Loan Agreement described above.

         In October 1998, the Company received two commitments for new financing from FFCA. The Company borrowed a total of $2.6 million in 1999 under the first commitment, which is secured by mortgages on two restaurant properties.

         The second commitment was for construction financing for two new restaurants to be built in 2000. Terms of this commitment include funding of a maximum of $1,600,000 per restaurant. Other terms and conditions of these loan agreements are substantially identical to those of the $15.36 million Loan Agreement described above.

SEASONALITY

         The Company's operations are subject to seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December.

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

ITEM 2.  PROPERTIES

         Location                        Date Opened
         --------                        -----------

         Jacksonville                   May       1982
         Orange Park                    May       1984
         Ocala                          September 1986
         Neptune Beach                  November  1986
         Lakeland                       February  1987
         Lakeland                       March     1987
         Winter Haven                   August    1987
         Apopka                         September 1987
         Gainesville                    December  1987
         New Port Richey                May       1988
         Tampa                          June      1988
         Tallahassee                    August    1988
         Daytona Beach                  September 1988
         Tampa                          November  1988
         Orlando                        February  1989
         Clearwater                     July      1989
         Melbourne                      October   1989
         Lake City                      March     1991
         Brooksville                    January   1997
         Leesburg                       June      1998
         Deland                         April     1999
         Tampa                          September 1999

         As of February 25, 2000, the Company operated 22 Ryan's restaurants. The specific rate at which the Company is able to open new restaurants will be determined, among other factors, by its ability to locate suitable sites on satisfactory terms, raise the necessary capital, secure appropriate governmental permits and approvals and recruit and train management personnel.

         As of December 29, 1999, the Company owned the real property on which 17 of its restaurants were located. All of these properties are subject to mortgages securing the FFCA notes.

         The Company leases the real property on which five of its restaurants are located. Those restaurants are located in Jacksonville, Clearwater, Brooksville, Leesburg, and Tampa, Florida. The Company also leases two buildings in Jacksonville, Florida for its executive offices.

         The Company's lease on its restaurant in Clearwater, Florida expired September 1999, and the Company's restaurant there is currently operating on a month-to-month rental. Due to a prior ruling by the Sixth Judicial Court in Pinellas County, the Company did not have any renewal options on the lease. In February 2000, the mall where the restaurant is located was sold to a new owner. The new owner has offered the Company a new five-year lease agreement, but with substantially higher monthly rental than is currently paid. The Company is currently negotiating a short-term lease (twelve to eighteen months), and believes that such an agreement will be executed in the near future. Should no agreement be reached, the owner could evict the Company with 30 days notice, and the Company would be required to write-off approximately $260,000 of leasehold improvements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information contained under the caption "Common Stock Data" in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained under the caption "Five-Year Financial Summary" in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.

                                         2000          2001         2002         2003        2004      Thereafter     Total
-------------------------------------------------------------------------------------------------------------------------------
Assets

Overnight repurchase
      account at variable
      interest rate                 $    575,000                                                                    $   575,000
Weighted average
      interest rate                          3.7%
Certificates of deposit
      at fixed interest rates       $     10,000                                                                    $    10,000
Weighted average
      interest rate                          4.8%
Mortgages receivable at
      fixed interest rate           $     77,800      159,800                                                       $   237,600
Weighted average
       interest  rate                        9.0%         9.0%

Liabilities

Notes payable at
      variable
      interest rate                   $  381,400      422,300      467,400      517,500      572,900   15,355,500   $17,717,000
Weighted average
      interest rate                          9.2%         9.2%         9.2%         9.2%         9.2%         9.2%

Long-term capital lease
     at fixed interest rate           $    3,400        3,800       18,800       20,900       23,200      982,600   $ 1,052,700
Weighted average
     interest rate                          10.7%        10.7%        10.7%        10.7%        10.7%        10.7%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants as contained in the Company's 1999 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors contained under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 27, 2000, is incorporated herein by reference.

         The information regarding executive officers is set forth in Item 1 of this report under the caption "Executive Officers."

         The information regarding reports required under section 16(a) of the Securities Exchange Act of 1934 contained under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission prior to April 27, 2000 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Pay" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 27, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 27, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the captions "Election of Directors - Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 27, 2000, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. The financial statements listed below are filed with this report on Form 10-K or are incorporated herein by reference from the Company's 1999 Annual Report to Shareholders. With the exception of the pages listed below, the 1999 Annual Report to Shareholders is not deemed "filed" as a part of this report on Form 10-K.

                                                            Page
                                                          Reference
                                                   -----------------------
                                                   Form          1999
                                                   10-K      Annual Report
                                                   ----      -------------

Consent of Independent Certified
  Public Accountants                                21
Independent Auditors' Report                                       27
Consolidated Statements of Operations                              11
Consolidated Balance Sheets                                        12
Consolidated Statements of Share-
  holders' Equity                                                  13
Consolidated Statements of Cash Flows                              14
Notes to Consolidated Financial
  Statements                                                       15

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

         3.06 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3 to the
                  Company's Form 8-A filed with the Commission on March 19,
                  1997, is incorporated herein by reference.)

         3.07 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the
                  Company's Annual Report on Form 10-K filed with the
                  Commission on March 31, 1998 is incorporated herein by reference.)

         3.08     Amendment to Bylaws of Family Steak Houses of Florida, Inc.

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

         10.03    Amended and Restated Warrant to Purchase Shares of Common
                  Stock, void after October 1, 2003, which

                  represents warrants issued to The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance
                  Company, (subsequently transferred to Cerberus Partners,
                  L.P.) (Exhibit 10.07 to the Company's Annual Report on Form
                  10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

         10.04    Warrant to Purchase Shares of Common Stock, void after
                  October 1, 2003, which represents warrants issued to The
                  Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company. (subsequently transferred to Cerberus Partners, L.P.) (Exhibit 10.08 to the
                  Company's Annual Report on Form 10-K, filed with the
                  Commission on March 28, 1995, is incorporated herein by reference.)

         10.05    Amendment of Franchise Agreement between Ryan's Family Steak
                  Houses, Inc. and the Company dated July 11, 1994. (Exhibit
                  10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

         10.06 Agreement between the Company and Kraft Foodservice, Inc., as the Company's primary food product distribution. (Exhibit
                  10.06 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference.)

         10.07    Lease Agreement between the Company and CNL American
                  Properties Fund, Inc., dated as of September 18, 1996.
                  (Exhibit 10.02 to the Company's Quarterly Report on Form
                  10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

         10.08    Rent Addendum to Lease Agreement between the Company and CNL
                  American Properties Fund, Inc., dated as of September 18,
                  1996. (Exhibit 10.04 to the Company's Quarterly Report on
                  Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

         10.09    Amendment of Franchise Agreement between the Company and
                  Ryan's Family Steak Houses, Inc. dated October 3, 1996.
                  (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

         10.10    $15.36m Loan Agreement, between the Company and FFCA Mortgage
                  Corporation, dated December 18, 1996. (Exhibit 10.18 to the
                  Company's Annual Report on Form 10-K, filed with the
                  Commission on April 1, 1997 is hereby incorporated by reference.)

         10.11    $4.64m Loan Agreement, between the Company and FFCA Mortgage
                  Corporation, dated December 18, 1996. (Exhibit 10.19 to the
                  Company's Annual Report on Form 10-K, filed with the
                  Commission on April 1, 1997 is hereby incorporated by reference.)

         10.12    Form of Promissory Note between the Company and FFCA Mortgage
                  Corporation, dated December 18, 1996. (Exhibit 10.20 to the
                  Company's Annual Report on Form 10-K, filed with the
                  Commission on April 1, 1997 is hereby incorporated by reference.)

         10.13    Form of Mortgage between the Company and FFCA Mortgage
                  Corporation, dated December 18, 1996 (Exhibit 5 to the
                  Company's Schedule 14D-9, filed with the Commission on March
                  19, 1997 is hereby incorporated by reference.)

         10.14    Form of Mortgage between the Company and FFCA Mortgage
                  Corporation, dated March 18, 1996. (Exhibit 10.22 to the
                  Company's Annual Report on Form 10-K, filed with the
                  Commission on April 1, 1997 is hereby incorporated by reference.)

         10.15 Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. (Exhibit 10.19 to the Company's
                  Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference.)

         10.16 Commitment for construction financing for two restaurants from FFCA Acquisition Corporation, dated October 2, 1998.
                  (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q filed with the commission on November 16, 1998 is incorporated herein by reference.)

         10.17    Lease between the Company and Stuart S. Golding Company dated
                  February 3, 1999. (Exhibit 10.23 to the Company's Annual
                  Report on Form 10-K, filed with the Commission on March 24,
                  1999 is hereby incorporated by reference).

         10.18    Employment Agreement between the Company and Lewis E.
                  Christman, Jr., dated as of January 26, 1998.

                  (Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference).

         10.19    Amendment of Franchise Agreement between the Company and
                  Ryan's Family Steak Houses, Inc. dated August 31, 1999.

         10.20    Stock option agreement between the Company and director Jay
                  Conzen, dated November 3, 1999.

         13.01    1999 Annual Report to Shareholders.

         21.01    Subsidiaries of the Company.

         23.01    Consent of Independent Certified Public Accountants -
                  Deloitte & Touche LLP.

         27.00    Financial data schedules (electronic filing only).

(b)  None.

(c) See (a)3. above for a list of all exhibits filed herewith and the Exhibit Index.

(d)  None.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in this Annual Report of Family Steak Houses of Florida, Inc. on Form 10-K of our report dated February 18, 2000, appearing in the 1999 Annual Report to Shareholders of Family Steak Houses of Florida, Inc.

We additionally consent to the incorporation by reference in Registration Statement No. 33-11684 pertaining to the 1986 Employee Incentive Stock Option Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 18, 2000 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended December 29, 1999.

We further consent to the incorporation by reference in Registration Statement No. 33-12556 pertaining to the 1986 Stock Option Plan for Non-Employee Directors of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 18, 2000 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended December 29, 1999.

We further consent to the incorporation by reference in Registration Statement No. 33-62101 pertaining to the 1995 Long Term Incentive Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 18, 2000 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended December 29, 1999.


Deloitte & Touche LLP
Certified Public Accountants

Jacksonville, Florida

March 15, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FAMILY STEAK HOUSES OF FLORIDA, INC.

Date:   March 9, 2000           BY: /s/ Glen F. Ceiley
                                    ------------------

                                    Glen F. Ceiley

                                    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                           Title                       Date
---------                           -----                       ----

/s/ Edward B. Alexander      Executive Vice President       March 13, 2000
-----------------------      (Principal Financial and
Edward B. Alexander          Accounting Officer)


/s/ Glen F. Ceiley           Chairman of the Board          March 9, 2000
------------------
Glen F. Ceiley


/s/ Steve Catanzaro          Director                       March 9, 2000
-------------------
Steve Catanzaro


/s/ Jay Conzen               Director                       March 13, 2000
--------------
Jay Conzen


/s/ William Means            Director                       March 9, 2000
-----------------
William Means