Form 10-Q
period 2000-03-29
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2000-05-11
CIK 784539

May 10, 2000

OFIS Filer Support
SEC Operations Center
6842 General Green Way
Alexandria, VA  22312-2413

Dear Sirs,

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Family Steak Houses of Florida, Inc. is the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 29, 2000.

This filing is being effected by direct transmission to the Commission's Edgar System.

Very truly yours,

Stephanie M. Highsmith
Controller



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended March 29, 2000

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

Yes  X      No_____



   Title of each class          Number of shares outstanding

      Common Stock                         2,414,432
     $.01 par value                   As of May 5, 2000


FAMILY STEAK HOUSES OF FLORIDA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2000

(Unaudited)


Note 1.  Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the thirteen week period ended
March 29, 2000 are not indicative of the results that may be expected for the fiscal year ending January 3, 2001. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1999.

 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

 Basic earnings per share for the thirteen weeks ended March 29, 2000 and March 31, 1999 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended March 29, 2000 versus March 31, 1999

 The Company experienced an increase in total sales during the first thirteen weeks of 2000 compared to the first thirteen weeks of 1999. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the first quarter of 2000 increased 2.8% from the same period in 1999, compared to a decrease of 1.1% from 1999 as compared to 1998.

 The increase in same-store sales was primarily due to menu price increases implemented at all restaurants in 1999. Management is seeking to further improve sales trends by focusing on improved restaurant operations and devising competitive strategies to offset the effects of new competition. Beginning in 1999, management implemented a plan to sell restaurants which are not meeting sales and profit expectations. To this end, the Company sold one operating restaurant and one previously closed restaurant in the first quarter of 2000. Two other closed restaurants are currently listed for sale. Proceeds from any sales of restaurants would be used either to reduce long-term debt or build new restaurants with more competitive facilities in superior locations.

 The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents, and licenses. The Company's food, beverage, payroll, and employee benefit costs as a percentage of sales are believed to be higher than the industry average, due to the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 84.4% in the first quarter of 2000 from 86.0% in the same quarter of 1999.

 Food and beverage costs as a percentage of sales decreased to 38.6% in 2000 from 38.9% in 1999, primarily due to menu price increases implemented by the Company in 1999. Payroll and benefit costs as a percentage of sales decreased to 27.1% in 2000 from 27.8% in 1999, due to lower workers' compensation expense and to higher average sales per restaurant.

 Depreciation and amortization expenses decreased to 4.8% in 2000 from 5.0% in 1999, primarily due to the sale of three restaurants which had sales volumes lower than the Company's average.

 General and administrative expenses as a percentage of sales increased to 6.2% in the first quarter of 2000 from 5.7% in the same quarter in 1999, primarily due to increased legal costs and increased credit card and banking charges.

 Interest expense increased to $467,200 in the first quarter of 2000 from $382,400 in the same quarter of 1999. The increase was due to higher interest rates in 2000. Also, the Company capitalized interest expense of $33,600 in 1999, whereas no interest expense was capitalized in the first quarter of 2000.

 The effective income tax rates for the first three months of 1999 and 2000 were 0.0%. The 0% rate in both years was due to the use of net operating loss carryforwards to offset taxable income.

 The results for the first quarter of 2000 include realized gains of $181,500 from the sale of marketable securities, which are included in interest and other income. There were no such gains in the first quarter of 1999.

 Net earnings were $538,300 and $233,800 in the first quarters of 2000 and 1999, respectively. Earnings per share assuming dilution for the quarter were 22 cents in 2000 compared to 10 cents in 1999.

 The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended March 29, 2000 are not indicative of the results that may be expected for the fiscal year ending January 3, 2001.

Liquidity and Capital Resources

 Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

 At March 29, 2000, the Company had a working capital deficit of $1,526,100 compared to a working capital deficit of $2,491,100 at December 29, 1999. The increase in working capital during the first three months in 2000 was due primarily to cash provided by operating activities.

 Cash provided by operating activities increased to $1,305,100 in the first quarter of 2000 from $1,039,600 in the first quarter of 1999, due to increased net earnings in 2000.

 The Company spent approximately $197,000 in the first quarter of 2000 for property and equipment. Total capital expenditures for equipment in 2000, based on present costs and plans for capital improvements, are estimated to be $5,450,000. This amount is based on budgeted expenditures for land, buildings and equipment for two new restaurants in 2000, plus normal recurring equipment purchases and minor building improvements ("capital maintenance items"). The Company projects that proceeds from the Company's financing agreements (described below) and cash generated from operations will be sufficient to fund these improvements. The Company's ability to construct and open the two restaurants is also dependent upon certain other factors beyond its control, such as obtaining building permits from various government agencies.

 In December 1996, the Company entered into two loan agreements with FFCA Mortgage Corporation ("FFCA"). Pursuant to the first Loan Agreement (the "$15.36 Million Loan Agreement"), the Company borrowed $15.36 million, which loans are evidenced by fifteen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The $15.36 million Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of March 29, 2000, the outstanding balance due under the loan was $11,748,300.

 The Company used the proceeds of the $15.36 million loan agreement to retire its Notes with Cerberus Partners, L.P. ("Cerberus") and its loans with the Daiwa Bank Limited and SouthTrust Bank of Alabama, N.A. In addition, the Company retired warrants for 210,000 shares of the Company's common stock previously held by Cerberus. Cerberus continues to hold Warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $2.00 per share.

 Pursuant to the second loan agreement with FFCA, the Company borrowed an additional $2,590,000 in 1998. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the $15.36 million Loan Agreement. As of March 29, 2000, the outstanding balance under this loan was $2,502,800.

 In October 1998, the Company received two commitments for new financing from FFCA. The Company borrowed a total of $2.6 million in 1999 under the first commitment, which is secured by mortgages on two Company restaurant properties. As of March 29, 1999, the outstanding balance under this loan was $2,561,000. The second commitment was for construction financing for two new restaurants to be built in 2000. Terms of this commitment include funding of a maximum of $1,600,000 per restaurant. Other terms and conditions of these loan agreements are substancially identical to those of the $15.36 million Loan Agreement.

 The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of FFCA to extend financing commitments; repairs or similar expenditures required for existing restaurants due to weather or acts of God; the Company's ability to identify and secure suitable locations on acceptable terms and open new restaurants in a timely manner; the Company's success in selling restaurants listed for sale; the economic conditions in the new markets into which the Company expands; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains and other food vendors; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

INFORMATION SYSTEMS AND THE YEAR 2000

 In November 1999, the Company completed implementation of its final computer system changes necessary to ensure that all systems were Year 2000 compliant. The Company has experienced no problems with any of its systems or suppliers as a result of the Year 2000 compliance technology issue, with the exception of a credit card software error which affected customers at one restaurant for a three-day period. The error resulted from a software error by the credit card processing company, but did not cause significant problems at the restaurant. The error has been corrected, and the Company does not anticipate any other problems associated with the Year 2000 technology issue. The Company spent approximately $50,000 in 1999 to modify its systems to achieve year
2000 compliance.

PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 The Company is party to, or threatened with, litigation from time to time, in the normal course of its business. Management, after reviewing all pending and threatened legal proceedings, considers that the aggregate liability or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position or operation of the Company. The Company will, from time to time when appropriate in management's estimation, record adequate reserves in the Company's financial statements for pening litigation.

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

ITEM 5. OTHER INFORMATION
             None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as part of the report on Form 10-Q, and the list comprises the Exhibit Index.
Exhibit 11.1

The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:

                                        Three Months Ended
                                   March 29, 2000   March 31,1999
Basic:
  Weighted average common shares
   outstanding used in computing
   basic earnings per share         2,409,300        2,386,200
                                   ===========      ===========
  Basic earnings per share         $     0.22       $     0.10
Diluted:                           ===========      ===========
  Weighted average common shares
   outstanding                      2,409,300        2,386,200



  Effects of shares issuable under
   stock plans using the treasury
   method                              10,100            10,400
Shares used in computing diluted
   earnings per share               2,419,400         2,396,600
                                   ===========       ===========
                                    $    0.22        $     0.10
                                   ===========       ===========


27.01   Financial Data Schedule









SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FAMILY STEAK HOUSES OF FLORIDA, INC.
                                    (Registrant)



                        /s/ Glen F. Ceiley
                        __________________
Date: May 12, 2000      Glen F. Ceiley
                        Principal Executive Officer



                        /s/ Edward B. Alexander
                        _______________________
Date: May 12, 2000      Edward B. Alexander
                        Executive Vice President
                       (Principal Financial and Accounting
                        Officer)



Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)

                                          For The Quarters Ended
                                         ------------------------
                                           March 29,    March 31,
                                            2000         1999
                                         -----------  -----------
Revenues:
   Sales                                 $10,591,300  $10,146,400
   Vending Revenue                            72,400       38,800
                                         ___________  ___________
                                          10,663,700   10,185,200

Cost and expenses:
  Food and beverage                        4,091,000   3,942,200
  Payroll and benefits                     2,870,900   2,824,900
  Depreciation and amortization              508,100     507,000
  Other operating expenses                 1,473,300   1,454,200
  General and administrative expenses        658,100     581,700
  Franchise fees                             317,400     304,000
  Loss on store closings and
   disposition of equipment                   39,200      14,700
                                         -----------  ----------
                                           9,958,000   9,628,700

      Earnings  from operations              705,700     556,500

Interest and other income                    215,200      59,700
Gain on sale of property                      84,600          --
Interest expense                            (467,200)   (382,400)
                                          -----------  ----------
     Earnings before income taxes            538,300     233,800
                                          -----------  ----------
     Net earnings                           $538,300    $233,800
                                          ===========  ==========


Basic earnings per share                      $0.22        $0.10
                                         ===========  ==========


Diluted earnings per share                    $0.22        $0.10
                                         ===========  ==========


See accompanying notes to consolidated financial statements.





Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)

                                               March 29,      December 29,
                                                  2000            1999
                                           --------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents                   $1,189,400         $747,300
  Investments                                    771,700           92,300
  Receivables                                     92,800          125,000
  Current portion of mortgages receivable        329,200           77,800
  Inventories                                    265,700          285,400
  Prepaid and other current assets               208,000          204,800
                                           --------------  ---------------

    Total current assets                       2,856,800        1,532,600

Mortgages receivable                             364,600          159,800
Certificate of deposit                            10,700           10,800
Investments held to maturity                     500,000          500,000

Property and equipment:
  Land                                         7,373,400        7,537,300
  Buildings and improvements                  20,484,500       21,156,000
  Equipment                                   11,507,200       11,908,100
                                           --------------  ---------------
                                              39,365,100       40,601,400
  Accumulated depreciation                   (15,039,300)     (15,340,500)
                                           --------------  ---------------
          Net property and equipment          24,325,800       25,260,900


Property held for sale                         1,906,200        2,488,700
Other assets, principally deferred charges,
  net of accumulated amortization                803,300          806,400
                                           --------------  ---------------

                                             $30,767,400      $30,759,200
                                           ==============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $1,593,100       $1,275,300
  Accrued liabilities                          2,320,000        2,363,600
  Investment margin debt                          98,400               --
  Current portion of long-term debt              368,000          381,400
  Current portion of obligation-capital lease      3,400            3,400
                                           --------------  ---------------

    Total current liabilities                  4,382,900        4,023,700

Long-term debt                                16,444,100       17,335,600
Obligation under capital lease                 1,048,500        1,049,300
Deferred revenue                                  13,300           15,200
                                           --------------  ---------------

    Total liabilities                         21,888,800       22,423,800



Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                     --               --
  Common stock of $.01 par;
       authorized 4,000,000 shares; outstanding
       2,414,000 shares in 2000 and
       2,409,000 shares in 1999                   24,100           24,100
  Additional paid-in capital                   8,626,400        8,624,700
  Accumulated other comprehensive income          15,100           11,900
  Retained earnings (accumulated deficit)        213,000         (325,300)
                                           --------------  ---------------

         Total shareholders' equity            8,878,600       8,335,400
                                           --------------  ---------------

                                             $30,767,400      $30,759,200
                                           ==============  ===============


See accompanying notes to consolidated financial statements.


Family Steak Houses of Florida, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                 For the Three Months
                                          ================================
                                           March 29,            March 31,
                                             2000                 1999
                                          ============       =============
Operating activities:
  Net Earnings                                $538,300           $233,800
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization              508,100            507,000
    Directors' fees in form of stock options     1,700              7,500
    Amortization of loan fees                    7,500              6,900
    Loss on disposition of equipment            20,400             14,700
    Gain on sale of restaurants                (84,600)                --
    Decrease (increase) in:
      Receivables                               32,200            (17,200)
      Inventories                               19,700             64,900
      Prepaids and other current assets         (3,200)            41,100
      Other assets                              (7,300)           (35,600)
    Increase (decrease) in:
      Accounts Payable                         317,800            195,900
      Accrued liabilities                      (43,600)            18,600
      Deferred Revenue                          (1,900)             2,000
                                             __________          _________
Net cash provided by operating activities    1,305,100           1,039,600
                                             __________          _________
Investing activities:
  Net purchase of investments                 (676,100)                 --
  Principal receipts on mortgage receivable     18,800              17,200
  Proceeds from sale of restaurants            691,100                  --
  Proceeds from sale of property held for sale 582,500                  --
  Issuance of mortgages receivable            (475,000)                 --
  Capital expenditures                        (197,000)           (910,700)
                                             __________           _________
Net cash used by investing activities          (55,700)           (893,500)

Financing activities:
  Payments on long-term debt                  (904,900)           (101,100)
  Proceeds from issuance of long-term debt          --           1,300,000
  Proceeds from investment margin debt          98,400                  --
  Payments on capital lease                       (800)               (700)
  Proceeds from issuance of common stock            --                 400
                                             __________          __________
Net cash (used in) provided by financing
  activities                                  (807,300)          1,198,600
                                             __________          __________
Net increase in cash and cash equivalents      442,100           1,344,700
Cash and cash equivalents - beginning
  of period                                    747,300           1,910,200
                                             __________          __________

Cash and cash equivalents - end of period   $1,189,400          $3,254,900
                                            ===========         ===========

Supplemental disclosures of cash flow information:

Cash paid during the quarter for interest     $461,000            $409,100
                                            ===========          ==========
Cash paid during the quarter for income
  taxes                                             --                  --
                                            ===========          ==========


See accompanying notes to consolidated financial statements.