Form 10-Q
period 2000-06-28
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2000-08-10
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended June 28, 2000

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

Yes  X      No_____


   Title of each class                          Number of shares outstanding

      Common Stock                            2,416,232
     $.01 par value                        As of July 28, 2000


FAMILY STEAK HOUSES OF FLORIDA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2000

(Unaudited)


Note 1.  Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended June 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2001. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1999.


 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

 Basic earnings per share for the thirteen and twenty-six weeks ended June 28, 2000 and June 30, 1999 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended June 28, 2000 versus June 30, 1999

 The Company experienced an increase in total sales during the second thirteen weeks of 2000 compared to the second thirteen weeks of 1999. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the second quarter of 2000 increased 5.9% from the same period in 1999, compared to an increase of 1.7% from 1999 as compared to 1998. Management estimates that approximately one-half of the same store sales increase resulted from menu price increases. Total sales increased 0.4%, despite the fact that the Company operated a net total of two fewer restaurants in 2000. Since the end of the second quarter of 1999, the Company sold three restaurants and opened one new restaurant.

 Management is seeking to continue to improve sales trends by focusing on improved restaurant operations, devising competitive strategies to offset the effects of new competition and making improvements to certain restaurants. In 2000, the Company added exhibition cooking areas to two of its restaurants, and experienced improved sales trends at these locations. Management intends to make similar additions to at least two more restaurants by the end of 2000. The Company also recently initiated a program to emphasize take-out sales. This program will include a separate take-out section which will be added to four of the Company's restaurants during the third quarter of 2000.

 The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 86.0% in the second quarter of 2000, from 88.5% in the same quarter of 1999, primarily due to reductions in payroll and benefit costs and other operating expenses as a percentage of sales.

 Food and beverage costs as a percentage of sales decreased to 38.6% in the second quarter of 2000 from 38.9% in the same period of 1999, primarily due to menu price increases implemented by the Company. Payroll and benefits as a percentage of sales decreased to 27.8% in the second quarter of 2000 from 29.2% in the same quarter of 1999, primarily due to a reduction in workers' compensation expense in 2000, and to incremental payroll costs in 1999 associated with the opening of a new restaurant.

 Other operating expenses as a percentage of sales decreased to 14.4% in the second quarter of 2000 compared to 15.9% in 1999, primarily due to costs incurred in 1999 associated with the opening of a new restaurant. Depreciation and amortization increased to 5.2% in 2000 from 4.5% in 1999, due to increased expense resulting from a reduction in the estimated useful life of assets at one restaurant where the Company's lease expired, and to additions to property and equipment over the last year.

 General and administrative expenses as a percentage of sales were 6.2% in the second quarter of 2000, compared to 6.7% in the same quarter of 1999, primarily due to lower manager training costs in 2000, and to costs incurred in 1999 from a proxy contest. Interest expense increased to $461,200 during the second quarter of 2000 from $428,800 in 1999. The increase was due to higher interest rates in 2000, and to additional borrowings under the Company's credit facility in 1999 and 2000.

 The results for the second quarter of 2000 include realized gains of $186,500 from the sale of marketable securities, which are included in interest and other income. There were no such gains in the second quarter of 1999.

 The effective income tax rates for the quarters ended June 28, 2000 and June 30, 1999 were 0.0%. The 0% rate in both years was due to the use of net operating loss carryforwards to offset taxable income.

 Net income for the second quarter of 2000 was $274,700, compared to a net loss of $192,500 in the second quarter of 1999. Earnings per share were $.11 for 2000, compared to net loss per share of $.08 in 1999.

Six Months Ended June 28, 2000 versus June 30, 1999

 For the six months ended June 28, 2000, total sales increased 2.4% compared to the same period of 1999. Same-store sales increased
4.3% for the six months ended June 28, 2000.

 Food and beverage costs as a percentage of sales for the six month period ended June 28, 2000 decreased to 38.6% from 38.9% for the same period in 1999, primarily due to menu price increases. Payroll and benefits as a percentage of sales decreased to 27.4% in 2000 from 28.5% in 1999. The increase was primarily due to lower workers' compensation costs in 2000.

 For the six months ended June 28, 2000, other operating expenses decreased to 14.2% from 15.1% in 1999, primarily due to costs incurred in 1999 associated with the opening of a new restaurant, and to lower property insurance costs in 2000. Depreciation and amortization increased to 5.0% for the six month period ended June 28, 2000, compared to 4.8% in 1999, due primarily to additions to property and equipment over the past year.

 General and administrative expenses for the six-month periods ended June 28, 2000 and June 30, 1999 were 6.2% of sales. Interest expense increased for the first six months of 2000 to $928,400 from $811,200 for the same period in 1999, due to higher interest rates in 2000 and from additional borrowing under the Company's credit facility.

 The results for the six months ended June 28, 2000 include realized gains of $368,100 from the sale of marketable securities, which are included in interest and other income. There were no such gains in the same period of 1999.

 The effective income tax rates for the six-month periods ended June 28, 2000 and July 30, 1999 were 0.0%. The 0% rate in both years was due to the use of net operating loss carryforwards to offset taxable income.

 Net earnings for the six months ended June 28, 2000 were $813,000 or $.34 per share, compared to net earnings of $41,300, or $.02 per share for the same period in 1999.

 The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter ended June 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2001.

Liquidity and Capital Resources

 Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

 At June 28, 2000, the Company had a working capital deficit of $1,306,500, compared to a working capital deficit of $2,491,100 at December 29, 1999. The increase in the working capital during the first six months in 2000 was due primarily to cash generated from operations.

 Cash provided by operating activities increased to $2,045,900 in the first six months of 2000 from $1,213,600 in the same period of 1999. This increase was primarily due to the increased net earnings in 2000.

 The Company spent approximately $1,082,400 in the first six months of 2000 for land, property and equipment. Total capital expenditures for 2000, based on present costs and plans for expansion, are estimated to be $4,000,000. The Company projects that cash generated from operations, plus additional borrowing under the Company's credit facility will be sufficient to fund these improvements.

 In December 1996, the Company entered into two loan agreements with FFCA Mortgage Corporation ("FFCA"). Pursuant to the first Loan Agreement (the "$15.36 Million Loan Agreement"), the Company borrowed $15.36 million, which loans are evidenced by fourteen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The $15.36 Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of June 28, 2000, the outstanding balance due under the loan was $11,674,600.

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

 Pursuant to the second loan agreement with FFCA, the Company borrowed an additional $2,590,000 in 1998 to fund construction of new restaurants. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of this loan agreement are substantially identical to those of the $15.36 million Loan Agreement. As of June 28, 2000, the outstanding balance under this loan was $2,489,300.

 In October 1998, the Company received two commitments for new financing from FFCA. The Company borrowed a total of $2.6 million in 1999 under the first commitment. The proceeds of the 1998 and 1999 borrowings were used to fund construction of new restaurants in Leesburg, Deland and Tampa, Florida. This loan is secured by mortgages on two Company restaurant properties. As of June 28, 2000, the outstanding balance under this loan was $2,548,400. The second commitment was for construction financing for two new restaurants to be built in 2000 and 2001. Terms of this commitment include funding of a maximum of $1,600,000 per restaurant. Other terms and conditions of these loan agreements are substantially identical to those of the $15.36 million Loan Agreement. In May 2000 the Company borrowed $503,800 under this agreement to fund the purchase of land for a new restaurant to be constructed in St. Cloud, Florida in 2000.

 The Company plans to open one new restaurant in 2000 and three to four new restaurants in 2001. In July 2000, the Company received a new commitment from FFCA to fund $1,600,000 each for two new restaurants to be constructed in 2001. In total, the Company has current commitments from FFCA sufficient to construct four new restaurants, including the one currently under construction in St. Cloud, Florida.

 The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of FFCA or other lenders to extend financing commitments; repairs or similar expenditures required for existing restaurants due to weather or acts of God; the Company's ability to identify and secure suitable locations on acceptable terms and open new restaurants in a timely manner; the Company's success in selling restaurants listed for sale; the economic conditions in the new markets into which the Company expands; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains and other food vendors; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.


PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 The Company is party to, or threatened with, litigation from time to time, in the normal course of its business. Management, after reviewing all pending and threatened legal proceedings, considers that the aggregate liability or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position or operation of the Company. The Company will, from time to time when appropriate in management's estimation, record adequate reserves in the Company's financial statements for pending litigation.

ITEM 2. CHANGES IN SECURITIES
 None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On June 13, 2000, the Company held its annual meeting of shareholders to elect directors to serve for the upcoming year.

       The following table sets forth the number of votes for and against each of the nominees for director.


                                   For        Withheld
 Nominee:

        Glen F. Ceiley           2,052,155    25,900
        Jay Conzen               2,048,955    29,100
        Steven Catanzaro         2,049,402    28,653
        William Means            2,051,895    26,160

 The Company is unable to determine the number of broker non-votes.

      Glen F. Ceiley, Jay Conzen, Steven Catanzaro and William Means Were elected as directors by the affirmative vote of a majority of the 2,077,927 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.


ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of the report on Form 10-Q, and the list comprises the Exhibit Index.



Exhibit 11.1

 The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:

















                             Three Months Ended        Six Months
                             6/28/00   6/30/99     6/28/00     6/30/99
Basic:
  Weighted average common
   shares outstanding used
   in computing basic
   earnings per share       2,416,000   2,409,000   2,412,700   2,398,000
                            =========   =========   =========   =========
  Basic (loss) earnings
  per share                $    .11    $   (0.08)   $   .34     $    .02
                            =========   =========   =========   =========
Diluted:
  Weighted average common
   shares outstanding       2,416,200   2,409,000   2,415,800   2,401,800
  Effects of shares
   issuable under stock
   plans using the treasury
   method                       7,800          -       6,200       1,200

  Shares used in computing   ---------   ---------  ----------   ---------
  diluted earnings
  per share                  2,424,000  2,409,000  2,422,000    2,403,000
                             =========  =========  =========    =========
                             $   .11    $ (0.08)   $  .34       $   .02
                             =========  =========  =========    =========

27.01   Financial Data Schedule



SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FAMILY STEAK HOUSES OF FLORIDA, INC.
                                      (Registrant)



                          /s/ Glen F. Ceiley
Date:  August 4, 2000     Glen F. Ceiley
                          Chairman of the Board



                          /s/ Edward B. Alexander
Date:  August 4, 2000     Edward B. Alexander
                          Executive Vice President / CFO
                          (Principal Financial and Accounting
                           Officer)




Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)

                                          For The Quarters Ended
                                         -----------------------
                                           June 29,    June 30,
                                            2000         1999
                                         -----------  -----------
Revenues:
   Sales                                 $10,179,600  $10,143,100
   Vending Revenue                            42,400       40,400
                                         ___________  ___________
                                          10,222,000   10,183,500

Cost and expenses:
  Food and beverage                        3,928,900   3,944,500
  Payroll and benefits                     2,829,400   2,963,500
  Depreciation and amortization              529,500     456,700
  Other operating expenses                 1,466,400   1,612,800
  General and administrative expenses        626,400     674,500
  Franchise fees                             305,100     303,700
  Loss on store closings and
   disposition of equipment                   20,700      45,100
                                         -----------  ----------
                                           9,706,400  10,000,800

      Earnings  from operations              515,600     182,700

Interest and other income                    236,800      53,600
Gain on sale of property                     (16,500)         --
Interest expense                            (461,200)   (428,800)
                                          -----------  ----------
     Earnings before income taxes            274,700    (192,500)
                                          -----------  ----------
     Net earnings                           $274,700   ($192,500)
                                          ===========  ==========


Basic earnings per share                      $0.11        $0.08
                                         ===========  ==========


Diluted earnings per share                    $0.11        $0.08
                                         ===========  ==========


See accompanying notes to consolidated financial statements.




Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)

                                          For The Six Months Ended
                                         -----------------------
                                           June 29,    June 30,
                                            2000         1999
                                         -----------  -----------
Revenues:
   Sales                                 $20,770,900  $20,289,500
   Vending Revenue                           114,800       79,200
                                         ___________  ___________
                                          20,885,700   20,368,700

Cost and expenses:
  Food and beverage                        8,019,900   7,886,700
  Payroll and benefits                     5,700,300   5,788,400
  Depreciation and amortization            1,037,600     963,700
  Other operating expenses                 2,939,700   3,067,000
  General and administrative expenses      1,284,500   1,256,200
  Franchise fees                             622,500     607,700
  Loss on store closings and
   disposition of equipment                   59,900      59,800
                                         -----------  ----------
                                          19,664,400  19,629,500

      Earnings  from operations            1,221,300     739,200

Interest and other income                    452,000      113,300
Gain on sale of property                      68,100          --
Interest expense                            (928,400)   (811,200)
                                          -----------  ----------
     Earnings before income taxes            813,000      41,300
                                          -----------  ----------
     Net earnings                           $813,000    $ 41,300
                                          ===========  ==========


Basic earnings per share                      $0.34        $0.02
                                         ===========  ==========


Diluted earnings per share                    $0.34        $0.02
                                         ===========  ==========

See accompanying notes to consolidated financial statements.





Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)

                                               June 28,      December 29,
                                                  2000            1999
                                           --------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents                   $1,693,000         $747,300
  Investments                                    438,200           92,300
  Receivables                                     98,400          125,000
  Current portion of mortgages receivable        211,100           77,800
  Inventories                                    251,800          285,400
  Prepaid and other current assets               200,900          204,800
                                           --------------  ---------------

    Total current assets                       2,893,400        1,532,600

Mortgages receivable                             361,600          159,800
Certificate of deposit                            10,700           10,800
Investments held to maturity                     500,000          500,000

Property and equipment:
  Land                                         7,994,400        7,537,300
  Buildings and improvements                  20,642,100       21,156,000
  Equipment                                   11,563,300       11,908,100
                                           --------------  ---------------
                                              40,199,800       40,601,400
  Accumulated depreciation                   (15,529,700)     (15,340,500)
                                           --------------  ---------------
          Net property and equipment          24,670,100       25,260,900


Property held for sale                         1,906,200        2,488,700
Other assets, principally deferred charges,
  net of accumulated amortization                838,900          806,400
                                           --------------  ---------------

                                             $31,180,900      $30,759,200
                                           ==============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $1,461,600       $1,275,300
  Accrued liabilities                          2,379,700        2,363,600
  Current portion of long-term debt              355,200          381,400
  Current portion of obligation-capital lease      3,400            3,400
                                           --------------  ---------------

    Total current liabilities                  4,199,900        4,023,700

Long-term debt                                16,860,900       17,335,600
Obligation under capital lease                 1,047,700        1,049,300
Deferred revenue                                  11,100           15,200
                                           --------------  ---------------

    Total liabilities                         22,119,600       22,423,800



Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                     --               --
  Common stock of $.01 par;
       authorized 4,000,000 shares; outstanding
       2,414,000 shares in 2000 and
       2,409,000 shares in 1999                   24,200           24,100
  Additional paid-in capital                   8,628,100        8,624,700
  Accumulated other comprehensive (loss) income  (78,700)          11,900
  Retained earnings (accumulated deficit)        487,700         (325,300)
                                           --------------  ---------------

         Total shareholders' equity            9,061,300       8,335,400
                                           --------------  ---------------

                                             $31,180,900      $30,759,200
                                           ==============  ===============


See accompanying notes to consolidated financial statements.


Family Steak Houses of Florida, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                              For the Six Months Ended
                                          ================================
                                           June 28,             June 30,
                                             2000                 1999
                                          ============       =============
Operating activities:
  Net Earnings                                $813,000            $41,300
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization            1,037,600            963,700
    Directors' fees in form of stock options     3,300              7,500
    Amortization of loan fees                   15,300             13,700
    Loss on disposition of equipment            35,700             34,800
    Gain on sale of restaurants                (68,100)                --
    Decrease (increase) in:
      Receivables                               26,600             (5,300)
      Inventories                               33,600             69,700
      Prepaids and other current assets          3,900              5,000
      Other assets                             (53,600)           (37,300)
    Increase (decrease) in:
      Accounts Payable                         186,300             47,300
      Accrued liabilities                       16,100             77,300
      Deferred Revenue                          (4,100)            (3,900)
                                             __________          _________
Net cash provided by operating activities    2,045,600           1,213,800
                                             __________          _________
Investing activities:
  Net purchase of investments                 (436,400)           (361,700)
  Principal receipts on mortgage receivable    139,900              34,700
  Proceeds from sale of restaurants            673,800                  --
  Proceeds from sale of property held for sale 582,500                  --
  Issuance of mortgages receivable            (475,000)                 --
  Capital expenditures                      (1,082,400)         (2,291,500)
                                             __________           _________
Net cash used by investing activities         (597,600)         (2,618,500)

Financing activities:
  Payments on long-term debt                (1,004,700)           (214,400)
  Proceeds from issuance of long-term debt     503,800           2,600,000
  Payments on capital lease                     (1,600)             (1,500)
  Proceeds from issuance of common stock           200               7,900
                                             __________          __________
Net cash (used in) provided by financing
  activities                                  (502,300)          2,392,000
                                             __________          __________
Net increase in cash and cash equivalents      945,700             987,300
Cash and cash equivalents - beginning
  of period                                    747,300           1,910,200
                                             __________          __________

Cash and cash equivalents - end of period   $1,693,000          $2,897,500
                                            ===========         ===========

Supplemental disclosures of cash flow information:

Cash paid during the quarter for interest     $909,900            $841,700
                                            ===========          ==========
Cash paid during the quarter for income
  taxes                                             --                  --
                                            ===========          ==========


See accompanying notes to consolidated financial statements.