Form 10-Q
period 2000-09-27
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2000-11-03
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended September 27, 2000

Commission File No. 0-14311


FAMILY STEAK HOUSES OF FLORIDA, INC.


Incorporated under the laws of   		IRS Employer Identification
          Florida                      		  No. 59-2597349


2113 FLORIDA BOULEVARD
NEPTUNE BEACH, FLORIDA 32266

Registrant's Telephone No. (904) 249-4197


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                    Yes  X      No_____






   Title of each class         	 Number of shares outstanding

      Common Stock                 		       2,416,232
     $.01 par value                	    As of October 20, 2000


FAMILY STEAK HOUSES OF FLORIDA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2000

(Unaudited)

Note 1.  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and thirty-nine week periods ended September 27, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2001. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1999.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

  Basic earnings per share for the thirteen weeks and thirty-nine weeks ended September 27, 2000 and September 29, 1999 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended September 27, 2000 versus September 29, 1999

  The Company experienced an increase in sales during the third quarter of 2000 as compared to the same period in 1999. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the third quarter of 2000 increased 3.6% from the same period in 1999, compared to a decrease of 1.5% from 1999 as compared to 1998.

  Management estimates that most of the same store sales increase resulted from menu price increases. Total sales increased 0.1%, despite the fact that the Company operated a net total of two fewer restaurants in 2000. Since the end of the third quarter of 1999, the Company sold two restaurants.

  Management is seeking to continue to improve sales trends by focusing on improved restaurant operations, devising competitive strategies to offset the effects of new competition and making improvements to certain restaurants. In 2000, the Company added exhibition cooking areas to two of its restaurants, and experienced improved sales trends at these locations. Management intends to make similar additions to at least one more restaurant by the end of 2000. The Company also recently initiated a program to emphasize take-out sales. This program will include a separate take-out section which has been added to one store and will be added to three additional Company restaurants during the fourth quarter of 2000.

  Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. Even if the sales trends improve, the Company is likely to incur losses in the fourth quarter.

  The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 90.4% in the third quarter of 2000, from 90.6% in the same quarter of 1999.

  Food and beverage costs as a percentage of sales increased to 39.4% in the third quarter of 2000 from 39.0% in the same period of 1999, primarily due to substantial increases in beef prices in the third quarter of 2000. Payroll and benefits as a percentage of sales decreased to 29.6% in the third quarter of 2000 from 30.0% in the same quarter of 1999, primarily due to a reduction in workers' compensation expense.

  Other operating expenses as a percentage of sales decreased to 15.9% in the third quarter of 2000 from 16.4% in 1999, primarily due to costs incurred in 1999 associated with the opening of a new restaurant. Depreciation and amortization increased to 5.5% in the third quarter from 5.2% in 1999, due to additions to property and equipment over the past 12 months.

  General and administrative expenses as a percentage of sales were 6.9% in the third quarter of 2000, a decrease from 8.0% in the same quarter of 1999. This was primarily due to costs incurred in 1999 associated with the proxy contest from the Company's 1999 annual meeting of shareholders. Interest expense increased to $478,500 during the third quarter of 2000 from $449,300 in 1999. The increase was due primarily to higher interest rates in 2000.

  The results for the third quarter of 2000 include net realized gains of $195,000 and unrealized losses of $71,500 from transactions in marketable securities, which are included in investment and other income. There were no such gains in the third quarter of 1999.

  In July 1999 the Company incurred an expense of $907,500 for a one-time payment to four employees pursuant to the terms of their employment agreements upon the change in control of the Company's Board of Directors. No such costs were incurred in 2000.

  In July 1999 the Company realized a gain of $241,800 from the sale of a restaurant in Jacksonville, Florida. No property sales were completed in the third quarter of 2000.

  The effective income tax benefit rate for the quarters ended September 27, 2000 and September 29, 1999 was 0.0%.

  Net loss for the third quarter of 2000 was $342,500, compared to $1,200,000 in 1999. Net loss per share was $.14 for the third quarter of 2000, compared to a net loss per share of $.50 in 1999.

Nine Months Ended September 27, 2000 versus September 29, 1999

  For the nine months ended September 27, 2000, total sales increased 1.7% compared to the same period of 1999, due to an increase in same-store sales. Same-store sales increased 4.1% for the nine months ended September 27, 2000, primarily due to increases in menu prices. This increase was offset by the Company operating fewer stores in 2000.

  Food and beverage costs as a percentage of sales for the nine month period ended September 27, 2000 were 38.8%, compared to 38.9% for the same period in 1999. Payroll and benefits decreased to 28.1% in 2000 from 29.0% in 1999, primarily due to lower workers' compensation costs in 2000 and to incremental payroll costs incurred in 1999 associated with the opening of two new restaurants.

  For the nine months ended September 27, 2000, other operating expenses as a percentage of sales decreased to 14.7% from 15.5% in 1999, primarily due to costs incurred in 1999 associated with the opening of two new restaurants, and to lower property insurance costs in 2000. General and administrative expenses decreased to 6.4% in 2000 from 6.7% in 1999, primarily due to costs incurred in 1999 associated with the proxy contest.

  Depreciation and amortization expense as a percentage of sales increased to 5.2% in 2000 from 4.9% in 1999, as a result of additions to property and equipment over the past 12 months. Interest expense increased for the first nine months of 2000 to $1,406,900 from $1,260,500 for the same period in 1999, due primarily to higher interest rates.

  In July 1999 the Company incurred an expense of $907,500 for a one-time payment to four employees pursuant to the terms of their employment agreements upon the change in control of the Company's Board of Directors.

  For the nine months ended September 27, 2000, the Company realized gains of $61,700 from the sales of restaurants, compared to $241,800 in 1999. Investment and other income increased to $639,300 in 2000 from $150,900 in 1999. The increase was due to net realized gains of $563,200 (offset by unrealized losses of $71,500) from transactions in marketable securities in 2000.

  The effective income tax rate for the nine-month periods ended September 27, 2000 and September 29, 1999 was 0.0%. The 0% rate in 2000 was due to the use of net operating loss carryforwards.

  Net income for the nine months ended September 27, 2000 was $470,500, or $.19 per share, compared to a net loss of $1,158,700, or $.48 per share for the same period in 1999.

  The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from
September through December. Operating results for the quarter ended September 27, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2001.

Liquidity and Capital Resources

  Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

  At September 27, 2000, the Company had a working capital deficit of $880,800, compared to a working capital deficit of $2,491,100 at December 29, 1999. The decrease in the deficit was primarily due to cash generated from operations in 2000.

  Cash provided by operating activities increased to $2,125,600 in the first nine months of 2000 from $469,000 in the same period of 1999. This increase is primarily due to the increased net earnings in 2000.

  The Company spent $1,649,300 in the first nine months of 2000 for land, construction in progress and restaurant renovation and equipment. Capital expenditures for the fiscal year ending January 3, 2001, based on present costs and plans for expansion, are estimated to be $4,000,000. The Company projects that cash generated from operations and funding previously received under its financing agreement with Franchise Finance Corporation of America ("FFCA") will be sufficient to fund these expenditures.

  In December 1996, the Company entered into two loan agreements with FFCA Mortgage Corporation ("FFCA"). Pursuant to the first Loan Agreement (the "1996 Loan Agreement"), the Company borrowed $15.36 million, which loans are evidenced by fourteen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The 1996 Loan Agreement provides for various covenants, including the maintenance of prescribed debt service coverages. As of September 27, 2000, the outstanding balance due under the 1996 Loan Agreement was $11,616,900.

  The Company used the proceeds of the 1996 Loan Agreement to retire its Notes with Cerberus Partners, L.P. ("Cerberus") and its loans with the Daiwa Bank Limited and SouthTrust Bank of Alabama, N.A. In addition, the Company retired Warrants for 210,000 shares of the Company's common stock previously held by Cerberus. Cerberus continues to hold Warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $2.00 per share.

  Pursuant to its second loan agreement with FFCA (the "1998 Loan Agreement"), the Company borrowed an additional $2,590,000 in 1998 to fund construction of new restaurants. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of the 1998 Loan Agreement are substantially identical to those of the 1996 Loan Agreement. As of September 27, 2000, the outstanding balance under the 1998 Loan Agreement was $2,479,400.

  In October 1998, the Company received two commitments for new financing from FFCA. The Company borrowed a total of $2.6 million in 1999 under the first commitment (the "1999 Loan"). The proceeds of the 1999 Loan were used to fund construction of new restaurants in Leesburg, Deland and Tampa, Florida. The 1999 Loan is secured by mortgages on two Company restaurant properties. As of September 27, 2000, the outstanding balance under the 1999 Loan was $2,539,700. The second commitment (the "2000 Loan") was for construction financing for two new restaurants to be built in 2000 and 2001. Terms of the 2000 Loan include funding of a maximum of $1,600,000 per restaurant. Other terms and conditions of the 1999 and 2000 Loans are substantially identical to those of the 1996 Loan Agreement. The Company has borrowed $850,800 under the 2000 Loan to fund the purchase of land and construction in progress for a new restaurant in St. Cloud, Florida in 2000.

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

Exhibit 11.1

The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:

                               Three Months Ended     Nine Months Ended
	                       9/27/00   9/29/99     9/27/00    9/29/99
Basic:
 Weighted average common
 shares outstanding used
 in computing basic (loss)
 earnings per share          2,416,200   2,409,000   2,413,900  2,401,000
                             =========   =========   =========  =========
 Basic (loss) earnings
 per share                    $  (0.14)  $   (0.50)   $    .19  $   (.48)
                              =========  =========   =========  =========
Diluted:
 Weighted average common
  shares outstanding         2,416,200   2,409,000   2,413,900  2,401,000
 Effects of shares
  issuable under stock
  plans using the treasury
  method                         7,800       6,400       9,000     11,000
 Effects of warrants
  issuable using the
  treasury method                    -           -           -          -
 Shares used in computing      --------   --------   ----------  --------
  diluted (loss) earnings
  per share                   2,424,000   2,415,400  2,422,900  2,412,000
                              =========    ========= =========  =========
Diluted (loss) earnings
 per share                    $  (0.14)    $  (0.50)  $   .19    $  (.48)
                              =========   =========   ========  =========



27.01 Financial Data Schedule.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  				      FAMILY STEAK HOUSES OF FLORIDA, INC.
				      (Registrant)



                          /s/ Glen F. Ceiley
Date: October 30, 2000    Glen F. Ceiley
                          Chairman of the Board



                          /s/ Edward B. Alexander
Date: October 30, 2000    Edward B. Alexander
                          Executive Vice President
                         (Principal Financial and Accounting
                          Officer)






Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)

                                          For The Quarters Ended
                                         ------------------------
                                           Sept. 27,     Sept. 29,
                                             2000          1999
                                         -----------   -----------
Revenues
  Sales                                  $ 9,248,500   $9,237,800
  Vending revenue                             40,600       48,400
                                          -----------   ----------
Total revenues                             9,289,100    9,286,200
                                          -----------   ----------

Costs and expenses:
  Food and beverage                        3,641,600    3,600,300
  Payroll and benefits                     2,737,000    2,772,600
  Depreciation and amortization              512,400      480,500
  Other operating expenses                 1,473,400    1,517,000
  General and administrative expenses        642,500      735,400
  Change in control payments                      --      907,500
  Franchise fees                             277,200      276,800
  Loss on store closings and disposition
   of equipment                               49,900       26,200
                                          -----------   ----------
                                           9,334,000   10,316,300

     (Loss) earnings  from operations        (44,900)  (1,030,100)


Investment and other income	             187,300       37,600
(Loss) gain on sale of property               (6,400)     241,800
Interest expense                            (478,500)    (449,300)
                                          -----------   ----------

     Loss before income taxes               (342,500)  (1,200,000)
Provision for income taxes                        --           --
                                         -----------    ----------

     Net loss		                   ($342,500) ($1,200,000)
                                         ============ ============


Basic loss per share                         ($0.14)     ($0.50)
                                          ===========  ==========


Diluted loss per share                       ($0.14)     ($0.50)
                                          ===========  ==========


See accompanying notes to consolidated financial statements.




Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)


                                            For The Nine Months Ended
                                           --------------------------
                                              Sept. 27,    Sept. 29,
                                                2000         1999
                                           ------------- ------------
Revenues:
 Sales                                      $30,019,400   $29,527,300
 Vending revenue                                155,400       127,600
                                            -----------   -----------
Total revenues                               30,174,800    29,654,900
                                            -----------   -----------
Cost and expenses:
  Food and beverage                          11,661,500    11,487,000
  Payroll and benefits                        8,437,300     8,561,000
  Depreciation and amortization               1,550,000     1,444,200
  Other operating expenses                    4,413,100     4,584,000
  General and administrative expenses         1,927,000     1,991,600
  Change in control payments                         --       907,500
  Franchise fees                                899,700       884,500
  Loss on store closings and disposition
   of equipment                                 109,800        86,000
                                           ------------- ------------
Total costs and expenses                     28,998,400    29,945,800
                                           ------------- ------------

     (Loss) earnings from operations          1,176,400      (290,900)

Gain on sale of property                         61,700       241,800
Investment and other income                     639,300       150,900
Interest expense                             (1,406,900)   (1,260,500)
                                           ------------- ------------

     Earnings (loss) before income taxes        470,500    (1,158,700)
Provision for income taxes                           --            --
                                           ------------- ------------

     Net earnings (loss)                       $470,500   ($1,158,700)
                                           ============= =============


Basic earnings (loss) per share                   $0.19        ($0.48)
                                           =============  ============


Diluted earnings (loss) per share                $0.19         ($0.48)
                                           =============  ============

See accompanying notes to consolidated financial statements.






Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)

                                             September 27,   December 29,
                                                 2000            1999
                                            --------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents                   $1,990,700         $747,300
  Investments                                    644,700           92,300
  Receivables                                     91,900          125,000
  Current portion of mortgages receivable        191,800           77,800
  Inventories                                    239,500          285,400
  Prepaid and other current assets               191,500          204,800
                                           --------------  ---------------

    Total current assets                       3,350,100        1,532,600

Mortgages receivable                             358,600          159,800
Certificate of deposit                            10,800           10,800
Investments held to maturity                          --          500,000
  Property and equipment:
   Land                                        7,994,400        7,537,300
   Buildings and improvements                 21,120,300       21,156,000
   Equipment                                  11,577,900       11,908,100
                                           --------------  ---------------
                                              40,692,600       40,601,400
   Accumulated depreciation                  (15,997,400)     (15,340,500)
                                           --------------  ---------------
          Net property and equipment          24,695,200       25,260,900


Property held for sale                         1,903,600        2,488,700
Other assets, principally deferred charges,
  net of accumulated amortization                814,500          806,400
                                           --------------  ---------------

                                             $31,132,800      $30,759,200
                                           ==============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $1,338,000       $1,275,300
  Accrued liabilities                          2,254,700        2,363,600
  Securities sold not yet purchased              226,400               --
  Current portion of long-term debt              408,400          381,400
  Current portion of obligation under
    capital lease                                   3,400           3,400
                                           --------------  ---------------

    Total current liabilities                   4,230,900       4,023,700

Long-term debt                                 17,078,400      17,335,600
Obligation under capital lease                  1,046,800       1,049,300
Deferred revenue                                    9,100          15,200
                                           --------------  ---------------

    Total liabilities                          22,365,200      22,423,800



Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                      --              --
  Common stock of $.01 par;
       authorized 4,000,000 shares;
       outstanding 2,416,200 in 2000
       and 2,409,000 shares in 1999                24,200          24,100
  Additional paid-in capital                    8,629,700       8,624,700
  Accumulated other comprehensive (loss) income   (31,500)         11,900
  Retained earnings (accumulated deficit)         145,200        (325,300)
                                             -------------  --------------

             Total shareholders' equity         8,767,600       8,335,400
                                            --------------  ---------------

                                              $31,132,800      $30,759,200
                                           ==============  ===============


See accompanying notes to consolidated financial statements.







Family Steak Houses of Florida, Inc.
Consolidated Statements of Cash Flows
(Unaudited)


                                                For the Nine Months Ended
                                               --------------------------
                                               September 27, September 29,
                                                     2000       1999
                                               ------------ -------------
Operating activities:
        Net earnings (loss)                        $470,500   ($1,158,700)
         Adjustments to reconcile net
               earnings to net cash provided
                  by operating activities:
                  Depreciation and amortization   1,550,000     1,444,200
                  Directors' fees in the form of
                    stock options                     5,000        22,500
                  Amortization of loan fees          23,600        21,200
                  Unrealized loss on short
                    sale of securities               71,500            --
                  Gain on sale of restaurants       (61,700)     (241,800)
                  Loss on disposition of equipment   67,200        61,000
                  Decrease (increase) in:
                      Receivables                    33,100       (51,800)
                      Income taxes receivable            --        60,200
                      Inventories                    45,900        59,900
                      Prepaids and other
                        current assets               13,300        61,000
                      Other assets                  (40,500)      (27,700)
                  Increase (decrease) in:
                      Accounts payable               62,700       (20,300)
                      Accrued liabilities          (108,900)      245,400
                      Deferred revenue               (6,100)       (6,100)
                                                ------------ -------------
Net cash provided by operating activities         2,125,600       469,000
                                                ------------ -------------

Investing activities:
        Principal receipts on notes receivable      162,200        52,800
        Net sales (purchases) of investments         59,200      (687,700)
        Proceeds from sale of restaurants           668,200       959,700
        Proceeds from sale of property
          held for sale                             585,100            --
        Issuance of mortgages receivable           (475,000)           --
        Capital expenditures                     (1,649,300)   (3,146,500)
                                                ------------ -------------
Net cash used in investing activities              (649,600)   (2,821,700)
                                                ------------ -------------
Financing activities:
        Payments on long-term debt               (1,081,000)   (1,112,000)
        Proceeds from issuance of long-term debt    850,800     2,600,000
        Proceeds from investment margin debt             --       260,500
        Payments on capital lease                    (2,500)       (2,300)
        Proceeds from the issuance of common stock      100           400
                                                ------------ -------------
Net cash (used in)provided by financing activities (232,600)    1,746,600
                                                 ----------- -------------

Net increase (decrease) in cash and
  cash equivalents                                1,243,400      (606,100)
Cash and cash equivalents - beginning of period     747,300     1,910,200
                                                ------------ -------------

Cash and cash equivalents - end of period        $1,990,700     $1,304,100
                                                ============ =============

Supplemental disclosures of cash flow information:

        Cash paid during the period for interest $ 1,380,000    $1,285,100
                                                ============  ============

        Cash paid during the period for income taxes   $0           $0
                                                 ============ ============


See accompanying notes to consolidated financial statements.