Form 10-K
period 2001-01-03
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2001-03-19
CIK 784539

================================================================================

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

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-14311

                      FAMILY STEAK HOUSES OF FLORIDA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        FLORIDA                                        NO. 59-2597349
------------------------                      --------------------------------
(STATE OF INCORPORATION)                      (I.R.S. EMPLOYER IDENTIFICATION)

                             2113 FLORIDA BOULEVARD
                          NEPTUNE BEACH, FLORIDA 32266
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (904) 249-4197
                                                          ----------------

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

                                                     [ ]

         As of February 16, 2001, 2,416,200 shares of Common Stock of the registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the NASDAQ SmallCap Market System on February 16, 2001, as reported in THE WALL STREET JOURNAL) held by non-affiliates of the registrant was approximately $1,246,800.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's 2000 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Family Steak Houses of Florida, Inc. ("Family" or the "Company"), is the sole franchisee of Ryan's Family Steak House restaurants ("Ryan's restaurants") in the State of Florida.

         The Company's first Ryan's restaurant was opened in Jacksonville, Florida, in May 1982. The Company presently operates 23 Ryan's restaurants in Florida.

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

         The Company operates its Ryan's restaurants under a Franchise Agreement with Ryan's Properties, Inc., ("Ryan's", or the "Franchisor") which grants the Company the exclusive right to operate Ryan's Family Steak House restaurants throughout North and Central Florida.

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

         In 1996, the Company and the Franchisor amended the Franchise Agreement. The amended agreement requires the Company to pay a royalty fee of 3.0% through December 2001 and 4.0% thereafter on the gross receipts of each Ryan's Family Steak House restaurant. Total royalty fee expenses were $1,197,600, $1,165,300, and $1,150,900 for the fiscal years ended January 3,
2001, December 29, 1999 and December 30, 1998, respectively.

         The Franchise Agreement requires the Company to operate a minimum number of Ryan's restaurants on December 31 of each year. Failure to operate the minimum number of restaurants could result in the loss of exclusive franchise rights to the Ryan's concept in North and Central Florida. In 1999, the Company and Ryan's amended the number of restaurants required to be in operation as detailed below. The Company operated 23 restaurants as of fiscal year end 2000 and was therefore in compliance with the Franchise Agreement. The Company plans to open three restaurants in 2001, and expects to be in compliance with the requirement. However, there can be no assurance that the Company can open three restaurants, which could result in the loss of exclusivity in North and Central Florida.

         The following schedule outlines the number of Ryan's restaurants required to be operated by the Company as of December 31 of each year under the amended Franchise Agreement:

                                                        NUMBER OF
                                                  RESTAURANTS REQUIRED TO
END OF FISCAL YEAR                                   BE IN OPERATION
------------------                                ------------------------
2001                                                          23
2002                                                          25
2003 and subsequent years                        Increases by two each year

         The amendment to the Franchise Agreement adopted in 1999 also clarified that the Franchisor's consent is needed for certain kinds of transactions.

         The Franchise Agreement contains provisions relating to the operation of the Company's Ryan's restaurants. Upon the Company's failure to comply with such provisions, the Franchisor may terminate the Franchise Agreement if such default is not cured within 30 days of notice from the Franchisor. Termination of the Franchise Agreement would result in the loss of the Company's right to use the "Ryan's Family Steak House" name and concept and could result in the sale of the physical assets of the Company to the Franchisor pursuant to a right of first refusal. Termination of the Company's rights under the Franchise Agreement may result in the disruption, and possibly the discontinuance, of the Company's operations. The Company believes that it has operated and maintained each of its Ryan's Family Steak House restaurants in accordance with the operational procedures and standards set forth in the Franchise Agreement.

OPERATIONS OF RYAN'S RESTAURANTS

         FORMAT. As of February 23, 2001, 20 of the Company's Ryan's restaurants are located in free-standing buildings which vary in size from 7,500 to 12,000 square feet. Three of the Company's Ryan's restaurants are located in shopping malls. Each restaurant is constructed of brick or stucco walls, interior and exterior, with exposed woodwork. The interior of each Ryan's restaurant contains a dining room, a customer ordering area, and a kitchen. The dining rooms seat between 270 and 500 persons and highlight centrally located, illuminated scatter bars and a fresh bakery and dessert bar. Each Ryan's restaurant has parking for approximately 100 to 175 cars on lots of overall size of approximately 50,000 to 70,000 square feet.

         The Ryan's restaurants operate seven days a week. Typical hours of operation are from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m., Friday and Saturday. Restaurants that serve breakfast open at 8:00 a.m. Saturday and Sunday. In a Ryan's restaurant, the customer enters the restaurant, orders from the menu, and then enters the dining room. Beverages are brought to the table by servers. Entrees are cooked to order. The customer ordering the salad bar is given unlimited access to the scatter bars and the bakery and dessert bar. Customers receive table service of the entree and beverage refills. For the fiscal year ended January 3, 2001, the average weekly customer count per restaurant was approximately 5,270 and the average meal price (including beverage) was approximately $6.60.

         RESTAURANT MANAGEMENT AND SUPERVISION. The Company manages the Ryan's restaurants pursuant to a standardized operating and control system together with comprehensive recruiting and training of personnel to maintain food and service quality. In each Ryan's restaurant, the management group consists of a general manager, a manager and one to three assistant managers, depending on sales volume. The Company requires at least two members of the management group on duty during all peak serving periods. Management-level personnel usually begin employment at the manager trainee or assistant manager level, depending on prior restaurant management experience. All new management-level personnel must complete the Company's five-week training program prior to being placed in a management position.

         Each restaurant management group reports to a supervisor. Presently, the supervisors each oversee the operations of five to seven restaurants. The supervisors report directly to the Vice President of Operations. Communication and support from all departments in the Company are designed to assist the supervisors in responding promptly to local problems and opportunities.

         All restaurant managers and supervisors participate in incentive programs based upon the profitability of their restaurants and upon the achievement of certain pre-set goals. The Company believes these incentive programs enable it to operate more efficiently and to attract qualified managers. In 1999, the Company implemented an operating partner program for certain managers to provide them with an additional career path and give them increased incentive to maximize the profitability of their restaurants. The Company currently has two operating partners participating in this program.

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

DEVELOPMENT

         GENERAL. The Company operated 23 Ryan's restaurants as of February 23, 2001.

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

         The amount of new competition near Company restaurants has increased significantly in the past few years. In some cases, competitors have opened new restaurants with superior facilities close to the Company's restaurants. In addition, in the past several years, many restaurants have remodeled their restaurants so that they are similar to the scatter bar format used by the Company. Management has developed a plan to attempt to reduce the negative impact on sales from new competition, but there can be no assurance that sales trends will improve. The strategies implemented include the installation of an exhibition grill cooking area in two restaurants, which have to date produced positive sales results. Management intends to add the grill cooking area to several more restaurants in 2001. In addition, the Franchisor has the right to operate restaurants in several west Florida and south Florida counties, and does operate two restaurants in west Florida.

EMPLOYEES

         As of January 3, 2001, the Company employed approximately 1,300 persons, of whom approximately 50% are considered by management as part-time employees. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

EXECUTIVE OFFICERS

         The following persons were executive officers of the Company effective January 3, 2001:

         Edward B. Alexander, age 42, has been Executive Vice President since September 1999, and has been Chief Financial Officer of the Company since 1990. In addition, Mr. Alexander served on the Company's Board of Directors from May 1996 to July 1999.

         Kevin R. Pickett, age 41, has been Vice President of the Company since September 1999, and Director of Operations of the Company since August 1996. Mr. Pickett served as regional supervisor for the Company from July 1993 to August 1996, and was a manager of various Company restaurants from October 1988 to June 1993.

GOVERNMENT REGULATION

         The Company is subject to the Fair Labor Standards Act which governs such matters as minimum wage requirements, overtime and other working conditions. A large number of the Company's restaurant personnel are paid at or slightly above the federal minimum wage level and, accordingly, any change in such minimum wage will affect the Company's labor costs. Costs of food, beverage, and labor are the expenses most affected by inflation in the Company's business. Although inflation in recent years has been low and accordingly has not had a significant impact on the Company, there can be no assurance that inflation will not increase and impact the Company in the future. A significant portion of the Company's employees are paid by the federally established statutory minimum wage. Although no minimum wage increases have been signed into law, various proposals are presently being considered in the United States Congress. News reports suggest that the Federal minimum wage may increase by $1.00 per hour to $6.15 with a two to three year phase-in period, beginning sometime in 2001. The Company is typically able to increase its menu prices to cover most of the payroll rate increases; however, there can be no assurance that menu price increases will be able to offset labor cost increases in the future. Such changes in the federal minimum wage would impact the Company's payroll and benefits costs. Annual sales price increases have consistently ranged from 1.0% to 3.0%.

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

LONG TERM DEBT

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

         Pursuant to its second loan agreement with FFCA (the "1998 Loan Agreement"), the Company borrowed an additional $2,590,000 in 1998. The proceeds of the 1998 loan were used to fund the construction of a new restaurant in Leesburg, Florida, and the land and a portion of the cost of construction of a new restaurant in Deland, Florida. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of the 1998 Loan Agreement are substantially identical to those of the 1996 Loan Agreement.

         In October 1998, the Company received two commitments for new financing from FFCA. The Company borrowed a total of $2.6 million in 1999 under the first commitment (the "1999 Loan"). The proceeds of the 1999 Loan were used to fund construction of new restaurants in Deland and Tampa, Florida. The 1999 Loan is secured by mortgages on two Company restaurant properties. The second commitment (the "2000 Loan") was for construction financing for two new restaurants to be built in 2000 and 2001. Terms of the 2000 Loan include funding of a maximum of $1,600,000 per restaurant. Other terms and conditions of the 1999 and 2000 Loans are substantially identical to those of the 1996 Loan Agreement.

         The Company plans to open three new restaurants in 2001. In July 2000, the Company received a new commitment from FFCA to fund $1,600,000 each for two additional restaurants to be constructed in 2001.

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

ITEM 2.  PROPERTIES

         LOCATION                        DATE OPENED
         --------                        -----------

         Jacksonville                   May       1982
         Orange Park                    May       1984
         Ocala                          September 1986
         Neptune Beach                  November  1986
         Lakeland                       February  1987
         Lakeland                       March     1987
         Winter Haven                   August    1987
         Apopka                         September 1987
         Gainesville                    December  1987
         New Port Richey                May       1988
         Tampa                          June      1988
         Tallahassee                    August    1988
         Daytona Beach                  September 1988
         Tampa                          November  1988
         Orlando                        February  1989
         Clearwater                     July      1989
         Melbourne                      October   1989
         Lake City                      March     1991
         Brooksville                    January   1997
         Leesburg                       June      1998
         Deland                         April     1999
         Tampa                          September 1999
         St. Cloud                      December  2000

         As of February 23, 2001, the Company operated 23 Ryan's restaurants. The specific rate at which the Company is able to open new restaurants will be determined, among other factors, by its ability to locate suitable sites on satisfactory terms, raise the necessary capital, secure appropriate governmental permits and approvals and recruit and train management personnel.

         As of January 3, 2001, the Company owned the real property on which 18 of its restaurants were located. All of these properties are subject to mortgages securing the FFCA notes.

         The Company leases the real property on which five of its restaurants are located. Those restaurants are located in Jacksonville, Clearwater, Brooksville, Leesburg, and Tampa, Florida. The Company also leases two buildings in Jacksonville, Florida for its executive offices.

         In November 2000, the Company closed on the purchase of real property for a new restaurant location in Titusville, Florida. A restaurant is under construction on that property and is scheduled to open in May 2001. The Company is seeking to identify two new restaurant locations for construction in 2001.

         The Company received notice in December 2000 from its landlord of the Clearwater, Florida restaurant that the lease for the restaurant would be terminated effective March 20, 2001. The Company had expected to renew the lease for at least an additional year. Due to the lease termination, the Company recognized an asset valuation charge of $189,700 in 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information contained under the caption "Common Stock Data" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained under the caption "Five Year Financial Summary" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

         The Company is exposed to market risk from changes in interest rates. For its cash and cash equivalents, investments and mortgages receivable, a change in interest rates affects the amount of interest income than can be earned. For its debt instruments, a change in interest rates affects the amount of interest expense incurred.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.


                                    2001        2002      2003       2004         2005      THEREAFTER      TOTAL
                                    ----        ----      ----       ----         ----      ----------      -----
Assets

Overnight repurchase
      account at variable
      interest rate              $  597,000                                                              $   597,000

Weighted average
      interest rate                     5.8%
Certificates of deposit
      at fixed interest rates    $   10,000                                                              $    10,000

Weighted average
      interest rate                     4.8%
Mortgages receivable at
      fixed interest rate        $  172,000    13,400   342,000                                          $   527,400

Weighted average
       interest rate                    9.1%     10.0%     10.0%

Liabilities

Notes payable at
      variable
      interest rate              $  565,900   607,200   669,400    733,200    813,200     15,046,400     $18,435,300

Weighted average
      interest rate                    10.4%     10.4%     10.4%      10.4%      10.4%          10.4%

Long-term capital lease
     at fixed interest rate      $    3,700    18,800    20,900     23,200     25,800        956,900     $ 1,049,300

Weighted average
     interest rate                     10.7%     10.7%     10.7%      10.7%      10.7%          10.7%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

         The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants as contained in the Company's 2000 Annual Report to Shareholders are incorporated herein by reference.

SUPPLEMENTARY DATA

Following is a summary of the quarterly results of operations for the years ended January 3, 2001 and December 29, 1999:

                                              FISCAL QUARTER
                                ------------------------------------------
                                FIRST    SECOND   THIRD    FOURTH    TOTAL
                                -----    ------   -----    ------    -----
$ In thousands,
except per share amounts

2000

Sales                         $10,591   $10,180  $9,249    $9,940   39,960
Gross profit                    6,500     6,251   5,607     6,133   24,491
Net earnings (loss)               538       275    (343)     (517)     (47)
Basic earnings (loss)
   per share                      .22       .11    (.14)     (.21)    (.02)
Diluted earnings (loss)
   per share                      .22       .11    (.14)     (.21)    (.02)


1999

Sales                         $10,146   $10,143  $9,238    $9,378   38,905
Gross profit                    6,204     6,199   5,638     5,703   23,744
Net earnings (loss)               234      (192) (1,200)     (824)  (1,982)
Basic earnings (loss)
   per share                      .10      (.08)   (.50)     (.34)    (.82)
Diluted earnings (loss)
   per share                      .10      (.08)   (.50)     (.34)    (.82)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors contained under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 3, 2001, is incorporated herein by reference.

         The information regarding executive officers is set forth in Item 1 of this report under the caption "Executive Officers."

         The information regarding reports required under section 16(a) of the Securities Exchange Act of 1934 contained under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2001 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission prior to May 3, 2001 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Pay" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 3, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 3, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the captions "Election of Directors - Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to May 3, 2001, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. The financial statements listed below are filed with this report on Form 10-K or are incorporated herein by reference from the Company's 2000 Annual Report to Shareholders. With the exception of the pages listed below, the 2000 Annual Report to Shareholders is not deemed "filed" as a part of this report on Form 10-K.

                                                               PAGE
                                                            REFERENCE
                                                       --------------------
                                                       FORM       2000
                                                       10-K   ANNUAL REPORT
                                                       ----   -------------

Consent of Independent Certified
  Public Accountants                                    22
Independent Auditors' Report                                        28
Consolidated Statements of Operations                               11
Consolidated Balance Sheets                                         12
Consolidated Statements of
  Shareholders' Equity                                              13
Consolidated Statements of Cash Flows                               14
Notes to Consolidated Financial
  Statements                                                        15

(a)2. No financial statement schedules have been included since the required information is not applicable or the information required is included in the financial statements, the notes thereto, or Item 8 of this report.

(a)3. The following exhibits are filed as part of this report on Form 10-K, and this list comprises the Exhibit Index.

         NO.      EXHIBIT
         ---      -------

         3.01 Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

         NO.      EXHIBIT
         ---      -------


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

         3.08 Amendment to Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

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

         NO.      EXHIBIT
         ---      -------

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

         NO.      EXHIBIT
         ---      -------

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

         NO.      EXHIBIT
         ---      -------

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

         10.19 Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated August 31, 1999. (Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

         10.20 Stock option agreement between the Company and director Jay Conzen, dated November 3, 1999. (Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

         10.21 Commitment for construction financing for two restaurants from FFCA Acquisition Corporation, dated July 18, 2000.

         13.01    2000 Annual Report to Shareholders.

         21.01    Subsidiaries of the Company.

         23.01 Consent of Independent Certified Public Accountants - Deloitte & Touche LLP.

(b)  None.

(c) See (a)3. above for a list of all exhibits filed herewith and the Exhibit Index.

(d)  None.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in this Annual Report of Family Steak Houses of Florida, Inc. on Form 10-K of our report dated February 23, 2001, appearing in the 2000 Annual Report to Shareholders of Family Steak Houses of Florida, Inc.

We additionally consent to the incorporation by reference in Registration Statement No. 33-11684 pertaining to the 1986 Employee Incentive Stock Option Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 23, 2001 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended January 3, 2001.

We further consent to the incorporation by reference in Registration Statement No. 33-12556 pertaining to the 1986 Stock Option Plan for Non-Employee Directors of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 23, 2001 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended January 3, 2001.

We further consent to the incorporation by reference in Registration Statement No. 33-62101 pertaining to the 1995 Long Term Incentive Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 23, 2001 appearing in and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended January 3, 2001.

Deloitte & Touche LLP
Certified Public Accountants

Jacksonville, Florida

March 19, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FAMILY STEAK HOUSES OF FLORIDA, INC.

Date:   March 9, 2001                     BY:  /s/ GLEN F. CEILEY
                                               -------------------------------
                                               Glen F. Ceiley
                                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.


SIGNATURE                               TITLE                           DATE
---------                               -----                           ----
/S/ EDWARD B. ALEXANDER         Executive Vice President              3/2/01
-----------------------         (Principal Financial and
Edward B. Alexander             Accounting Officer)


/s/ GLEN F. CEILEY              Chairman of the Board                 3/6/01
-----------------------
Glen F. Ceiley

/s/ STEVE CATANZARO             Director                              3/2/01
-----------------------
Steve Catanzaro

/s/ JAY CONZEN                  Director                              3/2/01
-----------------------
Jay Conzen

/s/ WILLIAM MEANS               Director                              3/2/01
-----------------------
William Means