Form 10-Q
period 2001-04-04
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2001-05-14
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended April 4, 2001

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

Yes  X      No_____



   Title of each class          Number of shares outstanding

Common Stock                         2,423,400
$.01 par value                   As of May 4, 2001


FAMILY STEAK HOUSES OF FLORIDA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 4, 2001

(Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the thirteen week period ended April 4, 2001 are not indicative of the results that may be expected for the fiscal year ending January 2, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2001.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen weeks ended April 4, 2001 and March 29, 2000 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended April 4, 2001 versus March 29, 2000

  The Company experienced an increase of 9.0% in sales during the first thirteen weeks of 2001 compared to the first thirteen weeks of 2000. Same-store sales (average weekly sales in restaurants that have been operating for at least 18 months) in the first quarter of 2001 increased 2.5% from the same period in 2000, compared to an increase of 2.8% from 2000 as compared to 1999.

  The increase in same-store sales was primarily due to menu price increases implemented at all restaurants in June 2000. Management is seeking to continue to improve sales trends by focusing on improved restaurant operations, devising competitive strategies to offset the effects of new competition and making improvements to certain restaurants. In 2000, the Company added display cooking areas to two of its restaurants, and experienced improved sales trends at these locations. Management intends to make similar additions to several restaurants in 2001. The Company also is testing a program to emphasize take-out sales. This program will include a separate take-out section which has been added to one restaurant and will be added to three additional Company restaurants during 2001.

  The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents, and licenses. The Company's food, beverage, payroll, and employee benefit costs as a percentage of sales are believed to be higher than the industry average, due to the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 85.0% in the first quarter of 2001 from 84.4% in same quarter of 2000.

  Food and beverage costs as a percentage of sales decreased to 38.0% in 2001 from 38.6% in 2000, primarily due to menu price increases implemented by the Company in 2000. Payroll and benefit costs as a percentage of sales increased to 28.6% in 2001 from 27.1% in 2000, due to increased health insurance costs, higher workers' compensation expense and to high payroll costs associated with the opening of a new restaurant.

  Depreciation and amortization expenses were 4.7% in 2001 and 4.8% in 2000. General and administrative expenses as a percentage of sales decreased to 5.4% in the first quarter of 2001 from 6.2% in the same quarter in 2000, primarily due to the elimination of a full-time paid consultant engaged during 2000.

  Interest expense was $467,100 in the first quarter of 2001 compared to $467,200 in the same quarter of 2000. An increase in total outstanding debt was offset by lower interest rates in 2001. The Company capitalized interest expense of $14,700 in 2001, compared to $0 in 2000.

  The effective income tax rate for the first three months of 2000 and 2001 was 0.0%. The 0% rate in both years was due to the use of net operating loss carryforwards to offset taxable income.

  The results for the first quarter of 2001 include realized losses from the sale of marketable securities of $82,300, compared to realized gains of $181,500 in 2000.

  Net earnings were $268,500 and $538,300 in the first quarters of 2001 and 2000, respectively. Earnings per share assuming dilution for the quarter were 11 cents in 2001 compared to 22 cents in 2000.

  The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended April 4, 2001 are not indicative of the results that may be expected for the fiscal year ending January 2, 2002.

Liquidity and Capital Resources

  Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

  At April 4, 2001, the Company had a working capital deficit of $2,348,100 compared to a working capital deficit of $2,780,600 at January 3, 2001. Cash provided by operating activities decreased to $61,200 in the first quarter of 2001 from $1,305,100 in the first quarter of 2000, due to reductions in accounts payable and accrued liabilities in 2001 as a result of timing differences in payments and due to lower net earnings in 2001.

  The Company spent approximately $846,800 in the first quarter of 2001 for property and equipment. Total capital expenditures for equipment in 2001, based on present costs and plans for capital improvements, are estimated to be $8.7 million. This amount is based on budgeted expenditures for land, buildings and equipment for three new restaurants in 2001, remodels of several restaurants, and recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). The Company projects that proceeds from the Company's financing agreements (described below) and cash generated from operations may only be sufficient to cover two new restaurants and the estimated Capital Maintenance Items. The Company's ability to open the third restaurant and complete the remodels will be contingent upon its ability to obtain additional capital. The Company's ability to open new restaurants is also dependent upon its ability to locate suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies.




  In December 1996, the Company entered into two loan agreements with FFCA Mortgage Corporation ("FFCA"). Pursuant to the first Loan Agreement (the "1996 Loan"), the Company borrowed $15.36 million, which loans are evidenced by fourteen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The 1996 Loan provides for various covenants, including the maintenance of prescribed debt service coverages. As of April 4, 2001, the outstanding balance due under the loan was $11,440,200.

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

  Pursuant to its second loan agreement with FFCA (the "1998 Loan"), the Company borrowed an additional $2,590,000 in 1998. The proceeds of the 1998 Loan were used to fund the construction of a new restaurant in Leesburg, Florida, and the land and a portion of the cost of construction of a new restaurant in Deland, Florida. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of the 1998 Loan are substantially identical to those of the 1996 Loan. As of April 4, 2001, the outstanding balance under the 1998 Loan was $2,447,400.

  In October 1998, the Company received two commitments for new financing from FFCA. The Company borrowed a total of $2.6 million in 1999 under the first commitment (the "1999 Loan"). The proceeds of the 1999 Loan were used to fund construction of new restaurants in Deland and Tampa, Florida. The 1999 Loan is secured by mortgages on two Company restaurant properties. As of April 4, 2001, the outstanding balance under the 1999 Loan was $2,510,100. The second commitment (the "2000 Loan") was for construction financing for two new restaurants to be built in 2000 and 2001. Terms of the 2000 Loan include funding of a maximum of $1,600,000 per restaurant. Other terms and conditions of the 1999 and 2000 Loans are substantially identical to those of the 1996 Loan. The Company has borrowed $2,698,800 under the 2000 Loan to fund the purchase of land and for construction for new restaurants in St. Cloud and Titusville, Florida. The St. Cloud restaurant opened in December 2000, and the Titusville restaurant is expected to open in May 2001.



  The Company plans to open three new restaurants in 2001, including the Titusville restaurant. In July 2000, the Company received a new commitment from FFCA to fund $1,600,000 each for two additional restaurants to be constructed in 2001.

  The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of FFCA or other lenders to extend financing commitments; repairs or similar expenditures required for existing restaurants due to weather or acts of God; the Company's ability to identify and secure suitable locations on acceptable terms and open new restaurants in a timely manner; the Company's success in selling real property listed for sale; the economic conditions in the new markets into which the Company expands; changes in customer dining patterns; changes in food cost, competitive pressures from other national and regional restaurant chains and other food vendors; changes in business conditions, such as inflation or a recession; changes in growth in the restaurant industry and the general economy; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

Recent Developments

Status of Company's Stock with NASDAQ

  On January 17, 2001, the Company received notice from NASDAQ that the Company's closing bid price had declined below $1.00 per share. Accordingly, NASDAQ informed the Company that in order to continue the listing of the Company's securities on the Nasdaq SmallCap Market, the Company would have to meet the following conditions - on or before April 17, 2001, the closing bid price of the Company's common stock must be a minimum of $1.00 per share for 10 consecutive trading days. On March 22, 2001, NASDAQ notified the Company that it was in full compliance with the bid price requirement, and that the Company's stock listing would remain on the Nasdaq SmallCap Market.

Qualitative and Quantitative Disclosure about Market Risk

  There has been no significant changes in the Company's exposure to market risk during the first fiscal quarter of 2001. For discussion of the Company's exposure to market risk, refer to
Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2001.




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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of the report on Form 10-Q, and the list comprises the
Exhibit Index.
Exhibit 11.1

 The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:
                                              Three Months Ended
                                         April 4, 2001  March 29, 2000
Basic:
  Weighted average common shares
   outstanding used in computing
   basic earnings per share                 2,419,800     2,409,300
                                            =========     =========
  Basic earnings per share                 $     0.11    $     0.22
                                            =========     =========
Diluted:
  Weighted average common shares
   Outstanding                             2,419,800      2,409,300
  Effects of shares issuable under
   stock plans using the treasury
   method                                      3,600         10,100
Shares used in computing diluted           ---------      ---------
   earnings per share                      2,423,400      2,419,600
                                           =========      =========
                                           $    0.11     $     0.22
                                           =========      =========

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				    FAMILY STEAK HOUSES OF FLORIDA, INC.
				    (Registrant)



                        /s/ Glen F. Ceiley________
Date: May 11, 2001      Glen F. Ceiley
                        Principal Executive Officer


                        /s/ Edward B. Alexander
Date: May 11, 2001      Edward B. Alexander
                        Executive Vice President
                        (Principal Financial and Accounting
                        Officer)

Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)


                                            For The Three Months Ended
                                           --------------------------
                                              April 4,    March 29,
                                                2001         2000
                                           ------------- ------------
Revenues:
 Sales                                      $11,539,800   $10,591,300
 Vending revenue                                 56,800        72,400
                                            -----------   -----------
Total revenues                               11,596,600    10,663,700
                                            -----------   -----------
Cost and expenses:
  Food and beverage                           4,379,500     4,091,000
  Payroll and benefits                        3,296,300     2,870,900
  Depreciation and amortization                 538,100       508,100
  Other operating expenses                    1,590,800     1,473,300
  General and administrative expenses           622,900       658,100
  Franchise fees                                345,900       317,400
  Loss on store closings and disposition
   of equipment                                  39,400        39,200
                                           ------------- ------------
Total costs and expenses                     10,812,900     9,958,000
                                           ------------- ------------

     Earnings from operations                   783,700       705,700

Investment (loss) gain                          (82,300)      181,500
Gain on sale of property                             --        84,600
Interest and other income                        34,200        33,700
Interest expense                               (467,100)     (467,200)
                                           ------------- ------------

     Earnings before income taxes               268,500       538,300
Provision for income taxes                           --            --
                                           ------------- ------------

     Net earnings                              $268,500   $   538,300)
                                           ============= =============


Basic earnings per share                          $0.11         $0.22
                                           =============  ============


Diluted earnings per share                        $0.11         $0.22
                                           =============  ============

See accompanying notes to consolidated financial statements.




Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                April 4,       January 3,
                                                 2001            2001
                                            --------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents                     $754,000         $631,500
  Investments                                    396,800          815,200
  Receivables                                    103,700           93,000
  Current portion of mortgages receivable         12,400          172,000
  Inventories                                    274,100          256,400
  Prepaid and other current assets               288,700          193,600
                                           --------------  ---------------
    Total current assets                       1,829,700        2,161,700

Mortgages receivable                             352,200          355,400
Certificate of deposit                            10,000           10,800

  Property and equipment:
   Land                                        8,669,400        8,669,400
   Buildings and improvements                 22,592,600       22,128,300
   Equipment                                  11,742,500       12,046,200
                                           --------------  ---------------
                                              43,004,500       42,843,900
   Accumulated depreciation                  (16,374,900)     (16,487,500)
                                           --------------  ---------------
          Net property and equipment          26,629,600       26,356,400

Property held for sale                         1,916,500        1,903,600
Other assets, principally deferred charges,
  net of accumulated amortization                832,000          839,100
                                           --------------  ---------------

                                             $31,570,000      $31,627,000
                                           ==============  ===============














LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $1,565,400       $1,370,900
  Accounts payable - construction                     --          375,100
  Accrued liabilities                          1,906,700        2,461,600
  Investment margin debt                              --          165,100
  Current portion of long-term debt              702,000          565,900
  Current portion of obligation under
    capital lease                                   3,700           3,700
                                           --------------  ---------------

    Total current liabilities                   4,177,800       4,942,300


Long-term debt                                 18,394,500      17,869,400
Obligation under capital lease                  1,044,700       1,045,600
                                           --------------  ---------------

    Total liabilities                          23,617,000      23,857,300



Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                      --              --
  Common stock of $.01 par;
       authorized 4,000,000 shares;
       outstanding 2,421,600 in 2001
       and 2,414,400 shares in 2000                24,200          24,200
  Additional paid-in capital                    8,632,700       8,631,400
  Accumulated deficit                            (103,500)       (372,000)
  Accumulated other comprehensive loss           (600,400)       (513,900)
                                             -------------  --------------

             Total shareholders' equity         7,953,000       7,769,700
                                            --------------  ---------------

                                              $31,570,000      $31,627,000
                                           ==============  ===============


See accompanying notes to consolidated financial statements.









Family Steak Houses of Florida, Inc.
Consolidated Statements of Cash Flows
(Unaudited)


                                            For the Three Months Ended
                                           --------------------------
                                             April 04,     March 29,
                                                2001         2000
                                           ------------ -------------
Operating activities:
  Net earnings (loss)                        $268,500      $538,300
  Adjustments to reconcile net
      earnings to net cash provided
        by operating activities:
        Depreciation and amortization         538,100       508,100
        Directors' fees in the form of
        stock options                           1,300         1,700
        Amortization of loan fees               9,000         7,500
        Net realized losses on investments     82,300            --
        Gain on sale of restaurants                --       (84,600)
        Loss on disposition of equipment       25,800        20,400
        Decrease (increase) in:
            Receivables                       (10,700)       32,200
            Inventories                       (17,700)       19,700
            Prepaids and other
              current assets                  (95,100)       (3,200)
            Other assets                       (4,800)       (7,300)
            Increase (decrease) in:
                Accounts payable             (180,600)      317,800
                Accrued liabilities          (554,900)      (43,600)
                Deferred revenue                   --        (1,900)
                                            ------------ -------------
Net cash provided by operating activities      61,200     1,305,100
                                            ------------ -------------

Investing activities:
        Net purchases of investments               --      (676,100)
        Principal receipts on notes
          receivable                          162,800        18,800
        Proceeds from the sale of investments 250,100            --
        Proceeds from sale of restaurants          --       691,100
        Proceeds from sale of property
          held for sale                            --       582,500
        Issuance of mortgages receivable           --      (475,000)
        Capital expenditures                 (846,800)     (197,000)
                                           ------------ -------------
Net cash used in investing activities        (433,900)      (55,700)
                                           ------------ -------------





Financing activities:
        Payments on long-term debt           (126,100)     (904,900)
        Proceeds from issuance of
          long-term debt                      787,300            --
       (Payments of) proceeds from
        investment margin debt               (165,100)       98,400
        Payments on capital lease                (900)         (800)
                                            ----------- -------------
Net cash provided by (used in)
   financing activities                       495,200      (807,300)
                                            ----------- -------------

Net increase (decrease) in cash and
  cash equivalents                            122,500       442,100
Cash and cash equivalents -
  beginning of period                         631,500       747,300
                                           ------------ -------------

Cash and cash equivalents - end of period    $754,000    $1,189,400
                                           ============ =============

Noncash investing and financing activities:
      Net change in unrealized (loss) gain   $(86,500)       $3,200
                                           ============ =============

Supplemental disclosures of cash flow information:

   Cash paid during the period for interest $ 491,100      $461,000
                                           ============ =============

   Cash paid during the period for income taxes    $0            $0
                                           ============ =============


See accompanying notes to consolidated financial statements.