Form 10-Q
period 2001-07-04
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2001-08-20
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended July 4, 2001

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

Yes  X      No_____


   Title of each class          		Number of shares outstanding

      Common Stock                 	  	     	2,423,400
     $.01 par value                        As of August 8, 2001






FAMILY STEAK HOUSES OF FLORIDA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 4, 2001

(Unaudited)


Note 1.  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended July 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2001.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

  Basic earnings per share for the thirteen and twenty-six weeks ended July 4, 2001 and June 28, 2000 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants. Due to the Company's net losses for the quarter and six-month periods ended July 4, 2001, all potentially dilutive securities are antidilutive and have been excluded from the computation of diluted earnings per share.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended July 4, 2001 versus June 28, 2000

  The Company experienced an increase in total sales during the second thirteen weeks of 2001 compared to the second thirteen weeks of 2000, due to the opening of two new restaurants. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the second quarter of 2001 decreased 3.3% from the same period in 2000, compared to an increase of 5.9% in the second quarter of 2000 as compared to 1999. The decrease in same-store sales results primarily from significant sales declines at two restaurants which faced new competition in their markets beginning in January 2001. Total sales increased 0.4%, due to the fact that the Company operated a net total of one more restaurant in 2001. Since the end of the second quarter of 2000, the Company opened two new restaurants and closed one restaurant.

  Management is seeking to improve sales trends by focusing on improved restaurant operations, devising competitive strategies to offset the effects of new competition and making improvements to certain restaurants. The Company added exhibition cooking areas to two of its restaurants in 2000 and one restaurant in July 2001, and experienced improved sales trends at these locations. Management intends to make similar additions to several restaurants by the end of 2001. Completion of these additions is subject to raising sufficient capital to fund them (see "Recent Developments") and to possible delays from the planning and governmental permitting processes.

  The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 88.6% in the second quarter of 2001 from 86.0% in the same quarter of 2000, primarily due to increases in payroll and benefit costs and other operating expenses as a percentage of sales.

  Food and beverage costs as a percentage of sales decreased to 38.2% in the second quarter of 2001 from 38.6% in the same period of 2000, primarily due to menu price increases implemented by the Company. Payroll and benefits as a percentage of sales increased to 30.2% in the second quarter of 2001 from 27.8% in the same quarter of 2000, primarily due to increased group health insurance cost (.6%) and increased workers' compensation expense (.3%), and to incremental payroll costs associated with the opening of two new restaurants (.7%).

  Other operating expenses as a percentage of sales increased to 15.4% in the second quarter of 2001 compared to 14.4% in 2000, primarily due to significant increases in utilities cost caused by higher natural gas and electricity prices, and to costs associated with the opening of a new restaurant. Depreciation and amortization decreased to 4.8% in 2001 from 5.2% in 2000.

  General and administrative expenses decreased as a percentage of sales to 6.0% in the second quarter of 2001, from 6.2% in the same quarter of 2000, primarily due to costs incurred from a full-time consultant in 2000. Interest expense decreased to $437,600 during the second quarter of 2001 from $461,200 in 2000. The decrease was due to lower interest rates in 2001, offset by an increase in total debt.

  The results for the second quarter of 2001 include net realized losses of $413,900 from the sale of marketable securities, compared to net realized gains of $181,500 in the second quarter of 2000.

  The effective income tax rate for the quarters ended July 4, 2001 and June 28, 2000 was 0.0%. The 0% rate in 2000 was due to the use of net operating loss carryforwards to offset taxable income.

  Net loss for the second quarter of 2001 was $582,000, compared to net earnings of $274,700 in the second quarter of 2000. Net loss per share was $.24 for 2001, compared to net earnings per share of $.11 in 2000.

Six Months Ended July 4, 2001 versus June 28, 2000

  For the six months ended July 4, 2001, total sales increased
6.8% compared to the same period of 2000, due to the opening of two new restaurants. Same-store sales decreased 0.8% for the six months ended July 4, 2001.

  Food and beverage costs as a percentage of sales for the six month period ended July 4, 2001 decreased to 38.1% from 38.6% for the same period in 2000, primarily due to menu price increases. Payroll and benefits as a percentage of sales increased to 29.3% in 2001 from 27.4% in 2000. The increase was primarily due to increased group health insurance expense, higher workers' compensation costs, and incremental payroll costs associated with opening two new restaurants since the same period in 2000.

  For the six months ended July 4, 2001, other operating expenses increased to 14.6% from 14.2% in 2000, primarily due to increased utilities costs and to costs incurred in 2001 associated with the opening of a new restaurant. Depreciation and amortization decreased to 4.7% for the six month period ended July 4, 2001, compared to 5.0% in 2000.

  General and administrative expenses for the six-month periods ended July 4, 2001 and June 28, 2000 were 5.7% and 6.2% of sales, respectively. The decrease was due primarily to costs incurred in 2000 from a full-time consultant. Interest expense decreased for the first six months to $904,700 from $928,400 for the same period in 2000, due to lower interest rates in 2001.

  The results for the six months ended July 4, 2001 include net realized losses of $496,200 from the sale of marketable securities compared to net realized gains of $368,100 for the same period in 2000.

  The effective income tax rate for the six-month periods ended
July 4, 2001 and June 28, 2000 was 0.0%. The 0% rate in 2000 was due to the use of net operating loss carryforwards to offset taxable income.

  Net loss for the six months ended July 4, 2001 was $313,500 or $.13 per share, compared to net earnings of $813,000, or $.34 per share for the same period in 2000.

  The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter or six months ended July 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2002.

Liquidity and Capital Resources

  Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

  At July 4, 2001, the Company had a working capital deficit of $3,301,600 compared to $2,780,600 at January 3, 2001. The increase in the working capital deficit during the first six months of 2001 was due primarily to increases in accounts payable and current portion of long-term debt.

  Cash provided by operating activities decreased to $861,100 in the first six months of 2001 from $1,677,500 in the same period of 2000. This decrease was primarily due to the investment losses incurred in 2001, compared to the investment gains from 2000.

  During the first six months of 2001, the Company has liquidated the majority of its investments in order to provide cash for the construction of new restaurants. The Company spent approximately $2,302,500 in the first six months of 2001 for property and equipment. Total capital expenditures for equipment in 2001, based on present costs and plans for capital improvements, are estimated to be $8.7 million. This amount is based on budgeted expenditures for land, buildings and equipment for three new restaurants in 2001, remodels of several restaurants, and recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). In May 2001, the Company opened a new restaurant in Titusville, Florida. As of July 2001, the Company was behind schedule on construction of the two remaining new restaurants and on the remodels, which could delay a substantial amount of the total budgeted capital expenditures until 2002. The Company projects that proceeds from the Company's financing agreements (described below) and cash generated from operations may only be sufficient to cover one of the two remaining new restaurants and the estimated Capital Maintenance Items. The Company's ability to open the third restaurant and complete the remodels will be contingent upon its ability to obtain additional capital (See "Recent Developments"). The Company's ability to open new restaurants after 2001 is also dependent upon its ability to acquire additional financing, generate cash to fund a portion of the construction costs not covered by financing, obtain the franchisor's site approval, locate suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies.

  In December 1996, the Company entered into two loan agreements with FFCA Mortgage Corporation ("FFCA"). Pursuant to the first Loan Agreement (the "1996 Loan"), the Company borrowed $15.36 million, which loans are evidenced by fourteen Promissory Notes payable to FFCA. Each Note is secured by a mortgage on a Company restaurant property. The Promissory Notes provide for a term of twenty years and an interest rate equal to the thirty-day LIBOR rate plus 3.75%, adjusted monthly. The 1996 Loan provides for various covenants, including the maintenance of prescribed debt service coverages. As of July 4, 2001, the outstanding balance due under the loan was $11,310,500.

  The Company used the proceeds of the 1996 Loan to retire its Notes with Cerberus Partners, L.P. ("Cerberus") and its loans with the Daiwa Bank Limited and SouthTrust Bank of Alabama, N.A. In addition, the Company retired Warrants for 210,000 shares of the Company's common stock previously held by Cerberus. Cerberus continues to hold Warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $2.00 per share.

  Pursuant to its second loan agreement with FFCA (the "1998
Loan"), the Company borrowed an additional $2,590,000 in 1998. The proceeds of the 1998 Loan were used to fund the construction of a new restaurant in Leesburg, Florida, and the acquisition of land and a portion of the cost of construction of a new restaurant in Deland, Florida. This additional financing is evidenced by three additional Promissory Notes secured by mortgages on three Company restaurant properties. The terms and conditions of the 1998 Loan are substantially identical to those of the 1996 Loan. As of July 4, 2001, the outstanding balance under the 1998 Loan was $2,422,200.

  In October 1998, the Company received two commitments for new financing from FFCA. The Company borrowed a total of $2.6 million in 1999 under the first commitment (the "1999 Loan"). The proceeds of the 1999 Loan were used to fund construction of new restaurants in Deland and Tampa, Florida. The 1999 Loan is secured by mortgages on two Company restaurant properties. As of July 4, 2001, the outstanding balance under the 1999 Loan was $2,486,300. The second commitment (the "2000 Loan") was for construction financing for two new restaurants to be built in 2000 and 2001. Terms of the 2000 Loan were amended in 2001 to include funding of a maximum of $1,650,000 per restaurant. Other terms and conditions of the 1999 and 2000 Loans are substantially identical to those of the 1996 Loan. As of July 4, 2001, the outstanding balance under the 2000 Loan was $3,059,000. The 2000 Loan proceeds were used to fund the purchase of land and for construction of new restaurants in St. Cloud and Titusville, Florida. The St. Cloud restaurant opened in December 2000, and the Titusville restaurant opened in May 2001.

  The Company plans to begin construction of two new restaurants in 2001, in addition to the Titusville restaurant. In July 2000, the Company received a commitment from FFCA to fund $1,600,000 (subsequently increased to $1,700,000 in June 2001) each for two additional restaurants to be constructed in 2001 or 2002. With the recent success of new restaurants using the display-cooking format and in light of the requirements in its franchise agreement regarding the number of restaurants open at the end of each year (see "Recent Developments"), the Company has increased the number of new stores that it plans to build to three in 2001. Management estimates that each of the new restaurants constructed in 2001 will cost approximately $2,700,000. Please see the discussion in "Recent Developments" below regarding the Company's efforts to fund the incremental $1,000,000 needed for each new restaurant to supplement the $1,700,000 amount loaned by FFCA.

  The Company currently pays franchise fees of 3% of gross sales. The franchise agreement provides that the franchise fee will increase to 4% beginning January 1, 2002. Management has requested that the franchisor allow the 3% franchise fee to continue after January 1, 2002, but despite its granting of such franchise fee concessions in the past, the franchisor has expressed its unwillingness to amend the franchise agreement to suspend the franchise fee increase.

  The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of FFCA or other lenders to extend financing commitments; repairs or similar expenditures required for existing restaurants due to weather or acts of God; the Company's ability to identify and secure suitable locations on acceptable terms and open new restaurants in a timely manner; the Company's success in selling restaurants listed for sale; the economic conditions in the new markets into which the Company expands; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains and other food vendors; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements. However, this list in not a complete statement of all potential risks or uncertainties. These forward-looking statements are made as of the date hereof based on management's current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise.

Recent Developments

  In June 2001 the Company filed a preliminary Form S-3 registration with the Securities and Exchange Commission ("SEC") for the purpose of issuing up to 1,250,000 new shares of common stock to existing shareholders pursuant to a rights offering. As of the date of this filing, the Company had responded to comments from the SEC regarding the preliminary filing, and was awaiting final approval to complete the filing. The purpose of the rights offering is to raise an estimated $1.33 million in capital needed to construct a new restaurant, and to remodel certain restaurants with any remaining funds. Glen F. Ceiley, the Chairman of the Company's Board of Directors, committed to purchasing $1 million of the proposed offering. The Company's ability to complete the rights offering is subject to SEC approval, and if approved, the total amount of capital raised will be subject to the level of participation from the Company's shareholders.

  The Company's franchise agreement with Ryan's Properties, Inc. ("Ryan's") includes a provision guaranteeing the Company the exclusive right to open Ryan's restaurants in North and Central Florida. In order to maintain this exclusivity, the Company is required to have a total of 25 Ryan's restaurants operating on December 31, 2001. On each December 31 after 2001, the franchise agreement requires that the Company increase the number of restaurants in operation by two by the end of each year until 2010 in order to maintain its exclusive franchise rights in North and Central Florida.

  Until recently, the Company had expected to open two additional restaurants in late 2001 which would bring it in compliance with the requirement for December 31, 2001. Due to delays in obtaining building permits for the two restaurants, it is now questionable whether the two restaurants will be completed and opened by December 31. If the Company does not meet the requirement of 25 operating units by December 31, 2001, it could lose the exclusivity provision and the franchisor (Ryan's) could build restaurants in the Company's territory.

  Management has requested Ryan's amend the number of operating units requirement and/or the forfeiture of exclusivity, but to date Ryan's has stated that they do not intend to amend the Franchise Agreement, and that Ryan's may develop restaurants in areas currently within the Company's territory, if the exclusivity requirement is not met. Management has a tentative plan to reopen some currently closed restaurants, if necessary, to meet the requirements, but there can be no assurance that the requirement will be met. If Ryan's does develop restaurants in these areas, it could limit the Company's potential to locate and develop suitable restaurant sites in the future.

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

(a) 	On June 13, 2001, the Company held its annual
meeting of shareholders to elect directors to serve for the upcoming year.




	(b)	The following table sets forth the number of votes
for and against each of the nominees for director.

            Nominee                             For       Withheld


            Glen F. Ceiley                   1,981,679      54,676
            Jay Conzen                       1,985,849      50,506
            Steven Catanzaro                 1,985,849      50,506
            William Means                    1,983,109      53,246

  The Company is unable to determine the number of broker non-votes.

  Glen F. Ceiley, Jay Conzen, Steven Catanzaro and William
Means were elected as directors by the affirmative vote of a majority of the 2,036,355 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.



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

                            7/04/01     6/28/00    7/04/01    6/28/00
Basic:
  Weighted average common
   shares outstanding used
   in computing basic (loss)
   earnings per share     2,423,400  2,416,200   2,421,500   2,412,700
                          =========  =========   =========   =========
  Basic (loss) earnings
   per share            $   (.24)   $     .11   $    (.13)   $     .34
                          =========  =========   =========   =========
Diluted:
  Weighted average common
   shares outstanding     2,423,400  2,416,200   2,421,500   2,415,800

Effects of dilutive
      stock options               -      7,800          -        6,200
                          --------- ----------   ---------   ---------
Shares used in computing
  diluted (loss) earnings
  per share              2,423,400   2,424,000   2,421,500   2,422,000
                         =========   =========   =========   =========
Diluted (loss) earnings
 per share             $      (.24)    $   .11     $  (.13)  $     .34
                          =========  =========    =========  =========

 For the quarter and six-month periods ended July 4, 2001, stock options totaling 1,200 shares and 1,800 shares respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.





SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  				      FAMILY STEAK HOUSES OF FLORIDA, INC.
				      (Registrant)



       	                /s/ Glen F. Ceiley
Date:  August 10, 2001     Glen F. Ceiley
                          Chairman of the Board



				  /s/ Edward B. Alexander
Date:  August 10, 2001    Edward B. Alexander
                          Executive Vice President / CFO
                          (Principal Financial and Accounting
                          Officer)




Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)
                                               For The Quarters Ended
                                             July 4,        January 3,
                                               2001            2001
Revenues:
     Sales                                  $10,637,400   $10,179,600
     Vending revenue                             53,100        42,400
Total revenues                               10,690,500    10,222,000
Cost and expenses:
    Food and beverage                         4,060,800     3,928,900
    Payroll and benefits                      3,212,100     2,829,400
    Depreciation and amortization               509,200       529,500
    Other operating expenses                  1,638,600     1,466,400
    General and administrative expenses         640,800       626,400
    Franchise fees                              318,800       305,100
    Loss on store closings and disposition
      of equipment                               61,000        20,700

                                             10,441,300     9,706,400

          Earnings  from operations             249,200       515,600

Investment (loss) gain                         (413,900)      181,500
Interest and other income                        20,300        55,300
(Loss) gain on sale of property                      --       (16,500)
Interest expense                               (437,600)     (461,200)

          (Loss) earnings before income taxes  (582,000)      274,700
Provision  for income taxes                          --            --

             Net (loss) earnings              ($582,000)     $274,700

Basic (loss) earnings per share                  ($0.24)        $0.11


Diluted  (loss) earnings per share               ($0.24)        $0.11










Family Steak Houses of Florida,  Inc.
Consolidated Results of Operations
(Unaudited)                                  For The Six Months Ended
                                              July 4,         June 28,
                                                 2001          2000
Revenues:
     Sales                                  $22,177,200   $20,770,900
     Vending revenue                            109,900       114,800
Total revenues                               22,287,100    20,885,700

Cost and expenses:
    Food and beverage                         8,440,300     8,019,900
    Payroll and benefits                      6,508,400     5,700,300
    Depreciation and amortization             1,047,300     1,037,600
    Other operating expenses                  3,229,400     2,939,700
    General and administrative expenses       1,263,700     1,284,500
    Franchise fees                              664,700       622,500
    Loss on store closings and disposition
      of equipment                              100,400        59,900

                                             21,254,200    19,664,400

          Earnings  from operations           1,032,900     1,221,300

Investment (loss) gain                         (496,200)      368,100
Interest and other income                        54,500        83,900
(Loss) gain on sale of property                      --        68,100
Interest expense                               (904,700)     (928,400)

          (Loss) earnings before income taxes  (313,500)      813,000
Provision  for income taxes                          --            --

          Net (loss) earnings                 ($313,500)     $813,000


Basic (loss) earnings per share                  ($0.13)        $0.34


Diluted  (loss) earnings per share               ($0.13)        $0.34


















Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)                                     July 4,     January 3,
                                                 2001           2001
ASSETS
Current assets:
  Cash and cash equivalents                  $1,313,100      $631,500
  Investments                                    15,200       815,200
  Receivables                                    83,100        93,000
  Current portion of mortgages receivable        12,800       172,000
  Inventories                                   335,900       256,400
  Prepaid and other current assets              367,500       193,600

               Total current assets           2,127,600     2,161,700

Mortgages receivable                            348,900       355,400

Certificate of deposit                           10,000        10,800

Property and equipment:
  Land                                        8,669,400     8,669,400
  Buildings and improvements                 23,553,400    22,128,300
  Equipment                                  12,201,400    12,046,200

                                             44,424,200    42,843,900
         Accumulated depreciation           (16,856,400)  (16,487,500)

                Net property and equipment   27,567,800    26,356,400


Property held for sale                        1,916,500     1,903,600
Other assets, principally deferred charges,
  net of accumulated amortization               820,500       839,100

                                            $32,791,300   $31,627,000

LIABILITIES   AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                           $1,726,500    $1,370,900
  Accounts payable - construction               250,000       375,100
  Securities sold, not yet purchased            459,800            --
  Accrued liabilities                         2,053,500     2,461,600
  Investment margin debt                             --       165,100
  Current portion of long-term debt             935,700       565,900
  Current portion of obligation - capital lease   3,700         3,700

               Total current liabilities      5,429,200     4,942,300

Long-term debt                               18,342,300    17,869,400
Obligation under capital lease                1,043,800     1,045,600

               Total liabilities             24,815,300    23,857,300




Shareholders' equity:
  Preferred stock of $.01 par;
    authorized 10,000,000 shares;
    none issued                                      --            --
  Common stock of $.01 par;
   authorized 4,000,000 shares;
   outstanding 2,423,400 and 2,416,200 shares    24,200        24,200
  Additional paid-in capital                  8,634,100     8,631,400
  Accumulated deficit                          (685,500)     (372,000)
  Accumulated other comprehensive income (loss)   3,200      (513,900)

                Total shareholders' equity    7,976,000     7,769,700

                                            $32,791,300   $31,627,000



         See accompanying notes to consolidated financial statements.



Family Steak Houses of Florida, Inc.
Consolidated Statements of Cash Flows
(Unaudited)                                   For the Six Months Ended
                                               July 04,      June 28,
                                                 2001          2000
Operating activities:
   Net (loss) earnings                           ($313,500)     $813,000
   Adjustments to reconcile net (loss) earnings
     to net cash provided by operating activities:
     Depreciation and amortization               1,047,300     1,037,600
     Directors' fees in the form of
       stock options                                 2,700         3,300
     Investment loss (gain)                        496,200      (368,100)
     Amortization of loan fees                      17,900        15,300
     Loss on disposition of equipment               36,700        35,700
     Gain on sale of property                            --      (68,100)
     Decrease (increase) in:
       Receivables                                   9,900        26,600
       Inventories                                 (79,500)       33,600
       Prepaids and other current assets          (173,900)        3,900
       Other assets                                 (5,100)      (53,600)
    Increase (decrease) in:
       Accounts payable                            230,500       186,300
       Accrued liabilities                        (408,100)       12,000
Net cash provided by operating activities          861,100     1,677,500

Investing activities:
  Purchases of investments                             --     (1,686,900)
  Principal receipts on mortgages receivable       165,700       139,900
  Proceeds from sale of investments                780,900     1,618,500
  Proceeds from securities sold, not yet purchased 500,600            --
  Proceeds from sale of restaurants                   --         673,800
  Proceeds from sale of property held for sale        --         582,500
  Issuance of mortgages receivable                    --        (475,000)
  Capital expenditures                         (2,302,500)    (1,082,400)
Net cash used in investing activities            (855,300)      (229,600)

Financing activities:
  Payments on long-term debt and obligation under
    capital lease                                (316,400)    (1,006,200)
  Proceeds from issuance of long-term debt      1,157,300        503,800
  Payments of investment margin debt             (165,100)            --
  Proceeds from the issuance of common stock          --             200
Net cash provided by (used in) financing
   activities                                     675,800       (502,200)

Net increase in cash and cash equivalents         681,600        945,700
Cash and cash equivalents - beginning of period   631,500        747,300

Cash and cash equivalents - end of period      $1,313,100     $1,693,000

Noncash investing and financing activities:
      Net change in unrealized (loss)             $517,100      $909,900


Supplemental disclosures of cash flow information:

      Cash paid during the period for interest    $891,700      $461,000

      Cash paid during the period for income taxes      --            --




          See accompanying notes to consolidated financial statements.