Form 10-Q
period 2001-10-03
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2001-11-16
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended October 3, 2001

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

Yes  X      No_____






   Title of each class         	 Number of shares outstanding

      Common Stock                 		 3,251,016
     $.01 par value                	    As of November 2, 2001


FAMILY STEAK HOUSES OF FLORIDA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2001

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and thirty-nine week periods ended October 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2001.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen weeks and thirty-nine weeks ended October 3, 2001 and September 27, 2000 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

Note 3. New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company will adopt SFAS 141 for business combinations initiated after June 30, 2001. The Company will adopt SFAS 142 effective January 1, 2002. It does not appear the adoption of SFAS 142 will have a material impact on the Company's financial position, results of operations or cash flows.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended October 3, 2001 versus September 27, 2000

 The Company experienced an increase in total sales during the third quarter of 2001 as compared to the same period in 2000, due to the opening of two new restaurants. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the third quarter of 2001 decreased 2.7% from the same period in 2000, compared to an increase of 3.6% from 2000 as compared to 1999.

 The decrease in same-store sales resulted primarily from significant sales declines at two restaurants which faced new competition in their market in 2001. Total sales increased 9.2%, due to the fact that the Company operated a net total of one more restaurant in 2001. Since the end of the third quarter of 2000, the Company opened two restaurants and closed one restaurant.

 Management is seeking to continue to improve sales trends by focusing on improved restaurant operations, devising competitive strategies to offset the effects of new competition and remodeling certain restaurants. The Company added exhibition cooking areas to two of its restaurants in 2000 and two restaurants in 2001, and experienced improved sales trends at these locations. Management intends to make similar additions to at least one more restaurant by the end of 2001, and several more in 2002, if results experienced to date continue.

 Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. Even if the sales trends improve, the Company is likely to incur losses in the fourth quarter.

 The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. The Company's food, beverage, payroll and benefit costs are believed to be higher than the industry average as a percentage of sales as a result of the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 91.0% in the third quarter of 2001 from 90.4% in the same quarter of 2000, primarily due to increases in payroll and benefit costs as a percentage of sales.

 Food and beverage costs as a percentage of sales decreased to 38.1% in the third quarter of 2001 from 39.4% in the same period of 2000, primarily due to higher beef prices in the third quarter of 2000, and to menu price increases implemented by the Company. Payroll and benefits as a percentage of sales increased to 31.0% in the third quarter of 2001 from 29.6% in the same quarter of 2000, primarily due to increases in hourly payroll costs (1.0%), and group health insurance costs (.4%). The hourly payroll increases resulted from incremental payroll costs associated with opening two new restaurants, and from additional payroll expenditures at several restaurants designed to improve customer service and build sales.

 Other operating expenses as a percentage of sales increased to 16.4% in the third quarters of 2001 from 15.9% in 2000, primarily due to increased utility costs. General and administrative expenses as a percentage of sales were 6.7% in the third quarter of 2001, compared to 6.9% in 2000. Interest expense decreased to $415,200 during the third quarter of 2001 from $478,500 in 2000, due to lower interest rates in 2001.

 The results for the third quarter of 2001 include net realized gains of $55,300 from transactions in marketable securities, compared to $123,500 in 2000. Interest and other income declined from $63,800 in the third quarter of 2000 to $21,700 in the third quarter of 2001, due to lower cash balances available for investment and lower interest rates.

 The effective income tax rate for the quarters ended October 3, 2001 and September 27, 2000 was 0.0%.

 Net loss for the third quarter of 2001 was $397,100, compared to $342,500 in 2000. Net loss per share was $.16 for the third quarter of 2001, compared to $.14 in 2000.

Nine Months Ended October 3, 2001 versus September 27, 2000

 For the nine months ended October 3, 2001, total sales increased 7.5% compared to the same period of 2000, due to the opening of two new restaurants. Same-store sales decreased 1.4% for the nine months ended October 3, 2001, primarily due to significant sales declines at two restaurants with new competition.

 Food and beverage costs as a percentage of sales for the nine month period ended October 3, 2001 decreased to 38.1%, compared to 38.8% for the same period in 2000, primarily due to menu price increases implemented in 2001. Payroll and benefits increased to 29.9% in 2001 from 28.1% in 2000, primarily due to increases in hourly payroll costs (1.0%), and group health insurance costs (.4%). The payroll and benefit cost increases resulted from incremental payroll costs associated with opening two new restaurants, and from additional payroll expenditures at several restaurants designed to improve customer service and build sales.

 For the nine months ended October 3, 2001, other operating expenses as a percentage of sales increased to 15.1% from 14.7% in 2001, primarily due to increased utility costs and to costs incurred in 2001 associated with opening new restaurants. General and administrative expenses decreased to 6.1% in 2001 from 6.4% in 2000, primarily due to costs incurred in 2000 from a full-time consultant.

 Interest expense decreased for the first nine months of 2001 to $1,319,900 from $1,406,900 for the same period in 2000, due primarily to lower interest rates.

 The results for the nine months ended October 3, 2001 include net realized losses of $440,900 from the sale of marketable securities, compared to net realized gains of $491,600 for the period in 2000.

 The effective income tax rate for the nine-month periods ended
October 3, 2001 and September 27, 2000 was 0.0%. The 0% rate in 2000 was due to the use of net operating loss carryforwards.

 Net loss for the nine months ended October 3, 2001 was $710,600, or $.29 per share, compared to net income of $470,500, or $.19 per share for the same period in 2000.

 The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter ended October 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2002.

Liquidity and Capital Resources

 Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

 At October 3, 2001, the Company had a working capital deficit of $3,212,800, compared to a working capital deficit of $2,780,600 at January 3, 2001. The increase in the deficit was primarily due to losses from operations and an increase in the current portion of long-term debt.

 Cash provided by operating activities decreased to $855,100 in the first nine months of 2001 from $1,562,700 in the same period of 2000. This decrease is primarily due to the investment losses incurred in 2001, compared to the investment gains in 2000.

 During the first nine months of 2001, the Company has liquidated the majority of its investments in order to provide cash for the construction of new restaurants. The Company spent approximately $3,565,300 in the first nine months of 2001 for property and equipment. Total capital expenditures for equipment in 2001, based on present costs and plans for capital improvements, are estimated to be $4.85 million. This amount is based on budgeted expenditures for land, buildings and equipment for two new restaurants in 2001, remodels of several restaurants, recurring equipment purchases and minor building improvements ("Capital Maintenance Items").

 In May 2001, the Company opened a new restaurant in Titusville, Florida. As of October 2001, another new restaurant is under construction in Jacksonville, Florida, and is expected to open in December 2001. The Company recently decided not to build a third new restaurant in 2001 as previously planned due to several factors, including the declining economy in Florida. The Company projects that proceeds from the Company's financing agreements (described below), proceeds from the Company's recently-completed rights offering (see discussion below) and cash generated from operations will be sufficient to fund costs associated with construction of the new restaurant in Jacksonville, the store remodels and the estimated Capital Maintenance Items. The Company's ability to open new restaurants after 2001 is dependent upon its ability to acquire additional financing, generate cash to fund a portion of the construction costs not covered by financing, obtain the franchisor's site approval, locate suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies.

 Beginning in December 1996, the Company entered into a series of loan agreements with FFCA Mortgage Corporation, (now known as GE Capital Franchise Finance Corporation "GE Capital").

 As of October 3, 2001, the outstanding balance due under the Company's various loans with GE Capital was $19,051,600. The weighted average interest rate for the GE Capital loan is 7.35%. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of new restaurants.

 The Company used the proceeds of the GE Capital Loans to retire its Notes with Cerberus Partners, L.P. ("Cerberus") and its loans with the Daiwa Bank Limited and SouthTrust Bank of Alabama, N.A. In addition, the Company retired Warrants for 210,000 shares of the Company's common stock previously held by Cerberus. Cerberus continues to hold Warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $2.00 per share.

 In addition to the Titusville restaurant, the Company began construction of a new restaurant in Jacksonville in 2001. In July 2000, the Company received a commitment from GE Capital to fund $1,600,000 (subsequently increased to $1,700,000 in June 2001) each for two additional restaurants to be constructed in 2001 or 2002. As of October 3, 2001, the outstanding balance under this loan was $708,500.
Management estimates that the new restaurant currently under construction will cost approximately $2,825,000.

 The Company currently pays franchise fees of 3% of gross sales. The franchise agreement provides that the franchise fee will increase to 4% beginning January 1, 2002. Management projects that this will increase the Company's franchise fee expense by more than $400,000 per year beginning in 2002.

 The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital or other lenders to extend financing commitments; repairs or similar expenditures required for existing restaurants due to weather or acts of God; the Company's ability to identify and secure suitable locations on acceptable terms and open new restaurants in a timely manner; the Company's success in selling restaurants listed for sale; the economic conditions in the new markets into which the Company expands; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains and other food vendors; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements. However, this list in not a complete statement of all potential risks or uncertainties. These forward-looking statements are made as of the date hereof based on management's current expectations, and the Company does not undertake any obligation to update such statements, whether as a result of new information, future events or otherwise.

Recent Developments

 On October 1, 2001, the Company completed a Rights Offering ("The Offering") for its shareholders of record as of August 10, 2001. The Company raised approximately $817,000 net of offering costs from the Offering, and issued 827,583 shares of common stock to shareholders exercising rights.

 The Company's franchise agreement with Ryan's Properties, Inc. ("Ryan's") grants the Company the exclusive right to open Ryan's restaurants in North and Central Florida. In order to maintain this exclusivity, the Company is required to have a total of 25 Ryan's restaurants operating on December 31, 2001. On each December 31 after 2001, the franchise agreement requires that the Company increase the number of restaurants in operation by two by the end of each year until 2010 in order to maintain its exclusive franchise rights in North and Central Florida.

 Until recently, the Company had expected to open two additional restaurants in late 2001 which would bring it in compliance with the requirement for December 31, 2001. Due to several factors beyond the Company's control, the Company will not be able to build the second restaurant in late 2001, and will not have the required number of restaurants operating by December 31, 2001. Since the Company will not meet the requirement of 25 operating units by December 31, 2001, it could lose the exclusivity provision, and the franchisor (Ryan's) could build restaurants in the Company's territory. If Ryan's does develop restaurants in these areas, it could limit the Company's potential to locate and develop suitable restaurant sites in the future.

 The Company's common stock recently has consistently traded below NASDAQ's required minimum bid price of $1.00. NASDAQ has suspended its rule concerning the minimum bid price requirement until January 2, 2002. If NASDAQ reinstates this requirement and the Company's stock does not meet the requirement at that time, the Company would likely be notified that it would have a certain amount of time for the stock to reach the $1.00 bid price for 10 consecutive trading days, or be delisted from the NASDAQ market. The Company has received such a notification on two prior occasions, and avoided delisting. However, there can be no assurance that the requirement will be met if the Company receives such notification from NASDAQ again.

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


Exhibit 11.1

 The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:

                                   Three Months Ended     Nine Months Ended
                                 10/03/01     9/27/00    10/03/01   9/27/00
Basic:
  Weighted average common
   shares outstanding used
   in computing basic (loss)
   earnings per share           2,432,500    2,416,200   2,425,200 2,413,900
                                =========    =========   ========= =========
Basic (loss) earnings
 per share     	              $   (.16)  $   (0.14)   $  ($.29)  $    .19
                                ==========   =========   ========= =========


Diluted:
  Weighted average common
   shares outstanding            2,432,500   2,416,200   2,425,200 2,413,900
  Effects of shares
   issuable under stock
   plans using the treasury
   method                              -           -          -       9,000
  Effects of warrants
   issuable using the
   treasury method                     -           -          -         -
  Shares used in computing       ---------  ----------  ---------   --------
   diluted (loss) earnings
   per share                     2,432,500   2,416,200  2,425,200  2,422,900
                                 =========   =========  =========  =========
Diluted (loss) earnings
 per share                       $ ( 0.16)   $  (0.14)   $ (.29)    $   .19
                                 =========   =========   ========  =========

 For the quarters ended October 3, 2001, and September 27, 2000, stock options totaling 3,400 shares and 7,800 shares, respectively, were excluded from the computation of diluted earnings per share due to their anitdilutive effect. In addition, for the nine months ended October 3, 2001, stock options totaling 2,100 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.


SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FAMILY STEAK HOUSES OF FLORIDA, INC.
                          (Registrant)



                          /s/ Glen F. Ceiley
Date: November 8, 2001    Glen F. Ceiley
                          Chairman of the Board



                          /s/ Edward B. Alexander
Date: November 8, 2001    Edward B. Alexander
                          Executive Vice President
                          (Principal Financial and Accounting
                          Officer)










Family Steak Houses of Florida, Inc.
Consolidated Results of Operations
(Unaudited)                                   For The Quarters Ended
                                               Oct. 3,      Sept. 27,
                                                 2001          2000
Revenues:
     Sales                                   $10,099,300    $9,248,500
     Vending revenue                              53,100        40,600
Total revenues                                10,152,400     9,289,100

Cost and expenses:
  Food and beverage                            3,844,600     3,641,600
  Payroll and benefits                         3,131,100     2,737,000
  Depreciation and amortization                  560,100       512,400
  Other operating expenses                     1,654,700     1,473,400
  General and administrative expenses            674,600       642,500
  Franchise fees                                 302,600       277,200
  Loss on store closings and
    disposition of equipment                      43,600        49,900
                                              10,211,300     9,334,000

     (Loss) earnings from operations             (58,900)      (44,900)

Investment gain (loss)                            55,300       123,500
Interest and other income                         21,700        63,800
(Loss) gain on sale of property                        --       (6,400)
Interest expense                                (415,200)     (478,500)

     (Loss) earnings before income taxes        (397,100)     (342,500)
Provision  for income taxes                           --            --

     Net (loss) earnings                       ($397,100)    ($342,500)



Basic (loss) earnings per share                   ($0.16)       ($0.14)



Diluted  (loss) earnings per share                ($0.16)       ($0.14)





                                              For The Nine Months Ended
                                               Oct. 3,      Sept. 27,
                                                 2001          2000
Revenues:
     Sales                                   $32,276,500   $30,019,400
     Vending revenue                             163,000       155,400
Total revenues                                32,439,500    30,174,800


Cost and expenses:
  Food and beverage                           12,284,900    11,661,500
  Payroll and benefits                         9,639,500     8,437,300
  Depreciation and amortization                1,607,400     1,550,000
  Other operating expenses                     4,884,100     4,413,100
  General and administrative expenses          1,938,300     1,927,000
  Franchise fees                                 967,300       899,700
  Loss on store closings and
    disposition of equipment                     144,000       109,800
                                              31,465,500    28,998,400

     (Loss) earnings from operations             974,000     1,176,400

Investment gain (loss)                          (440,900)      491,600
Interest and other income                         76,200       147,700
(Loss) gain on sale of property                        --       61,700
Interest expense                              (1,319,900)   (1,406,900)

     (Loss) earnings before income taxes        (710,600)      470,500
Provision  for income taxes                           --            --

     Net (loss) earnings                       ($710,600)     $470,500



Basic (loss) earnings per share                   ($0.29)        $0.19



Diluted  (loss) earnings per share                ($0.29)        $0.19

     See accompanying notes to consolidated financial statements.




Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)                                    Oct. 3,       Jan. 3,
                                                 2001          2001
ASSETS
Current assets:
  Cash and cash equivalents                   $1,037,500      $631,500
  Investments                                      1,700       815,200
  Receivables                                    113,300        93,000
  Current portion of mortgages receivable         13,100       172,000
  Inventories                                    329,700       256,400
  Prepaid and other current assets               285,800       193,600

    Total current assets                       1,781,100     2,161,700

Mortgages receivable                             345,500       355,400

Certificate of deposit                            10,000        10,800



Property and equipment:
  Land                                         9,494,400     8,669,400
  Buildings and improvements                  23,805,100    22,128,300
  Equipment                                   12,343,600    12,046,200
                                              45,643,100    42,843,900
  Accumulated depreciation                   (17,383,300)  (16,487,500)
          Net property and equipment          28,259,800    26,356,400


Property held for sale                         1,904,900     1,903,600
Other assets, principally deferred charges,
  net of accumulated amortization                856,700       839,100

                                             $33,158,000   $31,627,000

LIABILITIES   AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                            $1,488,000    $1,370,900
  Accounts payable - construction                250,000       375,100
  Securities sold, not yet purchased              76,700            --
  Accrued liabilities                          2,133,300     2,461,600
  Investment margin debt                              --       165,100
  Current portion of long-term debt            1,031,000       565,900
  Current portion of obligation under capital     14,900         3,700

    Total current liabilities                  4,993,900     4,942,300

Long-term debt                                18,729,100    17,869,400
Obligation under capital lease                 1,031,600     1,045,600

    Total liabilities                         24,754,600    23,857,300



Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                    --            --
  Common stock of $.01 par;
      authorized 4,000,000 shares; outstanding
      3,251,000 and 2,416,200 shares              32,500        24,200
  Additional paid-in capital                   9,452,400     8,631,400
  Accumulated deficit                         (1,082,600)     (372,000)
  Accumulated other comprehensive
    income (loss)                                  1,100      (513,900)

             Total shareholders' equity        8,403,400     7,769,700

                                             $33,158,000   $31,627,000



     See accompanying notes to consolidated financial statements.



Family Steak Houses of Florida, Inc.
Consolidated Statements of  Cash Flows
(Unaudited)                                  For the Nine Months Ended
                                               Oct 03,      Sept. 27,
                                                 2001          2000

Operating activities:
  Net (loss) earnings                          ($710,600)     $470,500
  Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities:
    Depreciation and amortization              1,607,400     1,550,000
    Directors' fees in the form of
      stock options                                4,000         5,000
    Investment loss (gain)                       440,800      (491,600)
    Amortization of loan fees                     27,100        23,700
    Loss on disposition of equipment              61,900        67,300
    Gain on sale of property                           --      (61,700)
    Decrease (increase) in:
      Receivables                                (20,300)       33,100
      Inventories                                (73,300)       45,900
      Prepaids and other current assets          (92,200)       13,300
      Other assets                               (53,400)      (40,500)
    Increase (decrease) in:
      Accounts payable                            (8,000)       62,700
      Accrued liabilities                       (328,300)     (115,000)
Net cash provided by operating activities        855,100     1,562,700

Investing activities:
  Purchases of investments                      (332,800)   (2,283,100)
  Principal receipts on mortgages receivable     168,800       162,200
  Proceeds from sale of investments              797,400     2,341,600
  Proceeds from securities sold,
    not yet purchased                            500,600       563,700
  Proceeds from sale of restaurants               --           668,200
  Proceeds from sale of property held for sale    --           585,100
  Issuance of mortgages receivable                --          (475,000)
  Capital expenditures                        (3,565,300)   (1,649,400)
Net cash used in investing activities         (2,431,300)      (86,700)

Financing activities:
  Payments on long-term debt and obligation under
    capital lease                               (543,800)   (1,083,500)
  Proceeds from issuance of long-term debt     1,865,800       850,800
  Proceeds from rights offering                  817,000        --
  Payments of investment margin debt            (165,100)       --
  Proceeds from the issuance of common stock       8,300           100
Net cash provided by (used in)
  financing activities                         1,982,200      (232,600)

Net increase in cash and cash equivalents        406,000     1,243,400
Cash and cash equivalents - beginning of period  631,500       747,300

Cash and cash equivalents - end of period     $1,037,500    $1,990,700

Noncash investing and financing activities:
    Net change in unrealized (loss) gain        $515,000      ($43,400)


Supplemental disclosures of cash flow information:

    Cash paid during the period for interest  $1,358,300    $1,380,000

    Cash paid during the period for income taxes     --            --




     See accompanying notes to consolidated financial statements.