Form 10-K
period 2002-01-02
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2002-03-29
CIK 784539

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-K

FOR  ANNUAL AND  TRANSITION  REPORTS  PURSUANT  TO  SECTIONS  13 OR 15(D) OF THE
                          SECURITIES AND EXCHANGE ACT

(Mark One)
       (X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 2, 2002
                                       OR
       ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-14311

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [ X ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       [ ]

     As of February 15, 2002, 3,251,016 shares of Common Stock of the registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the NASDAQ SmallCap Market System on February 15, 2002, as reported in The Wall Street Journal) held by non-affiliates of the registrant was approximately $1,540,000.

     Documents Incorporated by Reference Portions of the registrant's 2001 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS
-------  --------

General

     Family Steak Houses of Florida, Inc. ("Family" or the "Company"), is the sole franchisee of Ryan's Family Steak House restaurants ("Ryan's restaurants") in the State of Florida.

     The Company's first Ryan's restaurant was opened in Jacksonville, Florida, in May 1982. The Company presently operates 23 Ryan's restaurants in Florida.

     A Ryan's restaurant is a family-oriented restaurant serving high-quality, reasonably priced food in a casual atmosphere with server-assisted service. The restaurants feature self-service scatter bars with a variety of over 100 fruit, vegetable and meat entree items, bakery and dessert bar, and table service and drink refills. Several restaurants feature a display cooking area, where guests can have grilled-to-order steaks, chicken, pork chops and other items cooked to order for them, all of which is included in the price of the buffet. The Company believes that its operating strategy of selling top-quality meals at reasonable prices creates a perception of value to its customers.

     The Company operates its Ryan's restaurants under a Franchise Agreement with Ryan's Properties, Inc., ("Ryan's", or the "Franchisor") which grants the Company the right to operate Ryan's Family Steak House restaurants throughout North and Central Florida.

Company History

     The Company was formed by the combination, effective September 1985, of six limited partnerships, each of which owned and operated a Ryan's restaurant franchise. In April 1986, the Company issued 853,200 shares of its common stock in exchange for the assets and liabilities of the predecessor partnerships and 1,134,000 shares of its common stock to Eddie L. Ervin, Jr., in consideration for Mr. Ervin assigning to the Company all of his rights under the Franchise Agreement, as defined below. The Company completed its initial public offering of 900,000 shares of its common stock in 1986 resulting in net proceeds to the Company of approximately $4,145,000.

Franchise Agreement

     The Company operates its Ryan's restaurants under a Franchise Agreement between the Company and Ryan's dated as of September 16, 1987, which Franchise Agreement amended and consolidated all previous franchise agreements (as amended, the "Franchise Agreement"). The Franchise Agreement extends through December 31, 2010 and provides for two additional ten-year renewal options. The renewal options are subject to certain conditions, including the condition that the Company has performed its obligations under the Franchise Agreement during its original term.

     In October 1996, the Company amended its Franchise Agreement with Ryan's. The amended agreement required the Company to pay a monthly royalty fee of 3.0% through December 2001, and 4.0% thereafter of the gross receipts of each Ryan's Family Steak House restaurant. Total franchise fee expenses were $1,260,300, $1,197,600 and $1,165,300 for fiscal years 2001, 2000, and 1999, respectively.

     The Company's franchise agreement with Ryan's granted the Company the exclusive right to open Ryan's restaurants in North and Central Florida. In order to maintain this exclusivity, the Company was required to have a total of 25 Ryan's restaurants operating on December 31, 2001. At December 31, 2001, the Company was only operating 23 restaurants. On January 4, 2002, the Company was notified by Ryan's that it had exercised its option to terminate the exclusive nature of the Company's franchise rights within North and Central Florida.

     The Company is in the process of evaluating its options with respect to the exclusivity and other Franchise Agreement issues, including possible legal action through binding arbitration proceedings seeking, among other things, the recision of Ryan's exercise of its option to terminate the Company's exclusivity. It is the Company's intention to pursue a legal remedy if it is deemed to be in its shareholders' best interest to do so.


     Subsequent to January 4, 2002, the Company was advised by Ryan's Chief Executive Officer that Ryan's current plans did not include building any restaurants in the Company's territories in 2002, and that it will probably build a few restaurants in North Florida in 2003. However, there are no assurances that Ryan's will not decide to adopt a more aggressive building program in the Company's territories. Management believes that if Ryan's builds restaurants in the Company's territories it could limit the Company's potential to locate and develop suitable restaurant sites in the future.

     The following schedule outlines the number of Ryan's restaurants required to be operated by the Company as of December 31 each year under the amended Franchise Agreement. Failure to maintain the required number of restaurants is a default under the agreement, and could result in the Company losing the right to operate under the Ryan's name.

                                        Number of
                                  Restaurants Required to
End of Fiscal Year                    be in Operation
------------------                -----------------------

2001                                       20
2002                                       22
2003                                       24
2004                                       25
2005                                       27

     Through the opening of new restaurants and the closing of under-performing restaurants, the Company has operated between 23 and 24 restaurants since January 1999.

     The Franchise Agreement as amended also clarifies that the Franchisor's consent is needed for certain kinds of transactions. The transactions include
(1) a person's (or group's) acquisition of 25% of the Company's common stock (other than a person who owned 15% of the Company's common stock as of December 15, 1998), (2) turnover during any consecutive 12 month period of more than a majority of the Company's board of directors unless the new directors are approved by a two-thirds vote of the directors then still in office who either were directors at the beginning of the 12 month period or whose election or nomination for election was previously so approved; and (3) the Company's or any affiliates' ownership, engagement in or interest in the operation of any other family-oriented steak house restaurant.

     The Franchise Agreement contains provisions relating to the operation of the Company's Ryan's restaurants. Upon the Company's failure to comply with such provisions, the Franchisor may terminate the Franchise Agreement if such default is not cured within 30 days of notice from the Franchisor. Termination of the Franchise Agreement would result in the loss of the Company's right to use the

"Ryan's Family Steak House" name and concept and could result in the sale of the physical assets of the Company to the Franchisor pursuant to a right of first refusal. Termination of the Company's rights under the Franchise Agreement could result in the disruption of the Company's operations. The Company believes that it has operated and maintained each of its Ryan's Family Steak House restaurants in accordance with the operational procedures and standards set forth in the Franchise Agreement.

Operations of Ryan's Restaurants

     Format. As of February 15, 2002, 21 of the Company's Ryan's restaurants are located in free-standing buildings which vary in size from 7,500 to 12,000 square feet. Two of the Company's Ryan's restaurants are located in shopping malls. Each restaurant is constructed of brick or stucco walls, interior and exterior, with exposed woodwork. The interior of each Ryan's restaurant contains a dining room, a customer ordering area, and a kitchen. The dining rooms seat between 270 and 500 persons and highlight centrally located, illuminated scatter bars and a fresh bakery and dessert bar. Six restaurants include a display cooking area with a charcoal grill and a flat grill for grilled-to-order steaks, pork chops and chicken items, a rotisserie chicken broiler, a pizza oven and a wok for preparation of Chinese food items. Each Ryan's restaurant has parking for approximately 100 to 175 cars on lots of overall size of approximately 50,000 to 70,000 square feet.

     The Ryan's restaurants operate seven days a week. Typical hours of operation are from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m., Friday and Saturday. Restaurants that serve breakfast open at 8:00 a.m. Saturday and Sunday. In a Ryan's restaurant, the customer enters the restaurant, orders from the menu, and then enters the dining room. Beverages are brought to the table by servers. Entrees are cooked to order at most locations. The customer ordering the buffet is given unlimited access to the scatter bars and the bakery and dessert bar. Customers receive table service of the entree and beverage refills, except at stores with display cooking, which offer buffet only. For the fiscal year ended January 2, 2002, the average weekly customer count per restaurant was approximately 5,150 and the average meal price (including beverage) was approximately $6.85.

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

     Purchasing, Quality and Cost Control. The Company has a centralized purchase control program which is designed to ensure uniform product quality in all restaurants. The program also helps to maintain reduced food, beverage, and supply costs. The Company purchases approximately 95% of the products used by the Company's restaurants through the centralized purchase control program. USDA choice or select grain-fed beef, the Company's primary commodity, is closely monitored by the Company for advantageous purchasing and quality control. The Company purchases beef through various producers and brokers both on a contract basis and on a spot basis. Beef and other products are generally delivered directly to the restaurants three times weekly. The Company has in the past obtained satisfactory sources of supply for all the items it regularly uses and believes it will be able to do so in the future.

     The Franchise Agreement requires that all suppliers to Ryan's restaurants are subject to approval by the Franchisor. Through its relationship with the Franchisor, the Company has obtained favorable pricing on the purchase of food products from several suppliers. The Company has used Alliant Foodservice, Inc. as its primary supplier since 1991. Alliant was purchased by U.S. Foods, Inc in 2001. The U.S. Foods agreement is cancelable at any time with 90 days notice.

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

Development

     General.  The Company  operated 23 Ryan's  restaurants  as of February  15,
2002.

     Site Location and Construction. The Company considers the specific location of a restaurant to be important to its long-term success. The Company's Franchisor has in the past assisted the Company in selection of new restaurant sites. The site selection process focuses on a variety of factors, including trade area demographics (such as population density and household income level), an evaluation of site characteristics (such as visibility, accessibility, and traffic volume), proximity to large retailers and an analysis of the potential competition. In addition, site selection is influenced by the general proximity of a site to other Ryan's restaurants in order to improve the efficiency of the Company's field supervisors and potential marketing programs. The Company generally locates its restaurants near or adjacent to residential areas in an effort to capitalize on repeat business from such areas as opposed to transient business.

     For most of the Company's new restaurants built in recent years, the Company used a general contractor selected from several solicited bids. For the Company's newest restaurant opened in December 2001, the Company used its construction subsidiary as the general contractor in order to expedite the process of obtaining building permits. New Ryan's restaurants are usually completed within four months of the date on which construction is commenced.

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

Competition

     The food service business in Florida is highly competitive and is often affected by changes in the taste and eating habits of the public, economic conditions affecting spending habits, local demographics, traffic patterns and local and national economic conditions. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of the facilities are also important factors. The Company's restaurants are in competition with restaurants operated or franchised by national, regional and local restaurant companies offering a similar menu, many of which have greater resources than the Company. The Company is also in competition with specialty food outlets and other vendors of food. With the termination of the Company's exclusive rights in North and Central Florida, the Company could experience competition from its franchisor.

     The amount of new competition near Company restaurants has increased significantly in the past few years. In some cases, competitors have opened new restaurants with superior facilities close to the Company's restaurants. In addition, in the past several years, many competitors have remodeled their restaurants so that they are similar to the scatter bar format used by the Company. Management has developed strategies to attempt to reduce the negative impact on sales from new competition, but there can be no assurance that sales trends will improve. The strategies implemented include the installation a display cooking area in the Company's last three new restaurants and three remodeled restaurants, which have to date produced positive sales results. Management is evaluating the results of the remodeled restaurants to determine whether to add the display cooking area to more restaurants in 2002. In addition, the Franchisor recently exercised its option to build restaurants in the Company's territory, (see preceding discussion under "Franchise Agreement") and does operate three restaurants in west Florida in its existing territory.

Employees

     As of January 2, 2002, the Company employed approximately 1,300 persons, of whom approximately 50% are considered by management as part-time employees. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

Executive Officers

     The following persons were executive officers of the Company effective January 2, 2002:

     Edward B. Alexander, age 43, has been Executive Vice President since September 1999, and has been Chief Financial Officer of the Company since 1990. In addition, Mr. Alexander served on the Company's Board of Directors from May 1996 to July 1999.

     Kevin R. Pickett, age 42, has been Vice President of Operations of the Company since September 1999, and Director of Operations of the Company since August 1996. Mr. Pickett served as regional supervisor for the Company from July 1993 to August 1996, and was a manager of various Company restaurants from October 1988 to June 1993.

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

Sources and Availability of Raw Materials

     The Company procures its food and other products from a variety of suppliers, and follows a policy of obtaining its food and products from several major suppliers under competitive terms. A substantial portion of the beef used by the Company is obtained from one supplier, although the Company believes comparable beef meeting its specifications is available in adequate quantities from other suppliers. To insure against interruption in the flow of food supplies due to unforeseen or catastrophic events, to take advantage of favorable purchasing opportunities, and to ensure that meat received by the Company is properly aged, the Company maintains a two to six-week supply of beef.

Working Capital Requirements

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. The Company does not maintain significant receivables and inventories. Therefore, with the exception of debt service, working capital requirements for continuing operations are not significant.

Long-Term Debt

     Beginning in December 1996, the Company entered into a series of loan agreements with FFCA Mortgage Corporation, (now known as GE Capital Franchise Finance Corporation ("GE Capital"). As of January 2, 2002, the outstanding balance due under the Company's various loans with GE Capital was $20,565,900. The weighted average interest rate for the GE Capital loans is 7.47% at January 2, 2002. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of new restaurants.

     The Company used the proceeds of the GE Capital loans in 1996 to retire its Notes with Cerberus Partners, L.P. ("Cerberus") and its loans with the Daiwa Bank Limited and SouthTrust Bank of Alabama, N.A. In addition, the Company retired Warrants for 210,000 shares of the Company's common stock previously held by Cerberus. Cerberus continues to hold Warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $2.00 per share.

     The Company currently has no financing commitment from GE Capital. Management intends to explore alternative financing methods, including sale leaseback financing and developer-funded leases in addition to seeking additional loan commitments from GE Capital in order to fund construction of new restaurants and remodeling of existing restaurants.

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

ITEM 2.  PROPERTIES
-------  ----------

         Location                        Date Opened
         --------                        -----------

         Jacksonville                   May       1982
         Ocala                          September 1986
         Neptune Beach                  November  1986
         Lakeland                       February  1987
         Lakeland                       March     1987
         Winter Haven                   August    1987
         Apopka                         September 1987
         Gainesville                    December  1987
         New Port Richey                May       1988
         Tampa                          June      1988
         Tallahassee                    August    1988
         Daytona Beach                  September 1988
         Tampa                          November  1988
         Orlando                        February  1989
         Melbourne                      October   1989
         Lake City                      March     1991
         Brooksville                    January   1997
         Leesburg                       June      1998
         Deland                         April     1999
         Tampa                          September 1999
         St. Cloud                      December  2000
         Titusville                     May       2001
         Jacksonville                   December  2001

     As of February 15, 2002, the Company operated 23 Ryan's restaurants. The specific rate at which the Company is able to open new restaurants will be determined, among other factors, by its ability to locate suitable sites on satisfactory terms, raise the necessary capital, secure appropriate governmental permits and approvals and recruit and train management personnel.

     As of January 2, 2002, the Company owned the real property on which 19 of its restaurants were located. All of these properties are subject to mortgages securing the GE Capital notes.

     The Company leases the real property on which four of its restaurants are located. Those restaurants are located in Jacksonville, Brooksville, Leesburg, and Tampa, Florida. The Company also leases two buildings in Jacksonville, Florida for its executive offices.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     The Company is subject from time to time to various pending legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate disposition of currently pending claims and litigation will not have material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET  FOR  THE REGISTRANT'S  COMMON  EQUITY  AND RELATED  STOCKHOLDER
-------  -----------------------------------------------------------------------
MATTERS
-------

     The  information  contained  under the caption  "Common  Stock Data" in the
Company's  2001  Annual  Report  to  Shareholders  is  incorporated   herein  by
reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information contained under the caption "Five Year Financial Summary" in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS
-------------

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK
-------- ---------------------------------------------------

     The information contained under the caption "Quantitative and Qualitative Disclosure About Risk" in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

Financial Statements

     The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants as contained in the Company's 2001 Annual Report to Shareholders are incorporated herein by reference.

Supplementary Data

     Following is a summary of the quarterly results of operations for the years ended January 2, 2002 and January 3, 2001:

                                  Fiscal Quarter
$ In thousands,            First      Second     Third    Fourth       Total
except per share amounts

2001
Sales                    $ 11,540   $ 10,637   $ 10,099   $ 9,777     $ 42,053
Earnings (loss) from
   operations                 784        249        (59)     (147)         827
Net earnings (loss)           268       (582)      (397)     (575)      (1,286)
Basic earnings (loss)
   per share                  .11       (.24)      (.16)     (.18)        (.49)
Diluted earnings (loss)
   per share                  .11       (.24)      (.16)     (.18)        (.49)

2000
Sales                    $ 10,591   $ 10,180   $  9,249   $ 9,940     $ 39,960
Earnings (loss) from
   operations                 706        515        (45)      (19)       1,157
Net earnings (loss)           538        275       (343)     (517)         (47)
Basic earnings (loss)
   per share                  .22        .11       (.14)     (.21)        (.02)
Diluted earnings (loss)
   per share                  .22        .11       (.14)     (.21)        (.02)

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------  -----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

     The information regarding directors contained under the caption "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by May 2, 2002, is incorporated herein by reference.

     The information regarding executive officers is set forth in Item 1 of this report under the caption "Executive Officers."

     The information regarding reports required under section 16(a) of the Securities Exchange Act of 1934 contained under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2002 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission by May 2, 2002 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

     The information contained under the caption "Executive Pay" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by May 2, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

     The information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by May 2, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

     The information contained under the captions "Election of Directors - Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by May 2, 2002, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------- ----------------------------------------------------------------

(a)1. The financial statements listed below are filed with this report on Form 10-K or are incorporated herein by reference from the Company's 2001 Annual Report to Shareholders. With the exception of the pages listed below, the 2001 Annual Report to Shareholders is not deemed "filed" as a part of this report on Form 10-K.

                                                  Page
                                                Reference
                                                ---------

                                             Form     2001
                                             10-K    Annual Report
                                             ----    -------------

Consent of Independent Certified
  Public Accountants                          22
Independent Auditors' Report                              29
Consolidated Statements of Operations                     12
Consolidated Balance Sheets                               13
Consolidated Statements of Share-
  holders' Equity                                         14
Consolidated Statements of Cash Flows                     15
Notes to Consolidated Financial
  Statements                                              16

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

10.16 Lease between the Company and Stuart S. Golding Company dated February 3, 1999. (Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the Commission on March 24, 1999 is hereby incorporated by reference).

10.17 Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated August 31, 1999. (Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

10.18 Stock option agreement between the Company and director Jay Conzen, dated November 3, 1999. (Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

10.19 Amendment to Franchise Agreement between the Company and Ryan's Properties, inc. dated January 30, 2002.

13.01    2001 Annual Report to Shareholders.

21.01    Subsidiaries of the Company.

23.0l    Consent of Independent Certified Public Accountants - Deloitte & Touche
         LLP.

(b)      None.

(c)      See  (a)3.  above for a list of all  exhibits  filed  herewith  and the
         Exhibit Index.

(d)      None.

INDEPENDENT AUDITORS' CONSENT
-----------------------------

We consent to the incorporation by reference in this Annual Report of Family Steak Houses of Florida, Inc. on Form 10-K of our report dated February 15, 2002, appearing in the 2001 Annual Report to Shareholders of Family Steak Houses of Florida, Inc.

We additionally consent to the incorporation by reference in Registration Statement No. 33-11684 pertaining to the 1986 Employee Incentive Stock Option Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 15, 2002 and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended January 2, 2002.

We further consent to the incorporation by reference in Registration Statement No. 33-12556 pertaining to the 1986 Stock Option Plan for Non-Employee Directors of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 15, 2002 and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended January 2, 2002.

We further consent to the incorporation by reference in Registration Statement No. 33-62101 pertaining to the 1995 Long Term Incentive Plan of Family Steak Houses of Florida, Inc. on Form S-8 of our report dated February 15, 2002 and incorporated by reference in this Annual Report on Form 10-K of Family Steak Houses of Florida, Inc. for the year ended January 2, 2002.



Deloitte & Touche LLP
Certified Public Accountants

Jacksonville, Florida
March 27, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FAMILY STEAK HOUSES OF FLORIDA, INC.
Date:   March 9, 2002                       BY:      /s/ Glen F. Ceiley
                                                     ------------------
                                                     Glen F. Ceiley
                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/ Edward B. Alexander       Executive Vice President           3/8/02
-----------------------       (Principal Financial and
Edward B. Alexander            Accounting Officer)



/s/ Glen F. Ceiley            Chairman of the Board              3/8/02
------------------
Glen F. Ceiley


/s/ Steve Catanzaro           Director                           3/8/02
-------------------
Steve Catanzaro


/s/ Jay Conzen                Director                           3/8/02
--------------
Jay Conzen


/s/ William Means             Director                           3/8/02
-----------------
William Means