Form 10-Q
period 2002-04-03
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2002-05-14
CIK 784539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Quarter ended April 3, 2002

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

                                Yes [X]   No [ ]



     Title of each class                      Number of shares outstanding
     -------------------                      ----------------------------
        Common Stock                                    3,271,200
       $.01 par value                               As of May 6, 2002

FAMILY STEAK HOUSES OF FLORIDA, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)                                                   For The Quarter Ended
                                                          -----------------------------
                                                            April 3,          April 4,
                                                              2002             2001
                                                          ------------     ------------
Revenues:
   Sales                                                  $ 12,535,000     $ 11,539,800
   Vending revenue                                              50,900           56,800
                                                          ------------     ------------
Total revenues                                              12,585,900       11,596,600
                                                          ------------     ------------

Costs and expenses:
   Food and beverage                                         4,632,500        4,379,500
   Payroll and benefits                                      3,460,100        3,296,300
   Depreciation and amortization                               576,600          538,100
   Other operating expenses                                  1,711,600        1,543,700
   General and administrative expenses                         747,100          670,000
   Franchise fees                                              501,000          345,900
   Loss on store closings and disposition of equipment          64,200           39,400
                                                          ------------     ------------
Total costs and expenses                                    11,693,100       10,812,900
                                                          ------------     ------------

      Earnings from operations                                 892,800          783,700

Investment gain (loss)                                          17,800          (82,300)
Interest and other income                                       20,300           34,200
Interest expense                                              (416,500)        (467,100)
                                                          ------------     ------------

      Earnings before income taxes                             514,400          268,500
Provision for income taxes                                          --               --

      Net earnings                                        $    514,400     $    268,500
                                                          ============     ============

Basic earnings per share                                  $       0.16     $       0.11
                                                          ============     ============

Diluted earnings per share                                $       0.16     $       0.11
                                                          ============     ============

          See accompanying notes to consolidated financial statements.

FAMILY STEAK HOUSES OF FLORIDA, INC.
Consolidated Balance Sheets
(Unaudited)                                                   April 3,        January 2,
                                                                2002             2002
                                                            ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                $    407,700     $    183,100
   Investments                                                     2,400            2,100
   Receivables                                                   101,500          159,800
   Current portion of mortgages receivable                       351,100           13,400
   Inventories                                                   314,300          319,800
   Prepaid and other current assets                              256,100          284,400
                                                            ------------     ------------

      Total current assets                                     1,433,100          962,600

Mortgages receivable                                                   0          342,000

Certificate of deposit                                            10,000           10,000

Property and equipment:
   Land                                                        9,316,900        9,317,000
   Buildings and improvements                                 24,928,400       24,661,700
   Equipment                                                  12,533,300       12,543,200
                                                            ------------     ------------
                                                              46,778,600       46,521,900
   Accumulated depreciation                                  (17,485,500)     (16,940,100)
                                                            ------------     ------------
         Net property and equipment                           29,293,100       29,581,800

Property held for sale                                         2,523,700        2,523,700
Other assets, principally deferred charges,
   net of accumulated amortization                               827,000          841,000
                                                            ------------     ------------

                                                            $ 34,086,900     $ 34,261,100
                                                            ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            1,707,100        1,571,300
   Accounts payable - construction                                 4,400          715,500
   Securities sold, not yet purchased                            127,200          159,500
   Accrued liabilities                                         2,231,500        2,362,800
   Current portion of long-term debt                             683,800          663,400
   Current portion of obligation under capital lease              18,200           17,700
                                                            ------------     ------------

      Total current liabilities                                4,772,200        5,490,200

Long-term debt                                                19,930,100       19,902,500
Obligation under capital lease                                 1,022,100        1,025,800
                                                            ------------     ------------

      Total liabilities                                       25,724,400       26,418,500

Shareholders' equity:
   Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                                     --               --
   Common stock of $.01 par;
      authorized 4,000,000 shares; outstanding 2,421,600
      and 2,414,400 shares                                        32,700           32,500
   Additional paid-in capital                                  9,471,600        9,466,600
   Accumulated deficit                                        (1,143,400)      (1,657,800)
   Accumulated other comprehensive income                          1,600            1,300
                                                            ------------     ------------

         Total shareholders' equity                            8,362,500        7,842,600
                                                            ------------     ------------

                                                            $ 34,086,900     $ 34,261,100
                                                            ============     ============

          See accompanying notes to consolidated financial statements.

FAMILY STEAK HOUSES OF FLORIDA, INC.
Consolidated Statements of Cash Flows
(Unaudited)                                                       For the Three Months Ended
                                                                 -----------------------------
                                                                   April 03,        April 04,
                                                                     2002             2001
                                                                 ------------     ------------
Operating activities:
   Net earnings                                                  $    514,400     $    268,500
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                   576,600          538,100
      Directors' fees in the form of stock options                      5,000            1,300
      Net realized (gains) losses on investments                      (17,800)          82,300
      Amortization of loan fees                                         9,600            9,000
      Loss on disposition of equipment                                 16,000           25,800
      Decrease (increase) in:
         Receivables                                                   58,300          (10,700)
         Inventories                                                    5,500          (17,700)
         Prepaids and other current assets                             28,300          (95,100)
         Other assets                                                   1,600           (4,800)
      Increase (decrease) in:
         Accounts payable                                             135,800         (180,600)
         Accrued liabilities                                         (131,300)        (554,900)
                                                                 ------------     ------------
Net cash provided by operating activities                           1,202,000           61,200
                                                                 ------------     ------------
Investing activities:
   Net purchase of investments                                        (14,500)               0
   Principal receipts on mortgages receivable                           4,300          162,800
   Proceeds from sale of investments                                        0          250,100
   Capital expenditures                                            (1,012,200)        (846,800)
                                                                 ------------     ------------
Net cash used in investing activities                              (1,022,400)        (433,900)
                                                                 ------------     ------------
Financing activities:
   Payments on long-term debt                                        (161,000)        (126,100)
   Proceeds from issuance of long-term debt                           209,000          787,300
   Payments of investment margin debt                                       0         (165,100)
   Payments on capital lease                                           (3,200)            (900)
   Proceeds from the issuance of common stock                             200                0
                                                                 ------------     ------------
Net cash provided by (used in) financing activities                    45,000         (807,300)
                                                                 ------------     ------------

Net increase in cash and cash equivalents                             224,600          442,100
Cash and cash equivalents - beginning of period                       183,100          747,300
                                                                 ------------     ------------

Cash and cash equivalents - end of period                        $    407,700     $  1,189,400
                                                                 ============     ============

Noncash investing and financing activities:
      Net change in unrealized gain (loss)                       $        300     $    (86,500)
                                                                 ============     ============

Supplemental disclosures of cash flow information:

      Cash paid during the quarter for interest                  $    419,300     $    461,000
                                                                 ============     ============

          See accompanying notes to consolidated financial statements.

                      FAMILY STEAK HOUSES OF FLORIDA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  April 3, 2002

                                   (Unaudited)


Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included.
Operating results for the thirteen week period ended April 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2002.

The consolidated  financial  statements  include the accounts of the Company and
its   wholly-owned   subsidiaries.   All   significant   intercompany   profits,
transactions and balances have been eliminated.

Note 2.   Earnings Per Share

Basic earnings per share for the thirteen weeks ended April 3, 2002 and April 4, 2001 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants.

Note 3.   Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the 2002 presentation.

Note 4.   New Accounting Pronouncements

In June 2001, the FASB issued SFAS 141, "Business Combinations," SAFS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 144 addressed financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 141 on July 1, 2001. The adoption of SFAS 141 did not have a material effect on the Company's financial position, results of operations or cash flows. The Company adopted SFAS 142 and SFAS 144 on January 3, 2002. The adoption of SFAS 142 and SFAS 144 did not have a material effect on the Company's financial position, results of operations or cash flows. The Company will adopt SFAS 143 effective January 2, 2003. It does not appear the adoption of SFAS 143 will have a material impact on the Company's financial position, results of operations or cash flows.

Note 5.   Subsequent Event

On May 6, 2002, the Company closed its restaurant in Neptune Beach, Florida. After this closure, the Company has 22 operating restaurants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended April 3, 2002 versus April 4, 2001

     The Company experienced an increase of 8.6% in sales during the first thirteen weeks of 2002 compared to the first thirteen weeks of 2001, due primarily to new stores opened in Titusville and Jacksonville. Same-store sales (average weekly sales in restaurants that have been operating for at least 18 months) in the first quarter of 2002 decreased 2.7% from the same period in 2001, compared to an increase of 2.5% from 2001 as compared to 2000.

     The decrease in same-store sales was primarily due to significant declines at certain restaurants which faced new competition compared to 2001. Management is seeking to continue to improve sales trends by focusing on improved restaurant operations, devising competitive strategies to offset the effects of new competition, increased television advertising and making capital improvements to certain restaurants. In 2001, the Company added display cooking areas to three of its restaurants, and experienced improved sales trends at these locations. Management intends to continue to evaluate the results of these restaurants to determine whether to make similar additions to restaurants in 2002. The Company tested television advertising in 2001, and experienced some sales improvements. Management has implemented additional television advertising in the first quarter of 2002 and is evaluating the results. If television advertising proves successful, management will continue the Company's marketing strategy to place more focus on television advertising in 2002.

     The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents, and licenses. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 82.8% in the first quarter of 2002 from 84.6% in same quarter of 2001.

     Food and beverage costs as a percentage of sales decreased to 37.0% in 2002 from 38.0% in 2001, primarily due to menu price increases implemented by the Company in 2001. Payroll and benefit costs as a percentage of sales decreased to 27.6% in 2002 from 28.6% in 2001, due to decreased health insurance costs and lower manager salary costs as a percentage of sales.

     Depreciation and amortization expenses were 4.6% in 2002 and 4.7% in 2001. General and administrative expenses as a percentage of sales increased to 6.0% in the first quarter of 2002 from 5.8% in the same quarter in 2001, primarily due to the addition of a full-time consultant in 2002.

     Interest expense was $416,500 in the first quarter of 2002 compared to $467,100 in the same quarter of 2001, due to a decrease in interest rates in 2002. The Company capitalized interest expense of $3,900 in 2002, compared to $14,700 in 2001.

     The effective income tax rate for the first three months of 2001 and 2002 was 0.0%. The 0% rate in both years was due to the use of net operating loss carryforwards to offset taxable income.

     The results for the first quarter of 2002 include realized gains from marketable securities of $17,800, compared to realized losses of $82,300 in 2001.

     Net earnings for the first quarter of 2002 were up 91.6% to $514,400 from $268,500 in the first quarter of 2001. Earnings per share assuming dilution for the quarter were 16 cents in 2002 compared to 11 cents in 2001.

     The  Company's  operations  are  subject  to  some  seasonal  fluctuations.
Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended April 3, 2002 are not indicative of the results that may be expected for the fiscal year ending January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At April 3, 2002, the Company had a working capital deficit of $3,339,100 compared to a working capital deficit of $4,527,600 at January 2, 2002. Cash provided by operating activities increased to $1,202,000 in the first quarter of 2002 from $61,200 in the first quarter of 2001, due to increased earnings and timing differences in payment of accounts payable and accrued liabilities.

     The Company spent $1,012,200 in the first quarter of 2002 for property and equipment. Total capital expenditures for 2002, based on present costs and plans for capital improvements, are estimated to be approximately $2.5 million. This amount is based on budgeted expenditures for building improvements and equipment for one new restaurant in 2002, remodels of several restaurants, and normal recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). The Company projects cash generated from operations may only be sufficient to cover the estimated Capital Maintenance Items. The Company's ability to open the new restaurant and complete the remodels will be contingent upon its ability to obtain additional financing. The Company currently does not have a commitment for such additional financing. The Company's ability to open new restaurants is also dependent upon its ability to locate suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies.

     The sufficiency of the Company's cash to fund operations and necessary Capital Maintenance Items will depend on, among other things, changes in same-store sales results, the status of the Company's efforts to sell properties held for sale, and the continuing favorable results from the new restaurants.

     On October 1, 2001, the Company completed a Rights Offering ("the Offering") for its shareholders of record as of August 10, 2001. The Company raised $838,100 net of offering costs from the Offering, and issued 827,583 shares of common stock to shareholders exercising rights. Glen F. Ceiley, the chairman of the Company's board of directors, Bisco Industries, Inc., a company for which Mr. Ceiley is the sole shareholder and president and other affiliates of Mr. Ceiley purchased 822,280 shares in the Offering. In April 2002, the Company completed a private placement with Bisco for 435,000 shares at $0.92 per share, which was primarily based on the average closing price of the Company's common stock on the ten trading days prior to the sale. The Company plans to use this $400,200 raised to fund the remodels discussed above.

     Beginning in December 1996, the Company entered into a series of loan agreements with FFCA Mortgage Corporation, which is now known as GE Capital Franchise Finance Corporation ("GE Capital"). As of April 3, 2002, the outstanding balance due under the Company's various loans with GE Capital was $20,613,900. The weighted average interest rate for the GE Capital loans is 7.47%. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of new restaurants.

     Management estimates the cost of opening one new restaurant during 2002 will be $2,800,000. The Company's previous financing with GE Capital provided only $1,700,000. The Company currently has no financing commitment from GE Capital. Management plans to fund any new restaurant construction either by sales leaseback financing, developer-funded leases, refinancing existing restaurants, or attempting to get additional financing from GE Capital or other lenders.

     In 2001 the Company paid franchise fees of 3% of gross sales. The franchise agreement required that the franchise fee increase to 4% beginning January 3, 2002. The increase cost the Company an additional $125,000 in the first quarter of 2002, and management projects that it will increase the Company's franchise fee expense by more than $400,000 per year.

     The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital or other lenders to extend financing commitments; repairs or similar expenditures required for existing restaurants due to weather or acts of God; the Company's ability to identify and secure suitable locations on acceptable terms and open new restaurants in a timely manner; the Company's success in selling restaurants listed for sale; the economic conditions in the new markets into which the Company expands; changes in customer dining patterns; competitive pressure from other national and regional restaurant chains and other food vendors; business conditions, such as inflation or a recession, and growth in the restaurant industry and general economy; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements. However, this list is not a complete statement of all potential risks or uncertainties. These forward-looking statements are made as of the date hereof based on management's current expectations, and the Company does not undertake any obligation to update such statements, whether as a result of new information, future events or otherwise.

RECENT DEVELOPMENTS

Status of Company's Stock with NASDAQ

     On March 22, 2002, the Company received notice from NASDAQ that the Company's closing bid price had declined below $1.00 per share. Accordingly, NASDAQ informed the Company that in order to continue the listing of the Company's securities on the Nasdaq SmallCap Market, the Company would have to meet the following conditions - on or before March 17, 2003, the closing bid price of the Company's common stock must be a minimum of $1.00 per share for 10 consecutive trading days. In the event the Company fails to meet this condition, the Company's securities will be delisted from the NASDAQ SmallCap Market. The Company has received such a notification on two prior occasions, and avoided delisting. However, there can be no assurance that the Company will be able to comply with the requirement and remain listed.

     If the Company's stock is delisted from NASDAQ, trading in the Common Stock would thereafter be conducted on the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers, Inc.'s "Electronic Bulletin Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the number of shares that could be bought and sold, but also as a result of delays in the timing of the transactions, and the news media's coverage of the Company, lower prices for the Company's securities than might otherwise be attained and a larger spread between the bid and asked prices for the Company's securities.

     In addition, if the Company's securities were to be delisted from the NASDAQ SmallCap Market, the Company's securities could become subject to Rule 15g-9 under the Securities Exchange Act of 1934 relating to penny stocks, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). SEC regulations define a "penny stock" to be any equity security that is not listed on The NASDAQ Stock Market or a national securities exchange and that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be adversely affected.

Closure of Restaurant

     On May 6, 2002, the Company closed its restaurant in Neptune Beach, Florida. After this closure, the Company has 22 operating restaurants.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no significant changes in the Company's exposure to market risk during the first fiscal quarter of 2002. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2002.

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


                                        FAMILY STEAK HOUSES OF FLORIDA, INC.
                                        (Registrant)


                                        /s/ Glen F. Ceiley
                                        ---------------------------------
Date: May 10, 2002                      Glen F. Ceiley
                                        Principal Executive Officer


                                        /s/ Edward B. Alexander
                                        ---------------------------------
Date: May 10, 2002                      Edward B. Alexander
                                        Executive Vice President
                                        (Principal Financial and Accounting
                                        Officer)