Form 10-Q
period 2002-07-03
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2002-08-16
CIK 784539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JULY 3, 2002

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

                                 Yes [X] No [ ]


        Title of Each Class                  Number of Shares Outstanding
        -------------------                  ----------------------------

           Common Stock                                3,706,200
          $.01 par value                         As of August 2, 2002

FAMILY STEAK HOUSES OF FLORIDA, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

                                                             For The Quarters Ended           For The Six Months Ended
                                                          -----------------------------     -----------------------------
                                                             July 3,          July 4,          July 3,          July 4,
                                                              2002             2001             2002             2001
                                                          ------------     ------------     ------------     ------------
Revenues:
   Sales                                                  $ 10,794,800     $ 10,637,400     $ 23,329,800     $ 22,177,200
   Vending revenue                                              54,600           53,100          105,500          109,900
                                                          ------------     ------------     ------------     ------------
Total revenues                                              10,849,400       10,690,500       23,435,300       22,287,100
                                                          ------------     ------------     ------------     ------------

Cost and expenses:
   Food and beverage                                         3,983,700        4,060,800        8,616,200        8,440,300
   Payroll and benefits                                      3,196,200        3,171,000        6,656,300        6,420,200
   Depreciation and amortization                               532,400          509,200        1,109,000        1,047,300
   Other operating expenses                                  1,598,000        1,638,600        3,309,600        3,229,400
   General and administrative expenses                         675,700          681,900        1,422,800        1,351,900
   Franchise fees                                              431,800          318,800          932,800          664,700
   Asset valuation charge                                      260,000               --          260,000               --
   Loss on store closings and disposition of equipment          74,300           61,000          138,500          100,400
                                                          ------------     ------------     ------------     ------------
                                                            10,752,100       10,441,300       22,445,200       21,254,200
                                                          ------------     ------------     ------------     ------------

      Earnings  from operations                                 97,300          249,200          990,100        1,032,900

Investment gain (loss)                                           6,800         (413,900)          24,600         (496,200)
Interest and other income                                       19,600           20,300           39,900           54,500
Interest expense                                              (423,000)        (437,600)        (839,500)        (904,700)
                                                          ------------     ------------     ------------     ------------
      (Loss) earnings before income taxes                     (299,300)        (582,000)         215,100         (313,500)
Provision  for income taxes                                         --               --               --               --
                                                          ------------     ------------     ------------     ------------

      Net (loss) earnings                                 ($   299,300)    ($   582,000)    $    215,100     ($   313,500)
                                                          ============     ============     ============     ============


Basic (loss) earnings per share                           ($      0.08)    ($      0.24)    $       0.06     ($      0.13)
                                                          ============     ============     ============     ============

Basic weighted average common shares outstanding             3,601,100        2,423,400        3,429,500        2,421,500
                                                          ============     ============     ============     ============

Diluted  (loss) earnings per share                        ($      0.08)    ($      0.24)    $       0.06     ($      0.13)
                                                          ============     ============     ============     ============

Diluted weighted average common shares outstanding           3,601,100        2,423,400        3,436,100        2,421,500
                                                          ============     ============     ============     ============

     See accompanying notes to condensed consolidated financial statements.

FAMILY STEAK HOUSES OF FLORIDA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                           July 3,        January 2,
                                                            2002             2002
                                                        ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                            $    315,300     $    183,100
   Investments                                                45,500            2,100
   Receivables                                               112,100          159,800
   Current portion of mortgages receivable                   348,900           13,400
   Inventories                                               265,500          319,800
   Prepaid and other current assets                          313,300          284,400
                                                        ------------     ------------
      Total current assets                                 1,400,600          962,600

Mortgages receivable                                              --          342,000
                                                        ------------     ------------

Certificate of deposit                                        10,000           10,000

Property and equipment:
   Land                                                    9,022,200        9,317,000
   Buildings and improvements                             24,105,600       24,661,700
   Equipment                                              12,557,400       12,543,200
   Construction in progress                                   49,800               --
                                                        ------------     ------------
                                                          45,735,100       46,521,900
   Accumulated depreciation                              (17,526,200)     (16,940,100)
                                                        ------------     ------------
      Net property and equipment                          28,208,900       29,581,800


Property held for sale                                     2,994,300        2,523,700
Other assets, principally deferred charges,
   net of accumulated amortization                           814,600          841,000
                                                        ------------     ------------
                                                        $ 33,428,400     $ 34,261,100
                                                        ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  1,383,000     $  1,571,300
   Accounts payable - construction                             2,900          715,500
   Securities sold, not yet purchased                             --          159,500
   Accrued liabilities                                     2,093,800        2,362,800
   Current portion of long-term debt                         699,200          663,400
   Current portion of obligation under capital lease          20,200           17,700
                                                        ------------     ------------
      Total current liabilities                            4,199,100        5,490,200

Long-term debt                                            19,746,800       19,902,500
Obligation under capital lease                             1,011,400        1,025,800
                                                        ------------     ------------
      Total liabilities                                   24,957,300       26,418,500

Shareholders' equity:
   Preferred stock of $.01 par;
       authorized 10,000,000 shares;
       none issued                                                --               --
   Common stock of $.01 par;
       authorized 8,000,000 and 4,000,000 shares;
       outstanding 3,706,200 and 2,423,400 shares             37,100           32,500
   Additional paid-in capital                              9,872,400        9,466,600
   Accumulated deficit                                    (1,442,700)      (1,657,800)
   Accumulated other comprehensive income                      4,300            1,300
                                                        ------------     ------------
      Total shareholders' equity                           8,471,100        7,842,600
                                                        ------------     ------------
                                                        $ 33,428,400     $ 34,261,100
                                                        ============     ============

     See accompanying notes to condensed consolidated financial statements.

FAMILY STEAK HOUSES OF FLORIDA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            For the Six Months Ended
                                                          -----------------------------
                                                            July 03,          July 4,
                                                              2002             2001
                                                          ------------     ------------
Operating activities:
   Net earnings (loss)                                    $    215,100     ($   313,500)
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
      Depreciation and amortization                          1,109,000        1,047,300
      Asset valuation charge                                   260,000               --
      Directors' fees in the form of stock options              10,000            2,700
      Investment (gain) loss                                   (24,600)         496,200
      Amortization of loan fees                                 19,200           17,900
      Loss on disposition of equipment                          28,500           36,700
      Decrease (increase) in:
         Receivables                                            47,700            9,900
         Inventories                                            54,300          (79,500)
         Prepaids and other current assets                     (28,900)        (173,900)
         Other assets                                            1,700           (5,100)
       Increase (decrease) in:
         Accounts payable                                     (188,300)         230,500
         Accrued liabilities                                  (269,000)        (408,100)
                                                          ------------     ------------
Net cash provided by operating activities                    1,234,700          861,100
                                                          ------------     ------------
Investing activities:
   Purchases of investments                                   (175,300)              --
   Principal receipts on mortgages receivable                    6,500          165,700
   Proceeds from sale of investments                                --          780,900
   Proceeds from securities sold, not yet purchased                 --          500,600
   Capital expenditures                                     (1,202,300)      (2,302,500)
                                                          ------------     ------------
Net cash used in investing activities                       (1,371,100)        (855,300)
                                                          ------------     ------------
Financing activities:
   Payments on long-term debt and obligation under
     capital lease                                            (340,800)        (316,400)
   Proceeds from issuance of long-term debt                    209,000        1,157,300
   Payments of investment margin debt                               --         (165,100)
   Proceeds from issuance of common stock                      400,400               --
                                                          ------------     ------------
Net cash provided by financing activities                      268,600          675,800
                                                          ------------     ------------

Net increase in cash and cash equivalents                      132,200          681,600
Cash and cash equivalents - beginning of period                183,100          631,500
                                                          ------------     ------------

Cash and cash equivalents - end of period                 $    315,300     $  1,313,100
                                                          ============     ============
Noncash investing and financing activities:
   Net change in unrealized (loss) gain                   $      3,000     $    517,100
                                                          ============     ============
Supplemental disclosures of cash flow information:

   Cash paid during the period for interest               $    832,600     $    891,700
                                                          ============     ============

   Cash paid during the period for income taxes                     --               --
                                                          ============     ============

     See accompanying notes to condensed consolidated financial statements.

                      FAMILY STEAK HOUSES OF FLORIDA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 3, 2002

                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended July 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2002.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen and twenty-six weeks ended July 3, 2002 and July 4, 2001 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants. Due to the Company's net losses for the quarters ended July 3, 2002, and July 4 ,2001, and for the six months ended July 4, 2001, all potentially dilutive securities are antidilutive and have been excluded from the computation of diluted earnings per share for those periods.

Note 3.  Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the 2002 presentation.

Note 4.  Asset Valuation Charge

In accordance with Statement of Financial Accounting Standards ("SFAS") 144, and the Company's policy for impairment review (see Note 1 to the Consolidated Financial statements for the year ended January 2, 2002), the Company recognized an asset valuation charge of $260,000 in the quarter ended July 3, 2002.

Note 5.  New Accounting Pronouncements

In June 2001, the FASB issued SFAS 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 141 on July 1, 2001. The adoption of SFAS 141 did not have a material effect on the Company's financial position, results of operations or cash flows. The Company adopted SFAS 142 and SFAS 144 on January 3, 2002. The adoption of SFAS 142 and SFAS 144 did not have a material effect on the Company's financial position, results of operations or cash flows. The Company will adopt SFAS 143 effective January 2, 2003. It does not appear the adoption of SFAS 143 will have a material impact on the Company's financial position, results of operations or cash flows.

Note 6.  Subsequent Events

In July 2002, the Company completed a sales leaseback transaction to refinance one of its restaurants in Tampa, Florida. The Company sold the property for $3 million and paid off its existing mortgage of approximately $1.1 million on the property. The transaction will be accounted for as a capital lease beginning in the third quarter of 2002, with the gain on the sale realized over the twenty-year life of the lease. The lease agreement requires annual payments totaling $330,000, with increases of 10% every five years. Management plans to use the proceeds of the transaction to fund a portion of the construction cost of a new restaurant.

In August 2002, the Company entered into a twenty-year lease agreement for a new restaurant to be developed in Orlando, Florida. Under the terms of the lease agreement, the landlord would provide up to $1,150,000 for construction of the restaurant. The Company plans to use the proceeds of the sales leaseback transaction described above to fund the remaining cost of this project, estimated at approximately an additional $1 million, for equipment, impact fees and tenant improvements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     Management believes that the Company's policy regarding asset impairment is the Company's sole critical accounting policy. This policy, which is discussed in Note 1 to the Company's Consolidated Financial Statements for the year ended January 2, 2002, generally applies to the recoverability of a restaurant's carrying amount.

RESULTS OF OPERATIONS

QUARTER ENDED JULY 3, 2002 VERSUS JULY 4, 2001

     The Company experienced an increase in total sales during the second thirteen weeks of 2002 compared to the second thirteen weeks of 2001. Total sales increased 1.5%, due primarily to new stores opened in May 2001 and December 2001. Average unit sales per store increased 4.0% in the second quarter due to the successful opening of high-volume restaurants in May 2001 and December 2001, and the closure of low-volume restaurants in December 2001 and May 2002.

Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the second quarter of 2002 decreased 4.7% from the same period in 2001, compared to a decrease of 3.3% in the second quarter of 2001 as compared to 2000. The decrease in same-store sales results primarily from significant sales declines at certain restaurants which faced new competition in their markets compared to 2001, and due to the fact that the Easter holiday fell into the first quarter in 2002, compared to the second quarter in 2001.

     Management is seeking to continue to improve sales trends by focusing on improved restaurant operations, devising competitive strategies to offset the effects of new competition, continuing television advertising and making capital improvements to certain restaurants. The Company tested television advertising in 2001, and experienced some sales improvements. Management has implemented additional television advertising in the first two quarters of 2002 and is evaluating the results. If television advertising proves successful, management will adapt the Company's marketing strategy to place more focus on television advertising.

     The operating expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, and other operating expenses, which include repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 86.2% in the second quarter of 2002 from 88.2% in the same quarter of 2001.

     Food and beverage costs as a percentage of sales decreased to 36.9% in the second quarter of 2002 from 38.2% in the same period of 2001, primarily due to menu price increases implemented by the Company. Payroll and benefits as a percentage of sales decreased to 29.6% in the second quarter of 2002 from 29.8% in the same quarter of 2001, primarily due to decreased group health insurance.

     Other operating expenses as a percentage of sales decreased to 14.8% in the second quarter of 2002 compared from 15.4% in 2001, primarily due to costs associated with the opening of a new restaurant in 2001. Depreciation and amortization increased to 4.9% in 2002 from 4.8% in 2001.

     General and administrative expenses decreased as a percentage of sales to 6.3% in the second quarter of 2002, from 6.4% in the same quarter of 2001. Franchise fees increased as a percentage of sales to 4.0% in 2002 from 3.0% in 2001, in accordance with the Company's franchise agreement with Ryan's Properties, Inc. ("Ryan's"). Interest expense decreased to $423,000 during the second quarter of 2002 from $437,600 in 2001. The decrease was due to lower interest rates in 2002, offset by an increase in total debt at July 3, 2002 as compared to July 4, 2001.

     Net loss for the second quarter of 2002 was impacted by an asset valuation charge of $260,000, or 7 cents per share. This charge was based on management's review of the estimated disposal value of two closed restaurants held for sale.

     The results for the second quarter of 2002 include net realized gains of $6,800 from the sale of marketable securities, compared to net realized losses of $413,900 in the second quarter of 2001.

     The effective income tax rate for the quarters ended July 3, 2002 and July 4, 2001 was 0.0%.

     Net loss for the second quarter of 2002 was $299,300, compared to net loss of $582,000 in the second quarter of 2001. Net loss per share was $.08 for 2002, compared to net loss per share of $.24 in 2001.

SIX MONTHS ENDED JULY 3, 2002 VERSUS JULY 4, 2001

     For the six months ended July 3, 2002, total sales increased 5.2% compared to the same period of 2001, due to the opening of two new restaurants. Average unit sales increased 6.5% for the six months, due to high-volume sales at the two new restaurants and to the closure of two low-volume restaurants. Same-store sales decreased 3.7% for the six months ended July 3, 2002 from the same period in 2001.

     In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 84.4% for the first six months of 2002 from 86.3% in the same period of 2001.

     Food and beverage costs as a percentage of sales for the six month period ended July 3, 2002 decreased to 36.9% from 38.1% for the same period in 2001, primarily due to menu price increases. Payroll and benefits as a percentage of sales decreased to 28.5% in 2002 from 28.9% in 2001. The decrease was primarily due to reduced group health insurance expense, offset by higher workers' compensation costs.

     For the six months ended July 3, 2002, other operating expenses decreased to 14.2% from 14.6% in 2001, primarily due to decreased utilities costs and to costs incurred in 2001 associated with the opening of a new restaurant. Depreciation and amortization increased to 4.8% for the six-month period ended July 3, 2002, compared to 4.7% in 2001.

     Net loss for the first six months of 2002 was impacted by an asset valuation charge of $260,000, or 8 cents per share. This charge was based on management's review of the estimated disposal value of two closed restaurants held for sale.

     General and administrative expenses for the six-month periods ended July 3, 2002 and July 4, 2001 were 6.1% of sales. Franchise fees as a percentage of sales increased to 4.0% in 2002 from 3.0% in 2001, in accordance with the Company's franchise agreement with Ryan's. Interest expense decreased for the first six months to $839,500 from $904,700 for the same period in 2001, due to lower interest rates in 2002, offset by an increase in total debt at July 3, 2002 as compared to July 4, 2001.

     The results for the six months ended July 3, 2002 include net realized gains of $24,600 from the sale of marketable securities compared to net realized losses of $496,200 for the same period in 2001.

     The effective income tax rate for the six-month periods ended July 3, 2002 and July 4, 2001 was 0.0%. The 0% rate in 2002 was due to the use of net operating loss carryforwards to offset taxable income.

     Net earnings for the six months ended July 3, 2002 was $215,100 or $.06 per share, compared to net loss of $313,500, or $.13 per share for the same period in 2001.

     The  Company's  operations  are  subject  to  some  seasonal  fluctuations.
Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter or six months ended July 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

     At July 3, 2002, the Company had a working capital deficit of $2,798,500 compared to $4,527,600 at January 2, 2002. The decrease in the working capital deficit during the first six months of 2002 was due primarily to increases in earnings, cash from a private placement stock offering and the change in status of mortgages receivable to a current asset.

     Cash provided by operating activities increased to $1,234,700 in the first six months of 2002 from $861,100 in the same period of 2001. This increase was primarily due to the increased earnings in 2002.

     The Company spent $1,202,300 in the first six months of 2002 for property and equipment. Total capital expenditures for 2002, based on present costs and plans for capital improvements, are estimated to be approximately $2.5 million. This amount is based on budgeted expenditures for building improvements and equipment for two new restaurants scheduled to open in 2003, remodels of several restaurants, and normal recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). The Company has raised sufficient capital to fund the remodels and two new restaurants through a private placement stock offering (see discussion below) a sales leaseback of an existing restaurant and a twenty-year lease agreement for a new restaurant (see Note 6:
"Subsequent Events"). The Company's ability to open new restaurants is also dependent upon its ability to locate suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies. The sufficiency of the Company's cash to fund operations and necessary Capital Maintenance Items will depend primarily on cash provided by operating activities.

     On October 1, 2001, the Company completed a Rights Offering ("the Offering") for its shareholders of record as of August 10, 2001. The Company raised $838,100 net of offering costs from the Offering, and issued 827,583 shares of common stock to shareholders exercising rights. Glen F. Ceiley, the chairman of the Company's board of directors, Bisco Industries, Inc. ("Bisco"), a company for which Mr. Ceiley is the sole shareholder and president and other affiliates of Mr. Ceiley purchased 822,280 shares in the Offering. In April 2002, the Company completed a private placement with Bisco for 435,000 shares at $0.92 per share, which was primarily based on the average closing price of the Company's common stock on the ten trading days prior to the sale. The Company plans to use the $400,200 proceeds from this sale to fund the remodels discussed above.

     In July 2002, the Company completed a sales leaseback transaction to refinance one of its restaurants in Tampa, Florida. The Company sold the property for $3 million and paid off its existing mortgage of approximately $1.8 million on the property. The transaction will be accounted for as a capital lease beginning in the third quarter of 2002, with the gain on the sale realized over the twenty-year life of the lease. The lease agreement requires annual payments totaling $330,000, with increases of 10% every five years. Management plans to use the proceeds of the transaction to fund a portion of the construction of a new restaurant in Orlando, Florida. (See Note 6: "Subsequent Events")

     Beginning in December 1996, the Company entered into a series of loan agreements with FFCA Mortgage Corporation, which is now known as GE Capital Franchise Finance Corporation ("GE Capital"). As of July 3, 2002, the outstanding balance due under the Company's various loans with GE Capital was $20,446,000. The weighted average interest rate for the GE Capital loans is 7.4% at July 3, 2002. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of new restaurants.

     Management estimates the cost of opening one new restaurant based on current average costs to be $2,900,000. The Company is currently negotiating a financing commitment with GE Capital that, when completed, would provide approximately $2,800,000, which would be used to fund construction of a new restaurant scheduled for opening in 2003. Management plans to fund any new restaurant construction either by the GE Capital funding, sales leaseback financing, developer-funded leases, refinancing existing restaurants, or attempting to get additional financing from other lenders.

     In 2001, the Company paid franchise fees of 3% of gross sales. The franchise agreement required that the franchise fee increase to 4% beginning January 3, 2002. The increase cost the Company an additional $233,300 in the first six months of 2002, and management projects that it will increase the Company's franchise fee expense by more than $400,000 per year.

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

RECENT DEVELOPMENTS

Status of Company's Stock with NASDAQ

     On August 7, 2002, the Company received notice from NASDAQ that the Company's closing bid price had declined below $1.00 per share. Accordingly, NASDAQ informed the Company that in order to continue the listing of the Company's securities on the Nasdaq SmallCap Market ("SmallCap"), the closing bid price of the Company's common stock must be a minimum of $1.00 per share for ten consecutive trading days on or before February 3, 2003, at which time NASDAQ would determine if the Company meets any of the initial listing criteria for SmallCap. One of these criteria is to have stockholder's equity of $5 million. Considering that the Company's stockholders' equity as of July 3, 2002 was $8,471,100, it is likely that the Company will comply with this criteria. If the Company has not met the $1.00 minimum bid price requirement before February 3, 2003, but does meet the $5 million equity criteria, NASDAQ will allow an additional 180 days for the Company to meet the $1.00 minimum bid price requirements, or until August 2, 2003.

     If the Company's stock is delisted from NASDAQ, trading in the Common Stock would thereafter be conducted on the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers, Inc.'s "Electronic Bulleting Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the number of shares that could be bought and sold, but also as a result of delays in the timing of the transactions, the news media's coverage of the Company, lower prices for the Company's securities than might otherwise be attained and a larger spread between the bid and asked prices for the Company's securities.

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

Closure of Restaurant

     On May 6, 2002, the Company closed its restaurant in Neptune Beach, Florida. After this closure, the Company has twenty-two operating restaurants. The Company's franchise agreement with Ryan's requires that to avoid being in default the Company must operate 22 restaurants at the end of 2002, and 24 restaurants at the end of 2003. The Company expects to be in compliance with the requirements of the franchise agreement.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no significant changes in the Company's exposure to market risk during the first six months of 2002. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2002.

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

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On June 6, 2002, the Company held its annual meeting of shareholders to elect directors to serve for the upcoming year.

          (b) The following table sets forth the number of votes for and against each of the nominees for director.

          Nominee                          For     Withheld

          Glen F. Ceiley                2,902,527    55,394
          Jay Conzen                    2,902,573    55,348
          Stephen Catanzaro             2,902,823    55,098
          William Means                 2,902,815    55,106

          The Company is unable to determine the number of broker non-votes.

          Glen F. Ceiley, Jay Conzen, Stephen Catanzaro and William Means were elected as directors by the affirmative vote of a majority of the 2,957,921 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.

          The following tables set forth votes for, against, abstention and non-votes, regarding approval of the following items by shareholders:

                                      For        Against    Abstain    Non-Votes

Amendment to increase the          2,849,126     105,654      3,141       -
authorized number of shares of
common stock from four million
to eight million.

Amendment to eliminate the 75%     2,067,087     115,268      4,554    771,012
vote requirement for
transactions with related
corporations

Amendment to change the            2,066,912     113,388      6,609    771,012
requisite shareholder vote to
approve amendments to the
articles of incorporation and
to permit such amendments to
be adopted by shareholder
consent.

Approval of the 2002 Long-Term     2,009,740     172,570      4,599    771,012
Incentive Plan

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are filed as part of the report on Form 10-Q, and the list comprises the Exhibit Index.

Exhibit 10.01

Contract for sale and leaseback of restaurant property between the Company and After Ours, LLC, dated June 10, 2002.

Exhibit 10.02

Lease agreement for restaurant property between the Company and After Ours, LLC, dated July 12, 2002.

Exhibit 10.03

Lease agreement between the Company and E.D.I. Investments, Inc. for a restaurant property, dated August 5, 2002.

Exhibit 11.1

The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:

                                      Three Months Ended                   Six Months
                                   7/03/02          7/04/01          7/03/02         7/04/01
                                ------------     ------------     ------------    ------------
Basic:
  Weighted average common
   shares outstanding used
   in computing basic (loss)
   earnings per share              3,601,100        2,423,400        3,429,500       2,421,500
                                ============     ============     ============    ============
  Basic (loss) earnings
   per share                    $       (.08)    $       (.24)    $        .06    $       (.13)
                                ============     ============     ============    ============
Diluted:
  Weighted average common
   shares outstanding              3,601,100        2,423,400        3,429,500       2,421,500

  Effects of dilutive stock
   options                                                               6,600
                                ------------     ------------     ------------    ------------
  Shares used in computing
   diluted (loss) earnings
   per share                       3,601,100        2,423,400        3,436,100       2,421,500
                                ============     ============     ============    ============
  Diluted (loss) earnings
   per share                    $       (.08)    $       (.24)    $        .06    $       (.13)
                                ============     ============     ============    ============

Exhibit 99.1: Certification of Periodic Reports by Chief Executive Officer

Exhibit 99.2: Certification of Periodic Reports by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FAMILY STEAK HOUSES OF FLORIDA, INC.
                                   (Registrant)

                                   /s/ Glen F. Ceiley
                                   -------------------------------
Date:  August 15, 2002             Glen F. Ceiley
                                   Chairman of the Board



                                   /s/ Edward B. Alexander
                                   ------------------------------------
Date:  August 15, 2002             Edward B. Alexander
                                   Executive Vice President / CFO
                                   (Principal Financial and Accounting
                                   Officer)