Form 10-Q
period 2002-10-02
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2002-11-15
CIK 784539

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                        For the Quarter ended October 2, 2002

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

                               Yes  X      No_____


   Title of each class                  Number of shares outstanding

      Common Stock                                3,706,200
     $.01 par value                         As of November 8, 2002

Family Steak Houses of Florida, Inc.
Condensed Consolidated Results of Operations
(Unaudited)

                            For The Quarters Ended  For The Nine Months Ended
                            ----------------------  -------------------------
                            October 2,   October 3, October 2,    October 3,
                               2002         2001       2002          2001
                           ----------   ----------- ------------ ------------
Revenues:
  Sales                    $9,525,900   $10,099,300  $32,855,700 $32,276,500
  Vending revenue              47,000        53,100      152,500     163,000
                           ----------   -----------  ----------- -----------
Total revenues              9,572,900    10,152,400   33,008,200  32,439,500
                           ----------   -----------  ----------- -----------

Cost and expenses:
  Food and beverage         3,589,700     3,844,600   12,205,900  12,284,900
  Payroll and benefits      2,993,200     3,131,100    9,649,500   9,639,500
  Depreciation and
    amortization              558,500       560,100    1,667,500   1,607,400
  Other operating expenses  1,637,300     1,654,700    4,934,300   4,884,100
  General and administrative
    expenses                  596,900       674,600    2,032,300   1,938,300
  Franchise fees              381,000       302,600    1,313,800     967,300
  Asset valuation charge           --            --      260,000          --
  Loss on store closings and
    disposition of equipment   68,800        43,600      207,300     144,000
                            ---------   -----------  ----------- -----------
                            9,825,400    10,211,300   32,270,600  31,465,500
                            ---------   -----------  ----------- -----------

     (Loss) earnings
     from operations         (252,500)      (58,900)     737,600     974,000

Investment (loss) gain           (100)       55,300       24,500    (440,900)
Interest and other income      56,600        21,700       96,500      76,200
Interest expense             (458,200)     (415,200)  (1,297,700) (1,319,900)
                            ---------   -----------  ----------- -----------

    Loss before income taxes (654,200)     (397,100)    (439,100)   (710,600)
Provision  for income taxes        --            --           --          --
                            ---------   -----------  ----------- -----------

     Net loss               ($654,200)    ($397,100)   ($439,100)  ($710,600)
                            =========   ===========  =========== ===========


Basic loss per share           ($0.18)       ($0.16)      ($0.12)     ($0.29)
                            =========   ===========  =========== ===========

Basic weighted average
common shares outstanding   3,706,200     2,432,500    3,521,700   2,425,200
                            =========   ===========  =========== ===========


Diluted loss per share         ($0.18)       ($0.16)      ($0.12)     ($0.29)
                            =========   ===========  =========== ===========

Diluted weighted average
common shares outstanding   3,706,200     2,432,500    3,521,700   2,425,200
                            =========   ===========  =========== ===========


See accompanying notes to condensed consolidated financial statements.

Family Steak Houses of Florida, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

                                              October 2,     January 2,
                                                 2002           2002
                                             ----------     -----------

ASSETS
Current assets:
  Cash and cash equivalents                  $1,122,500        $183,100
  Investments                                   136,900           2,100
  Receivables                                   106,000         159,800
  Current portion of mortgages receivable       345,400          13,400
  Inventories                                   271,500         319,800
  Prepaid and other current assets              370,000         284,400
                                             ----------     -----------

    Total current assets                      2,352,300         962,600

Mortgages receivable                                 --         342,000

Certificate of deposit                           10,000          10,000

Property and equipment:
  Land                                        8,231,700       9,317,000
  Buildings and improvements                 24,241,100      24,661,700
  Equipment                                  12,681,200      12,543,200
  Construction in progress                       19,400              --
                                             ----------     -----------
                                             45,173,400      46,521,900
  Accumulated depreciation                  (17,344,400)    (16,940,100)
                                             ----------     -----------
    Net property and equipment               27,829,000      29,581,800


Property held for sale                        2,961,700       2,523,700
Other assets, principally deferred
charges,net of accumulated amortization         958,100         841,000
                                             ----------     -----------
                                            $34,111,100     $34,261,100
                                            ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $1,271,500      $1,571,300
  Accounts payable - construction                 2,900         715,500
  Securities sold, not yet purchased                 --         159,500
  Accrued liabilities                         2,182,000       2,362,800
  Investment margin debt                         10,200              --
  Current portion of long-term debt             667,000         663,400
  Current portion of obligations
    under capital lease                          27,200          17,700
                                             ----------     -----------

    Total current liabilities                 4,160,800       5,490,200

Long-term debt                               18,506,600      19,902,500
Obligations under capital lease               2,318,000       1,025,800
Deferred gain                                 1,328,900              --
Deferred rent                                     7,900              --
                                             ----------     -----------

    Total liabilities                        26,322,200      26,418,500

Shareholders' equity:
  Preferred stock of $.01 par;
    authorized 10,000,000 shares;
    none issued                                      --              --
  Common stock of $.01 par;
    authorized 8,000,000 and 4,000,000 shares;
    outstanding 3,706,200 and 3,251,000 shares   37,100          32,500
  Additional paid-in capital                  9,877,400        9,466,600
  Accumulated deficit                        (2,096,900)      (1,657,800)
  Accumulated other comprehensive
    (loss) income                               (28,700)           1,300
                                             ----------     -----------

     Total shareholders' equity               7,788,900        7,842,600
                                             ----------     -----------
                                            $34,111,100      $34,261,100
                                            ===========     ============

See accompanying notes to condensed consolidated financial statements.

Family Steak Houses of Florida, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                  For the Nine Months Ended
                                                  -------------------------
                                                   October 2,     October 3,
                                                      2002           2001
                                                  ------------  ------------

Operating activities:
  Net loss                                         ($439,100)      ($710,600)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                   1,667,500      1,607,400
    Asset valuation charge                            260,000             --
    Directors' fees in the form of stock options       15,000          4,000
    Investment (gain) loss                            (24,500)       440,900
    Amortization of loan fees                          56,700         27,100
    Amortization of deferred gain                     (17,700)            --
    Loss on disposition of equipment                   59,900         61,800
    Decrease (increase) in:
      Receivables                                      53,800        (20,300)
      Inventories                                      48,300        (73,300)
      Prepaids and other current assets               (85,600)       (92,200)
      Other assets                                    (30,700)       (53,400)
    (Decrease) increase in:
      Accounts payable                               (299,800)        (8,000)
      Accrued liabilities                            (251,700)      (328,300)
      Deferred Rent                                     7,900             --
                                                   ----------       ---------
Net cash provided by operating activities           1,020,000        855,100
                                                   ----------       ---------

Investing activities:
  Purchases of investments                           (303,600)      (332,800)
  Principal receipts on mortgages receivable           10,000        168,800
  Proceeds from sale of investments                     3,800        797,400
  Proceeds from securities sold, not yet purchased         --        500,600
  Capital expenditures                             (1,672,100)    (3,565,300)
  Proceeds from sale of assets held for sale           32,600             --
                                                   ----------     -----------
Net cash used in investing activities              (1,929,300)    (2,431,300)
                                                  -----------     -----------

Financing activities:
  Payments on long-term debt and obligations
    under capital lease                            (1,619,600)      (543,800)
  Proceeds from issuance of long-term debt            209,000      1,865,800
  Proceeds from sale-leaseback                      3,000,000             --
  Payment of sale-leaseback costs                    (151,300)            --
  Proceeds from rights offering                            --        817,000
  Proceeds from (payments of) investment margin debt   10,200       (165,100)
  Proceeds from issuance of common stock              400,400          8,300
                                                   ----------     ----------
Net cash provided by financing activities           1,848,700      1,982,200
                                                   ----------     ----------

Net increase in cash and cash equivalents             939,400        406,000
Cash and cash equivalents - beginning of period       183,100        631,500
                                                   ----------     ----------

Cash and cash equivalents - end of period          $1,122,500     $1,037,500
                                                   ==========     ==========

Supplemental disclosures of cash flow information:

     Cash paid during the period for interest      $1,253,300     $1,358,300
                                                   ==========     ==========

     Cash paid during the period for income taxes          --             --
                                                   ==========     ==========

Noncash investing and financing activities:
     Net change in unrealized gain                   ($30,000)      $515,100
                                                   ===========     =========

     Capital lease entered to acquire building     $1,320,000             --
                                                   ==========     ==========

See accompanying notes to condensed consolidated financial statements

                        FAMILY STEAK HOUSES OF FLORIDA, INC.

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 October 2, 2002

                                    (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and thirty-nine week periods ended October 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2002.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the quarters and nine months ended October 2, 2002 and October 3, 2001 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants. Due to the Company's net losses for the quarters and nine months ended October 2, 2002, and October 3, 2001, all potentially dilutive securities are antidilutive and have been excluded from the computation of diluted earnings per share for those periods.

Note 3.  Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the 2002 presentation.

Note 4.  Asset Valuation Charge

In accordance with Statement of Financial Accounting Standards
("SFAS") 144, and the Company's policy for impairment review (see
Note 1 to the Consolidated Financial Statements for the year ended January 2, 2002), the Company recognized an asset valuation charge of $260,000 in the nine months ended October 2, 2002.

Note 5.  Sale Leaseback Transaction

In July 2002, the Company completed a sale leaseback transaction to refinance one of its restaurants in Tampa, Florida. The Company sold the property for $3 million and paid off its existing mortgage of approximately $1.1 million on the property. Beginning in the third quarter of 2002, the leaseback of the building is accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with the deferred gain on the sale being recognized over the twenty-year life of the lease. The lease agreement requires current annual payments of $330,000, with increases of 10% every five years.

Note 6.  New Accounting Pronouncements

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

In April 2002, the FASB issued SFAS 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions related to SFAS 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies Emerging Issues Task Force No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the standard effective January 2, 2003.

Note 7.  Subsequent Event

On October 29, 2002, the Company completed a transaction with GE Capital Franchise Finance Corporation ("GE Capital") that refinanced two existing mortgages on restaurant properties in order to provide funding of approximately $1.1 million. The Company plans to use the proceeds of this transaction and an additional $1.7 million available from a commitment from GE Capital to build a new restaurant expected to open in mid-2003.

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

Results of Operations

Quarter Ended October 2, 2002 versus October 3, 2001

     The Company experienced a decrease in sales during the third quarter of 2002 compared to the third quarter of 2001. Total sales decreased 5.7%. Average unit sales per store decreased 1.4% in the third quarter over the same period in 2001. Same-store sales
(average unit sales in restaurants that have been open for at least
18 months and operating during comparable weeks during the current and prior year) in the third quarter of 2002 decreased 8.8% from the same period in 2001, compared to a decrease of 2.7% in the third quarter of 2001 as compared to 2000. The decrease in both total sales and same-store sales resulted primarily from significant sales declines at certain restaurants which faced new competition or road construction in their markets compared to 2001, and to a slowing economy.

     Management is seeking to improve sales trends by focusing on improved restaurant operations, devising competitive strategies to offset the effects of new competition, promoting its restaurants, extensive meal selection, focusing on local store marketing initiatives, continuing television advertising and making capital improvements to certain restaurants. The Company tested television advertising in 2001, and experienced some sales improvements. Management has implemented additional television advertising in the first three quarters of 2002 and continues to evaluate the results. If television advertising proves successful, management will adapt the Company's marketing strategy to place more focus on television advertising.

     Historically, the third and fourth quarters of each fiscal year are less profitable for the Company than the first and second quarters. Even if the sales trends improve, the Company is likely to incur losses in the fourth quarter.

     The operating expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, and other operating expenses, which include repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 92.2% in the third quarter of 2002 from 91.0% in the same quarter of 2001.

     Food and beverage costs as a percentage of sales decreased to 37.7% in the third quarter of 2002 from 38.1% in the same period of 2001, primarily due to menu price increases implemented by the Company. Payroll and benefits as a percentage of sales increased to 31.4% in the third quarter of 2002 from 31.0% in the same quarter of 2001, primarily due to increased workers' compensation expenses.

     Other operating expenses as a percentage of sales increased to 17.2% in the third quarter of 2002 compared from 16.4% in 2001, primarily due to increases in property insurance costs, and to increased rent expense from a refinancing of a restaurant property through a sales leaseback transaction (see "Liquidity and Capital Resources"). Depreciation and amortization as a percentage of sales increased to 5.9% in 2002 from 5.5% in 2001, due to the decline in total sales.

     General and administrative expenses decreased as a percentage of sales to 6.3% in the third quarter of 2002, from 6.7% in the same quarter of 2001, due to the write-off of costs in 2001 associated with a restaurant that was not developed. Franchise fees increased as a percentage of sales to 4.0% in 2002 from 3.0% in 2001, in accordance with the Company's franchise agreement with Ryan's Properties, Inc. ("Ryan's"). Interest expense increased to $458,200 during the third quarter of 2002 from $415,200 in 2001. The increase was due to an increase in total debt at October 2, 2002 as compared to October 3, 2001.

     The results of operations for the third quarter of 2002 include net realized losses of $100 from the sale of marketable securities, compared to net realized gains of $55,300 in the third quarter of 2001.

     The effective income tax rate for the quarters ended October 2, 2002 and October 3, 2001 was 0.0%.

     Net loss for the third quarter of 2002 was $654,200, compared to net loss of $397,100 in the third quarter of 2001. Net loss per share was $.18 for 2002, compared to net loss per share of $.16 in 2001.

Nine Months Ended October 2, 2002 versus October 3, 2001

     For the nine months ended October 2, 2002, total sales increased 1.8% compared to the same period of 2001, due to the opening of two new restaurants. Average unit sales increased 3.1% for the nine months. Same-store sales decreased 5.3% for the nine months ended October 2, 2002 from the same period in 2001, for the same reasons mentioned above for the quarter.

     In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 86.6% for the first nine months of 2002 from 88.0% in the same period of 2001.

     Food and beverage costs as a percentage of sales for the nine month period ended October 2, 2002 decreased to 37.2% from 38.1% for the same period in 2001, primarily due to menu price increases. Payroll and benefits as a percentage of sales decreased to 29.4% in 2002 from 29.9% in 2001. The decrease was primarily due to reduced group health insurance expense, offset by higher workers' compensation costs.

     For the nine months ended October 2, 2002, other operating expenses as a percentage of sales decreased to 15.0% from 15.1% in 2001, primarily due to decreased utilities costs and to costs incurred in 2001 associated with the opening of a new restaurant, offset by higher property insurance expenses. Depreciation and amortization as a percentage of sales increased to 5.1% for the nine-month period ended October 2, 2002, compared to 5.0% in 2001.

     Net loss for the first nine months of 2002 was impacted by an asset valuation charge of $260,000, or 7 cents per share. This charge was based on management's review of the estimated disposal value of two closed restaurants held for sale.

     General and administrative expenses for the nine-month periods ended October 2, 2002 and October 3, 2001 were 6.2% and 6.0% of sales, respectively. Franchise fees as a percentage of sales increased to 4.0% in 2002 from 3.0% in 2001, in accordance with the Company's franchise agreement with Ryan's. Interest expense decreased for the first nine months of 2002 to $1,297,700 from $1,319,900 for the same period in 2001, due to lower interest rates in 2002, offset by an increase in total debt at October 2, 2002 as compared to October 3, 2001.

     The results of operations for the nine months ended October 2, 2002 include net realized gains of $24,500 from the sale of marketable securities compared to net realized losses of $440,900 for the same period in 2001.

     The effective income tax rate for the nine-month periods ended October 2, 2002 and October 3, 2001 was 0.0%.

     Net loss for the nine months ended October 2, 2002 was $439,100 or $.12 per share, compared to net loss of $710,600, or $.29 per share for the same period in 2001.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter or nine months ended October 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2003.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories. As a result, working capital requirements for continuing operations are not significant.

     At October 2, 2002, the Company had a working capital deficit of $1,808,500 compared to $4,527,600 at January 2, 2002. The decrease in the working capital deficit during the first nine months of 2002 was due primarily to cash from a private placement stock offering, the change in status of mortgages receivable to a current asset, and cash from the completion of a sale leaseback refinancing of one of its restaurants.

     Cash provided by operating activities increased to $1,020,000 in the first nine months of 2002 from $855,100 in the same period of 2001. This increase was primarily due to decreased losses and investment gains in 2002.

     The Company spent approximately $1,672,100 in the first nine months of 2002 for property and equipment. Total capital expenditures for 2002, based on present costs and plans for capital improvements, are estimated to be approximately $2.2 million. This estimate is based on expenditures incurred through September 2002 plus budgeted expenditures for scheduled remodels of three restaurants and normal recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). The Company has raised sufficient capital to fund these expenditures and the construction of two new restaurants expected to open in 2003 through a private placement stock offering (see discussion below), a sale leaseback of an existing restaurant, a twenty-year lease agreement for a new restaurant and a refinancing of debt related to two existing restaurants (see Note 7: "Subsequent Events"). In addition, the Company has a commitment from GE Capital to fund $1.7 million for a new restaurant.

Management estimates the cost of opening one new restaurant based on current average costs to be approximately $2,900,000. To the extent the Company decides to open new restaurants in 2004 and beyond, management plans to fund any new restaurant construction either by the GE Capital funding, sales leaseback financing, developer-funded leases, refinancing existing restaurants, or attempting to get additional financing from other lenders. The Company's ability to open new restaurants is also dependent upon its ability to locate suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies. The sufficiency of the Company's cash to fund operations and necessary
Capital Maintenance Items will depend primarily on cash provided by operating activities.

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

     In April 2002, the Company completed a private placement with Bisco for 435,000 shares at $0.92 per share, which was based on the average closing price of the Company's common stock on the ten trading days prior to the sale. The Company used the $400,200 proceeds from this sale to fund remodels of several restaurants in 2002.

     In July 2002, the Company completed a sale leaseback transaction to refinance one of its restaurants in Tampa, Florida. The Company sold the property for $3 million and paid off its existing mortgage of approximately $1.1 million on the property. Beginning in the third quarter of 2002, the leaseback of the building is accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with the deferred gain on the sale being recognized over the twenty-year life of the lease. The lease agreement requires current annual payments of $330,000, with increases of 10% every five years. Management plans to use the proceeds of the transaction to fund a portion of the construction of a new restaurant in Orlando, Florida in 2003.

     On October 29, 2002, the Company completed a transaction with GE Capital Franchise Finance Corporation ("GE Capital") that refinanced two existing mortgages on restaurant properties in order to provide funding of approximately $1.1 million. The Company plans to use the proceeds of this transaction and an additional $1.7 million available from a commitment from GE Capital to build a new restaurant expected to open in mid-2003.

     The Company has entered into a series of loan agreements with FFCA Mortgage Corporation, which is now known as GE Capital. As of October 2, 2002, the outstanding balance due under the Company's various loans with GE Capital was $19,173,600. The weighted average interest rate for the GE Capital loans is 7.4% at October 2, 2002.

     In 2001, the Company paid franchise fees of 3% of gross sales. The franchise agreement required that the franchise fee increase to 4% beginning January 3, 2002. The increase cost the Company an additional $328,600 in the first nine months of 2002, and management projects that it will increase the Company's franchise fee expense by more than $400,000 per year.

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

Recent Developments

Status of Company's Stock with NASDAQ

     On August 7, 2002, the Company received notice from NASDAQ that the Company's closing bid price had declined below $1.00 per share. Accordingly, NASDAQ informed the Company that in order to continue the listing of the Company's securities on the Nasdaq SmallCap Market ("SmallCap"), the closing bid price of the Company's common stock must be a minimum of $1.00 per share for ten consecutive trading days on or before February 3, 2003, at which time NASDAQ would determine if the Company meets any of the initial listing criteria for SmallCap. One of these criteria is to have stockholder's equity of $5 million. Considering that the Company's stockholders' equity as of October 2, 2002 was $7,788,900, it is likely that the Company will comply with this criteria. If the Company has not met the $1.00 minimum bid price requirement before February 3, 2003, but does meet the $5 million equity criteria, NASDAQ will allow an additional 180 days for the Company to meet the $1.00 minimum bid price requirements, or until August 2, 2003.

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

Item 3.  Qualitative and Quantitative Disclosure about Market Risk

     There have been no significant changes in the Company's exposure to market risk during the first nine months of 2002. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2002.

Item 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who serves as the principal executive officer), Chief Financial Officer (who serves as the principal financial and accounting officer), Controller and another member of the Office of the President. Based upon that evaluation, the Company's Chairman, Chief Financial Officer and Controller have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, include the Company's Chairman, Chief Financial Officer and Controller as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in internal control. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The Company is party to, or threatened with, litigation from time to time, in the normal course of its business. Management, after reviewing all pending and threatened legal proceedings, considers that the aggregate liability or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position or operation of the Company. The Company will, from time to time when appropriate in management's estimation, record adequate reserves in the Company's financial statements for pending litigation. The Company is not party to any litigation as of October 2, 2002.

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) The following exhibits are filed as part of the report on Form 10-Q, and the list comprises the Exhibit Index.

Exhibit 10.01: Form of Amended and Restated Mortgage Agreement
               between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002.

Exhibit 10.02: Form of Promissory Note between the Company and GE
               Capital Franchise Finance Corporation dated October
               21, 2002.

Exhibit 10.03: Form of Loan Agreement between the Company and GE
               Capital Franchise Finance Corporation dated October
               21, 2002.

Exhibit 10.04: Lease agreement between the Company and Barnhill's
               Buffet, Inc. for a restaurant property in Orange Park, Florida.

Exhibit 10.05: Lease agreement between the Company and Barnhill's
               Buffet, Inc. for a restaurant property in Neptune
               Beach, Florida.

Exhibit 11.1

The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:

                               Three Months Ended      Nine Months Ended
                             10/02/02   10/03/01     10/02/02     10/03/01
Basic:
  Weighted average common
   shares outstanding used
   in computing basic loss
   per share                  3,706,200   2,432,500   3,521,700  2,425,200
                              =========   =========   =========  =========
  Basic loss per share        $    (.18)   $   (.16)   $   (.12) $   (.29)
                              =========  ==========   =========  =========
Diluted:
  Weighted average common
   shares outstanding         3,706,200  2,432,500    3,521,700  2,425,200

  Effects of dilutive stock
   options                         ---         ---          ---       ---
                              ---------  ----------   ----------  --------
  Shares used in computing
   diluted loss per share     3,706,200   2,432,500   3,521,700  2,425,200
                              =========   =========   =========  =========
  Diluted loss per share      $   (.18)   $   (.16)   $    (.12) $   (.29)
                              =========   =========   ========  =========


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


                           FAMILY STEAK HOUSES OF FLORIDA, INC.
                           (Registrant)



                          /s/ Glen F. Ceiley
Date:  November 13, 2002  Glen F. Ceiley
                          Chairman of the Board
                          Principal Executive Officer



                          /s/ Edward B. Alexander
Date:  November 13, 2002  Edward B. Alexander
                          Executive Vice President / CFO
                          (Principal Financial and Accounting
                          Officer)

CERTIFICATIONS

I, Glen F. Ceiley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Family Steak Houses of Florida, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules
   13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
      (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
      Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                    /s/ Glen F. Ceiley
                                    Glen F. Ceiley
                                    Chairman of the Board
                                    Principal Executive Officer

I, Edward B. Alexander, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Family Steak Houses of Florida, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                    /s/ Edward B. Alexander
                                    Edward B. Alexander
                                    Executive Vice President
                                    Chief Financial Officer

Exhibit 99.1:  Certification of Periodic Reports

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending October 2, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glen F. Ceiley, Principal Executive Officer/Chairman of the Board of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:

     (1). The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 13, 2002                   By:  /s/ Glen F. Ceiley
                                          Glen F. Ceiley
                                          Principal Executive Officer/
                                          Chairman of the Board

Exhibit 99.2:  Certification of Periodic Reports


            CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending October 2, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward B. Alexander, Executive Vice President/ Chief Financial Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:


     (1). The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 13, 2002                   By: /s/ Edward B. Alexander
                                          Edward B. Alexander
                                          Executive Vice President/
                                          Chief Financial Officer