Form 10-K
period 2003-01-03
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2003-03-21
CIK 784539

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _____________

                                  FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                       OF THE SECURITIES AND EXCHANGE ACT
(Mark One)
   (X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 1, 2003
                                   OR
   (  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File No. 0-14311

                    FAMILY STEAK HOUSES OF FLORIDA, INC.
             (exact name of registrant as specified in its charter)

   Florida                                               No. 59-2597349
(State of Incorporation)                     (I.R.S. Employer Identification)

                          2113 Florida Boulevard
                       Neptune Beach, Florida 32266
                 (Address of Principal Executive Offices)
    Registrant's telephone number, including area code:  (904) 249-4197
       Securities registered pursuant to Section 12(b) of the Act:
                                    None
       Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.01 Par Value
                              (Title of Class)
                               ______________

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

     Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 126-2 of the Act.
                            YES [   ]  NO [ X  ]

     As of February 28, 2003, 3,706,200 shares of Common Stock of the registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the NASDAQ SmallCap Market System on February 28, 2003, as reported in The Wall Street Journal) held by non-affiliates of the registrant was approximately $636,400.

                     Documents Incorporated by Reference
     Portions of the registrant's 2002 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

     A Ryan's restaurant is a family-oriented restaurant serving high-quality, reasonably-priced food in a casual atmosphere with server-assisted service. The restaurants feature self-service scatter bars with a variety of over 100 fruit, vegetable and meat entree items, bakery and dessert bar, drink refills and table service. Several restaurants feature a display cooking area, where guests can have grilled-to-order steaks, chicken, pork chops and other items, all of which is included in the price of the buffet. The Company believes that its operating strategy of selling top-quality meals at reasonable prices creates a perception of value to its customers.

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

Franchise Agreement

     The Company operates its Ryan's restaurants under a Franchise Agreement between the Company and Ryan's dated as of September 16, 1987, which amended and consolidated all previous franchise agreements (as amended, the "Franchise Agreement"). The Franchise Agreement extends through December 31, 2010 and provides for two additional ten-year renewal options. The renewal options are subject to certain conditions, including the condition that the Company has performed its obligations under the Franchise Agreement during its original term.

     In October 1996, the Company amended the Franchise Agreement with Ryan's. The amended Franchise Agreement requires the Company to pay a monthly royalty fee of 3.0% through December 2001 and 4.0% thereafter on the gross receipts of each Ryan's Family Steak House restaurant. Total royalty fee expenses were $1,681,600, $1,260,300 and $1,197,600 for fiscal years
2002, 2001 and 2000 respectively.

     The Franchise Agreement granted the Company the exclusive right to open Ryan's restaurants in North and Central Florida. In order to maintain this exclusivity, the Company was required to have a total of 25 Ryan's restaurants operating on December 31, 2001. At December 31, 2001, the Company was only operating 23 restaurants. On January 4, 2002, the Company was notified by Ryan's that it had exercised its option to terminate the exclusive nature of the Company's franchise rights within North and Central Florida. Management believes that if Ryan's builds restaurants in the Company's territories, it could limit the Company's potential to locate and develop suitable restaurant sites in the future.

     The following schedule outlines the number of Ryan's restaurants required to be operated by the Company as of December 31 of each year under the amended Franchise Agreement. Failure to maintain the required number of restaurants is a default under the agreement, and could result in the Company losing the right to operate under the Ryan's name.

                                   Number of
                              Restaurants Required to
End of Fiscal Year               be in Operation

       2002                             22
       2003                             24
       2004                             25
       2005                             27
       2006                             28

     The Company was in compliance with this schedule as of the year ended January 1, 2003. However, based on management's current plan to sell or sublease certain under-performing restaurants, it is unlikely that the company will meet the requirement as of fiscal year end 2003. Management has attempted to negotiate a potential solution with Ryan's to resolve this issue, and has inquired as to whether Ryan's will consider a shortage in restaurants a default under the Franchise Agreement. However, no agreement has been reached to date with Ryan's, and Ryan's has not responded as to its position on a possible default under the Franchise Agreement.

     Ryan's has the option to declare the Company in default of the Franchise Agreement beginning January 1, 2004 if the minimum number of restaurants is not maintained. The Company believes that it has complied with all other provisions of the Franchise Agreement, and that the closure of certain restaurants is a prudent and necessary business decision, which should not be considered a default. However, if Ryan's declares the Company in default, it could demand that the Company stop using the Ryan's name for its restaurants. The Company would then have to decide whether to comply with such a demand and change the name of all its restaurants, or attempt to have the default notice overturned by legal action through binding arbitration provisions stipulated by the Franchise Agreement. If the Company is forced to change the name of its restaurants, management does not believe that such action would have a material effect on the Company's profitability. However, there can be no assurance that a name change would not result in a material decline in sales and profitability.

     The Franchise Agreement as amended also clarifies that the Franchisor's consent is needed for certain kinds of transactions. The transactions include (1) a person's (or group's) acquisition of 25% of the Company's common stock (other than a person who owned 15% of the Company's common stock as of December 15, 1998), (2) turnover during any consecutive 12-month period of more than a majority of the Company's board of directors unless the new directors are approved by a two-thirds vote of the directors then still in office who either were directors at the beginning of the 12-month period or whose election or nomination for election was previously so approved; and (3) the Company's or any affiliates' ownership, engagement in or interest in the operation of any other family-oriented steak house restaurant.

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

Operations of Ryan's Restaurants

     Format. As of February 28, 2003, 20 of the Company's Ryan's restaurants are located in free-standing buildings which vary in size from 7,500 to 12,000 square feet. Two of the Company's Ryan's restaurants are located in shopping malls. Each restaurant is constructed of brick or stucco walls, interior and exterior, with exposed woodwork. The interior of each Ryan's restaurant contains a dining room, a customer ordering area, and a kitchen. The dining rooms seat between 270 and 500 persons and highlight centrally located, illuminated scatter bars and a fresh bakery and dessert bar. Six restaurants include a display cooking area with a charcoal grill and a flat grill for grilled-to-order steaks, pork chops and chicken items, a rotisserie chicken broiler, a pizza oven and a wok for preparation of Chinese food items. Each Ryan's restaurant has parking for approximately 100 to 175 cars on lots of overall size of approximately 50,000 to 70,000 square feet.

     The Ryan's restaurants operate seven days a week. Typical hours of operation are from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m., Friday and Saturday. Restaurants that serve breakfast open at 8:00 a.m. Saturday and Sunday. In a Ryan's restaurant, the customer enters the restaurant, orders from the menu, and then enters the dining room. Beverages are brought to the table by servers. Entrees are cooked to order at most locations. The customer ordering the buffet is given unlimited access to the scatter bars and the bakery and dessert bar. Customers receive table service of the entree and beverage refills except at stores with display cooking, which offer buffet only. For the fiscal year ended January 1, 2003, the average weekly customer count per restaurant was approximately 5,159 and the average meal price (including beverage) was approximately $7.03.

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

     Each restaurant management group reports to a supervisor. Presently, the supervisors each oversee the operations of four to seven restaurants. The supervisors report directly to the Office of the President. Communication and support from all departments in the Company are designed to assist the supervisors in responding promptly to local problems and opportunities.

     All restaurant managers and supervisors participate in incentive programs based upon the profitability of their restaurants and upon the achievement of certain pre-set goals. The Company believes these incentive programs enable it to operate more efficiently and to attract qualified managers. The Company has an operating partner program for certain managers to provide them with an additional career path and give them increased incentive to maximize the profitability of their restaurants. The Company currently has two operating partners participating in this program.

     Purchasing, Quality and Cost Control. The Company has a centralized purchase control program which is designed to ensure uniform product quality in all restaurants. The program also helps to maintain reduced food, beverage, and supply costs. The Company purchases approximately 90% of the products used by the Company's restaurants through the centralized purchase control program. USDA choice or select grain-fed beef, the Company's primary commodity, is closely monitored by the Company for advantageous purchasing and quality control. The Company purchases beef through various producers and brokers both on a contract basis and on a spot basis. Beef and other products are generally delivered directly to the restaurants three times weekly, except for fresh produce, which is delivered three to six times per week. The Company has in the past obtained satisfactory sources of supply for all the items it regularly uses and believes it will be able to do so in the future.

     The Franchise Agreement requires that all suppliers of Ryan's restaurants are subject to approval by the Franchisor. Through its relationship with the Franchisor, the Company has obtained favorable pricing on the purchase of food products from several suppliers. The Company has used Alliant Foodservice, Inc. as its primary supplier since 1991. Alliant was purchased by U.S. Foods, Inc. in 2001. The U.S. Foods agreement is cancelable at any time with 90 days notice.

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

Development

     General. The Company operated 22 Ryan's restaurants as of
February 28, 2003.

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

     For most of the Company's restaurants built in recent years, the Company used a general contractor selected from several solicited bids. For the Company's newest restaurant, opened in December 2001, the Company used its construction subsidiary as the general contractor in order to expedite the process of obtaining building permits. New Ryan's restaurants are usually completed within four months of the date on which construction is commenced.

     Management of New Restaurants. When a new Ryan's restaurant is opened, the principal restaurant management positions are staffed primarily with management personnel who have prior experience in a management position at another of the Company's restaurants and who have undergone special training. Prior to opening, all staff personnel at the new location undergo one week of intensive training conducted by a training team. Such training includes pre-opening drills in which test meals are served to the invited public. Both the staff at the new location and personnel experienced in store openings at other locations participate in the training and drills.

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

Employees

     As of January 1, 2003, the Company employed approximately 1,150 persons, of whom approximately 50% are considered by management as part-time employees. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

Executive Officers

     The following persons were executive officers of the Company effective January 1, 2003:

     Edward B. Alexander, age 44, has been Executive Vice
President since September 1999, and has been Chief Financial
Officer of the Company since 1990. In addition, Mr. Alexander served on the Company's Board of Directors from May 1996 to July
1999.

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

Working Capital Requirements

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. The Company does not maintain significant receivables or inventories. Therefore, with the exception of debt service, working capital requirements for continuing operations are not significant.

Long-Term Debt

     In December 1996, the Company entered into a series of loan agreements with FFCA Mortgage Corporation, (now know as GE Capital Franchise Finance Corporation ("GE Capital"). As of January 1, 2003, the outstanding balance due under the Company's various loans with GE Capital was $20,247,700. The weighted average interest rate for the GE Capital loans is 7.40% at January 1, 2003. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of new restaurants.

     The Company used the proceeds of the GE Capital loans in 1996 to retire its Notes with Cerberus Partners, L.P. ("Cerberus") and its loans with the Daiwa Bank Limited and SouthTrust Bank of Alabama, N.A. In addition, the Company retired Warrants for 210,000 shares of the Company's common stock previously held by Cerberus. Cerberus continues to hold warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $2.00 per share. The Warrants expire October 1, 2003.

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

ITEM 2.  PROPERTIES

     Location                 Date Opened
     --------                 -----------
  (1)Jacksonville            May       1982
     Ocala                   September 1986
     Lakeland                February  1987
     Lakeland                March     1987
     Winter Haven            August    1987
     Apopka                  September 1987
     Gainesville             December  1987
     New Port Richey         May       1988
     Tampa                   June      1988
     Tallahassee             August    1988
     Daytona Beach           September 1988
  (1)Tampa                   November  1988
     Orlando                 February  1989
     Melbourne               October   1989
     Lake City               March     1991
  (1)Brooksville             January   1997
  (1)Leesburg                June      1998
     Deland                  April     1999
  (1)Tampa                   September 1999
     St. Cloud               December  2000
     Titusville              May       2001
     Jacksonville            December  2001

(1) Leased property

     As of February 28, 2003, the Company operated 22 Ryan's restaurants. The specific rate at which the Company is able to open new restaurants will be determined, among other factors, by its ability to locate suitable sites on satisfactory terms, raise the necessary capital, secure appropriate governmental permits and approvals and recruit and train management personnel.

     As of January 1, 2003, the Company owned the real property on which 17 of its restaurants were located. All of these properties are subject to mortgages securing the GE Capital notes.

     The Company leases the real property on which five of its restaurants are located. Those restaurants are located in Jacksonville, Brooksville, Leesburg, and two in Tampa, Florida. The Company also leases two buildings in Jacksonville, Florida for its executive offices.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                            PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The information contained under the caption "Common Stock
Data" in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information contained under the caption "Five Year
Financial Summary" in the Company's 2002 Annual Report to
Shareholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

     The information contained under the caption "Quantitative and Qualitative Disclosure About Risk" in the Company's 2002
Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

     The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants as contained in the Company's 2002 Annual Report to Shareholders are incorporated herein by reference.

Supplementary Data
Following is a summary of the quarterly results of operations for the years ended January 1, 2003 and January 2, 2002:

                                   Fiscal Quarter
$ In thousands,         First    Second   Third    Fourth     Total
except per share
amounts:


2002
Sales                 $ 12,535 $ 10,795  $ 9,526  $ 9,194   $ 42,050
Earnings (loss) from
   operations              893       97    (253)  (1,259)(1)    (522)
Net earnings (loss)        514     (299)   (654)  (1,661)     (2,100)
Basic earnings (loss)
   per share               .16     (.08)   (.18)    (.45)       (.59)
Diluted earnings (loss)
   per share               .16     (.08)   (.18)    (.45)       (.59)

2001
Sales                 $ 11,540 $ 10,637  $10,099 $ 9,777    $ 42,053
Earnings (loss) from
   operations              784      249     (59)    (147)        827
Net earnings (loss)        268     (582)   (397)    (575)     (1,286)
Basic earnings (loss)
   per share               .11     (.24)   (.16)    (.18)       (.49)
Diluted earnings (loss)
   per share               .11     (.24)   (.16)    (.18)       (.49)

(1) During the quarter ended January 1, 2003, the Company recorded an asset impairment charge of $728,000 relating to one closed restaurant and one restaurant under lease.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     The information regarding directors contained under the

caption "Election of Directors" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by May 1, 2003, is incorporated herein by reference.

     The information regarding executive officers is set forth in Item 1 of this report under the caption "Executive Officers."

     The information regarding reports required under section 16(a) of the Securities Exchange Act of 1934 contained under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2003 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission by May 1, 2003 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Pay" in the Company's Proxy Statement for the 2003 Annual Meeting of
Shareholders, which will be filed with the Securities and Exchange Commission by May 1, 2003, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by May 1, 2003, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the captions "Election of Directors - Certain Relationships and Related Transactions" and

"Compensation Committee Interlocks and Insider Participation" in

the Company's Proxy Statement for the 2003 Annual Meeting of
Shareholders, which will be filed with the Securities and Exchange Commission by May 1, 2003, is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who serves as the principal executive officer), Chief Financial Officer (who serves as the principal financial and accounting officer), Controller and another member of the Office of the President. Based upon that evaluation, the Company's Chairman, Chief Financial Officer and Controller have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b) Changes in internal control. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)1. The financial statements listed below are filed with this report on Form 10-K or are incorporated herein by reference from the Company's 2002 Annual Report to Shareholders. With the exception of the pages listed below, the 2002 Annual Report to Shareholders is not deemed "filed" as a part of this report on Form 10-K.

                                                 Page
                                              Reference

                                         Form       2002
                                         10-K   Annual Report
                                         --------------------
Consent of Independent Certified
  Public Accountants                      29
Independent Auditors' Report                      37
Consolidated Statements of Operations             15
Consolidated Balance Sheets                       16
Consolidated Statements of Share-
  holders' Equity                                 17
Consolidated Statements of Cash Flows             18
Notes to Consolidated Financial
  Statements                                      19
Common Stock Data                                 40
Five-Year Financial Summary                        4
Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations                                       5
Quantitative and Qualitative
  Disclosures About Risk                          14

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

    10.04 Warrant to Purchase Shares of Common Stock, void after October 1, 2003, which represents warrants issued to The Phoenix Insurance Company, The Travelers Indemnity Company, and The Travelers Insurance Company (subsequently transferred to Cerberus Partners, L.P.). (Exhibit 10.08 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

    10.05 Amendment of Franchise Agreement between Ryan's Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

    10.06 Agreement between the Company and Kraft Foodservice, Inc. (now U.S. Foods), as the Company's primary food product distribution. (Exhibit 10.06 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference.)

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

    10.19 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated January 30, 2002. (Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2002 is incorporated herein by reference.)

    10.20 Contract for sale and leaseback of restaurant property between the Company and After Ours, LLC, dated June 10, 2002. (Exhibit 10.01 to the Company's
           Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002 is incorporated herein by reference.)

    10.21 Lease agreement for restaurant property between the Company and After Ours, LLC, dated July 12, 2002. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002 is incorporated herein by reference.)

    10.22 Lease Agreement between the Company and E.D.I. Investments, Inc. for a restaurant property, dated August 5, 2002. (Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002 is incorporated herein by reference.)

    10.23 Form of Amended and Restated Mortgage Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

    10.24 Form of Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

    10.25 Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

    10.26 Lease Agreement between the Company and Barnhill's Buffet, Inc. for a restaurant property in Orange Park, Florida. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

    10.27 Lease Agreement between the Company and Barnhill's Buffet, Inc. for a restaurant property in Neptune Beach, Florida. (Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

    10.28  Contract between the Company and Barnhill's Buffet,
           Inc. for sale of a restaurant.

    13.01  2002 Annual Report to Shareholders.

    21.01  Subsidiaries of the Company.

    23.0l  Independent Auditors' Consent

    99.01  Certifications of Glen F. Ceiley

    99.02  Certifications of Edward B. Alexander

(b)  None.

(c) See (a)3. above for a list of all exhibits filed herewith and the Exhibit Index.

(d)  None.

                         CERTIFICATIONS

I, Glen F. Ceiley, certify that:

1. I have reviewed this annual report on Form 10-K of Family Steak Houses of Florida, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules
      13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 19, 2003
                             /s/ Glen F. Ceiley
                             Glen F. Ceiley
                             Chairman of the Board
                             Principal Executive Officer

I, Edward B. Alexander, certify that:

1. I have reviewed this annual report on Form 10-K of Family Steak Houses of Florida, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules
      13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 19, 2003
                              /s/ Edward B. Alexander
                              Edward B. Alexander
                              Executive Vice President
                              Chief Financial Officer

Exhibit 99.1:  Certification of Periodic Reports

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Annual Report on Form 10-K for the period ending January 1, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glen F. Ceiley, Principal Executive Officer/Chairman of the Board of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:
     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 19, 2003       By:    /s/ Glen F. Ceiley
                                   Glen F. Ceiley
                                   Principal Executive Officer/
                                   Chairman of the Board

Exhibit 99.2:  Certification of Periodic Reports

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Annual Report on Form 10-K for the period ending January 1, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward B. Alexander, Executive Vice President/ Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:
     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     March 19, 2003       By: /s/ Edward B. Alexander
                                   Edward B. Alexander
                                   Executive Vice President/
                                   Chief Financial Officer

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in this Annual Report of Family Steak Houses of Florida, Inc. on Form 10-K and in Registration Statement Nos. 33-11684, 33-12556, 33-12556 and 333-98327 of Family Steak Houses of Florida, Inc. on Forms S-8 of our report dated February 28, 2003, appearing in the 2002 Annual Report to Shareholders of Family Steak Houses of Florida, Inc.


Deloitte & Touche LLP
Certified Public Accountants
Jacksonville, Florida

March 19, 2003

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FAMILY STEAK HOUSES OF FLORIDA, INC.
Date:   March 19, 2003       By:  /s/ Glen F. Ceiley
                                  Glen F. Ceiley
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                 Title                            Date

/s/ Edward B. Alexander   Executive Vice President       3/19/03
Edward B. Alexander       (Principal Financial and
                          Accounting Officer)


/s/ Glen F. Ceiley        Chairman of the Board          3/19/03
Glen F. Ceiley


/s/ Steve Catanzaro       Director                       3/19/03
Steve Catanzaro


/s/ Jay Conzen            Director                       3/19/03
Jay Conzen


/s/ William Means         Director                       3/19/03
William Means


                                     30