Form 10-Q
period 2003-04-02
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2003-05-16
CIK 784539

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of

               the Securities Exchange Act of 1934

                 For the Quarter ended April 2, 2003

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

                         Yes___X___  No_____

   Title of each class                Number of shares outstanding

      Common Stock                           3,706,200
     $.01 par value                      As of May 9, 2003


Family Steak Houses of Florida, Inc.
Consolidated Statements of Operations
(Unaudited)                            For the Three Months Ended
                                       -------------------------
                                          April 2,    April 3,
                                            2003        2002
                                       ------------  -----------
Revenues:
  Sales                                $10,728,100  $12,535,000
  Vending revenue                           51,100       50,900
                                       -----------  -----------
Total revenues                          10,779,200   12,585,900

Costs and expenses:
  Food and beverage                      4,099,300    4,632,500
  Payroll and benefits                   3,202,300    3,460,100
  Depreciation and amortization            515,400      576,600
  Other operating expenses               1,503,700    1,711,600
  General and administrative expenses      676,000      747,100
  Franchise fees                           429,200      501,000
  Loss on store closings and disposition    34,500       64,200
                                       -----------  -----------
Total costs and expenses                10,460,400   11,693,100

     Earnings from operations              318,800      892,800

Investment (loss) gain                      (7,200)      17,800
Interest and other income                   79,100       20,300
Interest expense                          (446,100)    (416,500)
                                       -----------  -----------
     (Loss) earnings before income taxes   (55,400)     514,400
Provision for income taxes                      --           --

     Net (loss) earnings                  ($55,400)    $514,400
                                       ===========  ===========


Basic (loss) earnings per share             ($0.02)       $0.16
                                       ===========  ===========

Diluted (loss) earnings per share           ($0.02)       $0.16
                                       ===========  ===========

See accompanying notes to consolidated financial statements.


Family Steak Houses of Florida, Inc.
Consolidated Balance Sheets
(Unaudited)                                             April 2,    January 1,
                                                           2003         2003
                                                       ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents                            $2,094,300   $1,679,600
  Investments                                             203,600       58,100
  Receivables                                             114,100      105,400
  Current portion of mortgages receivable                      --      342,000
  Inventories                                             260,600      236,400
  Prepaid and other current assets                        432,200      372,900
                                                       ----------   ----------
    Total current assets                                3,104,800    2,794,400


Certificate of deposit                                     10,000       10,000

Property and equipment:
  Land                                                  8,703,800    8,703,800
  Buildings and improvements                           25,565,900   25,496,600
  Equipment                                            12,855,800   12,826,600
  Construction in progress                                100,500       60,800
                                                       ----------   ----------
                                                       47,226,000   47,087,800
  Accumulated depreciation                            (19,191,900) (18,741,200)
                                                       ----------   ----------
          Net property and equipment                   28,034,100   28,346,600


Property held for sale                                  1,504,800    1,504,800
Other assets, principally deferred charges,
  net of accumulated amortization                         998,500    1,011,600
                                                       ----------   ----------
                                                      $33,652,200  $33,667,400
                                                       ==========   ==========
LIABILITIES   AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                     $1,531,400   $1,346,200
  Securities sold, not yet purchased                      175,100       19,200
  Accrued liabilities                                   1,315,700    1,383,400
  Current portion of workers compensation liability       575,000      501,000
  Current portion of long-term debt                       738,700      724,600
  Current portion of obligation under capital lease        28,600       27,800
                                                       ----------   ----------
    Total current liabilities                           4,364,500    4,002,200

Deferred rent                                              23,800       15,800
Deposit liability                                          14,800       14,800
Workers compensation liability                            295,800      345,200
Long-term debt                                         19,270,500   19,523,000
Deferred gain                                           1,293,400    1,311,100
Obligation under capital lease                          2,303,400    2,310,800
                                                       ----------   ----------
    Total liabilities                                  27,566,200   27,522,900
                                                       ----------   ----------


Shareholders' equity:
  Preferred stock of $.01 par;
      authorized 10,000,000 shares;
      none issued                                              --           --
  Common stock of $.01 par;
      authorized 4,000,000 shares; outstanding
  3,706,200 shares                                         37,100       37,100
  Additional paid-in capital                            9,869,600    9,869,600
  Accumulated deficit                                  (3,813,500)  (3,758,100)
  Accumulated other comprehensive loss                     (7,200)      (4,100)
                                                       ----------   ----------
             Total shareholders' equity                 6,086,000    6,144,500
                                                       ----------   ----------
                                                      $33,652,200  $33,667,400
                                                       ==========   ==========

See accompanying notes to consolidated financial statements.


Family Steak Houses of Florida, Inc.
Consolidated Statements of Cash Flows
(Unaudited)                                                  For the Three Months Ended
                                                            ---------------------------
                                                               April 2,     April 3,
                                                                 2003          2002
                                                            ------------- -------------
Operating activities:
  Net (loss) earnings                                           ($55,400)     $514,400
  Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
    Depreciation and amortization                                515,400       576,600
    Directors' fees in the form of stock options                      --         5,000
    Net realized losses (gains) on investments                     7,200       (17,800)
    Amortization of loan fees                                     12,000         9,600
    Loss on disposition of equipment                              15,500        16,000
    (Increase) decrease in:
      Receivables                                                 (8,700)       58,300
      Inventories                                                (24,200)        5,500
      Prepaids and other current assets                          (59,300)       28,300
      Other assets                                                (1,600)        1,600
    Increase (decrease) in:
      Accounts payable                                           185,200       135,800
      Accrued liabilities                                        (67,700)     (131,300)
      Deferred revenue                                           (17,700)           --
      Deferred rent                                                8,000            --
      Workers compensation liability                              24,600            --
                                                           ------------- -------------
Net cash provided by operating activities                        533,300     1,202,000
                                                           ------------- -------------
Investing activities:
  Purchase of investments                                       (236,500)      (14,500)
  Principal receipts on mortgages receivable                     342,000         4,300
  Proceeds from sale of investments                               59,000            --
  Proceeds from securities sold not yet purchased                177,600            --
  Capital expenditures                                          (215,700)   (1,012,200)
                                                           ------------- -------------
Net cash provided by (used in) investing activities              126,400    (1,022,400)
                                                           ------------- -------------
Financing activities:
  Payments on long-term debt                                    (238,400)     (161,000)
  Proceeds from issuance of long-term debt                            --       209,000
  Payments on capital lease                                       (6,600)       (3,200)
  Proceeds from the issuance of common stock                          --           200
                                                           ------------- -------------
Net cash (used in) provided by financing activities             (245,000)       45,000
                                                           ------------- -------------
Net increase in cash and cash equivalents                        414,700       224,600
Cash and cash equivalents - beginning of period                1,679,600       183,100
                                                           ------------- -------------
Cash and cash equivalents - end of period                     $2,094,300      $407,700
                                                           ============= =============
Noncash investing and financing activities:
      Net change in unrealized gain                               $3,100          $300
                                                           ============= =============

Supplemental disclosures of cash flow information:

    Cash paid during the quarter for interest                   $563,100      $419,300
                                                           ============= =============

See accompanying notes to consolidated financial statements.

              FAMILY STEAK HOUSES OF FLORIDA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2003

(Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen-week period ended April 2, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2003.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share for the three months ended April 2, 2003 and April 3, 2002 were computed based on the weighted average number of common shares outstanding. Diluted earnings
(loss) per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants. Due to the Company's net loss for the three months ended April 2, 2003, all potentially dilutive securities are antidilutive and have been excluded from the computation of diluted loss per share for the period.

Note 3.  New Accounting Standards

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")
No. 143, "Accounting for Asset Retirement Obligations". This statement requires entities to record the cost of any legal obligation for the retirement of tangible long-lived assets in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the standard effective January 2, 2003. The adoption of SFAS 143 did not have a material effect on the Company's financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Disposal Activities". Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective January 2, 2003. The adoption of SFAS 146 did not have a significant impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002. The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148, but will continue to use intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial
                                6
statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At April 2, 2003, the Company does not have any significant guarantees. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended January 1, 2003, and the recognition provisions effective January 2, 2003.

Note 4.  Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company's long-term incentive plan provides for the grant of stock options and restricted stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. Options vest in one-quarter increments over a four-year period starting on the date of grant. An option's maximum term is 10 years. See Note 9 "Common Shareholders' Equity" in the Company's Annual Report for the year ended January 1, 2003 for additional information regarding the Company's stock options.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Pursuant to the disclosure requirements of SFAS 148, the following table provides an expanded reconciliation for all periods presented:

                                       Three Months Ended    Three Months Ended
                                          April 2, 2003         April 1, 2002
                                       ------------------    -----------------
Net (loss) earnings, as reported             $(55,400)             $514,400
Add: Stock based compensation
  expense included in net
  income, net of tax                             ---                    ---
Deduct: Total stock-based
  compensation expense
  determined under fair value,
  net of tax                                   (3,100)               (3,100)
                                          ------------          ------------
Pro forma net loss                           $(58,500)             $511,300
                                          ============          ============
(Loss) earnings per share - basic
  and diluted
  As reported                             $     (0.02)          $      0.16
  Pro forma                               $     (0.02)          $      0.16

                                   7

Note 5.  Subsequent Event

On April 11, 2003, the Company sold of one of its operating restaurants in New Port Richey, Florida. The Company sold the property for $875,000 and paid off its existing mortgage of approximately $740,000 on the property. At the time of the sale, the property had a net book value of approximately $828,000.
After recording expenses of the sale of approximately $82,000, the Company realized a loss on the sale of approximately $35,000.

On April 14, 2003, the Company assigned to a third party the lease on its operating location in Leesburg, Florida.
The Company will continue to pay rents under the lease until August 14, 2003. Commencing on August 14, 2003, the
Assignee of the lease will be responsible for the payment of rent. The Company remains liable under the lease through January 31, 2008 in the event of default by the Assignee.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended April 2, 2003 versus April 3, 2002

     The Company experienced a decrease of 14.4% in sales during the thirteen weeks of 2003 compared to the first thirteen weeks of 2002. Same-store sales (average weekly sales in restaurants that have been operating for at least 18 months) in the first quarter of 2003 decreased 11.1% from the same period in 2002, compared to a decrease of 2.7% from 2002 as compared to 2001. The decrease in same-store sales was due primarily to a continuing slow economy, especially in the first quarter due to low consumer confidence caused by the war with Iraq. Also, the Easter holiday, which is typically one of the Company's highest sales days of the year, fell into the second quarter in 2003, compared to being in the first quarter of 2002.

     The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents and licenses. The Company's food, beverage, payroll, and employee benefit costs as a percentage of sales are believed to be higher than the industry average, due to the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 86.9% in the first quarter of 2003 from 82.8% in the same quarter of 2002.

     Food and beverage costs as a percentage of sales increased to 38.2% in 2003 from 37.0% in 2002, due primarily to menu enhancements implemented by the Company in 2003, and a reduction in the Company's average check in the first quarter of 2003 as a result of marketing promotional discounts. Payroll and benefit costs as a percentage of sales increased to 29.9% in 2003 from 27.6% in 2002, due to increased workers' compensation costs. Other operating expenses increased from 13.7% in 2002 to 14.0% in 2003, due to increased property insurance and building rent costs.

     Depreciation and amortization expenses were 4.8% in 2003 and 4.6% in 2002. General and administrative expenses as a percentage of sales increased to 6.3% in the first quarter of 2003 from 6.0% in the same quarter of 2002.

     Interest expense was $446,100 in the first quarter of 2003 compared to $416,500 in the same quarter of 2002, due to an increase in interest from obligations under capital leases in 2003. The Company capitalized interest expense of $0 in the first quarter of 2003 and $3,900 in the first quarter of 2002.

     The effective income tax rate for the first three months of 2003 and 2002 was 0.0%. The 0% rate in both years was due to the use of net operating loss carryforwards to offset taxable income.

     The Company invests a portion of its available cash in marketable securities. The Company maintains an investment account to effect these transactions. Investments are made based on a combination of fundamental and technical analysis primarily using a value-based investment approach. The holding period for investments usually ranges from 60 days to 24 months. Management occasionally purchases marketable securities using margin debt. In determining whether to engage in transactions on margin, management evaluates the risk of the proposed transaction and the relative returns offered thereby. If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. Management reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the first quarter of 2003 include realized losses from the sale of marketable securities of $7,200, compared to realized gains of $17,800 in 2002.

     Net loss was $55,400 in the first quarter of 2003 versus net earnings of $514,400 in the first quarter of 2002. Loss per share for the quarter was 2 cents in 2003 compared to earnings per share of 16 cents in 2002.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended April 2, 2003 are not indicative of the results that may be expected for the fiscal year ending December 31, 2003.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At April 2, 2003, the Company had a working capital deficit of $1,259,800 compared to $1,207,800 at January 1, 2003. Cash provided by operating activities decreased to $533,400 in the first quarter of 2003 from $1,202,000 in the first quarter of 2002, primarily due to lower earnings in 2003, and to timing differences in the payments of accounts payable, workers' compensation and accrued liabilities.

     The Company spent approximately $215,700 in the first quarter of 2003 for property and equipment. Total capital expenditures for 2003, based on present costs and plans for capital improvements, are estimated to be approximately $4.7 million. This amount is based on budgeted expenditures for land, building, leasehold improvements and equipment for two new restaurants in 2003, and normal recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). The Company believes it has sufficient sources of funds for these expenditures from existing cash on hand and a commitment
                               10
from GE Capital Franchise Finance Corporation ("GE Capital") to fund $1.7 million for one of the two new restaurants. However, the Company's ability to fund construction of both restaurants will be dependent on improvement in sales trends, or its ability to raise additional capital.

     Management estimates the cost of opening one new restaurant based on current average costs to be approximately $2,900,000. To the extent the Company decides to open new restaurants in 2004 and beyond, management plans to fund any new restaurant construction either by GE Capital funding, sales leaseback financing, developer-funded leases, refinancing existing restaurants, or attempting to get additional financing from other lenders. The Company's ability to open new restaurants is also dependent upon its ability to locate suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies. The sufficiency of the Company's cash to fund operations and necessary Capital Maintenance Items will depend primarily on cash provided by operating activities.

     In July 2002, the Company completed a sale leaseback transaction to refinance one of its restaurants in Tampa, Florida. The Company sold the property for $3.0 million and paid off its existing mortgage of approximately $1.1 million on the property. In the third quarter of 2002, the leaseback of the building was accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with the deferred gain on the sale being recognized over the twenty-year life of the lease. The lease agreement requires annual payments of $330,000, with increases of 10% every five years. Management plans to use the proceeds of the transaction to fund a portion of the construction of a new restaurant in 2003.

     On October 29, 2002, the Company completed a transaction with GE Capital that refinanced two existing mortgages on restaurant properties in order to provide funding of approximately $1.1 million. The Company plans to use the proceeds of this transaction and an additional $1.7 million available from the commitment from GE Capital to build a new restaurant expected to open in 2003.

     The Company has entered into a series of loan agreements with GE Capital Franchise Finance Corporation ("GE Capital").
As of April 2, 2003, the outstanding balance due under the Company's various loans with GE Capital was $20,009,200. The weighted average interest rate for the GE Capital loans is 7.4%. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of new restaurants.

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

Recent Developments

     On May 12, 2003 the Company's common stock was delisted from the NASDAQ market. The stock was listed with the same trading symbol, RYFL on the Over-the-Counter Bulletin Board (OTCBB) effective May 12, 2003. Management does not believe that there will be a significant impact from the listing change on shareholders' ability to trade the stock.

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

     The Company was in compliance with this schedule as of the year ended January 1, 2003. However, based on the Company's sale on April 11, 2003 of one of its operating stores and the sublease of another of its operating stores on April 14, 2003 leaving the Company with 20 restaurants in operation (See Note
5. Subsequent Event), it is unlikely that the Company will meet the requirement as of fiscal year end 2003. Management has attempted to negotiate a potential solution with Ryan's to resolve this issue, and has inquired as to whether Ryan's will consider a shortage in restaurants a default under the Franchise Agreement. However, no agreement has been reached to date with Ryan's, and Ryan's has not responded as to its position on a possible default under the Franchise Agreement.

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

Item 3.  Qualitative and Quantitative Disclosure about Market Risk

     There has been no significant changes in the Company's exposure to market risk during the first fiscal quarter of 2003. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2003 which is incorporated herein by reference..

Item 4.  Controls and Procedures.

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

No.     Exhibit

3i.     Articles of Incorporation of Family Steak Houses of
Florida, Inc. (Exhibits 3.01, 3.03, 3.04, 3.06, 3.07 to
the Company's Annual Report on Form 10-K filed with the Commission on March 21, 2003 is hereby incorporated by reference.)

3ii.    Bylaws of Family Steak Houses of Florida, Inc. (Exhibit
3.02, 3.05, 3.08 to the Company's Annual Report on Form
10-K filed with the Commission on March 21, 2003 is hereby incorporated by reference.)

10.01   Assignment, Assumption And Consent And Modification
Agreement between the Company and New Plan Excel Realty Trust,
Inc. for the sublease of a restaurant in Leesburg, Florida.

11. Table detailing number of shares and common stock equivalents used in the computation of basic and diluted (loss) earnings per share.

13.     Annual Report to Shareholders of Family Steak Houses of
Florida, Inc. on Form 10-K filed with the Commission on March 21, 2003 is hereby incorporated by reference.

99.1.   Certification of Periodic Reports by Chief
        Executive Officer

99.2.   Certification of Periodic Reports by Chief
        Operating Officer

(b)     There were no filings on Form 8-K for the Quarter ended
        April 2, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FAMILY STEAK HOUSES OF FLORIDA, INC.
                          (Registrant)



                          /s/ Glen F. Ceiley
Date:  May 15, 2003       Glen F. Ceiley
                          Chairman of the Board
                          Principal Executive Officer



                          /s/ Edward B. Alexander
Date:  May 15, 2003       Edward B. Alexander
                          President/COO
                          (Chief Operating Officer)

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


Date:  May 15, 2003
                             /s/ Glen F. Ceiley
                             Glen F. Ceiley
                             Chairman of the Board
                             Principal Executive Officer

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


Date:  May 15, 2003
                              /s/ Edward B. Alexander
                              Edward B. Alexander
                              President
                              Chief Operating Officer

Exhibit 10.01


 ASSIGNMENT, ASSUMPTION AND CONSENT AND MODIFICATION AGREEMENT

THIS ASSIGNMENT, ASSUMPTION CONSENT AND MODIFICATION AGREEMENT (hereinafter referred to as "Assignment") is entered into as of April 9, 2003, by and among NEW PLAN EXCEL REALTY TRUST, INC., having an address at 1120 Avenue of the Americas, 12th Floor, New York, New York, 10036, herein called "Landlord", and FAMILY STEAK HOUSES OF FLORIDA, INC., having an address at 2113 Florida Boulevard, Neptune Beach, Florida, 32266, and doing business as RYAN'S FAMILY STEAK HOUSE, herein called "Tenant" and FA QI NI and LIANG NI, having an address at 3425 West Vine Street, Kissimmee, Florida, 34741, and doing business as INTERNATIONAL SUPER BUFFET, herein called "Assignee".

                             RECITALS

A. WHEREAS, Landlord and Tenant entered into a written Lease Agreement dated January 29, 1998, as amended pursuant to that certain First Amendment to Lease Agreement, dated October 28, 1998, hereinafter collectively referred to as the "Lease", for the lease of certain retail space currently identified as "Store No. 31," hereinafter referred to as the "Demised Premises," in what is commonly referred to as "Leesburg Square," a Shopping Center located in the City of Leesburg, State of Florida. Said Shopping Center and the Demised Premises are more particularly illustrated in Exhibit A of the Lease.

B. WHEREAS, the Lease commenced on February 1, 1998 and shall expire on January 31, 2008. Tenant has one (1) option to extend the Lease for an additional five (5) year period pursuant to terms contained in the Lease.

C. WHEREAS, Tenant desires to assign its interest in the Lease to Assignee and Assignee desires to assume all of the terms and conditions of the Lease. Upon execution by Landlord of this Assignment, Landlord consents to such Assignment.

D.     WHEREAS, by this Assignment, Landlord, Tenant and
Assignee desire to amend the Lease in those particulars as hereinafter set forth.

       NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by Tenant and Assignee, the parties agree as follows:

1. Effective Date of Assignment. This assignment is to become effective upon full execution, hereinafter referred to as the "Effective Date" and payment of rentals to Landlord by the Assignee, or Assignor on behalf of Assignee, shall commence on said date and Assignee shall give possession of the Demised Premises to Assignee on that date.

2. Assignment and Assumption. Tenant does hereby sell, assign and transfer unto Assignee all its right, title and interest in the Lease and the Demised Premises including the Security Deposit, if any, thereunder. Assignee hereby assumes all the terms, covenants and conditions of the Lease, and covenants and agrees to fully and faithfully perform all of the obligations of Tenant under the Lease, whether arising or accruing before or after the Effective Date hereof. Assignee however has the right to operate, in the Premises, under the trade name of "International Super Buffet." Assignee's assumption contained herein shall inure to the benefit of Landlord, and Tenant's continued liability under the Lease shall inure to the benefit of the Landlord.

3. Tenant's Liability. This Assignment shall in no way serve to release or diminish the obligations of Tenant to Landlord under the Lease and Tenant shall continue to remain fully liable for all obligations under the Lease through January 31, 2008 and Tenant's continued liability under the Lease shall inure to the benefit of Landlord.

4. Rent. Commencing on the Effective Date Assignee hereby covenants and agrees to pay to Landlord all Rent as set forth in the Lease at the address set forth below, without any prior demand therefore and without any offset or deduction whatsoever, in equal monthly installments on or before the first day of each month during the Lease Term, in advance, at the address set forth below or at such other place designated by Landlord. Notwithstanding the foregoing, the Assignee accepts responsibility for all rental obligations accruing during the term of this Lease, both before and after the effective date of this Assignment including common area maintenance and tax reconciliations.

5. Address. All notices to be given pursuant to the Lease shall be given or served in the manner set forth in the Lease at the address set forth below. Landlord's address for notices and rent payments are as follows:

       Landlord's Address for Notices:
       New Plan Excel Realty Trust, Inc.
       1120 Avenue of the Americas, 12th Floor
       New York, NY  10036
       Phone: (212) 869-3000

       Landlord's Address for Rent Payments:
       New Plan Excel Realty Trust, Inc.
       P.O. Box 402938
       Atlanta, GA  30384-2938
       Facsimile: (212) 302-4776

6. Notice of Default. Landlord agrees to provide notice to Tenant of an event of default by Assignee at its address referenced herein.

7. Modification of Lease. Section 1.01(m) Permitted Use of the Lease is hereby modified to read "Tenant shall use and operate the Demised Premises solely for the operation of an Asian Buffet. Tenant shall not use the Demised Premises, or permit the use thereof, for any other use or purpose."

8. Insurance. Notwithstanding anything contained in the Lease to the contrary and without limiting the requirements contained therein, the insurance coverage requirements are hereby increased as follows: commercial general liability insurance (or its then equivalent successor), in the broadest and most comprehensive forms generally available with minimum limits of liability of Two Million ($2,000,000.00) Dollars combined single limit coverage, or the equivalent.

9. Condition of Premises. Assignee acknowledges that is has inspected the Demised Premises and hereby agrees to accept possession and occupancy of the Demised Premises in itsAS
IS/WHERE IS condition with no work to be performed by Landlord.

10. Release. Tenant hereby generally releases and discharges Landlord and all of its officers, directors, shareholders, agents, representatives, employees and attorneys, both present and past, of and from any and all claims, debts, liabilities, obligations, and causes of action of any kind or nature, whether known or unknown, based on, arising out of, or connected with, either directly or indirectly, any term, provision, matter, fact, event or occurrence related to or contained in the Lease, or to any landlord/tenant relationship between Tenant and Landlord. This general release shall be governed by the laws of the State of Florida.

11. Effectiveness of Lease. Except as expressly provided herein, nothing in this Assignment shall be deemed to waive or modify any of the provisions of the Lease, or any amendment or addendum thereto. In the event of any conflict between the Lease, this Agreement or any other amendment or addendum thereof, the document later in time shall prevail.

12. Successors and Assigns. This Assignment shall be binding upon and inure to the benefit of the heirs, executors, administrators, successors and assigns of the respective parties hereto.

13. Warranty of Authority. If Tenant or Assignor is a corporation, the person or persons executing this Assignment on behalf of each party represents, covenants and warrants to Landlord as of the date the parties execute and deliver this Assignment that the signatories signing on behalf of Tenant and Assignor have the requisite authority to bind pursuant to the bylaws or a certified copy of a resolution authorizing the same by Tenant's board of directors.

14. No Broker. As a material inducement to Landlord's consent herein, Tenant and Assignee represent and warrant that any and all brokerage commissions or finders fees in connection with this Assignment have been paid in full and that Landlord shall not be responsible for any payment of same, and Tenant and Assignee hereby agree to indemnify and hold Landlord harmless from and against any and all loss by, or claim against, Landlord resulting from any inaccuracy in the foregoing representation and warranty.

15. Entire Agreement. There are no oral or written agreements or representations between the parties hereto affecting the Lease not contained in the Lease and any amendments thereto including, without limitation, this Agreement. The Lease, as amended, supercedes and cancels any and all previous negotiations, arrangements, representations, brochures, displays, projections, estimates, agreements, and understandings, if any, made by, to, or among Landlord, Tenant and Assignee and their respective agents and employees with respect to the subject matter thereof, and none shall be used to interpret, construe, supplement or contradict the Lease, including any and all amendments thereto. The Lease, and all amendments thereto, shall be considered to be the only agreement between the parties hereto and their representatives and agents. To be effective and binding on Landlord and Tenant, any amendment, revision change, modification, understanding, etc. to the provisions of the Lease must be in writing and executed by both parties in the same manner as the Lease itself.

16. Confidentiality. The terms and conditions contained in this Agreement shall be considered confidential, proprietary information and Tenant shall not discuss the contents with any one other than the officers and/or partners of Tenant. Breach of confidentiality shall be deemed a default under the Lease and Landlord may pursue its default rights against Tenant.

17. Landlord's Consent. Landlord hereby consents to the Assignment without waiving its right to restrict any subsequent assignment or subletting of the Demised Premises in accordance with the terms and conditions set forth in the Lease.

18. Tenant is responsible for any and all charges due under the Lease Agreement up through the date of this Assignment except as set forth in Paragraph 3. Tenant's Liability, hereinabove. Assignee is responsible for any and all charges due under the Lease Agreement beginning with the Effective Date of the Assignment.

        BALANCE OF PAGE INTENTIONALLY LEFT BLANK

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

TENANT
FAMILY STEAK HOUSES OF FLORIDA, INC.
By: Edward Alexander
Name: Edward Alexander
Title: President


By: Patrick A. Fekula
Name: Patrick A. Fekula
Title: Corporate Secretary


LANDLORD
NEW PLAN EXCEL REALTY TRUST, INC.
By: Charlie Carver
Name: Charlie Carver
Title: Sr. Vice President

ASSIGNEE:

Fa Qi Ni

Liang Ni

Exhibit 11

The table below details the number of shares and common stock equivalents used in the computation of basic and diluted (loss) earnings per share:

                                    Three Months Ended
                             April 2, 2003      April 3, 2002
Basic:
  Weighted average common
   shares outstanding used
   in computing basic (loss)
   per share                    3,706,200          3,257,900
                                =========          =========
  Basic (loss) earnings
   per share                    $    (.02)          $    .16
                                =========          =========
Diluted:
  Weighted average common
   shares outstanding           3,706,200          3,257,900

  Effects of shares issuable
   under stock plans using the
   treasure method                    ---             13,200
                                ---------           --------
  Shares used in computing
   diluted (loss) earnings
    per share                   3,706,200          3,271,100
                               ==========          =========
  Diluted (loss) earnings
    per share                  $     (.02)         $    0.16
                               ==========          =========


Exhibit 99.1:  Certification of Periodic Reports

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending April 2, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glen F. Ceiley, Principal Executive Officer/Chairman of the Board of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:
     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 12, 2003         By:    /s/ Glen F. Ceiley
                                   Glen F. Ceiley
                                   Principal Executive Officer/
                                   Chairman of the Board

Exhibit 99.2:  Certification of Periodic Reports

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending April 2, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward B. Alexander, President/ Chief Operating Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:
     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     May 12, 2003         By: /s/ Edward B. Alexander
                                   Edward B. Alexander
                                   President/
                                   Chief Operating Officer


                               31