Form 10-Q
period 2003-07-02
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2003-08-15
CIK 784539

                       UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                         FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarter ended July 2, 2003

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

                     Yes  X      No_____


Title of each class                 Number of shares outstanding

   Common Stock                              3,706,200
  $.01 par value                         As of August 6, 2003

Family Steak Houses of Florida, Inc.
Condensed Consolidated Results of Operations
(Unaudited)                             For The Quarters Ended  For The Six Months Ended
                                       ----------------------- -------------------------
                                          July 2,     July 3,     July 2,     July 3,
                                            2003        2002        2003        2002
                                       ----------------------- -------------------------
Revenues:
     Sales                              $9,567,400 $10,794,800 $20,295,500 $23,329,800
     Vending revenue                        56,100      54,600     107,200     105,500
                                       ----------- ----------- ----------- -----------
Total revenues                           9,623,500  10,849,400  20,402,700 $23,435,300
                                       ----------- ----------- ----------- -----------

Cost and expenses:
  Food and beverage                      3,619,200   3,983,700   7,718,500   8,616,200
  Payroll and benefits                   2,887,700   3,196,200   6,090,000   6,656,300
  Depreciation and amortization            508,200     532,400   1,023,600   1,109,000
  Other operating expenses               1,569,100   1,598,000   3,072,800   3,309,600
  General and administrative expenses      612,500     675,700   1,288,500   1,422,800
  Franchise fees                           382,500     431,800     811,700     932,800
  Asset valuation charge                        --     260,000          --     260,000
  Loss on store closings and disposition
    of equipment                            30,000      74,300      64,500     138,500
                                       ----------- ----------- ----------- -----------
                                         9,609,200  10,752,100  20,069,600  22,445,200
                                       ----------- ----------- ----------- -----------
     Earnings from operations               14,300      97,300     333,100     990,100

Investment (loss) gain                     (19,300)      6,800     (26,500)     24,600
Interest and other income                   51,600      19,600     130,700      39,900
Interest expense                          (441,100)   (423,000)   (887,200)   (839,500)
                                       ----------- ----------- ----------- -----------
     (Loss) earnings before income taxes  (394,500)   (299,300)   (449,900)    215,100
Provision for income taxes                      --          --          --          --
                                       ----------- ----------- ----------- -----------
     Net (loss) earnings                 ($394,500)  ($299,300)  ($449,900)   $215,100
                                       =========== =========== =========== ===========


Basic (loss) earnings per share             ($0.11)     ($0.08)     ($0.12)      $0.06
                                       =========== =========== =========== ===========
Basic weighted average common shares
  outstanding                            3,706,200   3,601,100   3,706,200   3,429,500
                                       =========== =========== =========== ===========
Diluted (loss) earnings per share           ($0.11)     ($0.08)     ($0.12)      $0.06
                                       =========== =========== =========== ===========
Diluted weighted average common shares
  outstanding                            3,706,200   3,601,100   3,706,200   3,436,100
                                       =========== =========== =========== ===========

See accompanying notes to condensed consolidated financial


Family Steak Houses of Florida, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)                                       July 2,     January 1,
                                                   2003             2003
                                               ------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents                  $2,558,100     $1,679,600
     Investments                                    88,900         58,100
     Receivables                                   130,000        105,400
     Current portion of mortgages receivable            --        342,000
     Inventories                                   242,300        236,400
     Prepaid and other current assets              354,900        372,900
                                                ----------    -----------
         Total current assets                    3,374,200      2,794,400


Certificate of deposit                              10,000         10,000

Property and equipment:
     Land                                        7,976,600      8,703,800
     Buildings and improvements                 23,826,700     25,496,600
     Equipment                                  11,845,300     12,826,600
     Construction in progress                      104,500         60,800
                                               -----------    -----------
                                                43,753,100     47,087,800
     Accumulated depreciation                  (17,751,800)   (18,741,200)
                                               -----------    -----------
            Net property and equipment          26,001,300     28,346,600


Property held for sale                           1,504,800      1,504,800
Other assets, principally deferred charges,
    net of accumulated amortization                960,300      1,011,600
                                               -----------    -----------
                                               $31,850,600    $33,667,400
                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                           $1,292,300     $1,346,200
     Securities sold, not yet purchased            597,500         19,200
     Accrued liabilities                         1,284,100      1,383,400
     Current portion of workers compensation
       liability                                   575,000        501,000
     Current portion of long-term debt             696,400        724,600
     Current portion of obligation under
       capital lease                                29,400         27,800
                                               -----------    -----------
         Total current liabilities               4,474,700      4,002,200

Deferred rent                                       31,700         15,800
Deposit liability                                   38,800         14,800
Workers compensation benefit liability             280,500        345,200
Long-term debt                                  17,776,400     19,523,000
Deferred gain                                    1,275,700      1,311,100
Obligation under capital lease                   2,295,700      2,310,800
                                               -----------    -----------
         Total liabilities                      26,173,500     27,522,900



Shareholders' equity:
     Preferred stock of $.01 par;
         authorized 10,000,000 shares;
         none issued                                    --             --
     Common stock of $.01 par;
         authorized 8,000,000 and
           4,000,000 shares;
         outstanding 3,706,200 and
           3,706,200 shares                         37,100         37,100
     Additional paid-in capital                  9,869,600      9,869,600
     Accumulated deficit                        (4,208,000)    (3,758,100)
     Accumulated other comprehensive income        (21,600)        (4,100)
                                               -----------    -----------
            Total shareholders' equity           5,677,100      6,144,500
                                               -----------    -----------
                                               $31,850,600    $33,667,400
                                               ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                                    3


Family Steak Houses of Florida, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)                                For the Six Months Ended
                                          ----------------------------
                                            July 02,           July 03,
                                              2003               2002
                                          ------------       ------------
Operating activities:
   Net (loss) earnings                     ($449,900)          $215,100
   Adjustments to reconcile net (loss)
     earnings to net
        cash provided by operating activities:
        Depreciation and amortization      1,023,600          1,109,000
        Asset valuation charge                    --            260,000
        Directors' fees in the form of
          stock options                           --             10,000
        Investment loss (gain)                26,500            (24,600)
        Amortization of loan fees             34,200             19,200
        Amortization of deferred gain        (35,400)                --
        (Gain) loss on disposition of
          equipment                         (125,100)            28,500
        Decrease (increase) in:
             Receivables                     (24,600)            47,700
             Inventories                      (5,900)            54,300
             Prepaids and other current
               assets                         18,000            (28,900)
             Other assets                     11,800              1,700
          (Decrease) increase in:
             Accounts payable                (53,900)          (188,300)
             Accrued liabilities             (99,300)          (269,000)
             Deferred rent                    15,900                 --
             Deposit liability                24,000                 --
             Workers compensation benefit
               liability                       9,300                 --
                                          ----------        -----------
Net cash provided by operating activities    369,200          1,234,700
                                          ----------        -----------
Investing activities:
   Purchases of investments                 (349,500)          (175,300)
   Principal receipts on mortgages
     receivable                              342,000              6,500
   Proceeds from sale of investments         280,400                 --
   Proceeds from securities sold,
     not yet purchased                       572,600                 --
   Proceeds from sale of property
     and equipment                         1,796,000                 --
   Capital expenditures                     (343,900)        (1,202,300)
                                          ----------         ----------
Net cash provided by (used in)
   investing activities                    2,297,600         (1,371,100)
                                          ----------         ----------
Financing activities:
   Payments on long-term debt and
     obligation under capital lease       (1,788,300)          (340,800)
   Proceeds from issuance of
     long-term debt                               --            209,000
   Proceeds from issuance of common stock         --            400,400
                                          ----------         ----------
Net cash provided by financing activities (1,788,300)           268,600
                                          ----------         ----------
Net increase in cash and cash equivalents    878,500            132,200
Cash and cash equivalents -
  beginning of period                      1,679,600            183,100
                                          ----------         ----------
Cash and cash equivalents - end of period $2,558,100           $315,300
                                          ==========         ==========
Noncash investing and financing activities:
      Net change in unrealized gain (loss)  ($17,500)            $3,000
                                          ==========         ==========

Supplemental disclosures of cash flow information:

      Cash paid during the period for
        interest                            $982,000           $832,600
                                          ==========         ==========
      Cash paid during the period for
        income taxes                              --                 --
                                          ==========         ==========

See accompanying notes to condensed consolidated financial statements.

              FAMILY STEAK HOUSES OF FLORIDA, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        July 2, 2003

                         (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended July 2, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2003.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.
All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen and twenty-six weeks ended July 2, 2003 and July 3, 2002 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants. Due to the Company's net losses for the quarters ended July 2, 2003, and July 3, 2002, and for the six months ended July 2, 2003, all potentially dilutive securities are antidilutive and have been excluded from the computation of diluted earnings per share for those periods.

Note 3.  Other Assets

Other assets consist principally of deferred charges, which are amortized on a straight-line basis. Deferred charges and related amortization periods are as follows: financing costs - term of the related loan, and initial franchise rights - 40 years.

The gross carrying amount of the deferred financing costs was $924,100 and $931,200 as of July 2, 2003 and January 1, 2003,
respectively. Accumulated amortization related to deferred financing costs was $192,500 and $168,900 as of July 2, 2003 and January 1, 2003, respectively. Amortization expense was $22,200 and $9,600 for the three-month periods ended July 2, 2003 and July 3, 2002, respectively. Amortization expense was $34,200 and $19,200 for the six-month periods ended July 2, 2003 and July 3, 2002, respectively. Amortization expense for each of the next five years is expected to be $47,800.

The gross carrying amount of the initial franchise rights was $384,700 as of July 2, 2003 and January 1, 2003. Accumulated amortization related to initial franchise rights was $192,000 and $186,700 as of July 2, 2003 and January 1, 2003, respectively. Amortization expense was $2,600 and $2,700 for the three-month periods ended July 2, 2003 and July 3, 2002, respectively. Amortization expense was $5,300 and $5,500 for the six-month periods ended July 2, 2003 and July 3, 2002, respectively. Amortization expense for each of the next five years is expected to be $9,600.

Note 4.  Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the 2003 presentation.

Note 5.  New Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002. The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148, but will continue to use the intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At July 2, 2003, the Company does not have any significant guarantees. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended January 1, 2003, and the recognition provisions effective January 2, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into any financial instruments with characteristics outlined within the statement during the period from June 1, 2003 through July 2, 2003. The Company will adopt the standard effective July 3, 2003 and does not expect it to have an impact on the Company's financial condition, results of operations or cash flows.

Note 6.  Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company's long-term incentive plan provides for the grant of stock options and restricted stock. The exercise price of each option equals the market price of the Company's stock on the date of the grant. Options vest in one-quarter increments over a four-year period starting on the date of the grant. An option's maximum term is ten years. See Note 9 "Common Shareholders' Equity" in the Company's Annual Report for the year ended January 1, 2003 for additional information regarding the Company's stock options.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Pursuant to the disclosure requirements of SFAS 148, the following table provides an expanded reconciliation for all periods presented:

					Three Months Ended		Six Months Ended
				  July 2, 2003	  July 3, 2002	  July 2, 2003   July 3, 2002
					------------------		----------------
Net (loss) earnings, as reported    $(394,500)  $(299,300)	   $(449,900)     $215,100
Add:  Stock based compensation
  expense included in net
  income, net of tax			  ---		---		  ---           ---
Deduct:  Total stock-based
  compensation expense
  determined under fair value,
  net of tax			     (1,400)        (3,100)         (4,500)       (6,200)
				    ---------   ----------      -----------      ---------
Pro forma net loss		  $(395,900)     $(302,400)      $(454,400)     $208,900
				   =========     =========       ----------     ---------
(Loss) earnings per share - basic
  and diluted as reported          $(0.11)        $(0.08)         $(0.12)        $0.06
  Pro forma                        $(0.11)        $(0.08)         $(0.12)        $0.06

Note 7.  Subsequent Events

On July 21, 2003, the Company subleased to a third party its operating location on Blanding Boulevard in Jacksonville, Florida. The Company remains liable under the lease through May
3, 2007 in the event of default by the sub-lessee.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended July 2, 2003 versus July 3, 2002

     The Company experienced a decrease in total sales during the second thirteen weeks of 2003 compared to the second thirteen weeks of 2002. Total sales decreased 11.4%, due primarily to the closing of two under-performing stores and the continued sluggish economy. Average unit sales per store decreased 3.0% in the second quarter. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the second quarter of 2003 decreased 5.5% from the same period in 2002, compared to a decrease of 4.7% in the second quarter of 2002 as compared to 2001. The decrease in same-store sales results primarily from new competition in the Company's markets compared to 2002, and a continuing sluggish economy.

     The operating expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, and other operating expenses, which include repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 89.7% in the second quarter of 2003 from 86.2% in the same quarter of 2002, primarily as a result of increased rent expense resulting from the sale/leaseback of an operating location in July 2002, increased utility costs and a decline in same-store sales.

     Food and beverage costs as a percentage of sales increased to 37.8% in the second quarter of 2003 from 36.9% in the same period of 2002 primarily as a result of enhanced menus initiated by the Company and higher beef costs in 2003. Payroll and benefits as a percentage of sales increased to 30.2% in the second quarter of 2003 from 29.6% in the same quarter of 2002 due to an increase in health insurance costs in 2003.

     Other operating expenses as a percentage of sales increased to 16.4% in the second quarter of 2003 from 14.8% in 2002 primarily due to increased rent expense resulting from a sale leaseback transaction completed after the second quarter of 2002, and increased utility costs and higher property insurance costs in 2003. Depreciation and amortization increased to 5.3% in 2003 from 4.9% in 2002, due to the decline in same-store sales.

     General and administrative expenses as a percentage of sales were 6.4% in the second quarter of 2003, as compared to 6.3% in the second quarter of 2002.

     The effective income tax rate for the quarters ended July
2, 2003 and July 3, 2002 was 0.0%.

     Net loss for the second quarter of 2003 was $394,500, compared to net loss of $299,300 in the second quarter of 2002.
Net loss per share was $.11 for 2003, compared to net loss per share of $.08 in 2002.

Six Months Ended July 2, 2003 versus July 3, 2002

     For the six months ended July 2, 2003, total sales decreased 13.0% compared to the same period of 2002, due to the closing of under-performing restaurants and a reduction in same-store sales resulting primarily from a continuing sluggish economy. Same-store sales decreased 8.5% for the six months ended July 2, 2003 from the same period in 2002.

     Food and beverage costs as a percentage of sales for the six month period ended July 2, 2003 increased to 38.0% from 36.9% for the same period in 2002 as a result of enhanced menu initiatives by the Company and due to higher beef prices during a portion of 2003. Payroll and benefits as a percentage of sales increased to 30.0% in 2003 from 28.5% in 2002, due primarily to increased workers' compensation costs in 2003, and the decline in same-store sales.

     For the six months ended July 2, 2003, other operating expenses as a percentage of sales increased to 15.1% from 14.2% in 2002, primarily due to increased rent expenses from a sale leaseback, higher property insurance costs, and increased utilities costs. Depreciation and amortization increased to 5.0% for the six-month period ended July 2, 2003, compared to 4.8% in 2002.

     General and administrative expenses for the six-month periods ended July 2, 2003 and July 3, 2002 were 6.3% and 6.1% of sales respectively. Interest expense increased for the first six months to $887,200 from $839,500 for the same period in 2002 due to interest expense associated with the sale leaseback.

     The effective income tax rate for the six-month periods ended July 2, 2003 and July 3, 2002 was 0.0%.

     The Company invests a portion of its available cash in marketable securities. The Company maintains an investment account to effect these transactions. Investments are made based on a combination of fundamental and technical analysis primarily using a value-based investment approach. The holding period for investments usually ranges from 60 days to 24 months. Management occasionally purchases marketable securities using margin debt. In determining whether to engage in transactions on margin, management evaluates the risk of the proposed transaction and the relative returns offered thereby. If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. Management reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the six months of 2003 include realized losses from the sale of marketable securities of $26,500, compared to realized gains of $24,600 in 2002.

     Net loss for the first six months of 2002 was impacted by an asset valuation charge of $260,000, or 8 cents per share. This charge was based on management's review of the estimated disposal value of two closed restaurants held for sale. No such charges were considered necessary in 2003.

     Net loss for the six months ended July 2, 2003 was $449,900 or $.12 per share, compared to net earnings of $215,100, or $.06 per share for the same period in 2002.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter or six months ended

July 2, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At July 2, 2003, the Company had a working capital deficit of $1,100,500 compared to $1,207,800 at January 1, 2003. Cash provided by operating activities decreased to $369,200 in the first six months of 2003 from $1,234,700 in the first six months of 2002, primarily due to the net losses in 2003, and to timing differences in the payments of accounts payable and accrued liabilities.

     On April 11, 2003, the Company sold one of its operating locations for $875,000. At the time of the sale, the location, including land, building, improvements and equipment had a net book value of $828,100. Related debt of $740,000 was paid off. Net of expenses of the sale of $81,600, the Company recognized a loss of $34,700 on the sale.

     On May 13, 2003, the Company sold one of its properties including land, building, improvements and equipment for $921,000. At the time of the sale, the property had a net book value of $813,600. Related debt of $626,000 was paid off. Net of expenses of the sale of $63,300, the Company recognized a gain of $44,100 on the sale.

     The Company spent approximately $344,000 in the first six months of 2003 for property and equipment. Total capital expenditures for 2003, based on present costs and plans for capital improvements, are estimated to be approximately $1.6 million. This amount is based on budgeted expenditures for land, building, leasehold improvements and equipment for new restaurants for which construction or land purchase is expected to begin in 2003, and normal recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). The Company believes it has sufficient sources of funds for these expenditures from existing cash on hand and a commitment from GE Capital Franchise Finance Corporation ("GE Capital") to fund $1.7 million for one of the two new restaurants. However, the

Company's ability to fund construction of both restaurants will be dependent on improvement in sales trends, or its ability to raise additional capital.

     Management estimates the cost of opening one new restaurant based on current average costs to be approximately $2,900,000. To the extent the Company decides to open new restaurants in 2003 and beyond, management plans to fund any new restaurant construction either by GE Capital funding, sales leaseback financing, developer-funded leases, refinancing existing restaurants, or attempting to get additional financing from other lenders. The Company's ability to open new restaurants is also dependent upon its ability to locate suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies. The sufficiency of the Company's cash to fund operations and necessary Capital Maintenance Items will depend primarily on cash provided by operating activities.

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

     On October 29, 2002, the Company completed a transaction with GE Capital that refinanced two existing mortgages on restaurant properties in order to provide funding of approximately $1.1 million. The Company plans to use the proceeds of this transaction and an additional $1.7 million available from the commitment from GE Capital to build a new restaurant expected to open in 2004.

     The Company has entered into a series of loan agreements with GE Capital Franchise Finance Corporation ("GE Capital").
As of July 2, 2003, the outstanding balance due under the Company's various loans with GE Capital was $18,472,800. The weighted average interest rate for the GE Capital loans is 7.4%. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of new restaurants.


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

     The Company was in compliance with this schedule as of the year ended January 1, 2003. However, due to the Company's sale in April 2003 of one of its operating stores and the sublease of two of its operating stores in April 2003 and July 2003 respectively, the Company now has 19 restaurants in operation. Accordingly, the Company will not meet the requirement as of fiscal year end 2003. Management has attempted to negotiate a potential solution with Ryan's to resolve this issue, and has inquired as to whether Ryan's will consider the shortage in restaurants a default under the Franchise Agreement. However, no agreement has been reached to date with Ryan's.

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

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
MARKET RISK

     There have been no significant changes in the Company's exposure to market risk during the first six months of 2003. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2003 which is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who serves as the principal executive officer), President (who serves as the principal operating officer), Director of Finance (who serves as the principal financial and accounting officer) and another member of the Board of Directors. Based upon that evaluation, the Company's Chairman, President and Director of Finance have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On June 19, 2003, the Company held its annual meeting of shareholders to elect directors to serve for the upcoming year.

         (b) The following table sets forth the number of votes for and against each of the nominees for director.

              Nominee                      For     Withheld

              Glen F. Ceiley            3,305,768   56,021
              Jay Conzen                3,305,948   55,841
              Stephen Catanzaro         3,307,875   53,914
              William Means             3,307,875   53,914

              The Company is unable to determine the number of broker non-votes.

              Glen F. Ceiley, Jay Conzen, Stephen Catanzaro and William Means were elected as directors by the affirmative vote of a majority of the 3,361,789 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.

ITEM 5.   OTHER INFORMATION
	     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) The following exhibits are filed as part of the report on Form 10-Q.

No.     Exhibit

3i. Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibits 3.01, 3.03, 3.04, 3.06, 3.07 to
        the Company's Annual Report on Form 10-K filed with the Commission on March 21, 2003 are hereby incorporated by reference.)

3ii.    Bylaws of Family Steak Houses of Florida, Inc. (Exhibit
        3.02, 3.05, 3.08 to the Company's Annual Report on Form
        10-K filed with the Commission on March 21, 2003 are hereby incorporated by reference.)

10.01 Sublease of restaurant property between the Company and Stevie B's, Inc., dated June 9, 2003.

11. Table detailing number of shares and common stock equivalents used in the computation of basic and diluted
       (loss) earnings per share.

13.     Annual Report to Shareholders of Family Steak Houses of
        Florida, Inc. on Form 10-K filed with the Commission on March 21, 2003 is hereby incorporated by reference.

31.1    Chief Executive Officer certification pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Chief Financial Officer certification pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

99.1    Chief Executive Officer certification pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Chief Financial Officer certification pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K
        A report on Form 8-K, dated August 8, 2003, reporting under Item 9, Regulation FD Disclosure, and Item 12, Results of Operation and Financial Condition, the issuance by the Company of a press release reporting its financial results for the quarter and six months ended July 2, 2003.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FAMILY STEAK HOUSES OF FLORIDA,
                           INC.
                           (Registrant)



                          /s/ Glen F. Ceiley
Date:  August 13, 2003    Glen F. Ceiley
                          Chairman of the Board



                          /s/ Edward B. Alexander
Date:  August 13, 2003    Edward B. Alexander
                          President / COO

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have;

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

      c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:  August 13, 2003       /s/ Glen F. Ceiley
                             Glen F. Ceiley
                             Chairman of the Board
                             Principal Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have;

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

      c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:  August 13, 2003        /s/ Edward B. Alexander
                              Edward B. Alexander
                              President
                              Chief Operating Officer

Exhibit 10.01
                            SUBLEASE

                      KEY PROVISIONS SUMMARY

Sublease Date:    May ___, 2003
Sublandlord:      Family Steak Houses of Florida, Inc., a
                  Florida corporation
Subtenant:        Mr. Steve Barnhill


Premises:         Improved real property located in the
                  Cedar Hills Shopping Center in
                  Jacksonville, Florida, more particularly
                  described in the Master Lease.
Master Property:  Cedar Hills Shopping Center in
                  Jacksonville, Florida _________ and being
                  more particularly described in the Master
                  Lease
Master Landlord:  Cedar Hills Investors, LLC
Master Lease:     Lease by and between Master Landlord, as
                  landlord, and Sublandlord, as tenant,
                  dated December 30, 1981, as amended, if
                  amended, for the lease of the Master
                  Property, attached hereto as Exhibit A.
Notices:          Sublandlord:
                  Family Steak Houses of Florida, Inc.
                  2113 Florida Boulevard
                  Neptune Beach, Florida 32266
                  Fax: (904) 249-1466
                  Attn: Mr. Edward B. Alexander

                  Subtenant:
                  Mr. Steve Barnhill
                  751 Pensacola Beach Blvd.
                  Pensacola Beach, Florida  32561
                  Fax: (407) 870-9983
                  Attn: Steve Barnhill

With a copy to:   Hughes & Lane, P.A.
                  4190 Belfort Road, Suite 351
                  Jacksonville, Florida 32216
                  Fax: (904) 296-2270
                  Attention: Edward W. Lane, III
With a copy to:   _______________________
                  _______________________
                  _______________________
                  Fax: __________________
                  Attn: _________________

Commencement Date: July 1, 2003 (Section 2)
Rent Commencement
Date:             The Commencement Date
Expiration Date:  May 3, 2012 unless terminated sooner as
                  provided herein (Section 2)
Base Rent:        $38,109.96 dollars annually, paid in 12
                  monthly installments of $3,175.83 (Section 3).
Additional Rent:  Percentage Rent (Section 3)]
Permitted Use:    Family style restaurant (Section 5)
Security Deposit: $7,500.00 (Section 15)
Brokers:          None.
Exhibits:         Exhibit A - Master Lease
                  Exhibit B - Site Plan of Premises

     If there are any inconsistencies between the Key Provisions
Summary and the other provisions of this Sublease, then the Key
Provisions Summary shall control.
           Sublandlord's Initials         Subtenant's Initials

                        SUBLEASE AGREEMENT
     THIS SUBLEASE is made and entered into as of the Sublease
Date by and between Sublandlord and Subtenant.

                            Recitals

     A. Sublandlord leases from Master Landlord pursuant to the Master Lease the Master Property.
     B. Subtenant desires to sublease from Sublandlord the Premises pursuant to the terms hereof.

     NOW, THEREFORE, in consideration of mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which is acknowledged, Sublandlord does hereby sublease unto Subtenant and Subtenant subleases from Sublandlord the Premises upon the following terms and conditions:
1. Master Lease Terms and Conditions. Each reference in this Sublease to any of the provisions in the Key Provisions Summary shall be construed to incorporate all of the terms provided for under such provision and shall be read in conjunction with all other provisions of this Sublease applicable thereto. Except as set forth herein, this Sublease is made upon, and shall be subject and subordinate to, all of the terms, covenants and conditions of the Master Lease and all mortgages, lease and other documents to which the Master Lease is or may hereafter become subject and subordinate. Subtenant shall, upon request, execute certificates reasonably requested to confirm such subordination. Subtenant hereby covenants and agrees (a) to assume, faithfully perform, observe and be bound by all of the terms, covenants, and conditions required to be performed by or on the part of tenant under the Master Lease related to the Premises, all of which shall constitute the terms of this Sublease, except to the extent such terms are inconsistent with the terms of this Sublease, in which event the terms of this Sublease shall prevail; (b) to indemnify, protect, defend and hold Sublandlord harmless from and against any and all liabilities, penalties, demands and other costs and expenses (including, without limitation, reasonable attorneys' fees) incurred under or pursuant to the Master Lease by reason of Subtenant's failure to fully comply with any and all of the duties, covenants and obligations of Sublandlord under and pursuant thereto which are required to be performed by tenant pursuant to the terms of the Master Lease;
(c) that any default by Master Landlord shall not affect this Sublease or waive or defer the performance of any of Subtenant's obligations hereunder; (d) that Subtenant shall not do or cause to be done or suffer or permit any act to be done which would or might cause the Master Lease, or the rights of Sublandlord as tenant under the Master Lease to be endangered, canceled, terminated, forfeited or surrendered, or which would or might cause Sublandlord to be in default thereunder or liable for any damage, claim or penalty; and (e) to obtain Sublandlord's consent whenever Master Landlord's consent is needed under the Master Lease. Subtenant agrees, as an express inducement for Sublandlord's execution of this Sublease, that if there is any conflict between the provisions of this Sublease and the provisions of the Master Lease which would permit Subtenant to do or cause to be done or suffer or permit anything to be done which is prohibited by the Master Lease, then the provisions of the Master Lease shall prevail. Subtenant acknowledges that Sublandlord does not covenant or agree to do or perform any obligations undertaken or assumed by the Master Landlord under the Master Lease and that Master Landlord has responsibility for providing services and utilities under the terms of the Master Lease. Sublandlord agrees to assist Subtenant in securing the performance of any responsibility of Master Landlord under the terms of the Master Lease. Sublandlord shall maintain the Master Lease in full force and effect during the Sublease Term provided Sublandlord shall not be liable to Subtenant for any early termination of or default under the Master Lease which is not due to the gross negligence or willful misconduct of Sublandlord.

2. Sublease Term. The Sublease Term of this Sublease shall begin on the Commencement Date and shall continue until the Expiration Date (the "Sublease Term").

3. Rent.

     A. Base Rent. Subtenant shall pay Sublandlord the Base Rent in the twelve (12) equal monthly installments, in advance, on the first day of each month, without notice, deduction or offset, commencing on the Commencement Date and continuing through the Sublease Term.

     B. Additional Rent. In addition to Base Rent, Subtenant shall pay to Sublandlord Percentage Rent as provided in Article 4 of the Master Lease, in an amount equal to two percent (2%) of all Gross Sales (as that term is defined in the Master Lease) above One Million Six Hundred Twenty-Five Thousand Dollars ($1,625,000.00) and less than Two Million Two Hundred Thousand Dollars ($2,200,000.00), per year, payable quarterly, and in the amount of four percent (4%) of all gross sales of Two Million Two Hundred Thousand Dollars ($2,200,000.00) and above, payable quarterly. Subtenant shall also pay to Sublandlord reimbursement for pest control and refuse collection as provided in Section
8.1.5 of the Master Lease, reimbursement for all Taxes (as defined in the Master Lease) as provided in Section 8.1.14 thereof, reimbursement for insurance premiums as provided in
Section 8.1.15 of the Master Lease, all sums due the Shopping Center Merchant's Association as provided in Section 8.1.19 of the Master Lease, and all Florida sales and use tax payable in respect of any Rent, Additional Rent, charges or other amounts paid under the Master Lease as provided in Section 8.1.20 thereof. In addition and as Additional Rent, Subtenant shall pay to Sublandlord all other sums which may be due from time to time under the Master Lease.

4. Utilities. Subtenant shall be responsible for paying before delinquency all fees and charges for all utility services supplied to the Subleased Premises including, but not limited to, sanitary sewer, portable water, electricity, telephone, cable television, gas, and garbage collection.

5. Insurance. Subtenant shall, at its sole cost and expense, maintain throughout the Sublease Term, any insurance coverage required to be maintained by Sublandlord under the Master Lease, pursuant to the terms and conditions of the Master Lease, with a company authorized to transact business in the State of Florida and otherwise in accordance with the terms of the Master Lease. Sublandlord and Master Landlord shall be named as additional insureds under such insurance. Subtenant shall indemnify and save harmless Sublandlord and Master Landlord from any claim or loss by reason of an accident or damage to any person or property happening in the Premises. Subtenant shall provide Sublandlord and Master Landlord with certificates of insurance evidencing the insurance be maintained by Subtenant herein. Subtenant further agrees to give thirty
(30) days advance written notice of any cancellation or reduction of insurance under any such policy. Neither Sublandlord nor Subtenant shall be liable to the other party for damages to the Master Property or the Premises, the improvements located thereon or the contents thereof, to the extent that such liability is coverable by a policy of insurance required to be maintained, or actually maintained, by the damaged party. Sublandlord and Subtenant hereby grant to one another on behalf of any insurer providing insurance to either covering the Master Property or the Premises, the improvements located thereon or the contents thereof, a waiver of any right of subrogation any such insurer of one party may acquire against the other by virtue of payment of any loss under any such insurance. The foregoing provision shall be of no force or effect to the extent its existence or enforceability would adversely affect the enforceability, validity and/or collectability of any insurance coverage claimed by either party provided that both parties agree to obtain any insurance endorsements which may be available at nominal cost if such endorsements would permit the effectiveness of this provision under circumstances where it would otherwise be ineffective. If a party is unable to obtain such endorsement, it shall immediately notify the other of this inability. In the absence of such notification, each party shall be deemed to have obtained such waiver of subrogation.

6. Use and Compliance With Laws. Subtenant shall (a) use the Premises for the Permitted Use only and for no other purpose; (b) not conduct on the Premises nor permit to be conducted on the Premises any business which is in violation of federal law, the laws of the State of Florida, or any law or ordinance of any political subdivision having jurisdiction over the Premises: (c) maintain the Premises in compliance with "tenant's" maintenance requirements under the Master Lease; and
(d) not, without compliance with applicable rules, regulations and ordinances, generate, store, treat or dispose of any petroleum, chemical, material or other substance which is regulated as toxic or hazardous under any applicable federal, state or local law, ordinance or code ("hazardous materials") or otherwise breach any of the representations regarding hazardous materials contained in the Master Lease or this Sublease and shall promptly notify Sublandlord of any written allegation of non-compliance received by Subtenant. Without limiting any other indemnification set forth in this Sublease, Subtenant shall indemnify, protect, defend and hold Sublandlord and Master Landlord harmless from and against any and all damages, liabilities, judgments, costs, claims, liens, expenses, penalties, suits, demands, actions, fines, and all costs and expenses thereof (including, without limitation, reasonable attorneys' and consultants' fees) arising out of or involving any hazardous materials introduced to the Premises by Subtenant or at Subtenant's direction or any other violation of any applicable environmental laws by Subtenant or its agents. This provision shall survive the expiration or earlier termination of the Sublease Term. No termination, cancellation or release agreement entered into by Sublandlord or Master Landlord and Subtenant shall release Subtenant from its obligations under this Sublease with respect to all applicable environmental laws unless specifically so agreed by Sublandlord and Master Landlord in writing at the time of such agreement. This provision shall survive the expiration or early termination of this Sublease.

7. Alterations. Subtenant has examined the Premises and accepts the Premises in an "AS IS" "WHERE IS" condition, and Subtenant acknowledges and agrees that neither Sublandlord nor any of Sublandlord's agents, employees or representatives have made any representation or warranty, either express or implied, with respect to the Premises or the use thereof by Subtenant. Subtenant shall not make any alterations to the Premises without Sublandlord's and Landlord's, as may be required, prior written consent. If any alterations are permitted, Subtenant shall comply with all requirements of the Master Lease with respect to such alterations, including, but not limited to, mechanics' liens and bonding. Any alterations made, other than the installation of Subtenant's personal property, shall remain on and be surrendered with the Premises on the expiration or earlier termination of the Sublease Term, unless such alterations are required to be removed pursuant to the terms of this Sublease or Sublandlord requires Subtenant to remove such alterations, in which case Subtenant shall, at its own cost, remove such alterations and repair any damage caused by such removal.

8. Indemnification. Subtenant shall indemnify, protect, defend and hold Sublandlord and Landlord harmless from and against any and all damages, liabilities, judgments, costs, claims, liens, expenses, penalties, suits, demands, actions, fines, and all costs and expenses thereof (including, without limitation, reasonable attorneys' and consultants' fees) arising out of or involving the use or occupancy of the Premises by Subtenant, its agents, contractors, employees, invitees, licensees, servants, subcontractors or subtenants, except to the extent caused by the gross negligence or willful misconduct of Sublandlord.

9. Default. The occurrence of one or more of the following events (herein "Events of Default") shall constitute a default by Subtenant and a breach of this Sublease: (a) the filing of a petition by Subtenant for adjudication as bankrupt, the involuntarily adjudication of Subtenant as bankrupt or the voluntary reorganization of Subtenant pursuant to the United States Bankruptcy Code; (b) the appointment of a receiver for Subtenant; (c) the making by Subtenant of any assignment for the benefit of creditors; (d) the failure to pay rent within seven
(7) days after same becomes due or the failure to maintain the required insurance coverages to be maintained by Subtenant hereunder; (e) a default in the performance of any other covenant or condition of this Sublease on the part of Subtenant not cured within five (5) days of Sublandlord's notice thereof (except no notice shall be required for Sublandlord to commence to cure Subtenant's default in the event of an emergency or if required under the Master Lease); and (f) any other act or omission which would constitute a default under the terms of the Master Lease.

10. Sublandlord's Remedies On Default By Subtenant. Upon the occurrence of an Event of Default, Sublandlord shall have the right to terminate this Sublease and/or Subtenant's right to possession of the Premises at any time and reenter the Premises. In addition, Sublandlord shall have the right to pursue any and all other remedies available at law and in equity to recover from Subtenant all amounts then due or thereafter accruing and such other damages as are caused by Subtenant's Event of Default. No course of dealing between Sublandlord and Subtenant or any delay on the part of Sublandlord in exercising any rights Sublandlord may have under this Sublease shall operate as a waiver of any of the rights of Sublandlord hereunder nor shall any waiver or prior default operate as a waiver of any subsequent default. In exercising its rights and remedies under this Sublease, Sublandlord shall be entitled to recover from Subtenant all costs incurred, including, without limitation, reasonable attorneys' fees.

11. Brokers. Sublandlord and Subtenant warrant that they have not used any broker other than Broker and each party agrees to indemnify, protect, defend and hold each other harmless from and against any and all damages, liabilities, judgments, costs, claims, liens, expenses, penalties, suits, demands, actions, fines, and all costs and expenses thereof (including, without limitation, reasonable attorneys' and consultants' fees) for brokerage commissions arising out of or involving each other's actions in connection with this Sublease, including the payment of any commission or any other fee or charge due to any other broker having a claim through such party.

12. Assignment and Subletting. Subtenant shall not further sublet all or any portion of the Premises to others or assign or encumber this Sublease without the prior written consent of Sublandlord. Consent by Sublandlord to one assignment or subletting shall not destroy or operate as a waiver of the prohibitions contained in this paragraph or in the Master Lease as to future assignments or subleases, and all such later assignments or subleases shall be made only with the prior written consent of Sublandlord. In the event an assignment or encumbrance of this Sublease or subletting of the Premises or any part thereof is made by Subtenant, Subtenant shall remain liable to Sublandlord for payment of all rent provided for hereunder and for the faithful performance of all the covenants and conditions contained herein to the same extent as if this Sublease had not been assigned or encumbered or the Premises sublet. If Subtenant sublets the Premises at a rental that exceeds all rentals to be paid to Sublandlord hereunder, Subtenant shall pay over any such excess to Sublandlord. Subtenant agrees to reimburse Sublandlord for any costs and expenses (including reasonable attorneys' fees not to exceed $1,500) incurred by Sublandlord in connection with Subtenant's assignment or subletting. If a sublease of the Premises is consented to by Sublandlord and the rental of such sublease exceeds the rentals to be paid to Sublandlord hereunder, than Subtenant shall pay such excess to Sublandlord.

13. Entry. Master Landlord and Sublandlord shall have the same rights to enter into the Premises as are provided to Master
Landlord to enter the Master Property in the Master Lease.

14. Holding Over. Subtenant shall have no right to occupy the Premises or any portion thereof after the expiration of this Sublease or after termination of this Sublease or of Subtenant's right to possession in consequence of an Event of Default hereunder. If Subtenant or any party claiming by, through or under Subtenant holds over, Sublandlord may exercise any and all remedies available to it at law or in equity to recover possession of the Premises, and to recover damages, including, without limitation, damages payable by Sublandlord to Master Landlord by reason of such holdover. For each and every month or partial month that Subtenant or any party claiming by, through or under Subtenant remains in occupancy of all or any portion of the Premises after the expiration of this Sublease or after termination of this Sublease or Subtenant's right to possession, Subtenant shall pay, as minimum damages and not as a penalty, monthly rent at a rate equal to double the rate of monthly Base Rent and Additional Rent payable by Subtenant hereunder immediately prior to the expiration or other termination of this Sublease or of Subtenant's right of possession. The acceptance by Sublandlord of any lesser sum shall be construed as payment on account and not in satisfaction of damages for such holding over.

15.     Limitation of Liability.  Subtenant agrees that
Subtenant shall look solely to the interest of Sublandlord in the Premises for the collection of any judgment requiring the payment of money by Sublandlord for any default or breach under this Sublease.

16. Security Deposit. As an express condition of the Sublease, the Subtenant shall deposit with the Sublandlord the Security Deposit which shall be held during the Sublease Term to guarantee the faithful performance by Subtenant's obligations as herein provided. The Security Deposit or any portion thereof may be applied to the curing of any default that may then exist, without prejudice to any other remedy or remedies which Sublandlord may have on account thereof, and upon such application Subtenant shall pay Sublandlord on demand the amount so applied which shall be added to the Security Deposit so the same may be restored to its original amount. Unless prohibited by law, Sublandlord or its successor may commingle the Security Deposit with its other funds. Upon termination of this Sublease, and provided Subtenant is not in default hereunder and has performed all of its obligations under this Sublease, Sublandlord shall return the remainder of Security Deposit, without any interest thereon, to Subtenant. Subtenant covenants and agrees that it will not assign, pledge, hypothecate, mortgage or otherwise encumber the aforementioned security during the Sublease Term.

17. Notice. Any notice that either party desires or is required to give to the other party shall be in writing and shall be deemed to have been sufficiently given if either served personally or sent by overnight mail or prepaid, registered or certified mail, or via national overnight delivery service addressed to the other party at the addresses set forth in the Key Provisions Summary.

18. Jurisdiction. The parties hereto agree that this Sublease and the enforcement hereof shall be construed in accordance with and governed by the laws of the State of Florida and that any action brought under this Sublease shall be brought in the state courts.

19. Corporate Authority. Subtenant and each person executing this Sublease on behalf of Subtenant represents and warrants that Subtenant is validly existing under the laws of their state of domicile and that Subtenant has full right and authority to enter into this Sublease and to perform all of Subtenant's obligations hereunder.

20. Integration and Binding Effect. The entire agreement between Sublandlord and Subtenant is contained in the provisions of this Sublease and any stipulations, representations, promises or agreements, written or oral made prior to or contemporaneous with this Sublease shall have no legal effect unless contained herein. In the event Sublandlord retains an attorney to enforce provisions of this Sublease, Sublandlord shall be entitled to recover, in addition to all other remedies available at law or in equity, its reasonable attorneys' fees from the Subtenant. Titles to the paragraphs of this Sublease shall be ignored when interpreting this Sublease. This Sublease shall be binding upon and inure to the benefit of the parties hereto, their respective heirs, successors and assigns. Any amendments to this Sublease must be made in writing and executed by the party to be charged with such amendment.

21. Radon. Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from your county public health unit.

22. Inspection. Sublandlord shall have the right at all reasonable times hereunder and upon reasonable notice (excepting, however, in the event of an emergency which shall require no notice) for its employees and agents to enter the Subleased Premises for the purpose of inspecting the same, of making repairs, additions, or alterations thereto, and of showing the Subleased Premises to prospective purchasers, lenders, and tenants, in the same manner and to the same extent as the Master Landlord is entitled to do under Section 8.1.11 of the Master Lease.

     IN WITNESS WHEREOF, the parties hereto have executed this Sublease Agreement as of the day and year first above written.


                                Sublandlord

Signed, sealed and delivered    FAMILY STEAK HOUSES OF FLORIDA,
in the presence of:             INC.


_____________________________
Witness                         By:_____________________________
_____________________________   Print Name:_____________________
Print Name                      Title:__________________________
_____________________________   Date:___________________________
Witness
_____________________________
Print Name

                                Subtenant

Signed, sealed and delivered
in the presence of:


______________________________
Witness                         Stevie B's, Inc.
______________________________  Steve Barnhill
Print Name
______________________________
Witness
______________________________
Print Name

EXHIBIT A
MASTER LEASE

EXHIBIT B
FLOOR PLAN

                    CONSENT OF MASTER LANDLORD

     Master Landlord does hereby consent to this Sublease of the Premises and all the terms and provisions of this Sublease and acknowledges the right of Subtenant to all of the benefits and services due Subtenant under the Master Lease during the Sublease Term; provided, however, the parties acknowledge and agree that Master Landlord's consent to this Sublease shall not in any way expand the rights of Sublandlord or Subtenant beyond the rights granted in the Master Lease.


                                Master Landlord

                                CEDAR HILLS INVESTORS, LLC


                                By:
                                Print Name:
                                Title:
                                Date:

Exhibit 11.1

The table below details the number of shares and common stock equivalents used in the computation of basic and diluted earnings per share:

                               Three Months Ended          Six Months
                              7/02/03     7/03/02     7/02/03     7/03/02
Basic:
  Weighted average common
   shares outstanding used
   in computing basic (loss)
   earnings per share         3,706,200   3,601,100   3,706,200  3,429,500
                              =========   =========   =========  =========
  Basic (loss) earnings
   per share                  $   (.11)   $   (.08)   $   (.12)  $    .06
                              =========  ==========   =========  =========
Diluted:
  Weighted average common
   shares outstanding         3,706,200  3,601,100    3,706,200  3,429,500

  Effects of dilutive stock
   options                          ---         ---          ---     6,600
                              ---------  ----------   ----------  --------
  Shares used in computing
   diluted (loss) earnings
   per share                  3,706,200   3,601,100   3,706,200  3,436,100
                              =========   =========   =========  =========
  Diluted (loss) earnings
   per share                  $   (.11)   $   (.08)    $   (.12) $    .06
                              =========   =========   ========  =========

Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have;

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

      c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:  August 13, 2003       /s/ Glen F. Ceiley
                             Glen F. Ceiley
                             Chairman of the Board
                             Principal Executive Officer

Exhibit 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have;

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

      c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:  August 13, 2003        /s/ Edward B. Alexander
                              Edward B. Alexander
                              President
                              Chief Operating Officer

Exhibit 99.1:  Certification of Periodic Reports

       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending July 2, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glen F. Ceiley, Principal Executive Officer/Chairman of the Board of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:

     (1).  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     August 13, 2003          By:/s/ Glen F. Ceiley
                                   Glen F. Ceiley
                                   Principal Executive Officer/
                                   Chairman of the Board

Exhibit 99.2:  Certification of Periodic Reports


       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending July 2, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward B. Alexander, President/ Chief Operating Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:

     (1).  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     August 13, 2003          By:/s/ Edward B. Alexander
                                   Edward B. Alexander
                                   President/COO
