Form 10-Q
period 2003-10-01
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2003-11-14
CIK 784539

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                 FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended October 1, 2003

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

                      Yes  X      No_____


Title of each class                 Number of shares outstanding

   Common Stock                              3,706,200
  $.01 par value                         As of November 11, 2003

Family Steak Houses of Florida, Inc.
Condensed Consolidated Results of Operations
(Unaudited)                            For The Quarters Ended  For The Nine Months Ended
                                       ----------------------- -------------------------
                                          Oct. 1,     Oct. 2,     Oct. 1,     Oct. 2,
                                            2003        2002        2003        2002
                                       ----------------------- -------------------------
Revenues:
     Sales                              $8,558,900  $9,525,900 $28,854,500 $32,855,700
     Vending revenue                        53,600      47,000     160,900     152,500
                                       ----------- ----------- ----------- -----------
Total revenues                           8,612,500   9,572,900  29,015,400 $33,008,200
                                       ----------- ----------- ----------- -----------

Cost and expenses:
  Food and beverage                      3,271,200   3,589,700  10,989,700  12,205,900
  Payroll and benefits                   2,707,300   2,993,200   8,697,300   9,649,500
  Depreciation and amortization            488,300     558,500   1,511,900   1,667,500
  Other operating expenses               1,563,100   1,699,900   4,803,500   5,157,100
  General and administrative expenses      546,800     534,300   1,767,800   1,809,500
  Franchise fees                           341,800     381,000   1,153,400   1,313,800
  Asset valuation charge                        --         ---         ---     260,000
  Loss on store closings and disposition
    of equipment                            23,300      68,800      87,900     207,300
                                       ----------- ----------- ----------- -----------
                                         8,941,800   9,825,400  29,011,500  32,270,600
                                       ----------- ----------- ----------- -----------
     (Loss) earnings from operations      (329,300)   (252,500)      3,900     737,600

Investment (loss) gain                     (78,300)       (100)   (105,800)     24,500
Interest and other income                   61,800      56,600     193,500      96,500
Interest expense                          (422,700)   (458,200) (1,309,900) (1,297,700)
                                       ----------- ----------- ----------- -----------
     (Loss) before income taxes           (768,500)   (654,200) (1,218,300)   (439,100)
Provision for income taxes                      --          --          --          --
                                       ----------- ----------- ----------- -----------
     Net loss                            ($768,500)  ($654,200)($1,218,300)  ($439,100)
                                       =========== =========== =========== ===========


Basic loss per share                        ($0.21)     ($0.18)     ($0.33)     ($0.12)
                                       =========== =========== =========== ===========
Basic weighted average common shares
  outstanding                            3,706,200   3,706,200   3,706,200   3,521,700
                                       =========== =========== =========== ===========
Diluted loss per share                      ($0.21)     ($0.18)     ($0.33)     ($0.12)
                                       =========== =========== =========== ===========
Diluted weighted average common shares
  outstanding                            3,706,200   3,706,200   3,706,200   3,521,700
                                       =========== =========== =========== ===========

See accompanying notes to condensed consolidated financial

                                       2

Family Steak Houses of Florida, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)                                     October 1,     January 1,
                                                   2003             2003
                                               ------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents                  $2,175,600     $1,679,600
     Investments                                    37,500         58,100
     Receivables                                   112,600        105,400
     Current portion of mortgages receivable            --        342,000
     Inventories                                   236,200        236,400
     Prepaid and other current assets              498,500        372,900
                                                ----------    -----------
         Total current assets                    3,060,400      2,794,400


Certificate of deposit                              10,000         10,000

Property and equipment:
     Land                                        7,976,500      8,703,800
     Buildings and improvements                 23,877,500     25,496,600
     Equipment                                  11,873,800     12,826,600
     Construction in progress                      242,400         60,800
                                               -----------    -----------
                                                43,970,200     47,087,800
     Accumulated depreciation                  (18,227,900)   (18,741,200)
                                               -----------    -----------
            Net property and equipment          25,742,300     28,346,600


Property held for sale                           1,215,200      1,504,800
Other assets, principally deferred charges,
    net of accumulated amortization                993,600      1,011,600
                                               -----------    -----------
                                               $31,021,500    $33,667,400
                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                           $1,137,400     $1,346,200
     Securities sold, not yet purchased            790,600         19,200
     Accrued liabilities                         1,343,800      1,383,400
     Current portion of workers compensation
       liability                                   575,000        501,000
     Current portion of long-term debt             722,700        724,600
     Current portion of obligation under
       capital lease                                30,400         27,800
                                               -----------    -----------
         Total current liabilities               4,599,900      4,002,200

Deferred rent                                       39,600         15,800
Deposit liability                                   31,300         14,800
Workers compensation benefit liability             277,300        345,200
Long-term debt                                  17,581,700     19,523,000
Deferred gain                                    1,258,000      1,311,100
Obligation under capital lease                   2,287,600      2,310,800
                                               -----------    -----------
         Total liabilities                      26,075,400     27,522,900



Shareholders' equity:
     Preferred stock of $.01 par;
         authorized 10,000,000 shares;
         none issued                                    --             --
     Common stock of $.01 par;
         authorized 8,000,000 and
           4,000,000 shares;
         outstanding 3,706,200 and
           3,251,000 shares                         37,100         37,100
     Additional paid-in capital                  9,869,600      9,869,600
     Accumulated deficit                        (4,976,400)    (3,758,100)
     Accumulated other comprehensive income         15,800         (4,100)
                                               -----------    -----------
            Total shareholders' equity           4,946,100      6,144,500
                                               -----------    -----------
                                               $31,021,500    $33,667,400
                                               ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                                    3

Family Steak Houses of Florida, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)                                For the Nine Months Ended
                                          ----------------------------
                                            Oct. 1,            Oct. 2,
                                              2003               2002
                                          ------------       ------------
Operating activities:
   Net (loss)                            ($1,218,300)         ($439,100)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
        Depreciation and amortization      1,511,900          1,667,500
        Asset valuation charge                    --            260,000
        Directors' fees in the form of
          stock options                           --             15,000
        Investment loss (gain)               105,800            (24,500)
        Amortization of loan fees             46,200             56,700
        Amortization of deferred gain        (53,100)           (17,700)
        (Gain) loss on disposition of
          equipment                         (132,700)            59,900
        Decrease (increase) in:
             Receivables                      (7,200)            53,800
             Inventories                         200             48,300
             Prepaids and other current
               assets                       (125,600)           (85,600)
             Other assets                    (44,600)           (30,700)
          (Decrease) increase in:
             Accounts payable               (208,800)          (299,800)
             Accrued liabilities             (39,600)          (251,700)
             Deferred rent                    23,800              7,900
             Deposit liability                16,500                 --
             Workers compensation benefit
               liability                       6,100                 --
                                          ----------        -----------
Net cash (used in) provided by operating
   activities                               (119,400)         1,020,000
                                          ----------        -----------
Investing activities:
   Purchases of investments                 (284,900)          (303,600)
   Principal receipts on mortgages
     receivable                              342,000             10,000
   Proceeds from sale of investments         272,000              3,800
   Proceeds from securities sold,
     not yet purchased                       727,600                 --
   Proceeds from sale of property
     and equipment                         1,796,000                 --
   Capital expenditures                     (608,500)        (1,672,100)
   Proceeds from sale of assets
     held for sale                           335,000             32,600
                                          ----------         ----------
Net cash provided by (used in)
   investing activities                    2,579,200         (1,929,300)
                                          ----------         ----------
Financing activities:
   Payments on long-term debt and
     obligation under capital lease       (1,963,800)        (1,619,600)
   Proceeds from issuance of
     long-term debt                               --            209,000
   Proceeds from sale-leaseback                   --          3,000,000
   Payment of sale-leaseback costs                --           (151,300)
   Proceeds from investment
     margin debt                                  --             10,200
   Proceeds from issuance of common stock         --            400,400
                                          ----------         ----------
Net cash (used in) provided by
   financing activities                   (1,963,800)         1,848,700
                                          ----------         ----------
Net increase in cash and cash equivalents    496,000            939,400
Cash and cash equivalents -
  beginning of period                      1,679,600            183,100
                                          ----------         ----------
Cash and cash equivalents - end of period $2,175,600         $1,122,500
                                          ==========         ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for
      interest                            $1,390,300         $1,253,300
                                          ==========         ==========
      Cash paid during the period for
        income taxes                              --                 --
                                          ==========         ==========
Noncash investing and financing activities:
      Net change in unrealized gain          $15,800           ($30,000)
                                          ==========         ==========
      Capital lease entered to acquire
        building                                  --          $1,320,000
                                          ==========         ===========


See accompanying notes to condensed consolidated financial statements.

                                     4

               FAMILY STEAK HOUSES OF FLORIDA, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       October 1, 2003

                       (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and thirty-nine week periods ended October 1, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2003.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.
All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Earnings Per Share

Basic earnings per share for the thirteen and thirty-nine weeks ended October 1, 2003 and October 2, 2002 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants. Due to the Company's net losses for the quarters ended October 1, 2003, and October 2, 2002, and for the nine months ended
October 1, 2003 and October 2, 2002, all potentially dilutive securities are antidilutive and have been excluded from the computation of diluted earnings per share for those periods.

Note 3.  Other Assets

Other assets consist principally of deferred charges, which are amortized on a straight-line basis. Deferred charges and related amortization periods are as follows: financing costs - term of the related loan, and initial franchise rights - 40 years.

The gross carrying amount of the deferred financing costs was $924,100 and $931,200 as of October 1, 2003 and January 1, 2003,
respectively. Accumulated amortization related to deferred financing costs was $204,500 and $168,900 as of October 1, 2003 and January 1, 2003, respectively. Amortization expense was $12,000 and $37,500 for the three-month periods ended October 1, 2003 and October 2, 2002, respectively. Amortization expense was $46,200 and $56,700 for the nine-month periods ended October 1, 2003 and October 2, 2002, respectively. Amortization expense for each of the next five years is expected to be $48,000.

The gross carrying amount of the initial franchise rights was $384,700 as of October 1, 2003 and January 1, 2003. Accumulated amortization related to initial franchise rights was $194,600 and $186,700 as of October 1, 2003 and January 1, 2003, respectively. Amortization expense was $2,500 and $2,700 for the three-month periods ended October 1, 2003 and October 2, 2002, respectively. Amortization expense was $7,900 and $8,200 for the nine-month periods ended October 1, 2003 and October 2, 2002, respectively. Amortization expense for each of the next five years is expected to be $10,200.

Note 4.  Reclassifications

Certain items in the prior interim financial statements have been reclassified to conform to the 2003 presentation.

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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At October 1, 2003, the Company does not have any significant guarantees. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended January 1, 2003, and the recognition provisions effective January 2, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into any financial instruments with characteristics outlined within the statement during the period from June 1, 2003 through October 1, 2003. The Company adopted the standard effective July 3, 2003 and adoption did not have an impact on the Company's financial condition, results of operations or cash flows.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Pursuant to the disclosure requirements of SFAS 148, the following table provides an expanded reconciliation for all periods presented:

                                     Three Months Ended           Nine Months Ended
                                    Oct.1, 2003  Oct. 2, 2002   Oct. 1, 2003 Oct. 2, 2002
                                       ------------------            ----------------
Net (loss) earnings, as reported    $(768,500)  $(654,200)     $(1,218,300)    $(439,100)
Add:  Stock based compensation
  expense included in net

  income, net of tax                      ---         ---              ---           ---
Deduct:  Total stock-based
  compensation expense
  determined under fair value,
  net of tax                           (1,400)     (3,100)         (4,500)       (6,200)
                                    ---------   ----------      ----------      --------
Pro forma net loss                  $(769,900)  $(657,100)     $(1,222,800)   $(445,300)
                                    =========    =========      ==========     =========
(Loss) earnings per share - basic
  and diluted as reported          $(0.21)        $(0.18)         $(0.33)        $(0.13)
  Pro forma                        $(0.21)        $(0.18)         $(0.33)        $(0.13)

Note 7.  Subsequent Events

On October 22, 2003, the Company closed its operating location in Apopka, Florida. This restaurant has been listed for sale.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended October 1, 2003 versus October 2, 2002

     The Company experienced a decrease in total sales during the third quarter of 2003 compared to the third quarter of 2002. Total sales decreased 10.2%, due primarily to the closure of three under-performing restaurants in 2003, and a decline in same-store sales. Average unit sales per store increased 3.7% in the third quarter, due primarily to the closure of the three under-performing restaurants. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the third quarter of 2003 decreased 4.8% from the same period in 2002, compared to a decrease of 8.8% in the third quarter of 2002 as compared to 2001. The decrease in same-store sales results primarily from new competition in some of the Company's markets compared to 2002.

     The operating expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, and other operating expenses, which include repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 93.8% in the third quarter of 2003 from 92.8% in the same quarter of 2002, primarily as a result of higher food costs and the decline in same-store sales.

     Food and beverage costs as a percentage of sales increased to 38.2% in the third quarter of 2003 from 37.7% in the same period of 2002 primarily as a result of enhanced menus initiated by the Company and higher beef costs in 2003. Payroll and benefits as a percentage of sales increased to 31.6% in the third quarter of 2003 from 31.4% in the same quarter of 2002 due to an increase in health insurance costs in 2003.

     Other operating expenses as a percentage of sales increased to 18.3% in the third quarter of 2003 from 17.8% in 2002 primarily due to increased utility costs in 2003. Depreciation and amortization decreased to 5.7% in 2003 from 5.9% in 2002.

     General and administrative expenses as a percentage of sales were 6.4% in the third quarter of 2003, as compared to 5.6% in the third quarter of 2002, primarily due to increased site selection expenses resulting from the write-off of costs from a restaurant site for which the Company could not obtain a building permit, and to increased legal expenses.

     The effective income tax rate for the quarters ended
October 1, 2003 and October 2, 2002 was 0.0%.

     Net loss for the third quarter of 2003 was $768,500, compared to net loss of $654,200 in the third quarter of 2002.
Net loss per share was $.21 for 2003, compared to net loss per share of $.18 in 2002.

Nine Months Ended October 1, 2003 versus October 2, 2002

     For the nine months ended October 1, 2003, total sales decreased 12.2% compared to the same period of 2002, due to the closing of under-performing restaurants and a reduction in same-store sales. Same-store sales decreased 6.6% for the nine months ended October 1, 2003 from the same period in 2002, primarily due to a sluggish economy in the first half of 2003, and to increased competition at certain restaurants.

     Food and beverage costs as a percentage of sales for the nine month period ended October 1, 2003 increased to 38.1% from 37.2% for the same period in 2002 as a result of enhanced menu initiatives by the Company and due to higher beef prices during a portion of 2003. Payroll and benefits as a percentage of sales increased to 30.1% in 2003 from 29.4% in 2002, due primarily to increased workers' compensation costs in 2003, and the decline in same-store sales.

     For the nine months ended October 1, 2003, other operating expenses as a percentage of sales increased to 16.7% from 15.7% in 2002, primarily due to increased rent expenses from a sale leaseback completed in July 2000, higher property insurance costs, and increased utilities costs. Depreciation and amortization increased to 5.2% for the nine-month period ended October 1, 2003, compared to 5.1% in 2002.

     General and administrative expenses for the nine-month periods ended October 1, 2003 and October 2, 2002 were 6.1% and 5.5% of sales respectively primarily due to a decline in same-store sales and the addition of an operations district supervisor position in 2003. Interest expense increased for the first nine months to $1,309,900 from $1,297,700 for the same period in 2002 due to interest expense associated with the sale leaseback.

     The effective income tax rate for the nine-month periods ended October 1, 2003 and October 2, 2002 was 0.0%.

     The Company invests a portion of its available cash in marketable securities. The Company maintains an investment account to effect these transactions. Investments are made based on a combination of fundamental and technical analysis primarily using a value-based investment approach. The holding period for investments usually ranges from 60 days to 24 months. Management occasionally purchases marketable securities using margin debt. In determining whether to engage in transactions on margin, management evaluates the risk of the proposed transaction and the relative returns offered thereby. If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. Management reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the nine months of 2003 include realized losses from the sale of marketable securities of $105,800, compared to realized gains of $24,500 in 2002.

     Net loss for the first nine months of 2002 was impacted by an asset valuation charge of $260,000, or 7 cents per share. This charge was based on management's review of the estimated disposal value of two closed restaurants held for sale. No such charges were considered necessary in 2003.

     Net loss for the nine months ended October 1, 2003 was $1,218,300 or $.33 per share, compared to net loss of $439,100, or $.12 per share for the same period in 2002.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter or nine months ended October 1, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At October 1, 2003, the Company had a working capital deficit of $1,539,500 compared to $1,207,800 at January 1, 2003. Cash used in operating activities was $119,400 in the first nine months of 2003, compared to cash provided by operations of $1,020,000 in the first nine months of 2002, primarily due to the increased net losses in 2003, and to timing differences in the payments of accounts payable and accrued liabilities.

     On April 11, 2003, the Company sold one of its operating locations located in New Port Richey, Florida for $875,000. At the time of the sale, the location, including land, building, improvements and equipment had a net book value of $828,100. Related debt of $740,000 was paid off. Net of expenses of the sale of $81,600, the Company recognized a loss of $34,700 on the sale.

     On May 13, 2003, the Company sold one of its properties located in Neptune Beach, Florida including land, building, improvements and equipment for $921,000. At the time of the sale, the property had a net book value of $813,600. Related debt of $626,000 was paid off. Net of expenses of the sale of $63,300, the Company recognized a gain of $44,100 on the sale.

     The Company spent approximately $608,500 in the first nine months of 2003 for property and equipment. Total capital expenditures for 2003, based on present costs and plans for capital improvements, are estimated to be approximately $1.2 million. This amount is based on budgeted expenditures for building, leasehold improvements and equipment for a new restaurant for which construction began October 1, 2003, and normal recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). The Company believes it has sufficient sources of funds for these expenditures from existing cash on hand. However, the Company's ability to fund construction of future new restaurants will be dependent on improvement in sales trends, or its ability to raise additional capital.

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

     In July 2002, the Company completed a sale leaseback transaction to refinance one of its restaurants in Tampa, Florida. The Company sold the property for $3.0 million and paid off its existing mortgage of approximately $1.1 million on the property. In the third quarter of 2002, the leaseback of the building was accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with the deferred gain on the sale being recognized over the twenty-year life of the lease. The lease agreement requires annual payments of $330,000, with increases of 10% every five years. Management is using the proceeds of the transaction to fund a portion of the construction of a new restaurant in 2003.

     On October 29, 2002, the Company completed a transaction with GE Capital that refinanced two existing mortgages on restaurant properties in order to provide funding of approximately $1.1 million. The Company plans to use the proceeds of this transaction to remodel several restaurants.

     The Company has entered into a series of loan agreements with GE Capital Franchise Finance Corporation ("GE Capital").
As of October 1, 2003, the outstanding balance due under the Company's various loans with GE Capital was $18,304,400. The weighted average interest rate for the GE Capital loans is 7.4%. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of new restaurants.

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

     The Company was in compliance with this schedule as of the year ended January 1, 2003. However, due to the Company's sale in April 2003 of one of its operating stores, the sublease of two of its operating stores in April 2003 and July 2003 respectively, and the closing of one of its operating locations in October 2003, the Company now has 18 restaurants in operation. Accordingly, the Company will not meet the requirement as of fiscal year end 2003. Management is negotiating a potential solution with Ryan's to resolve this issue, and has inquired as to whether Ryan's will consider the shortage in restaurants a default under the Franchise Agreement. However, no final agreement has been reached to date with Ryan's.

     Ryan's has the option to declare the Company in default of the Franchise Agreement beginning January 1, 2004. The Company believes that it has complied with all other provisions of the Franchise Agreement, and that the closure of certain restaurants was a prudent and necessary business decision, which should not be considered a default. However, if Ryan's declares the Company in default, it could demand that the Company stop using the Ryan's name for its restaurants. The Company would then have to decide whether to comply with such a demand and change the name of all its restaurants, or attempt to have the default notice overturned by legal action through binding arbitration provisions stipulated by the Franchise Agreement. If the Company changes the name of its restaurants, management does not believe that such action would have a material effect on the Company's profitability due in part to the elimination of franchise fees paid to the franchisor. However, there can be no assurance that a name change would not result in a material decline in sales and profitability.

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

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
MARKET RISK

     There have been no significant changes in the Company's exposure to market risk during the first nine months of 2003. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2003 which is incorporated herein by reference.

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

11.1 Table detailing number of shares and common stock equivalents used in the computation of basic and diluted
        (loss) earnings per share.

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

31.1    Chief Executive Officer certification pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Chief Financial Officer certification pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

99.1    Chief Executive Officer certification pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Chief Financial Officer certification pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K
        A report on Form 8-K, dated November 12, 2003, reporting under Item 9, Regulation FD Disclosure, and Item 12, Results of Operation and Financial Condition, the issuance by the Company of a press release reporting its financial results for the quarter and nine months ended October 1, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FAMILY STEAK HOUSES OF FLORIDA, INC.
                          (Registrant)



                          /s/ Glen F. Ceiley
Date:  November 14, 2003  Glen F. Ceiley
                          Chairman of the Board



                          /s/ Edward B. Alexander
Date:  November 14, 2003  Edward B. Alexander
                          President / COO

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules
      13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
      15(f) and 15d-15(f) for the registrant and have;

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


Date:  November 14, 2003
                             /s/ Glen F. Ceiley
                             Glen F. Ceiley
                             Chairman of the Board
                             Principal Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules
      13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
      15(f) and 15d-15(f) for the registrant and have;

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



Date:  November 14, 2003
                              /s/ Edward B. Alexander
                              Edward B. Alexander
                              President
                              Chief Operating Officer

Exhibit 11.1

The table below details the number of shares and common
stock equivalents used in the computation of basic and
diluted earnings per share:
                               Three Months Ended          Nine Months
                              10/1/03     10/2/02       10/1/03    10/2/02
Basic:
  Weighted average common
   shares outstanding used
   in computing basic loss
   per share                  3,706,200   3,706,200   3,706,200  3,521,700
                              =========   =========   =========  =========
  Basic loss per share         $   (.21)   $   (.18)   $   (.33)  $  (.12)
                              =========  ==========   =========  =========
Diluted:
  Weighted average common
   shares outstanding         3,706,200  3,706,200    3,706,200  3,521,700
                              ---------  ----------   ----------  --------
  Shares used in computing
   diluted loss per share     3,706,200   3,706,200   3,706,200  3,521,700
                              =========   =========   =========  =========
  Diluted loss per share       $   (.21)   $   (.18)    $   (.33) $  (.12)
                              =========   =========   ========  =========

Exhibit 99.1:  Certification of Periodic Reports

             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending October 1, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glen
F. Ceiley, Principal Executive Officer/Chairman of the Board of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:

     (1). The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:	November 14, 2003		By:	/s/ Glen F. Ceiley
							Glen F. Ceiley
							Principal Executive Officer/
							Chairman of the Board

Exhibit 99.2:  Certification of Periodic Reports


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending October 1, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
B. Alexander, President/ Chief Operating Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:


	(1).	The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

	(2).	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Company.


Date:	November 14, 2003		By:	/s/ Edward B. Alexander
							Edward B. Alexander
							President/COO

                                27