Form 10-K
period 2003-12-31
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2004-03-29
CIK 784539

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           _____________

                             FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                OF THE SECURITIES AND EXCHANGE ACT
  (Mark One)
    (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2003
                                OR
    ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                   Commission File No. 0-14311

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

     As of February 25, 2004, 3,706,200 shares of Common Stock of the registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the Over the Counter Bulletin Board on February 25, 2004, as reported in The Wall Street Journal) held by non-affiliates of the registrant was approximately $1,118,500.

                    Documents Incorporated by Reference
     Portions of the registrant's 2003 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the registrant's 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                    PART I
ITEM 1.     BUSINESS

General

     Family Steak Houses of Florida, Inc. (the "Company")is the

operator of eighteen restaurants in the state of Florida. The
Company's first restaurant was opened in Jacksonville, Florida in May 1982. The Company's stock trades on the Over the Counter
Bulletin Board under the symbol RYFL.

     The Company is the sole franchisee for Ryan's Family Steak House, Inc. in the state of Florida operating under a franchise agreement with Ryan's Properties, Inc. (the "Franchisor"). Ryan's restaurants are family-oriented buffet restaurants serving high-quality, reasonably priced food in a casual atmosphere with server-assisted service. Ryan's restaurants feature self-service scatter bars with a variety of over 100 fruit, vegetable and meat entree items, bakery and dessert bar, drink refills and table service. Several restaurants feature a display cooking area, where guests can have grilled-to-order steaks, chicken, pork chops and other items, all of which is included in the price of the all-you-can-eat buffet.

     In December 2003, the Company amended the franchise agreement which, among other things, requires each Ryan's restaurant to be converted to a different name and logo by June 2005. The Ryan's restaurants will be converted to one of two names, based on a variety of factors, either "Whistle Junction" or "Florida Buffet" (the "Whistle Junction Restaurant" and/or the "Florida Buffet Restaurant"). The operations of the Whistle Junction Restaurants and the Florida Buffet Restaurants will maintain the current buffet format and will include enhancements to the buildings, service and menus.

Company History

     The Company was formed effective September 1985 by the combination of six limited partnerships, each of which owned and operated a Ryan's restaurant franchise. In April 1986, the Company issued 853,200 shares of its common stock in exchange for the assets and liabilities of the predecessor partnerships and 1,134,000 shares of its common stock to Eddie L. Ervin, Jr., in consideration for Mr. Ervin assigning to the Company all of his rights under the Franchise Agreement, as defined below. The Company completed its initial public offering of 900,000 shares of its common stock in 1986 resulting in net proceeds to the Company of approximately $4,145,000.

Franchise Agreement

     The Company operates its Ryan's restaurants under a franchise agreement between the Company and the Franchisor dated September 16, 1987, which amended and consolidated all previous franchise agreements (as amended, the "Franchise Agreement"). In December 2003, the Company entered into an amendment(the "Amendment") to the Franchise Agreement to terminate the Franchise Agreement by June 2005. The Amendment requires the Company to convert a specific number of its Ryan's restaurants each quarter to a new name and logo, beginning the first quarter of 2004, and requires all of the Ryan's restaurants to be converted by June 2005. As soon as each Ryan's restaurant is converted, franchise fees are no longer payable to the Franchisor for that converted restaurant. (See Note 4 to the Financial Statements for further details in the Company's 2003 Annual Report to Shareholders.)

     The Amendment requires the Company to pay a monthly franchise fee of 4.0% of the gross receipts of each restaurant operating under the name of Ryan's. Total franchise fee expenses were $1,494,400, $1,681,600 and $1,260,300 for fiscal years
2003, 2002 and 2001, respectively.

     The Company plans to convert most of the Ryan's restaurants to a new family-buffet dining concept by creating a new brand that will be known as the "Whistle Junction". The new concept entails a substantial redesigning of the restaurant's exterior to look like an old train station. The interior of the restaurants will also feature the train theme, including operating model railroads running throughout the dining room and various train memorabilia. The operation of the Whistle Junction Restaurants will continue to be a buffet format, but with an upgraded menu and improved service levels. The first Whistle Junction Restaurant is scheduled to open in March 2004, and a newly built Whistle Junction Restaurant is scheduled to open in April 2004.

     Certain of the Ryan's restaurants will be converted to an alternate brand that will be known as the "Florida Buffet" based on various factors including the restaurant's location. Through February 2004, three Ryan's restaurants have been converted to Florida Buffet Restaurants. The Florida Buffet conversions include interior and exterior changes to the building design to incorporate a "Florida look" theme, although the changes are not as significant as those for the Whistle Junction Restaurant. Menu and service enhancements are also added to the Florida Buffet Restaurants which are designed to attract and maintain increased customer volumes.

The following schedule outlines the number of Ryan's restaurants required to be converted to another name by the Company at each quarter-end under the Amendment. Failure to convert the cumulative required number of restaurants at any quarter-end date results in a higher franchise fee on the restaurants still using the Ryan's name. Failure to convert all of the restaurants by June 30, 2005 is a default under the Franchise Agreement in the event of which the franchisor has the right to require the Company to cease using the Ryan's name immediately.

                                    Cumulated Number of
                                  Restaurants Required to
End of Fiscal Quarter                 be Converted

March 31, 2004                               3
June 30, 2004                                5
September 30, 2004                           8
December 31, 2004                           11
March 31, 2005                              14
June 30, 2005                               18

     The Company is ahead of this schedule for the first quarter of 2004, having converted three restaurants by February 11, 2004. However, the Company's ability to convert the remaining restaurants depends on factors that may be beyond management's control, such as its ability to raise capital for the Whistle Junction remodels, obtaining building permits, the operating results of the converted restaurants, and the resulting impact on the Company's cash flow and other variable factors.

Operations of Restaurants

     Format. As of February 25, 2004, 17 of the Company's restaurants are located in free-standing buildings which vary in size from 7,500 to 12,000 square feet. One of the Company's restaurants is located in a shopping mall. Each restaurant is constructed of brick or stucco walls, interior and exterior, with exposed woodwork. The interior of each restaurant contains a dining room, a customer ordering area, and a kitchen. The dining rooms seat between 270 and 500 persons and highlight centrally located, illuminated scatter bars and a fresh bakery and dessert bar. Six restaurants include a display cooking area with a charcoal grill and a flat grill for grilled-to-order steaks, pork chops and chicken items, a rotisserie chicken broiler, a pizza oven and a wok for preparation of Chinese food items. Each restaurant has parking for approximately 100 to 175 cars on lots of overall size of approximately 50,000 to 70,000 square feet.

     The restaurants operate seven days a week. Typical hours of operation are from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m., Friday and Saturday. Restaurants that serve breakfast open at 8:00 a.m. Saturday and Sunday. In each restaurant, the customer enters the restaurant, orders from the menu, and then enters the dining room. Beverages are brought to the table by servers. Entrees are cooked to order at most locations. The customer ordering the buffet is given unlimited access to the scatter bars and the bakery and dessert bar. Customers receive table service of the entree and beverage refills except at stores with display cooking, which offer buffet only. For the fiscal year ended December 31, 2003, the average weekly customer count per restaurant was approximately 5,220 and the average meal price (including beverage) was approximately $7.00.

     Restaurant Management and Supervision. The Company manages its restaurants pursuant to a standardized operating and control system together with comprehensive recruiting and training of personnel to maintain food and service quality. In each restaurant, the management group consists of a general manager, a manager and one to three assistant managers, depending on sales volume. The Company requires at least two members of the management group on duty during all peak serving periods. Management-level personnel usually begin employment at the manager trainee or assistant manager level, depending on prior restaurant management experience. All new management-level personnel must complete the Company's five-week training program prior to being placed in a management position.

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

     Purchasing, Quality and Cost Control. The Company has a centralized purchase control program which is designed to ensure uniform product quality in all restaurants. The program also helps to maintain reduced food, beverage, and supply costs. The Company purchases approximately 90% of the products used by the Company's restaurants through the centralized purchase control program. USDA choice or select grain-fed beef, the Company's primary commodity, is closely monitored by the Company for advantageous purchasing and quality control. The Company purchases beef through various producers and brokers both on a contract basis and on a spot basis. Beef and other products are generally delivered directly to the restaurants three times weekly. The Company has in the past obtained satisfactory sources of supply for all the items it regularly uses and believes it will be able to continue to do so in the future.

     The Franchise Agreement requires all suppliers of Ryan's restaurants be approved by the Franchisor. Through its relationship with the Franchisor, the Company has obtained favorable pricing on the purchase of food products from several suppliers. After the termination of the Franchise Agreement, there can be no assurance that these favorable pricing terms will be maintained on all products. The Company changed its primary distributor to Performance Food Group ("PFG") in 2004. The PFG agreement is cancelable at any time with 90 days notice.

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

Development

     General. The Company operated 15 Ryan's restaurants and three Florida Buffet Restaurants as of February 25, 2004. A new Whistle Junction Restaurant, one of the Company's new restaurant concepts, is under construction and is expected to open in April 2004.

     Site Location and Construction. The Company considers the specific location of a restaurant to be important to its long-term success. The Company's site selection process for its restaurants focuses on a variety of factors including trade area demographics (such as population density and household income level), site characteristics (such as visibility, accessibility, and traffic volume), proximity to large retailers and potential competition. In addition, site selection is influenced by the general proximity of a site to other Company restaurants to improve the efficiency of the Company's field supervisors and potential marketing programs. The Company generally locates its restaurants near or adjacent to residential areas in an effort to capitalize on repeat business from such areas as opposed to relying solely upon transient business.

     The Company used a general contractor selected from several solicited bids, for most of the Company's restaurants built in recent years. For the Company's newest restaurant, opened in December 2001, the Company used its construction subsidiary as the general contractor to expedite the process of obtaining building permits. New restaurants are usually completed within five months of the date on which construction is commenced.

     Management of New Restaurants. When a new restaurant is opened, the principal restaurant management positions are staffed primarily with management personnel who have prior experience in a management position at another of the Company's restaurants and who have undergone special training. Prior to opening, all staff personnel at the new location complete one week of intensive training conducted by a training team. Such training includes pre-opening drills in which test meals are served to the invited public. Both the staff at the new location and personnel experienced in store openings at other locations participate in the training and drills.

Proprietary Trade Marks

     The name "Ryan's Family Steak House" along with all ancillary signs, building design and other symbols used in conjunction with the name, are the primary trademarks and service marks of the Franchisor. Such marks are registered in the United States. The Company has applied for a trademark for its new Whistle Junction concept.

Competition

     The food service business in Florida is highly competitive and is often affected by changes in the taste and eating habits of the public, economic conditions affecting spending habits, local demographics, traffic patterns and local and national economic conditions. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of the facilities are also important factors. The Company's restaurants are in competition with restaurants operated or franchised by national, regional and local restaurant companies offering a similar menu, many of which have greater resources than the Company. The Company is also in competition with specialty food outlets and other vendors of food. With the termination of the Company's Franchise Agreement, the Company could experience competition from its former Franchisor.

     The amount of new competition near Company restaurants has increased significantly in the past few years. In some cases, competitors have opened new restaurants with superior facilities close to the Company's restaurants. In addition, in the past several years, many restaurants have remodeled to incorporate a scatter bar format similar to that used by the Company. Management has developed strategies to attempt to reduce the negative impact on sales from new competition, but there can be no assurance that sales trends will improve.

Employees

     As of December 31, 2003, the Company employed approximately 1,050 persons, of whom approximately 40% are considered by management as part-time employees. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

Government Regulation

     The Company is subject to the Fair Labor Standards Act which governs such matters as minimum wage requirements, overtime and other working conditions. A large number of the Company's restaurant personnel are paid at or slightly above the federal statutory minimum wage level and, accordingly, any change in such minimum wage will affect the Company's labor costs. Costs of food, beverage, and labor are the expenses most affected by inflation in the Company's business. Although inflation in recent years has been low and accordingly has not had a significant impact on the Company, there can be no assurance that inflation will not increase and impact the Company in the future.

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

Long-Term Debt

     In December 1996, the Company entered into a series of loan agreements with FFCA Mortgage Corporation, (now know as GE Capital Franchise Finance Corporation ("GE Capital"). As of December 31, 2003, the outstanding balance due under the Company's various loans with GE Capital was $18,189,200. The weighted average interest rate for the GE Capital loans is 7.37% at December 31, 2003. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of one new restaurant.

Seasonality

     The Company's operations are subject to seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December.

Research

     The Company has relied primarily on the Franchisor to maintain ongoing research programs relating to the development of new products. Since the Company has reached an agreement to terminate the Franchise Agreement, beginning in 2004, it will have to conduct its own research and development. Management believes this can be accomplished by working with its various product manufacturers, who actively research and test products and make presentations to the Company on a regular basis. The Company entered into an agreement in 2003 with the Brown Group, an organization experienced with design and development of restaurant concepts, for a total fee of $100,000 for the purpose of developing its new Whistle Junction concept.

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

     As of February 25, 2004, the Company operated 15 Ryan's restaurants and three Florida Buffet Restaurants.

ITEM 2.  PROPERTIES

     Restaurant                               Restaurant Concept
     Locations                Date Opened    as of March 1, 2003
     --------                 -----------         ------------
  (2)Ocala                   September 1986          Ryan's
  (2)Lakeland                February  1987          Ryan's
  (2)Lakeland                March     1987          Ryan's
  (2)Winter Haven            August    1987          Ryan's
  (2)Gainesville             December  1987       Florida Buffet
  (2)Tampa                   June      1988       Florida Buffet
  (2)Tallahassee             August    1988          Ryan's
  (2)Daytona Beach           September 1988          Ryan's
  (1)Tampa                   November  1988          Ryan's
  (2)Orlando                 February  1989          Ryan's
  (2)Melbourne               October   1989          Ryan's
  (2)Lake City               March     1991          Ryan's
  (1)Brooksville             January   1997          Ryan's
  (2)Deland                  April     1999          Ryan's
  (1)Tampa                   September 1999       Florida Buffet
  (2)St. Cloud               December  2000          Ryan's
  (2)Titusville              May       2001          Ryan's
  (2)Jacksonville            December  2001          Ryan's

(1) Leased property
(2) Property subject to mortgage securing GE Capital Notes

     As of December 31, 2003, the Company owned the real property on which 15 of its restaurants were located. All of these properties are subject to mortgages securing the GE
Capital notes.

     The Company also leases two buildings in Jacksonville, Florida for its executive offices.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, in the normal course of business, is subject to occasional legal proceedings. However, there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which any of their properties are subject; nor are there material proceedings known to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company or any associate of the foregoing is a party or has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The information contained under the caption "Common Stock
Data" in the Company's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information contained under the caption "Five Year
Financial Summary" in the Company's 2003 Annual Report to
Shareholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

     The information contained under the caption "Quantitative and Qualitative Disclosure About Risk" in the Company's 2003
Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

     The Consolidated Financial Statements of the Company and
Independent Auditors' Report as contained in the Company's 2003
Annual Report to Shareholders are incorporated herein by reference.

Supplementary Data

The information contained under the caption "Quarterly
Consolidated Financial Data" in the Company's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9.A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the President and the Director of Finance. Based upon that evaluation, the Company's President and Director of Finance have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statements and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b) Changes in internal control. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors contained under the caption "Election of Directors" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by April 29, 2004, is incorporated herein by reference.

Executive Officers

     The following persons were executive officers of the Company effective December 31, 2003:

     Edward B. Alexander, age 45, has been President of the Company since April 2003. He was Executive Vice President from September 1999 to April 2003, and was Chief Financial Officer of the Company from 1990 to April 2003. In addition, Mr. Alexander served on the Company's Board of Directors from May 1996 to July 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Pay" in the Company's Proxy Statement for the 2004 Annual Meeting of
Shareholders, which will be filed with the Securities and Exchange Commission by April 29, 2004, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information contained under the captions "Security
Ownership of Certain Beneficial Owners and Management" in the
Company's Proxy Statement for the 2004 Annual Meeting of
Shareholders, which will be filed with the Securities and Exchange Commission by April 29, 2004, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the captions "Election of Directors - Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by April 29, 2004, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information contained under the caption "Principal Accounting Fees and Services" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by April 29, 2004, is incorporated herein by reference.

                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)1. The financial statements listed below are filed with this report on Form 10-K or are incorporated herein by reference from the Company's 2003 Annual Report to Shareholders. With the exception of the pages listed below, the 2003 Annual Report to Shareholders is not deemed "filed" as a part of this report on Form 10-K.

                                                  Page
                                                Reference

                                         Form       2003
                                         10-K   Annual Report

Consent of Independent Certified
  Public Accountants                     25
Independent Auditors' Report                      37
Consolidated Statements of Operations             15
Consolidated Balance Sheets                       16
Consolidated Statements of Share-
  holders' Equity                                 17
Consolidated Statements of Cash Flows             18
Notes to Consolidated Financial
  Statements                                      19
Common Stock Data                                 40
Five-Year Financial Summary                        4
Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations                                       5
Quantitative and Qualitative
  Disclosures About Risk                          14

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

     3.07 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc.
           (Exhibit 3.08 to the Company's Annual Report on Form
           10-K filed with the Commission on March 31, 1998, is incorporated herein by reference.)

     3.08  Amendment to Bylaws of Family Steak Houses of
           Florida, Inc. (Exhibit 3.08 to the Company's Annual
           Report on Form 10-K filed with the Commission on March 15, 2000, is incorporated herein by reference.)

     3.09 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc.

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

    10.03 Amendment of Franchise Agreement between Ryan's Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

    10.04 Agreement between the Company and Kraft Foodservice, Inc. (now U.S. Foods), as the Company's primary food product distribution. (Exhibit 10.06 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 1995, is incorporated herein by reference.)

    10.05 Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

    10.06 Rent Addendum to Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of
           September 18, 1996. (Exhibit 10.04 to the Company's
           Quarterly Report on Form 10-Q, filed with the

           Commission on November 18, 1996 is hereby incorporated by reference.)

    10.07 Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated October 3, 1996. (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

    10.08  $15.36m Loan Agreement, between the Company and FFCA
           Mortgage Corporation, dated December 18, 1996.
           (Exhibit 10.18 to the Company's Annual Report on Form
           10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

    10.09  $4.64m Loan Agreement, between the Company and FFCA
           Mortgage Corporation, dated December 18, 1996.
           (Exhibit 10.19 to the Company's Annual Report on Form
           10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

    10.10  Form of Promissory Note between the Company and FFCA
           Mortgage Corporation, dated December 18, 1996.
           (Exhibit 10.20 to the Company's Annual Report on Form
           10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

    10.11 Form of Mortgage between the Company and FFCA Mortgage Corporation, dated December 18, 1996 (Exhibit 5 to the Company's Schedule 14D-9, filed with the Commission on March 19, 1997 is hereby incorporated by reference.)

    10.12  Form of Mortgage between the Company and FFCA
           Mortgage Corporation, dated March 18, 1996. (Exhibit
           10.22 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

    10.13 Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. (Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference.)

    10.14 Lease between the Company and Stuart S. Golding Company dated February 3, 1999. (Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the Commission on March 24, 1999 is hereby incorporated by reference).

    10.15 Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated August 31, 1999. (Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

    10.16 Stock option agreement between the Company and director Jay Conzen, dated November 3, 1999. (Exhibit
           10.20 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

    10.17 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated January 30, 2002. (Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2002 is incorporated herein by reference.)

    10.18 Contract for sale and leaseback of restaurant property between the Company and After Ours, LLC, dated June 10, 2002. (Exhibit 10.01 to the Company's
           Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002 is incorporated herein by reference.)

    10.19 Lease agreement for restaurant property between the Company and After Ours, LLC, dated July 12, 2002. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002 is incorporated herein by reference.)

    10.20 Lease Agreement between the Company and E.D.I. Investments, Inc. for a restaurant property, dated August 5, 2002. (Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002 is incorporated herein by reference.)

    10.21 Form of Amended and Restated Mortgage Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

    10.22 Form of Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

    10.23 Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

    10.24 Lease Agreement between the Company and Barnhill's Buffet, Inc. for a restaurant property in Orange Park, Florida. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

    10.25 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated December 17, 2003.

    10.26 Distribution agreement between the Company and Performance Food Group, Inc. dated July 30, 2003.

    13.01  2003 Annual Report to Shareholders.

    21.    Subsidiaries of the Company.

    23.    Independent Auditors' Consent

    31.01  Chief Executive Officer Certification pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

    31.02  Chief Financial Officer Certification pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

    32.01  Chief Executive Officer Certification pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

    32.02  Chief Financial Officer Certification pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
    None.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FAMILY STEAK HOUSES OF FLORIDA, INC.
Date:   March 29, 2004        By:  /s/ Edward B. Alexander
                                  Edward B. Alexander
                                  President
                                  Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                 Title                            Date

/s/ Edward B. Alexander   President                      3/29/04
Edward B. Alexander       Chief Operating Officer


/s/ Stephen C. Travis     Director of Finance            3/29/04
Stephen C. Travis         (Principal Financial and
                          Accounting Officer)


/s/ Glen F. Ceiley        Chairman of the Board          3/29/04
Glen F. Ceiley


/s/ Steve Catanzaro       Director                       3/29/04
Steve Catanzaro


/s/ Jay Conzen            Director                       3/29/04
Jay Conzen


/s/ William Means         Director                       3/29/04
William Means

EXHIBIT 21
SUBSIDIARIES OF THE COMPANY
Steak House Construction Corporation, Inc.

EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in this Annual Report of Family Steak Houses of Florida, Inc. on Form 10-K and in Registration Statement Nos. 33-11684, 33-12556, 33-12556 and 333-98327 of Family Steak Houses of Florida, Inc. on Forms S-8 of our report dated March 19, 2004, appearing in the 2003 Annual Report to Shareholders of Family Steak Houses of Florida, Inc.


Deloitte & Touche LLP
Certified Public Accountants
Jacksonville, Florida

March 29, 2004

EXHIBIT 31.01

                         CERTIFICATIONS

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


Date:  March 29, 2004
                             /s/ Edward B. Alexander
                             Edward B. Alexander
                             President and
                             Chief Operating Officer

EXHIBIT 31.02

I, Stephen C. Travis, certify that:

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


Date:  March 29, 2004
                              /s/ Stephen C. Travis
                              Stephen C. Travis
                              Director of Finance

EXHIBIT 32.01

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Annual Report on Form 10-K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward B. Alexander, Chief Operating Officer/President of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:
     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 29, 2004       By:    /s/ Edward B. Alexander
                                   Edward B. Alexander
                                   President and
                                   Chief Operating Officer

EXHIBIT 32.02


         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Annual Report on Form 10-K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen C. Travis, Director of Finance/ Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:
     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     March 29, 2004       By: /s/ Stephen C. Travis
                                   Stephen C. Travis
                                   Director of Finance
                                 31