Form 10-Q
period 2004-03-31
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2004-05-14
CIK 784539

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2004 or

[   ] Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the transition period from ________ to _________.

                       Commission File No. 0-14311

               FAMILY STEAK HOUSES OF FLORIDA, INC.
      (Exact Name of Registrant as Specified in Its Charter)

       Florida                           No. 59-2597349
State of Incorporation              Employer Identification No.

                    2113 FLORIDA BOULEVARD
                NEPTUNE BEACH, FLORIDA 32266
            Address of Principal Executive Offices

           Registrant's Telephone No. (904) 249-4197

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes___X___  No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes_______  No__X__

   Title of each class              Number of shares outstanding

      Common Stock                         3,736,100
     $.01 par value                    As of May 6, 2004

Family Steak Houses of Florida, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)                            For The Quarter Ended
                                       -----------------------
                                        March 31,   April 2,
                                          2004        2003
                                       -----------------------
Revenues:
  Sales                               $10,259,300  $10,728,100
  Vending revenue                          49,000       51,100
                                       ----------- -----------
Total revenues                         10,308,300   10,779,200
                                       ----------- -----------
Cost and expenses:
  Food and beverage                      3,851,300   4,099,300
  Payroll and benefits                   2,893,500   3,202,300
  Depreciation and amortization            490,600     515,400
  Other operating expenses               1,383,900   1,503,700
  General and administrative expenses      675,000     676,000
  Franchise fees                           371,200     429,200
  Asset valuation charge                   594,200         ---
  Loss on disposition of equipment          12,200      15,500
                                       ----------- -----------
Total costs and expenses                10,271,900  10,441,400
                                       ----------- -----------
     Earnings from operations               36,400     337,800

Investment gain (loss)                      23,900      (7,200)
Interest and other income                   20,000      60,100
Interest expense                          (411,000)   (446,100)
                                       ----------- -----------
     Loss before income taxes             (330,700)    (55,400)
Provision for income taxes                      --          --
                                       ----------- -----------
     Net loss                            ($330,700)   ($55,400)
                                       =========== ===========

Basic loss per share                        ($0.09)     ($0.02)
                                       =========== ===========
Diluted loss per share                      ($0.09)     ($0.02)
                                       =========== ===========

See accompanying notes to condensed consolidated financial statements.

Family Steak Houses of Florida, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)                                                   March 31,     December 31,
                                                                2004           2003
                                                            ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents                                       $855,600     $2,287,800
Investments available for sale                                     2,600         32,600
Receivables                                                      100,400        110,600
Inventories                                                      246,600        300,400
Prepaid and other current assets                                 524,400        500,500
                                                              ----------    -----------
         Total current assets                                  1,729,600      3,231,900

Certificate of deposit                                            10,000         10,000

Property and equipment:
     Land                                                      7,310,000      7,310,000
     Buildings and improvements                               22,415,500     22,858,000
     Equipment                                                11,548,900     11,509,200
     Construction in progress                                    848,500        388,300
                                                             -----------    -----------
                                                              42,122,900     42,065,500
     Accumulated depreciation                                (17,813,000)   (17,713,500)
                                                             -----------    -----------
            Net property and equipment                        24,309,900     24,352,000

Property held for sale                                         2,288,800      2,288,800
Other assets, principally deferred charges,
    net of accumulated amortization                              889,600        924,000
                                                             -----------    -----------
                                                             $29,227,900    $30,806,700
                                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $1,330,400     $1,121,900
     Securities sold, not yet purchased                          304,400      1,187,400
     Accrued liabilities                                       1,445,600      1,801,700
     Current portion of workers compensation benefit liability   668,000        646,000
     Current portion of long-term debt                           740,000        718,400
     Current portion of obligation under capital lease            30,900         30,900
                                                             -----------    -----------
         Total current liabilities                             4,519,300      5,506,300

Deferred rent                                                     55,500         47,500
Deposit liability                                                 34,600         31,300
Workers compensation benefit liability                           410,600        469,800
Long-term debt                                                17,272,600     17,470,700
Deferred gain                                                  1,222,600      1,240,300
Obligation under capital lease                                 2,273,700      2,279,800
                                                             -----------    -----------
         Total liabilities                                    25,788,900     27,045,700

Shareholders' equity:
     Preferred stock of $.01 par; authorized
         10,000,000 shares; none issued                               --             --
     Common stock of $.01 par; authorized
         8,000,000 shares;
         outstanding 3,736,100                                    37,400         37,100
     Additional paid-in capital                                9,889,600      9,869,600
     Accumulated deficit                                      (6,489,800)    (6,159,100)
     Accumulated other comprehensive income                        1,800         13,400
                                                             -----------    -----------
            Total shareholders' equity                         3,439,000      3,761,000
                                                             -----------    -----------
                                                             $29,227,900    $30,806,700
                                                             ===========    ===========

 See accompanying notes to condensed consolidated financial statements.

Family Steak Houses of Florida, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)                                                For the Quarters Ended
                                                       ------------------------------
                                                        March 31,          April 2,
                                                          2004               2003
                                                      ------------       ------------
Operating activities:
Net loss                                                 ($330,700)          ($55,400)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                      490,600            515,400
        Asset valuation charge                             594,200
        Net realized (gains) losses on investments         (23,900)             7,200
        Amortization of loan fees                           12,400             12,000
        Amortization of deferred gain                      (17,700)                --
        Loss on disposition of equipment                    12,200             15,500
        Decrease (increase) in:
             Receivables                                    10,200             (8,700)
             Inventories                                    53,800            (24,100)
             Prepaids and other current assets              (3,700)           (59,300)
             Other assets                                   (5,600)            (1,600)
        Increase (decrease) in:
             Accounts payable                              208,500            185,200
             Accrued liabilities                          (356,100)           (67,700)
             Deferred revenue                                   --             (7,700)
             Deferred rent                                   8,000              8,000
             Deposit liability                               3,300
             Workers compensation benefit liability        (37,200)            24,600
                                                        ----------        -----------
Net cash provided by operating activities                  618,300            533,400
                                                        ----------        -----------
Investing activities:
   Purchase of investments                              (1,082,400)          (204,800)
   Proceeds from sale of investments                       184,600             59,000
   Principal receipts on mortgages receivable                   --            342,000
   Proceeds from securities sold, not yet purchased         57,000            145,800
   Capital expenditures                                 (1,027,400)          (215,700)
                                                        ----------         ----------
Net cash (used in) provided by investing activities     (1,868,200)           126,300
                                                        ----------         ----------
Financing activities:
   Payments on long-term debt                             (176,500)          (238,400)
   Payment on capital lease                                 (6,100)            (6,600)
   Proceeds from issuance of common stock                      300                 --
                                                        ----------         ----------
Net cash used in financing activities                     (182,300)          (245,000)
                                                        ----------         ----------
Net (decrease) increase in cash and cash equivalents    (1,432,200)           414,700
Cash and cash equivalents - beginning of period          2,287,800          1,679,600
                                                        ----------         ----------
Cash and cash equivalents - end of period                 $855,600         $2,094,300
                                                        ==========         ==========
Noncash investing and financing activities:
      Net change in unrealized (loss) gain                $(11,700)            $3,200
                                                        ==========         ==========
Supplemental disclosures of cash flow information:
    Cash paid during the quarter for interest             $399,800           $563,100
                                                        ==========         ==========

See accompanying notes to condensed consolidated financial statements.

FAMILY STEAK HOUSES OF FLORIDA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2. Loss Per Share

Basic loss per share for the quarters ended March 31, 2004 and April 2, 2003 were computed based on the weighted average number of common shares outstanding. Diluted loss per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants. Due to the Company's net loss for the quarters ended March 31, 2004 and April 2, 2003, all potentially dilutive securities are antidilutive and have been excluded from the computation of diluted loss per share for the period.

Note 3.  Other Assets

Other assets consist principally of deferred charges, which are amortized on a straight-line basis. Deferred charges and related amortization periods are as follows: financing costs - term of the related loan, and initial franchise rights - 40 years.

The gross carrying amount of the deferred financing costs was $931,800 and $924,000 as of March 31, 2004 and December
31, 2003, respectively. Accumulated amortization related to deferred financing costs was $228,500 and $216,500 as of March 31, 2004 and April 2, 2003, respectively.
Amortization expense was $12,000 for the quarters ended
March 31, 2004 and April 2, 2003. Amortization expense for each of the next five years is expected to be $48,100.

The gross carrying amount of the initial franchise rights was $354,700 as of March 31, 2004. Accumulated amortization related to initial franchise rights was $194,800 and $179,800 as of March 31, 2004 and December 31,
2003, respectively. Amortization expense was $30,000 and $2,500 for the quarters ended March 31, 2004 and April 2,
2003, respectively. The Company will amortize the remaining franchise rights asset over the remaining fifteen-month conversion period allowed by the Amended
Franchise Agreement (see Note 4 to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31,
2003).

Note 4.  Reclassifications

Certain items in the prior interim financial statements have been reclassified to conform to the 2004 presentation.

Note 5.  Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method under Accounting Principles Board No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company's long-term incentive plan provides for the grant of stock options and restricted stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. Options vest in one-quarter increments over a four-year period starting on the date of grant. An option's maximum term is 10 years. See Note 9 "Common Shareholders' Equity" in the Company's Annual Report for the year ended

December 31, 2003 for additional information regarding the Company's stock options.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Pursuant to the disclosure requirements of SFAS 148, the following table provides an expanded reconciliation for all periods presented:

                                          Quarter Ended        Quarter Ended
                                         March 31, 2004         April 2, 2003
                                       ------------------    ------------------
Net loss, as reported                      $(330,700)             $(55,400)
  Deduct: Total stock-based
  compensation expense
  determined under fair value,
  net of tax                                  (3,500)                (3,100)
                                          ------------          ------------
Pro forma net loss                         $(334,200)              $(58,500)
                                          ============          ============
Loss per share - basic and diluted
  As reported                             $      (0.09)         $     (0.02)
  Pro forma                               $      (0.09)         $     (0.02)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended March 31, 2004 versus April 2, 2003

     The Company experienced a decrease of 4.4% in sales during the thirteen weeks of 2004 compared to the first thirteen weeks of 2003. Same-store sales (average weekly sales in restaurants that have been operating for at least 18 months) in the first quarter of 2004 increased 7.3% from the same period in 2003, compared to a decrease of 11.1% from 2003 as compared to 2002. The increase in same-store sales was due primarily to an improving economy, and the closing of three under-performing stores since the first quarter of 2003.

     The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents and licenses. The Company's food, beverage, payroll, and employee benefit costs as a percentage of sales are believed to be higher than the industry average, due to the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 84.0% in the first quarter of 2004 from 86.9% in the same quarter of 2003.

     Food and beverage costs as a percentage of sales decreased to 37.5% in 2004 from 38.2% in 2003, due primarily to price increases implemented by the Company. Payroll and benefit costs as a percentage of sales decreased to 28.2% in 2004 from 29.9% in 2003, due to reductions in workers' compensation expenses in 2004. Other operating expenses decreased from 14.0% in 2003 to 13.5% in 2004, due primarily to lower advertising costs.

     Depreciation and amortization expenses were 4.8% in both 2004 and 2003. General and administrative expenses as a percentage of sales increased to 6.6% in the first quarter of 2004 from 6.3% in the same quarter of 2003, due to increased training expenses in 2004 associated with hiring managers and employees in preparation for the Company's new Whistle Junction concept.

     Interest expense was $411,000 in the first quarter of 2004 compared to $446,100 in the same quarter of 2003, due to a reduction in total debt since 2003.

     The effective income tax rate for the first three months of 2004 and 2003 was 0.0%.

     The Company invests a portion of its available cash in marketable securities. The Company maintains an investment account to effect these transactions. Investments are made based on a combination of fundamental and technical analysis primarily using a value-based investment approach. The holding period for investments usually ranges from 60 days to 24 months. Management occasionally purchases marketable securities using margin debt. In determining whether to engage in transactions on margin, management evaluates the risk of the proposed transaction and the relative returns offered thereby. If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. Management reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the first quarter of 2004 include realized gains from the sale of marketable securities of $23,900, compared to realized losses of $7,200 in 2003.

     The Company recognized a non-cash asset valuation charge of $594,200 in 2004 in accordance with SFAS No. 144, "Accounting for the Impairment of or Disposal of Long-Lived
Assets." The charge was based on the assessment of one under-performing restaurant as of March 31, 2004.

     Net loss was $330,700 in the first quarter of 2004 , compared to net loss of $55,400 in the first quarter of 2003.
Loss per share for the quarter was 9 cents in 2004 compared to loss per share of 2 cents in 2003.

     The Company's operations are subject to seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended March 31, 2004 are not indicative of the results that may be expected for the fiscal year ending December 29, 2004.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At March 31, 2004, the Company had a working capital deficit of $2,789,700 compared to $1,207,800 at December 31, 2003. Cash provided by operating activities increased to $618,300 in the first quarter of 2004 from $533,400 in the first quarter of 2003, primarily due to timing differences in the payments of accrued liabilities.

     The Company spent $1,027,400 in the first quarter of 2004 for property and equipment. Capital expenditures for 2004, based on present costs and plans for capital improvements, are estimated to be $3.8 million. This amount is based on budgeted expenditures for leasehold improvements and equipment for one new restaurant in 2004, remodeling of twelve restaurants to the Company's new concepts and normal recurring equipment purchases and minor building improvements ("Capital Maintenance Items")

(See Recent Developments below). The Company believes it has sufficient funds for the construction of one new restaurant expected to open in 2004 and five of the twelve remodels to the new concepts. However, the Company's ability to fund construction of the remodels of the remaining seven restaurants will be dependent on its ability to raise additional capital. Should the Company not be able to raise the necessary capital for remodeling these seven restaurants, it would still be required to change the name and signs of these restaurants, in accordance with the amended Franchise Agreement, but capital requirements for such changes would be minimal.

    Management estimates the cost of opening any future new restaurants to be approximately $2,900,000. To the extent the Company decides to open new restaurants or remodel its existing restaurants to its new concept in 2004 and beyond, management plans to fund any new restaurant construction or remodels either by GE Capital funding, sales leaseback financing, developer-funded leases, refinancing existing restaurants, or attempting to get additional financing from other lenders. The Company's ability to open new restaurants is also dependent upon its ability to identify suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies. The sufficiency of the Company's cash to fund operations and necessary Capital Maintenance Items will depend primarily on cash provided by operating activities.

     In July 2002, the Company completed a sale leaseback transaction to refinance one of its restaurants in Tampa, Florida. The Company sold the property for $3.0 million and paid off its existing mortgage of approximately $1.1 million on the property. The leaseback of the building was accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with the deferred gain on the sale being recognized over the twenty-year life of the lease. The lease agreement requires annual payments of $330,000, with increases of 10% every five years. Management is using the proceeds of the transaction to fund a portion of the construction of a new restaurant in Orlando, Florida, which opened in May 2004.

     The Company has entered into a series of loan agreements with GE Capital. As of March 31, 2004, the outstanding balance due under the Company's various loans with GE Capital was $18,012,600. The weighted average interest rate for the GE Capital loans is 7.37%.

     As of May 14, 2004, the Company had contracts for sale of two closed restaurants, both of which were expected to be sold in the second quarter of 2004. A third restaurant sold in April 2004, resulting in net cash proceeds of $700,000. If the two remaining restaurants are sold, net additional cash proceeds of approximately $200,000 will be realized.

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

Recent Developments

     In December 2003, the Company entered into an amendment to its franchise agreement with Ryan's Family Steak Houses, Inc. (the "Franchisor") to terminate the franchise agreement between the two companies by June 2005. This amendment requires the Company to convert a specific number of its Ryan's restaurants each quarter to a new name beginning the first quarter of 2004, and requires all of the Company's restaurants to be renamed by June 2005. As soon as each restaurant is converted, franchise fees are no longer payable to the Franchisor.

     The Company plans to convert most of its restaurants to a new concept called "Whistle Junction". These conversions entail a substantial remodel of the restaurant buildings designed to look like an old train station on the exterior. The interior of the restaurant will also feature the train theme, including an operating model railroad running through the dining room. The operation of the converted restaurants will continue to be a buffet format with an upgraded menu and improved service levels. The first Whistle Junction remodel opened in March 2004, and a newly built Whistle Junction is scheduled to open in May 2004.

     Certain of the Company's restaurants will be converted to an alternate concept called the "Florida Buffet", based on various factors including their location. As of February 2004, three restaurants have been converted to the Florida Buffet. A fourth restaurant will be converted to the Florida Buffet in May 2004. The Florida Buffet conversions include interior and exterior changes to the building designed to incorporate a "Florida look" theme, although the changes are not as extensive as those for the Whistle Junction. Menu and service enhancements are also included in the Florida Buffet locations, designed to attract and maintain increased customer volumes.

Item 3.  Qualitative and Quantitative Disclosure about
Market Risk

     There has been no significant changes in the Company's exposure to market risk during the first fiscal quarter of 2004. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Chief Operating Officer and the Director of Finance. Based upon that evaluation, the Company's President and Chief Operating Officer and the Director of Finance have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

     (b) Changes in internal control. There have been no changes in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect internal controls over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than proceedings arising in the normal course of business, to which the Company, or any of its subsidiaries, is a party or to which any of their properties known to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company or any associate of the foregoing is a party or has an interest adverse to the Company.

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.   OTHER INFORMATION
	     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a) The following exhibits are filed as part of the report on Form 10-Q.

No.     Exhibit

3.01    Articles of Incorporation of Family Steak Houses of
        Florida, Inc. (Exhibit 3.01 to the Company's
        Registration Statement on Form S-1, Registration No. 33-
        1887, is incorporated herein by reference.)

3.02    Bylaws of Family Steak Houses of Florida, Inc. (Exhibit
        3.02 to the Company's Registration Statement on Form 2-
        1, Registration No. 33-1887, is incorporated herein by reference.)

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

3.09 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2004 is incorporated herein by reference.)

11      Statement about Computation of Per Share Earnings.

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

(b)     There were no filings on Form 8-K for the Quarter ended
        March 31, 2004.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       FAMILY STEAK HOUSES OF FLORIDA, INC.
                       (Registrant)



                       /s/ Edward B. Alexander
Date:  May 14, 2004    Edward B. Alexander
                       President/Chief Operating Officer



                       /s/ Stephen C. Travis
Date:  May 14, 2004    Stephen C. Travis
                       Director of Finance

Exhibit 11


Statement Regarding Computation of Per Share Earnings

The table below details the number of shares and common stock equivalents used in the computation of basic and diluted loss per share:
                                    Three Months Ended
                             March 31, 2004      April 2, 2003
Basic:
  Weighted average common
   shares outstanding used
   in computing basic loss
   per share                    3,716,200          3,706,200
                                =========          =========
  Basic loss per share          $    (.09)          $   (.02)
                                =========          =========
Diluted:
  Weighted average common
   shares outstanding           3,716,200          3,706,200

  Effects of shares issuable
   under stock plans using the
   treasure method                    ---                ---
                                ---------           --------
  Shares used in computing
   diluted loss per share       3,716,200          3,706,200
                               ==========          =========
  Diluted loss per share       $     (.09)         $   (.02)
                               ==========          =========

Exhibit 31.01

Certification

I, Edward Alexander, certify that:

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


Date:  May 14, 2004
                             /s/ Edward B. Alexander
                             Edward B. Alexander
                             President/Chief Operating Officer

Exhibit 31.02

Certification

I, Stephen C. Travis, certify that:

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


Date:  May 14, 2004
                              /s/ Stephen C. Travis
                              Stephen C. Travis
                              Director of Finance

Exhibit 32.01


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward B. Alexander, Chief Operating Officer/President of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:
     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 14, 2004          /s/ Edward B. Alexander
                             Edward B. Alexander
                             President / Chief Operating Officer

Exhibit 32.02

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Family Steak Houses of Florida, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen C. Travis, Director of Finance for the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:
     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     May 14, 2004         By: /s/ Stephen C. Travis
                                   Stephen C. Travis
                                   Director of Finance

                                23