Form 10-K/A
period 2003-12-31
FAMILY STEAK HOUSES OF FLORIDA INC
filed 2004-05-28
CIK 784539

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           _____________

                             FORM 10-K/A
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                OF THE SECURITIES AND EXCHANGE ACT
  (Mark One)
    (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2003
                                OR
    ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                   Commission File No. 0-14311

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

                                    Form 10-K/A

Family Steak Houses of Florida, Inc. (the Company) is amending its Annual Report on Form 10-K to correct the total obligations for capital leases in the contractual obligations table.

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

                                                  Page
                                                Reference

                                         Form       2003
                                         10-K   Annual Report

Consent of Independent Certified
  Public Accountants                     25
Independent Auditors' Report                      30
Consolidated Statements of Operations             11
Consolidated Balance Sheets                       12
Consolidated Statements of Share-
  holders' Equity                                 13
Consolidated Statements of Cash Flows             14
Notes to Consolidated Financial
  Statements                                      15
Common Stock Data                                 33
Five-Year Financial Summary                        3
Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations                                       4
Quantitative and Qualitative
  Disclosures About Risk                          10

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

                           FAMILY STEAK HOUSES OF FLORIDA, INC.
Date:   May 12, 2004          By:  /s/ Edward B. Alexander
                                  Edward B. Alexander
                                  President
                                  Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                 Title                            Date

/s/ Edward B. Alexander   President                      5/12/04
Edward B. Alexander       Chief Operating Officer


/s/ Stephen C. Travis     Director of Finance            5/12/04
Stephen C. Travis         (Principal Financial and
                          Accounting Officer)


/s/ Glen F. Ceiley        Chairman of the Board          5/12/04
Glen F. Ceiley


/s/ Steve Catanzaro       Director                       5/12/04
Steve Catanzaro


/s/ Jay Conzen            Director                       5/12/04
Jay Conzen


/s/ William Means         Director                       5/12/04
William Means

EXHIBIT 21
SUBSIDIARIES OF THE COMPANY
Steak House Construction Corporation, Inc.

EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in this Annual Report of Family Steak Houses of Florida, Inc. on Form 10-K/A and in Registration Statement Nos. 33-11684, 33-12556, 33-12556 and 333-98327 of Family Steak Houses of Florida, Inc. on Forms S-8 of our report dated March 19, 2004 (which report expresses an unqualified opinion), appearing in the 2003 Annual Report to Shareholders of Family Steak Houses of Florida, Inc.


Deloitte & Touche LLP
Certified Public Accountants
Jacksonville, Florida

May 3, 2004

EXHIBIT 31.01

                         CERTIFICATIONS

I, Edward B. Alexander, certify that:

1. I have reviewed this annual report on Form 10-K/A of Family Steak Houses of Florida, Inc.

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


Date:  May 12, 2004
                             /s/ Edward B. Alexander
                             Edward B. Alexander
                             President and
                             Chief Operating Officer

EXHIBIT 31.02

I, Stephen C. Travis, certify that:

1. I have reviewed this annual report on Form 10-K/A of Family Steak Houses of Florida, Inc.

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

Date:  May 12, 2004         By:    /s/ Edward B. Alexander
                                   Edward B. Alexander
                                   President and
                                   Chief Operating Officer

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

Date:     May 12, 2004         By: /s/ Stephen C. Travis
                                   Stephen C. Travis
                                   Director of Finance
                                 31