Form 10-Q
period 2004-06-30
EACO CORP
filed 2004-09-03
CIK 784539

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                 FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended June 30, 2004

                   Commission File No. 0-14311

                    EACO Corporation
                      (Registrant)

Incorporated under the laws of       IRS Employer Identification
           Florida                           No. 59-2597349

                      2113 FLORIDA BOULEVARD
                   NEPTUNE BEACH, FLORIDA 32266

            Registrant's Telephone No. (904) 249-4197

                Family Steak Houses of Florida, Inc.
                    (Former Name of Registrant)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes_____    No__X__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes_____    No__X__

Title of each class                 Number of shares outstanding

   Common Stock                              3,881,901
  $.01 par value                         As of August 4, 2004

EACO Corporation

Consolidated Results of Operations

(Unaudited)                              For The Quarters Ended    For The Six Months Ended
                                         --------------------------------------------------
                                            June 30,     July 2,     June 30,    July 2,
                                              2004         2003        2004        2003
                                         --------------------------------------------------
Revenues:
     Sales                                 $9,959,200   $9,567,400  $20,218,500 $20,295,500
     Vending revenue                           47,600       56,100       96,600     107,200
                                           ----------  -----------  ----------- -----------
Total revenues                             10,006,800    9,623,500   20,315,100  20,402,700
                                           ----------  -----------  ----------- -----------

Cost and expenses:
  Food and beverage                         3,840,600    3,619,200    7,691,900   7,718,500
  Payroll and benefits                      3,138,500    2,887,700    6,032,000   6,090,000
  Depreciation and amortization               491,300      508,200      981,900   1,023,600
  Other operating expenses                  1,789,100    1,607,500    3,220,300   3,180,200
  General and administrative expenses         527,700      542,400    1,155,300   1,143,700
  Franchise fees                              295,600      382,500      666,800     811,700
  Asset valuation charge                          ---          ---      594,200         ---
  Loss on store closings and disposition
    of equipment                               58,600       39,400       93,000      73,900
                                           ----------  -----------  ----------- -----------
                                           10,141,400    9,586,900   20,435,400  20,041,600
                                           ----------  -----------  ----------- -----------

             (Loss) earnings from operation  (134,600)      36,600     (120,300)    361,100

Investment (loss) gain                        (13,100)     (19,300)      10,800     (26,500)
Interest and other income                      26,900       19,900       69,000      93,300
(Loss) gain on sale of property               (32,100)       9,400      (32,100)      9,400
Interest expense                             (418,500)    (441,100)    (829,500)   (887,200)
                                           ----------  -----------  ----------- -----------

               Loss before income taxes      (571,400)    (394,500)    (902,100)   (449,900)
Provision for income taxes                         --           --           --          --
                                           ----------  -----------  ----------- -----------

               Net loss                     ($571,400)   ($394,500)   ($902,100)  ($449,900)
                                           ==========  ===========  =========== ===========

Basic loss per share                           ($0.15)      ($0.11)      ($0.24)     ($0.12)
                                           ==========  ===========  =========== ===========
Basic weighted average common
    shares outstanding                      3,771,000    3,706,200    3,744,000   3,706,200
                                           ==========  ===========  =========== ===========
Diluted loss per share                         ($0.15)      ($0.11)      ($0.24)     ($0.12)
                                           ==========  ===========  =========== ===========
Diluted weighted average common
    shares outstanding                      3,771,000    3,706,200    3,744,000   3,706,200
                                           ==========  ===========  =========== ===========

EACO Corporation

Consolidated Balance Sheets
(Unaudited)                                             June 30,    December 31,
                                                           2004         2003
                                                      -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                               $45,100   $2,287,800
  Investments                                               2,400       32,600
  Receivables                                             206,500      110,600
  Inventories                                             254,600      300,400
  Prepaid and other current assets                        566,600      500,500
                                                      -----------  -----------
    Total current assets                                1,075,200    3,231,900

Certificate of deposit                                    300,000       10,000

Property and equipment:
  Land                                                  7,310,000    7,310,000
  Buildings and improvements                           25,241,700   22,858,000
  Equipment                                            12,268,900   11,509,200
  Construction in progress                                 77,100      388,300
                                                      -----------  -----------
                                                       44,897,700   42,065,500
  Accumulated depreciation                            (18,222,900) (17,713,500)
                                                      -----------  -----------
          Net property and equipment                   26,674,800   24,352,000

Property held for sale                                    703,800    2,288,800
Other assets, principally deferred charges,
  net of accumulated amortization                         825,000      924,000
                                                      -----------  -----------
                                                      $29,578,800  $30,806,700
                                                      ===========  ===========
LIABILITIES   AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                     $1,054,700   $1,121,900
  Construction accounts payable                           154,800          ---
  Securities sold, not yet purchased                           --    1,187,400
  Accrued liabilities                                   1,811,400    1,801,700
  Current of workers compensation liability               646,000      646,000
  Current portion of long-term debt                       753,800      718,400
  Current portion of obligation under capital lease        71,900       30,900
                                                      -----------  -----------
    Total current liabilities                           4,492,700    5,506,300

Deferred rent                                              63,400       47,500
Deposit liability                                          23,300       31,300
Workers compensation benefit liability                    435,400      469,800
Long-term debt                                         16,331,300   17,470,700
Deferred gain                                           1,204,800    1,240,300
Obligation under capital lease                          3,986,000    2,279,800
                                                      -----------  -----------
    Total liabilities                                  26,536,800   27,045,700

Shareholders' equity:
  Preferred stock of $.01 par; authorized
    10,000,000 shares; none issued
  Common stock of $.01 par; authorized
    4,000,000 shares;
outstanding 3,881,900 shares                               38,800       37,100
  Additional paid-in capital                           10,063,100    9,869,600
  Accumulated deficit                                  (7,061,500)  (6,159,100)
  Accumulated other comprehensive income                    1,600       13,400
                                                      -----------  -----------
             Total shareholders' equity                 3,042,000    3,761,000
                                                      -----------  -----------
                                                      $29,578,800  $30,806,700
                                                      ===========  ===========

      See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited)                                                        For the Six Months Ended
                                                                    ------------------------
                                                                     June 30,      July 2,
                                                                       2004          2003
                                                                    ----------   -----------
Operating activities:
  Net loss                                                           ($902,100)    ($449,900)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization                                      981,900     1,023,600
    Asset valuation charge                                             594,200            --
    Net realized (gains) losses on investments                            (700)       26,500
    Amortization of loan fees                                           40,600        34,200
    Loss on disposition of property held for sale                       32,100           ---
    Amortization of deferred gain                                      (35,500)      (35,400)
    Loss (gain) on disposition of property and equipment                32,100      (125,100)
    (Decrease) increase in:
      Receivables                                                      (95,900)      (24,600)
      Inventories                                                       45,800        (5,900)
      Prepaids and other current assets                                (46,100)       18,000
      Other assets                                                      (8,400)       11,800
    (Decrease) increase in:
      Accounts payable                                                 (67,200)      (53,900)
      Construction accounts payable                                    154,800           ---
      Accrued liabilities                                                9,700       (99,300)
      Deferred rent                                                     15,900        15,900
      Deposit liability                                                 (8,000)       24,000
      Workers compensation benefit liability                           (34,400)        9,300
                                                                    ----------   -----------
Net cash provided by operating activities                              708,800       369,200
                                                                    ----------   -----------
Investing activities:
  Purchase of investments                                           (1,700,000)     (349,500)
  Principal receipts on mortgages receivable                               ---       342,000
  Proceeds from sale of investments                                    184,600       280,400
  Proceeds from securities sold not yet purchased                       57,000       572,600
  Net proceeds from sale of property held for sale                   1,552,900           ---
  Proceeds from sale of property and equipment                             ---     1,796,000
  Capital expenditures                                              (2,102,200)     (343,900)
                                                                    ----------   -----------
Net cash ( used in) provided by investing activities                (2,007,700)    2,297,600
                                                                    ----------   -----------
Financing activities:
  Payments on long-term debt and obligations under capital leases   (1,119,100)   (1,788,300)
  Proceeds from the issuance of common stock                           175,300            --
                                                                    ----------   -----------
Net cash used in financing activities                                 (943,800)   (1,788,300)
                                                                    ----------   -----------
Net (decrease) increase in cash and cash equivalents                (2,242,700)      878,500
Cash and cash equivalents - beginning of period                      2,287,800     1,679,600
                                                                    ----------   -----------
Cash and cash equivalents - end of period                              $45,100    $2,558,100
                                                                    ==========   ===========
Noncash investing and financing activities:
      Net change in unrealized gain                                    $12,200      ($17,600)
                                                                    ==========   ===========
Supplemental disclosures of cash flow information:

    Cash paid during the six months for interest                      $821,400      $982,000
                                                                    ==========   ===========
    Building acquired under capital lease                           $1,762,300            --
                                                                    ==========   ===========

                  See accompanying notes to consolidated financial statements.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                        EACO CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2004

                        (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of EACO Corporation (the "Company"), (formerly Family Steak
Houses of Florida, Inc.) and its wholly-owned subsidiary.
All significant intercompany profits, transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2003.

Note 2.  Loss Per Share

Basic loss per share for the thirteen and twenty-six weeks ended June 30, 2004 and July 2, 2003 were computed based on the weighted average number of common shares outstanding during the respective period. Diluted loss per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option and stock warrants. Due to the Company's net losses for the thirteen weeks ended
June 30, 2004, and July 2, 2003, and for the twenty-six weeks ended June 30, 2004 and July 2, 2003, all potentially dilutive securities are antidilutive and have been excluded from the computation of diluted earnings per share for those periods.

Note 3.  Other Assets

Other assets consist principally of deferred charges, which are amortized on a straight-line basis. Deferred charges and related amortization periods are as follows: financing costs - term of the related loan, and initial franchise rights - 18 months beginning January 1, 2004 in connection with the Company's decision to terminate its franchise agreement.

The gross carrying amount of the deferred financing costs was $905,500 and $924,000 as of June 30, 2004 and December 31, 2003,
respectively. Accumulated amortization related to deferred financing costs was $230,400 and $216,200 as of June 30, 2004 and December 31, 2003, respectively. Amortization expense was $28,600 and $22,200 for the three-month periods ended June 30, 2004 and July 2, 2003, respectively. Amortization expense was $40,600 and $34,200 for the six-month periods ended June 30, 2004 and July 2, 2003, respectively. Amortization expense for each of the next five years is expected to be $46,200.

The gross carrying amount of the initial franchise rights was $354,700 as of June 30, 2004 and December 31, 2003. Accumulated amortization related to initial franchise rights was $246,300 and $179,800 as of June 30, 2004 and December 31, 2003,
respectively. Amortization expense was $38,800 and $22,200 for the three-month periods ended June 30, 2004 and July 2, 2003, respectively. Amortization expense was $66,500 and $34,200 for the six-month periods ended June 30, 2004 and July 2, 2003, respectively. Franchise rights will be fully amortized by June 30, 2005.

Note 4.  Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the 2004 presentation.

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

Pursuant to the disclosure requirements of Statement of Financial Accounting Standards "SFAS" 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure". the following table provides an expanded reconciliation for all periods presented:

                                   Three Months Ended              Six Months Ended
                                June 30, 2004  July 2, 2003   June 30, 2004  July 2, 2003
                                    ------------------              ----------------
Net (loss) earnings, as reported    $(571,400)  $(394,500)     $(902,100)     $(449,900)
Add:  Stock based compensation
  expense included in net
  income, net of tax                      ---         ---            ---           ---
Deduct:  Total stock-based
  compensation expense
  determined under fair value,
  net of tax                             (800)     (2,200)        (1,600)        (4,500)
                                    ---------  ----------    -----------      ---------
Pro forma net loss                  $(572,200)  $(396,700)     $(903,700)     $(454,400)
                                    =========   =========     ==========     ==========
(Loss) per share - basic
  and diluted as reported              $(0.15)     $(0.11)        $(0.24)        $(0.12)
  Pro forma                            $(0.15)     $(0.11)        $(0.24)        $(0.12)

Note 6.  Employee Benefit Plans

In conjunction with the Financial Accounting Standards
Board "FASB" revision of SFAS No. 132, Employer's
Disclosures about Pensions and Other Post-retirement
Benefits, issued in December 2003, the following describes the Company's benefit plan.

Employees of the Company participate in a profit sharing and retirement plan covering substantially all full-time employees at least twenty-one years of age and with more than one year of service. The plan was established in August 1991. Contributions are made to the plan at the discretion of the Company's Board of Directors. No profit-sharing contributions have been made since the inception of the plan.

The profit sharing plan includes a 401(k) feature by which employees can contribute, by payroll deduction only, a portion of their annual compensation not to exceed $13,000 in 2004.

The plan provides for a Company matching contribution of $.25 per dollar of the first 6% of employee contributions.
The Company's matching contribution was $9,000 and $10,500 for the quarters ended June 30, 2004 and 2003 respectively and $18,000 and $21,000 for the six months ended June 30, 2004 and 2003 respectively.

Note 7.  Subsequent Event

On September 1, 2004, the Company completed a private placement of cumulative convertible preferred stock with Glen Ceiley, its Chairman and CEO, which provided $900,000 cash to the Company. The stock has a stated dividend rate of 8.5%, payable quarterly in arrears when declared and is cumulative. The stock is convertible to common stock at $.90 per share. In addition, the stock is redeemable at any time at $27.50 per share and has a liquidating preference of $25 per share.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policy and Use of Estimates

The Company's accounting policy for the recognition of impairment losses on long-lived assets is considered critical. The Company's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
For the purpose of the impairment review, assets are grouped on a restaurant-by-restaurant basis. The recoverability of the assets is measured by a comparison of the carrying value of each restaurant's assets to future net cash flows expected to be generated by such restaurant's assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

The preparation of EACO Corporation's consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company's assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company's critical accounting policy, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2003 Annual Report on Form 10-K.

Results of Operations

Quarter Ended June 30, 2004 versus July 2, 2003

The Company experienced an increase in total sales during the second thirteen weeks of 2004 compared to the second thirteen weeks of 2003. Total sales increased 4.1%, due primarily to significant sales increases from two stores remodeled under the Company's new Whistle Junction concept. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the second quarter of 2004 increased 9.9% from the same period in 2003, compared to a decrease of 5.5% in the second quarter of 2003 as compared to 2002. The increase in same-store sales results primarily from significant sales increases from two stores remodeled under the Whistle Junction concept, an improved economy compared to 2003 and price increases implemented by the Company since the prior year's comparable quarter.

The operating expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, and other operating expenses, which include repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 93.0% or $9,259,500 in the second quarter of 2004 from 90.1% or $8,622,600 in the same quarter of 2003, primarily as a result of store opening costs and training costs associated with two existing stores reopened under the Whistle Junction concept and the opening of one new Whistle Junction restaurant. Newly opened and reopened stores traditionally have opening expenses ranging from $75,000 to $100,000 for training, advertising and other start up expenses. In addition, they incur higher than normal payroll expenses for a few months subsequent to opening.

Food and beverage costs as a percentage of sales increased to 38.6% in the second quarter of 2004 from 37.8% in the same period of 2003 primarily as a result of higher beef costs in 2004 and enhanced menus initiated by the Company in connection with the conversions to Whistle Junction. Payroll and benefits as a percentage of sales increased to 31.5% in the second quarter of 2004 from 30.2% in the same quarter of 2003 due to higher initial payroll costs at converted and newly opened Whistle Junction restaurants.

Other operating expenses as a percentage of sales increased to 18.0% in the second quarter of 2004 from 16.8% in 2003 due to store opening expenses of $208,000 during the quarter ended June 30, 2004 from the Whistle Junction restaurants opened during the quarter versus store opening expenses of $0 during the same quarter in 2003. Depreciation and amortization decreased to 4.9% in 2004 from 5.3% in 2003, due to higher average store sales in 2004.

General and administrative expenses as a percentage of sales decreased to 5.3% in the second quarter of 2004, from 5.7% in the second quarter of 2003, primarily due to the increase in total sales.

The effective income tax rate for the quarters ended June 30, 2004 and July 2, 2003 was 0.0%.

Net loss for the second quarter of 2004 was $571,400, compared to net loss of $394,500 in the second quarter of 2003. Net loss per share was $.15 for the second quarter of 2004, compared to net loss per share of $.11 for the second quarter of 2003.

Six Months Ended June 30, 2004 versus July 2, 2003

For the six months ended June 30, 2004, total sales were $20,218,500 compared to $20,295,500 for the same period in 2003.
Same-store sales increased 8.5% for the six months ended June
30, 2004 from the same period in 2003.

Food and beverage costs as a percentage of sales for the six month periods ended June 30, 2004 and July 2, 2003 were 38.0%. Higher beef prices in 2004 were offset by sales price increases implemented by the Company since 2003. Payroll and benefits as a percentage of sales decreased to 29.8% in 2004 from 30.0% in 2003, due to the increase in same store sales.

For the six months ended June 30, 2004, other operating expenses as a percentage of sales increased to 15.9% or $3,220,300 from 15.1% or $3,180,700 in 2003, primarily due to store opening expenses of $261,800 from the Whistle Junction restaurants opened during the period versus $0 in the same period of 2003. Depreciation and amortization decreased to 4.9% for the six-month period ended June 30, 2004, compared to 5.0% in 2003.

General and administrative expenses for the six-month periods ended June 30, 2004 and July 2, 2003 were 5.7% and 5.6% of sales respectively. Interest expense decreased for the first six months to $829,500 from $887,200 for the same period in 2003 due to reductions in total debt.

The Company invests a portion of its available cash in marketable securities. The Company maintains an investment account to effect these transactions. Investments are made based on a combination of fundamental and technical analysis primarily using a value-based investment approach. The holding period for investments usually ranges from 60 days to 24 months. Management occasionally purchases marketable securities using margin debt. In determining whether to engage in transactions on margin, management evaluates the risk of the proposed transaction and the relative returns offered thereby. If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. Management reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the six months of 2004 include realized gains from the sale of marketable securities of $10,800, compared to realized losses of $26,500 in 2003. At June 30, 2004, the Company had no monies invested in margin potential securities.

The Company recognized a non-cash asset valuation charge of $594,200 in 2004 in accordance with SFAS No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." The charge was based on the assessment of one under-performing restaurant as of March 31, 2004. The same impairment assessment performed in 2003 indicated no impairment charge was required in 2003.

The effective income tax rate for the six-month periods ended
June 30, 2004 and July 2, 2003 was 0.0%.

Net loss for the six months ended June 30, 2004 was $902,100 or $.24 per share, compared to net loss of $449,900, or $.12 per share for the same period in 2003.

The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter or six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2004.

Liquidity and Capital Resources

As of June 30, 2004, the Company had cash on hand of only $45,100, and its ability to generate sufficient cash flow to meet all of its obligations on a timely basis going forward was questionable. However, the Company recently completed a preferred stock private placement with Glen Ceiley, its Chairman and CEO, which provided $900,000 cash to the Company. Based on this, and the Company's continued positive same-store sales trends, the Company projects it does have sufficient cash flow to meets its obligations.

Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

At June 30, 2004, cash amounted to $45,100 and the Company had a working capital deficit of $3,417,400 compared to $2,274,400 at December 31, 2003. Cash provided by operating activities increased to $708,800 in the first six months of 2004 from $369,200 in the first six months of 2003, due to timing differences in the payments of accounts payable and accrued liabilities.

During the six month period ended June 30, 2004, the Company sold two of its previously closed locations for gross sale prices totaling $1,662,500. The two stores had an aggregate net book value of $1,585,000. Related debt of $775,900 was paid off. Net of expenses of the sales of

$109,600, the Company recognized a loss of $32,100 on the sales.

Total capital expenditures for 2004, based on present costs and plans for capital improvements, are estimated to be approximately $2.3 million. This amount is based on expenditures for land, building, leasehold improvements and equipment for one new restaurant opened in May 2004 and the remodeling of two stores to the Whistle Junction concept completed in the first six months of 2004, and normal recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). The Company spent approximately $2,102,200 in the first six months of 2004 for property and equipment. The Company anticipates funding remaining 2004 capital expenditures from operations.

Current plans call for the Company to convert all of its remaining stores to either the Whistle Junction concept or the Florida Buffet concept by June 30, 2005. As of June 30, 2004, twelve stores remain to be converted. Company management estimates that total funds required to accomplish the conversion of all twelve restaurants to be approximately $3,060,000. As of June 30, 2004, management is pursuing various sources of capital to accomplish the conversions including traditional financing, sales leaseback transactions and refinancing existing restaurants. No commitment for financing of the conversions has been made as of June 30, 2004. In the event that conversion capital is not obtained, all twelve unconverted restaurants would be converted to the Florida Buffet concept for approximately $20,000 per store.

Management estimates the cost of opening one new restaurant based on current average costs to be approximately $2,900,000. To the extent the Company decides to open new restaurants, management plans to fund any new restaurant construction either by GE Capital funding, sales leaseback financing, developer-funded leases, refinancing existing restaurants, or attempting to get additional financing from other lenders. The Company's ability to open new restaurants is also dependent upon its ability to locate suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies. The sufficiency of the Company's cash to fund operations and necessary Capital Maintenance Items will depend primarily on cash provided by operating activities.

The Company has a series of loan agreements with GE Capital
Franchise Finance Corporation ("GE Capital").  As of June 30,

2004, the outstanding balance due under the Company's various loans with GE Capital was $17,085,100. The weighted average interest rate for the GE Capital loans is 7.4%.

Forward-looking Statements

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

Recent Developments

As of June 30, 2004, the Company had cash on hand of only $45,100, and its ability to generate sufficient cash flow to meet all of its obligations on a timely basis going forward was questionable. However, the Company recently completed a preferred stock private placement with Glen Ceiley, its Chairman and CEO, which provided $900,000 cash to the Company. Based on this, and the Company's continued positive same-store sales trends, the Company projects it does have sufficient cash flow to meets its obligations.

On June 17, 2004, the shareholders of the Company voted to amend the Articles of Incorporation of the Company in order to change the name of the Company from Family Steak Houses of Florida, Inc. to EACO Corporation. The Company will be conducting business under the name "Eatery Concepts".

In December 2003, the Company entered into an amendment to its franchise agreement with Ryan's Family Steak Houses, Inc. (the

"Franchisor") to terminate the franchise agreement between the two companies by June 2005. This amendment requires the Company to convert a specific number of its Ryan's restaurants each quarter to a new name beginning the first quarter of 2004, and requires all of the Company's restaurants to be renamed by June 2005. As soon as each restaurant is converted, franchise fees are no longer payable to the Franchisor. The Company was in compliance with the requirement as of this quarter ended June 30, 2004.

The Company plans to convert a majority of its restaurants to a new concept called "Whistle Junction". These conversions entail a substantial remodel of the restaurant buildings designed to look like an old train station on the exterior. The interior of the restaurant will also feature the train theme, including an operating model railroad running through the dining room. The operation of the converted restaurants will continue to be a buffet format with an upgraded menu and improved service levels. Two Whistle Junction remodels have opened as of June 2004, and a newly built Whistle Junction opened in May 2004.

The remainder of the Company's restaurants will be converted to an alternate concept called the "Florida Buffet", based on various factors including their location. As of June 2004, three restaurants have been converted to the Florida Buffet. Two additional restaurants will be converted to the Florida Buffet in the third quarter of 2004. The Florida Buffet conversions include interior and exterior changes to the building designed to incorporate a "Florida look" theme, although the changes are not as extensive as those for the Whistle Junction. Menu and service enhancements are also included in the Florida Buffet locations, designed to attract and maintain increased customer volumes.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
MARKET RISK

There have been no significant changes in the Company's exposure to market risk during the first six months of 2004. For discussion of the Company's exposure to market risk, refer to
Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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


ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On June 17, 2004, the Company held its annual meeting of shareholders to elect directors to serve for the upcoming year.

          (b) The following table sets forth the number of votes for and against each of the nominees for director.

          Nominee                          For     Withheld

          Glen F. Ceiley                3,349,651    22,526
          Jay Conzen                    3,349,811    22,666
          Stephen Catanzaro             3,349,696    22,781
          William Means                 3,349,751    22,726

          The Company is unable to determine the number of broker non-votes.

          Glen F. Ceiley, Jay Conzen, Stephen Catanzaro and
          William Means were elected as directors by the affirmative vote of a majority of the 3,372,477 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) The following exhibits are filed as part of the report on Form 10-Q.

No.     Exhibit

3.01    Articles of Incorporation of Family Steak Houses of
        Florida, Inc. (Exhibits 3.01 to the Company's
        Registration Statement on Form S-1, Registration No.
        33-1887, is incorporated herein by reference.)

3.02.   Bylaws of Family Steak Houses of Florida, Inc. (Exhibit
        3.02 to the Company's Registration Statement on Form S-1
        Registration No. 33-1887, is incorporated herein by reference.)

3.03. Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.04. Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.05.   Amended and Restated Bylaws of Family Steak Houses of
        Florida, Inc. (Exhibit 4 to the Company's Form 8-A, filed with the Commission on March 19, 1997, is incorporated herein by reference.)

3.06. Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3 to the Company's Form 8-A filed with the Commission on March 19, 1997, is incorporated herein by reference.)

3.07. Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1998, is incorporated herein by reference.)

3.08.   Amendment to Bylaws of Family Steak Houses of Florida,
        Inc.  (Exhibit 3.08 to the Company's Annual Report on
        Form 10-K filed with the Commission on March 15, 2000, is incorporated herein by reference.)

3.09 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2004 is incorporated herein by reference.)

3.10. Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation.

11. Table detailing number of shares and common stock equivalents used in the computation of basic and diluted
        (loss) earnings per share.

13.     Annual Report to Shareholders of Family Steak Houses of
        Florida, Inc. on Form 10-K filed with the Commission on March 29, 2004 is hereby incorporated by reference.

31.1     Chief Executive Officer certification pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Chief Financial Officer certification pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Chief Executive Officer certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Chief Financial Officer certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EACO CORPORATION
                           (Registrant)

                          /s/ Edward B.Alexander
Date:  September 2, 2004  Edward B.Alexander
                          President / COO


                          /s/ Stephen C. Travis
Date:  September 2, 2004  Stephen C. Travis
                          Director of Finance
                                19

Exhibit 31.1
                              CERTIFICATIONS

I, Edward B. Alexander, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EACO Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  September 2, 2004
                             /s/ Edward B. Alexander
                             Edward B. Alexander
                             President / COO

Exhibit 31.2

I, Stephen C. Travis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EACO Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:  September 2, 2004
                              /s/ Stephen C. Travis
                              Stephen C. Travis
                              Director of Finance

Exhibit 32.1:  Certification of Periodic Reports

             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the EACO Corporation's (the "Company") Quarterly Report on Form 10-Q for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward B. Alexander, Chief Operating Officer/President of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:

     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     September 2, 2004        By:/s/ Edward B. Alexander
                                   Edward B. Alexander
                                   Chief Operating Officer/
                                   President

Exhibit 32.2:  Certification of Periodic Reports


             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the EACO Corporation's (the "Company") Quarterly Report on Form 10-Q for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen C. Travis, Director of Finance for the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:


     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     September 2, 2004        By:/s/ Stephen C. Travis
                                   Stephen C. Travis
                                   Director of Finance

                                25