Form 10-Q
period 2004-09-29
EACO CORP
filed 2004-11-15
CIK 784539

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter ended September 29, 2004

                   Commission File No. 0-14311

                    EACO Corporation

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

                      Yes  X_      No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes_____    No__X _

Title of each class                 Number of shares outstanding

   Common Stock                              3,881,901
  $.01 par value                         As of November 4, 2004

EACO Corporation

Consolidated Results of Operations

(Unaudited)                              For The Quarters Ended    For The Nine Months Ended
                                         ---------------------------------------------------
                                         September 29,  October 1  September 29,  October 1,
                                              2004         2003        2004         2003
                                         ---------------------------------------------------
Revenues:
     Sales                                 $8,710,800   $8,558,900  $28,929,300  $28,854,500
     Vending revenue                           40,600       53,600      136,800      160,900
                                           ----------  -----------  -----------  -----------
Total revenues                              8,751,400    8,612,500   29,066,100   29,015,400
                                           ----------  -----------  -----------  -----------

Cost and expenses:
  Food and beverage                         3,296,400    3,271,200   10,988,300   10,989,700
  Payroll and benefits                      2,811,700    2,707,300    8,905,700    8,697,300
  Depreciation and amortization               494,300      488,300    1,476,200    1,511,900
  Other operating expenses                  1,536,500    1,628,000    4,849,900    5,013,200
  General and administrative expenses         526,400      481,900    1,566,100    1,588,100
  Franchise fees                              245,200      341,800      912,100    1,153,400
  Asset valuation charge                          ---          ---      594,200          ---
  Loss on store closings and disposition
    of equipment                                9,900       23,300      135,100       87,900
                                           ----------  -----------  -----------  -----------
                                            8,920,400    8,941,800   29,427,600   29,011,500
                                           ----------  -----------  -----------  -----------

             (Loss) earnings from operation  (169,000)    (329,300)    (361,500)       3,900

Investment gain (loss)                          1,600      (78,300)      12,400     (105,800)
Interest and other income                      60,800       61,800      169,800      193,500
Interest expense                             (433,000)    (422,700)  (1,262,400)  (1,309,900)
                                           ----------  -----------  -----------  -----------

               Loss before income taxes      (539,600)    (768,500)  (1,441,700)  (1,218,300)
Provision for income taxes                         --           --           --           --
                                           ----------  -----------  -----------  -----------

               Net loss                     ($539,600)   ($768,500) ($1,441,700) ($1,218,300)
Undeclared cumulative preferred
  stock dividend                               (6,300)         ---       (6,300)        ---
                                           ----------  -----------  ----------- -----------
              Net loss available for basic
               and diluted loss per share   (545,900)     (768,500)  (1,448,000)  (1,218,300)
                                            ==========  ===========  =========== ===========

Basic loss per share                            ($0.14)      ($0.21)      ($0.38)     ($0.33)
                                            ==========  ===========  =========== ===========
Basic weighted average common
    shares outstanding                       3,881,500    3,706,200    3,790,000   3,706,200
                                            ==========  ===========  =========== ===========
Diluted loss per share                          ($0.14)      ($0.21)      ($0.38)     ($0.33)
                                            ==========  ===========  =========== ===========
Diluted weighted average common
    shares outstanding                       3,881,500    3,706,200    3,790,000   3,706,200
                                            ==========  ===========  =========== ===========

EACO Corporation
Consolidated Balance Sheets

(Unaudited)                                           September 29, December 31,
                                                           2004         2003
                                                      -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                              $282,500   $2,287,800
  Investments                                                 200       32,600
  Receivables                                             147,600      110,600
  Inventories                                             240,100      300,400
  Prepaid and other current assets                        571,800      500,500
                                                      -----------  -----------
    Total current assets                                1,242,200    3,231,900

Certificate of deposit                                    300,000       10,000

Property and equipment:
  Land                                                  7,310,100    7,310,000
  Buildings and improvements                           25,368,800   22,858,000
  Equipment                                            12,308,600   11,509,200
  Construction in progress                                162,000      388,300
                                                      -----------  -----------
                                                       45,149,500   42,065,500
  Accumulated depreciation                            (18,667,700) (17,713,500)
                                                      -----------  -----------
          Net property and equipment                   26,481,800   24,352,000

Property held for sale                                        ---    2,288,800
Other assets, principally deferred charges,
  net of accumulated amortization                         775,400      924,000
                                                      -----------  -----------
                                                      $28,799,400  $30,806,700
                                                      ===========  ===========
LIABILITIES   AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                     $1,157,400   $1,121,900
  Securities sold, not yet purchased                           --    1,187,400
  Accrued liabilities                                   1,476,500    1,801,700
  Current of workers compensation liability               646,000      646,000
  Current portion of long-term debt                       993,200      718,400
  Current portion of obligation under capital lease        75,200       30,900
                                                      -----------  -----------
    Total current liabilities                           4,348,300    5,506,300

Deferred rent                                              71,300       47,500
Deposit liability                                          23,300       31,300
Workers compensation benefit liability                    467,000      469,800
Long-term debt                                         15,364,100   17,470,700
Deferred gain                                           1,187,100    1,240,300
Obligation under capital lease                          3,973,200    2,279,800
                                                      -----------  -----------
    Total liabilities                                  25,434,300   27,045,700

Shareholders' equity:
  Preferred stock of $.01 par; authorized
    10,000,000 shares; 36,000 shares issued                   400          ---
  Common stock of $.01 par; authorized
    4,000,000 shares;
    outstanding 3,881,900 shares                           38,800       37,100
  Additional paid-in capital                           10,928,800    9,869,600
  Accumulated deficit                                  (7,602,900)  (6,159,100)
  Accumulated other comprehensive income                      ---       13,400
                                                      -----------  -----------
             Total shareholders' equity                 3,365,100    3,761,000
                                                      -----------  -----------
                                                      $28,799,400  $30,806,700
                                                      ===========  ===========
      See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited)                                                        For the Nine Months Ended
                                                                    ------------------------
                                                                    September 29,  October 1,
                                                                       2004          2003
                                                                    ----------   -----------
Operating activities:
  Net loss                                                         ($1,441,700)  ($1,218,300)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization                                    1,476,200     1,511,900
    Asset valuation charge                                             594,200            --
    Directors' fees in the form of stock options                        20,000            --
    Net realized losses on investments                                     300       105,800
    Amortization of loan fees                                           59,400        46,200
    Amortization of deferred gain                                      (53,200)      (53,100)
    Gain (loss) on disposition of property and equipment                90,800      (132,700)
     Increase (decrease) in:
      Receivables                                                      (37,000)       (7,200)
      Inventories                                                       60,300           200
      Prepaids and other current assets                                (71,300)     (125,600)
      Other assets                                                      (5,300)      (44,600)
     Increase (increase) in:
      Accounts payable                                                  35,500      (208,800)
      Accrued liabilities                                             (327,200)      (39,600)
      Deferred rent                                                     23,800        23,800
      Deposit liability                                                 (8,000)       16,500
      Workers compensation benefit liability                            (2,800)        6,100
                                                                    ----------   -----------
Net cash provided by (used in) operating activities                    416,000      (119,400)
                                                                    ----------   -----------
Investing activities:
  Purchase of investments                                           (1,699,900)     (284,900)
  Principal receipts on mortgages receivable                               ---       342,000
  Proceeds from sale of investments                                    184,600       272,000
  Proceeds from securities sold not yet purchased                       57,000       727,600
  Proceeds from sale of property held for sale                       2,260,100       335,000
  Proceeds from sale of property and equipment                             ---     1,796,000
  Capital expenditures                                              (2,406,000)     (608,500)
                                                                    ----------   -----------
Net cash (used in) provided by investing activities                 (1,604,200)    2,579,200
                                                                    ----------   -----------
Financing activities:
  Payments on long-term debt and obligations under capital leases   (1,858,400)   (1,963,800)
  Proceeds from the issuance of common stock                           175,300            --
  Proceeds from the issuance of preferred stock                        900,000            --
  Expenses of the issuance of preferred stock                          (36,000)           --
                                                                    ----------   -----------
Net cash used in financing activities                                 (817,100)   (1,963,800)
                                                                    ----------   -----------
Net (decrease) increase in cash and cash equivalents                (2,005,300)      496,000
Cash and cash equivalents - beginning of period                      2,287,800     1,679,600
                                                                    ----------   -----------
Cash and cash equivalents - end of period                             $282,500    $2,175,600
                                                                    ==========   ===========
Noncash investing and financing activities:
      Net change in unrealized gain                                     (2,100)     ($15,800)
                                                                    ==========   ===========
Supplemental disclosures of cash flow information:

    Cash paid during the nine months for interest                   $1,227,100    $1,390,300
                                                                    ==========   ===========
    Building acquired under capital lease                           $1,762,300            --
                                                                    ==========   ===========

See accompanying notes to consolidated financial statements.

                      EACO CORPORATION

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     September 29, 2004

                       (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of EACO Corporation (the "Company"), (formerly Family Steak Houses of Florida, Inc.) and its wholly-owned subsidiary. All significant intercompany profits, transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the quarter and nine months ended September 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. There are risks inherent in estimating and therefore, actual results could differ from those estimates. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Note 2.  Loss Per Share

Basic loss per share for the quarter and nine months ended September 29, 2004 and October 1, 2003 were computed based on the weighted average number of common shares outstanding. Diluted loss per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option. Due to the Company's net losses for the quarters ended September 29, 2004, and October 1, 2003, and for the nine months ended September 29, 2004 and October 1, 2003, all potentially dilutive securities are antidilutive and have been excluded from the computation of diluted earnings per share for those periods.

Note 3.  Other Assets

Other assets consist principally of deferred charges, which are amortized on a straight-line basis. Deferred charges and related amortization periods are as follows: financing costs - term of the related loan, and initial franchise rights - 18 months beginning January 1, 2004 in connection with the Company's decision to terminate its franchise agreement.

The gross carrying amount of the deferred financing costs was $888,900 and $924,000 as of September 29, 2004 and December 31, 2003, respectively. Accumulated amortization related to deferred financing costs was $232,700 and $216,200 as of September 29, 2004 and December 31, 2003, respectively. Amortization expense was $18,800 and $12,000 for the three-month periods ended September 29, 2004 and October 1, 2003, respectively. Amortization expense was $59,400 and $46,200 for the nine-month periods ended September 29, 2004 and October 1, 2003, respectively. Amortization expense for each of the next five years is expected to be $45,500.

The gross carrying amount of the initial franchise rights was $354,700 as of September 29, 2004 and December 31, 2003. Accumulated amortization related to initial franchise rights was $279,900 and $179,800 as of September 29, 2004 and December 31, 2003, respectively. Amortization expense was $27,600 and $2,500 for the three-month periods ended September 29, 2004 and October 1, 2003, respectively. Amortization expense was $94,100 and $7,900 for the nine-month periods ended September 29, 2004 and October 1, 2003, respectively. Franchise rights will be fully amortized by June 30, 2005.

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

Pursuant to the disclosure requirements of Statement of Financial Accounting Standards "SFAS" 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure"the following table provides an expanded reconciliation for all periods presented:

                                     Three Months Ended           Nine Months Ended
                                Sept. 29, 2004  Oct. 1, 2003  Sept. 29, 2004 Oct. 1, 2003
                                ----------------------------  ---------------------------
Net loss, as reported               $(539,600)  $(768,500)     $(1,441,700)  $(1,218,300)
Add:  Stock based compensation
  expense included in net
  income, net of tax                      ---         ---              ---           ---
Deduct:  Total stock-based
  compensation expense
  determined under fair value,
  net of tax                             (800)     (1,400)         (2,400)       (4,500)
                                    ---------   ----------      ----------      --------
Pro forma net loss                  $(540,400)  $(769,900)     $(1,444,100) $(1,222,800)
Undeclared cumulative preferred
  stock dividend                       (6,300)        ---           (6,300)         ---
                                    ---------    ---------      ----------     ---------
                                    $(546,700)  $(769,900)     $(1,459,400) $(1,222,800)
Loss per share - basic
  and diluted as reported              $(0.14)      (0.21)         $(0.38)        $(0.33)
  Pro forma                            $(0.14)     $(0.21)         $(0.38)        $(0.33)

Note 6.  Shareholders' Equity

The following summarizes shareholders' equity transactions from January 1, 2003 through September 29, 2004.


                                                           Additional                Accumulated Other
                       Preferred Stock     Common Stock      Paid-in     Accumulated   Comprehensive
                      Shares     Amount  Shares     Amount   Capital      Deficit       Income (loss)     Total
Balance,
  January 1, 2003                       3,706,218    37,100  9,869,600   (3,758,100)     (4,100)     6,144,500
Comprehensive loss:
 Net loss                                                                (2,401,000)                (2,401,000)
 Other comprehensive
   income:
  Unrealized losses
   on securities:
   Net unrealized
     holding losses
    arising during
    the period                                                                           17,500        17,500
 Less: reclassification
   adjustment for
    net losses
   included in net loss                                                                                    --
                                                                                                   ----------
Total comprehensive
  loss                                                                                             (2,383,500)
                        -----------------------------------------------------------------------------------
Balance,
  December 31, 2003                     3,706,218   $37,100  $9,869,600 ($6,159,100)    $13,400    $3,761,000
Director fees in the
 form of stock options                                  300      19,700                                20,000
Proceeds from
  common stock                            175,682     1,400     173,600                               175,000
Proceeds from
 Preferred Stock      36,000     $400                           899,600                               900,000
Expense of Preferred
  Stock sale                                                    (33,700)                              (33,700)
Net unrealized gains                                                         (2,100)    (13,400)      (15,500)
Net loss                                                                 (1,441,700)               (1,441,700)
                     -------     ----  ----------   ------- ----------  ------------    --------   -----------
Balance,
 September 29, 2004   36,000     $400   3,881,900   $38,800 $10,928,800 ($7,602,900)         $0   ($3,365,100)
                     =======     ====   =========   ======= =========== ============    ========   ===========

Note 7.  Employee Benefit Plans

In conjunction with the Financial Accounting Standards Board "FASB" revision of SFAS No. 132, Employer's Disclosures about Pensions and Other Post-retirement Benefits, issued in December 2003, the following describes the Company's benefit plan.

Employees of the Company participate in a profit sharing and retirement plan covering substantially all full-time employees at least twenty-one years of age and with more than 1,000 hours of service within the year. The plan was established in August 1991. Contributions are made to the plan at the discretion of the Company's Board of Directors. No profit-sharing contributions have been made since the inception of the plan.

The profit sharing plan includes a 401(k) feature by which employees can contribute, by payroll deduction only, a portion of their annual compensation not to exceed $13,000 in 2004.

The plan provides for a Company matching contribution of $.25 per dollar of the first 6% of employee contributions. The Company's accrued matching contribution was $9,000 and $10,500 for the quarters ended June 30, 2004 and 2003 respectively and

$27,000 and $31,500 for the nine months ended September 29, 2004 and 2003 respectively.

Note 8.  Preferred Stock

The Company has sold and issued 36,000 shares of Series A
Cumulative Convertible Preferred Stock to the Company's
Chairman. The Preferred Stock bears a stated dividend of 8-1/2% of the liquidation preference payable quarterly in arrears in cash when and as declared by the Board of Directors.

The liquidation preference of the Preferred Stock is $25 per share and the Preferred Stock issued was sold at that price for a total purchase price of $900,000. The stock is convertible into Common Stock of the Company at the option of the holder initially at the rate of 27.778 shares of Common Stock for each share of Preferred Stock. The conversion ratio is subject to anti-dilution provisions.

Note 9.  Subsequent Event

On October 27, 2004, the Company sold its operating location in Tallahassee, Florida. The sale resulted in cash proceeds to the Company of approximately $310,000, after payment of debt of approximately $500,000 and closing costs associated with the sale.

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

Results of Operations

Quarter Ended September 29, 2004 versus October 1, 2003

     The Company experienced an increase in total sales during the third quarter of 2004 compared to the third quarter of 2003. Total sales increased 1.8%, due primarily to a new restaurant opened in 2004 and increases in same-store sales, offset by losses in sales from three hurricanes estimated at $660,000 and the closure of one restaurant. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the third quarter of 2004 increased 3.8% from the same period in 2003, compared to a decrease of 4.8% in the third quarter of 2003 as compared to 2002. The increase in same-store sales resulted primarily from increases at two stores remodeled to the Company's new Whistle Junction concept.

     The operating expenses of the Company's restaurants include food and beverage, payroll and benefits, depreciation and amortization, and other operating expenses, which include repairs, maintenance, utilities, supplies, advertising, insurance, property taxes and rents. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales decreased to 93.4% in the third quarter of 2004 from 93.8% in the same quarter of 2003, primarily as a result of lower food costs and other operating expenses, offset by higher payroll and benefits costs.

     Food and beverage costs as a percentage of sales decreased to 37.8% in the third quarter of 2004 from 38.2% in the same period of 2003 primarily as a result of price increases implemented by the Company since the same period in 2003.

Payroll and benefits as a percentage of sales increased to 32.3% in the third quarter of 2004 from 31.6% in the same quarter of 2003 due to an increase in initial payroll costs at converted and newly opened Whistle Junction restaurants.

     Other operating expenses as a percentage of sales decreased to 17.6% in the third quarter of 2004 from 18.3% in 2003 primarily due to reduced materials and supplies costs and efficiencies from the increased same-store sales. Depreciation and amortization were 5.7% in 2004 and 2003.

     General and administrative expenses as a percentage of sales decreased to 6.0% in the third quarter of 2004, as compared to 6.4% in the third quarter of 2003, primarily due to lower legal fee expenses.

     The effective income tax rate for the quarters ended
September 29, 2004 and October 1, 2003 was 0.0%.

     Net loss for the third quarter of 2004 was $539,600, compared to net loss of $768,500 in the third quarter of 2003.
Net loss per share was $.14 for 2004, compared to net loss per share of $.21 in 2003.

Nine Months Ended September 29, 2004 versus October 1, 2003

     For the nine months ended September 29, 2004, total sales increased 0.3% compared to the same period of 2003. Increases in same-store sales and sales from a new Whistle Junction restaurant opened in May 2004 were offset by the closure of two restaurants. Same-store sales increased 7.1% for the nine months ended September 29, 2004 from the same period in 2003, primarily due to sales increases from the converted Whistle Junction restaurants.

     Food and beverage costs as a percentage of sales for the nine month period ended September 29, 2004 decreased to 38.0% from 38.1% for the same period in 2003. Payroll and benefits as a percentage of sales increased to 30.8% in 2004 from 30.1% in 2003, due primarily to higher initial payroll costs at converted and newly opened Whistle Junction restaurants.

     For the nine months ended September 29, 2004, other operating expenses as a percentage of sales increased to 16.8% from 16.6% in 2003, primarily due to store opening expenses of approximately $262,000 from the Whistle Junction restaurants, offset by efficiencies gained from the increased same-store sales. Depreciation and amortization decreased to 5.1% for the nine-month period ended September 29, 2004, compared to 5.2% in 2003.

     General and administrative expenses were 5.4% for the nine-month periods ended September 29, 2004 and October 1, 2003.
Interest expense decreased for the first nine months to $1,262,400 from $1,309,900 for the same period in 2003 due to reductions in total debt.

     The effective income tax rate for the nine-month periods ended September 29, 2004 and October 1, 2003 was 0.0%.

     The Company sometimes invests a portion of its available cash in marketable securities. The Company maintains an investment account to effect these transactions. Investments are made based on a combination of fundamental and technical analysis primarily using a value-based investment approach. The holding period for investments usually ranges from 60 days to 24 months. Management occasionally purchases marketable securities using margin debt. In determining whether to engage in transactions on margin, management evaluates the risk of the proposed transaction and the relative returns offered thereby.
If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. Management reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the nine months of 2004 include realized gains from the sale of marketable securities of $12,400, compared to realized losses of $105,800 in 2003. The Company has no marketable securities or margin debt as of September 29, 2004.

The Company recognized a non-cash asset valuation charge of $594,200 in 2004 in accordance with SFAS No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." The charge was based on the assessment of one under-performing restaurant as of March 31, 2004. The same impairment assessment performed in 2003 indicated no impairment charge was required in 2003.

     Net loss for the nine months ended September 29, 2004 was $1,441,700 or $.38 per share, compared to net loss of $1,218,300, or $.33 per share for the same period in 2003.

     The Company's operations are subject to some seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline from September through December. Operating results for the quarter or nine months ended September 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2004.

Liquidity and Capital Resources

     The Company recently completed a preferred stock private Placement with Glen Ceiley, its Chairman and CEO, which provided $900,000 cash to the Company. Based on this, and the Company's continued positive same-store sales trends, the Company projects it does have sufficient cash flow to meet its obligations.

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are converted rapidly to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At September 29, 2004, the Company had a working capital deficit of $3,106,100 compared to $2,274,400 at December 31, 2003. The increase was primarily due to lower cash balances resulting from capital expenditures for restaurant conversions. Cash provided by operating activities was $414,000 in the first nine months of 2004, compared to cash provided by operations of $369,200 in the first nine months of 2003.

     In June 2004, the Company sold 145,833 shares of its Common Stock directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total purchase price of $175,000 cash. In September 2004, the Company sold 36,000 shares of the Company's newly authorized Series A Cumulative Convertible Preferred Stock at a price of $25 per share for a total purchase price of $900,000 cash. The Preferred Stock was sold to the Company's Chairman.

     During the nine month period ended September 29, 2004, the Company sold three of its previously closed locations for gross sale prices totaling $2,427,500. The three stores had an aggregate net book value of $2,288,800. Related debt of $1,327,400 was paid off. Net of expenses of the sales of $167,400, the Company recognized a loss of $28,700 on the sales.

     Total capital expenditures for 2004, based on present costs and plans for capital improvements, are estimated to be approximately $2.8 million. This amount is based on expenditures for building, leasehold improvements and equipment for one new restaurant opened in May 2004, the remodeling of three stores to the Whistle Junction concept, several remodels to the Company's

Florida Buffet concept and normal recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). The Company spent approximately $2,406,000 in the first nine months of 2004 for property and equipment. The Company anticipates funding remaining 2004 capital expenditures from cash on hand and from operations.

     Current plans call for the Company to convert all of its remaining stores to either the Whistle Junction concept or the Florida Buffet concept by June 30, 2005. As of September 29, 2004, ten stores remain to be converted. Company management estimates that total funds required to accomplish the conversion of all ten restaurants to be approximately $2,050,000. As of September 29, 2004, management is pursuing various sources of capital to accomplish the conversions including traditional financing, sales leaseback transactions and refinancing existing restaurants. The Company currently has a contract for a sale leaseback financing for $3 million, which would net the Company approximately $1.7 million in cash after payment of debt and closing expenses. The transaction is subject to the buyer's due diligence review, which must be completed by November 30, 2004. In the event that the necessary conversion capital is not obtained, eight of the unconverted restaurants would likely be converted to the Florida Buffet concept for approximately $25,000 per store.

     Management estimates the cost of opening one new restaurant based on current average costs to be approximately $2,900,000. To the extent the Company decides to open new restaurants in 2005 and beyond, management plans to fund any new restaurant construction either by GE Capital funding, sales leaseback financing, developer-funded leases, refinancing existing restaurants, or attempting to get additional financing from other lenders. The Company's ability to open new restaurants is also dependent upon its ability to locate suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies. The sufficiency of the Company's cash to fund operations and necessary Capital Maintenance Items will depend primarily on cash provided by operating activities.

     The Company has entered into a series of loan agreements with GE Capital Franchise Finance Corporation ("GE Capital").
As of September 29, 2004, the outstanding balance due under the Company's various loans with GE Capital was $16,357,300. The weighted average interest rate for the GE Capital loans is 7.4%. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of new restaurants.

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

Recent Developments

On June 17, 2004, the shareholders of the Company voted to amend the Articles of Incorporation of the Company in order to change the name of the Company from Family Steak Houses of Florida, Inc. to EACO Corporation. Effective June 21, 2004, the Company was conducting business under the name "Eatery Concepts".

In December 2003, the Company entered into an amendment to its franchise agreement with Ryan's Family Steak Houses, Inc. (the "Franchisor") to terminate the franchise agreement between the two companies by June 2005. This amendment requires the Company to convert a specific number of its Ryan's restaurants each quarter to a new name beginning the first quarter of 2004, and requires all of the Company's restaurants to be renamed by June 2005. As soon as each restaurant is converted, franchise fees are no longer payable to the Franchisor. The Company was in compliance with the requirement as of the quarter ended September 29, 2004.

The Company plans to convert a majority of its restaurants to a new concept called "Whistle Junction". These conversions entail a substantial remodel of the restaurant buildings designed to look like an old train station on the exterior. The interior of the restaurant will also feature the train theme, including an operating model railroad running through the dining room. The operation of the converted restaurants will continue to be a buffet format with an upgraded menu and improved service levels. A newly built Whistle Junction opened in May 2004 and two Whistle Junction remodels have opened as of September 2004, with a third scheduled to open in November 2004.

The remainder of the Company's restaurants will be converted to an alternate concept called the "Florida Buffet", based on various factors including their location. As of September 2004, six restaurants have been converted to the Florida Buffet. Two additional restaurants will be converted to the Florida Buffet in the fourth quarter of 2004. The Florida Buffet conversions include interior and exterior changes to the building designed to incorporate a "Florida look" theme, although the changes are not as extensive as those for the Whistle Junction. Menu and service enhancements are also included in the Florida Buffet locations, designed to attract and maintain increased customer volumes.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
MARKET RISK

     There have been no significant changes in the Company's exposure to market risk during the first nine months of 2004. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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


Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND
          USE OF PROCEEDS.

          On September 1, 2004, the Company sold 36,000 shares of newly issued Series A Cumulative Convertible Preferred Stock to Glen F. Ceiley, the Company's Chairman. The Preferred Stock bears a stated dividend of 8-1/2% of the liquidation preference payable quarterly in arrears in cash when and as declared by the Board of Directors.

          The liquidation preference of the Preferred Stock is $25 per share and the Preferred Stock was sold at that price for a total purchase price of $900,000. The stock is convertible into Common Stock of the Company at the option of the holder initially at the rate of
          27.778 shares of Common Stock for each share of Preferred Stock. The conversion ratio is subject to anti-dilution provisions.

          The Preferred Stock was issued under the exemption from registration requirements provided by
          Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. The Preferred Stock was offered solely to Mr. Ceiley.

          The Company used the proceeds from the sale of the Preferred Stock to improve its cash position and for working capital.

          The Company received an opinion from an investment banking firm that the price received by the Company for the Preferred Stock was fair to the Company and its stockholders from a financial standpoint.

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

3.10. Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit
        3.10 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 3, 2004, is incorporated herein by reference.)

31.1     Chief Executive Officer certification pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Chief Financial Officer certification pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Chief Executive Officer certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.


32.2     Chief Financial Officer certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On July 22, 2004, the Company filed a report on Form
         8-K regarding the press release on the Company's name change to EACO Corporation.

         On August 9, 2004, the Company filed a report on Form
         8-K regarding the press release on the Company's financial results as of and for the quarter ended
         June 30, 2004.

         On September 1, 2004, the Company filed a report on Form 8-K announcing an amendment to its Articles of Incorporation, for the purpose of an issuance of preferred stock by the Company to Glen Ceiley, its Chairman and CEO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EACO CORPORATION
                           (Registrant)

                          /s/ Edward B.Alexander
Date:  November 12, 2004  Edward B.Alexander
                          President / COO


                          /s/ Stephen C. Travis
Date:  November 12, 2004  Stephen C. Travis
                          Director of Finance

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


Date:  November 12, 2004
                             /s/ Edward B. Alexander
                             Edward B. Alexander
                             President / COO

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



Date:  November 12, 2004
                              /s/ Stephen C. Travis
                              Stephen C. Travis
                              Director of Finance

Exhibit 32.1:  Certification of Periodic Reports

             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the EACO Corporation's (the "Company") Quarterly Report on Form 10-Q for the period ending September 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward B. Alexander, Chief Operating Officer/President of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:

     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     November 12, 2004        By:/s/ Edward B. Alexander
                                   Edward B. Alexander
                                   Chief Operating Officer/
                                   President

Exhibit 32.2:  Certification of Periodic Reports


             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the EACO Corporation's (the "Company") Quarterly Report on Form 10-Q for the period ending September 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen C. Travis, Director of Finance for the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:


     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     November 12, 2004        By:/s/ Stephen C. Travis
                                   Stephen C. Travis
                                   Director of Finance


                                27