Form 10-K
period 2004-12-29
EACO CORP
filed 2005-04-01
CIK 784539

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                          _____________

                            FORM 10-K
(Mark One)
   (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 29, 2004
                              OR
   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File No. 0-14311

                       EACO CORPORATION
     (exact name of Registrant as specified in its charter)

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

Indicate by check mark whether Registrant is an accelerated filer
(as defined by Rule 12b-2 of the Act.
                        YES [   ]  NO [ X  ]

As of March 3, 2005, 3,881,901 shares of Common Stock of the Registrant were outstanding. The aggregate market value of such voting Common Stock (based upon the closing sale price of the registrant's Common Stock on the Over the Counter Bulletin Board on March 3, 2005, as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $1,561,500.

                Documents Incorporated by Reference
Portions of the Registrant's 2004 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the Registrant's 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1:  Business

Overview

EACO Corporation (the "Company") was incorporated under the laws of the State of Florida in September of 1985. In 1986, the Company completed its initial public offering of 900,000 shares of its common stock, par value $.01 per share ("Common Stock") resulting in net proceeds to the Company of approximately $4,145,000.

In April 1986, the Company issued 853,200 shares of Common Stock in exchange for the assets and liabilities of six limited partnerships each of which owned and operated a restaurant pursuant to a franchise agreement with Ryan's and 1,134,000 shares of Common Stock to Eddie L. Ervin, Jr., in consideration for Mr.
Ervin assigning to the Company all of his rights under such franchise agreement.

Currently, the Company operates seventeen restaurants in the state of Florida. The restaurants are family-oriented buffet restaurants serving high-quality, reasonably priced food in a casual atmosphere with server-assisted service. The restaurants feature self-service scatter bars with a variety of over 100 fruit, vegetable and meat entree items, bakery and dessert bar, drink refills and table service. Several restaurants feature a display cooking area, where guests can have grilled-to-order steaks, chicken, pork chops and other items, all of which is included in the price of the all-you-can-eat buffet.

Since the beginning of its operations, the Company has been the sole franchisee for Ryan's Family Steak House restaurants in the state of Florida. In December 2003, the Company entered into an agreement with Ryan's Family Steakhouses, Inc. ("Ryan's" or "Franchisor") to convert all of the restaurants operated by the Company into a different name and concept by June 2005. Prior to June 2005 the Company plans to convert all of its restaurants into one of two new names and concepts, either "Whistle Junction" or "Florida Buffet," based on a variety of relevant factors. The operations of all converted restaurants will maintain the current buffet format, but after the conversion will include enhancements to each restaurant's building, service and menu. Whistle Junction restaurants will also feature several high-quality "signature dish" items, and offer beer and wine.

Franchise Agreement

Since beginning operations, the Company has operated its restaurants under a franchise agreement with Ryan's dated September 16, 1987, which amended and consolidated all previous franchise agreements (as amended, the "Franchise Agreement"). In December 2003, the Company entered into an amendment (the "Amendment") to the Franchise Agreement providing for the termination of the Franchise Agreement by June 2005 and requiring the Company to convert a specific number of its restaurants to a new name and concept each quarter beginning in the first quarter of 2004 and ending in June 2005. The Company's obligation to pay franchise fees to Ryan's pursuant to the Franchise Agreement ends on completion of the conversion of a restaurant to the new name and concept. (See Note 4 to the Financial Statements in the Company's 2004 Annual Report to Shareholders.)

The Amendment requires the Company to pay a monthly franchise fee of 4.0% of the gross receipts of each restaurant operating under the name of Ryan's. Total franchise fee expenses were $1,112,000, $1,494,400 and $1,681,600 for fiscal years 2004, 2003 and 2002, respectively.

Pursuant to the Amendment, the Company plans to convert the Ryan's restaurants to one of two new names and concepts, "Florida Buffet" or "Whistle Junction." The Whistle Junction concept entails a substantial redesigning of each restaurant's exterior to resemble an old-time train station. The interior of such restaurants will continue the old-time train station theme, including operating model trains running throughout the dining room and other train memorabilia. The operation of restaurants converted to the Whistle Junction concept will continue to be a buffet format, but with an upgraded menu and improved service levels. As of December 29, 2004, the Company had converted three Ryan's to Whistle Junction and opened one new Whistle Junction.

Based on various factors including restaurant location, certain of the restaurants operating under the Ryan's name will be converted to an alternate concept and name which will be known as the "Florida Buffet." Although the changes are not as significant as those for the Whistle Junction concept, the Florida Buffet conversions include interior and exterior changes to the building design to incorporate a "Florida look" theme and menu and service enhancements designed to attract and maintain increased customer volumes. Through December 2004, eight restaurants operated under the Ryan's name have been converted to the Florida Buffet concept, two of which were subsequently closed.

The following schedule provides the number of restaurants operated under the Ryan's name required to be converted at each quarter-end pursuant to the Amendment. Failure to convert the cumulative number of restaurants at any quarter-end date as required under the Amendment results in a higher franchise fee being assessed on the restaurants still using the Ryan's name. Failure to convert all of the restaurants by June 30, 2005 is a default under the Franchise Agreement which default will provide the Franchisor the right to require the Company to immediately cease using the Ryan's name.


                                  No. of Restaurants
End of Fiscal Quarter               to be Converted
---------------------             -------------------
December 31, 2004                         11
March 31, 2005                            14
June 30, 2005                             18

As of December 31, 2004, the Company has converted 11 restaurants in compliance with the Amendment. However, the Company's ability to convert the remaining restaurants in compliance with the above schedule depends on factors that may be beyond management's control, such as obtaining building permits, the operating results of previously converted restaurants, and the resulting impact on the Company's cash flow and other variable factors.

Operations of Restaurants

Format. As of March 3, 2005, all of the Company's restaurants are located in free-standing buildings which vary in size from 7,500 to 12,000 square feet. Each restaurant is constructed of brick or stucco walls, interior and exterior, with exposed woodwork. The interior of each restaurant contains a dining room, a customer ordering area, and a kitchen. The dining rooms seat between 270 and 500 persons and highlight centrally located, illuminated scatter bars and a fresh bakery and dessert bar. Seven restaurants include a display cooking area with a charcoal grill and a flat grill for grilled-to-order steaks, pork chops and chicken items, a rotisserie chicken broiler, a pizza oven and a wok for preparation of Chinese food items. Each restaurant has parking for approximately 100 to 175 cars on lots of overall size of approximately 50,000 to 70,000 square feet.

The restaurants operate seven days a week. Typical hours of operation are from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m., Friday and Saturday. Restaurants serving breakfast open at 8:00 a.m. on Saturday and Sunday. In each restaurant, the customer enters the restaurant, orders from the menu, and then enters the dining room. Beverages are brought to the customer at their table by our servers. Entrees are cooked to order at most of our locations. Customers ordering our buffet are given unlimited access to the restaurant's scatter bars and the bakery and dessert bar. Customers receive table service on their entrees and beverage refills except at stores with display cooking, which offer buffet dining only. For the fiscal year ended December 29, 2004, the average weekly customer count per restaurant was approximately 5,300 and the average meal price (including beverage) was approximately $7.75.

Restaurant Management and Supervision. The Company manages its restaurants under a standardized operating and control system in coordination with comprehensive recruiting and training of our personnel to maintain food and service quality. The management group at each restaurant consists of a general manager, a manager and one to three assistant managers, depending on sales volume.

The Company requires that at least two members of the management group be on duty during all peak serving periods. Management-level personnel usually begin employment with the Company at the manager trainee or assistant manager level, depending on the employee's prior restaurant management experience. All new management-level personnel must complete the Company's five-week training program prior to being placed in a management position.

Each restaurant management group reports to a supervisor. Presently, the supervisors each oversee the operations of three to seven restaurants. The supervisors report directly to the Director of Operations. Communication and support from all departments in the Company are designed to assist the supervisors in responding promptly to local problems and opportunities.

All restaurant managers and supervisors participate in Company incentive programs based upon the profitability of their restaurants and upon the achievement of certain pre-set goals. The Company believes these incentive programs enable us to operate more efficiently and to attract qualified managers. The Company has an operating partner program for certain managers to provide them with an additional career path and give them increased incentive to maximize the profitability of their restaurants. The Company currently has two operating partners participating in this program.

Purchasing, Quality and Cost Control. The Company has a centralized purchase control program which is designed to ensure uniform product quality in all restaurants. The program also helps to maintain reduced food, beverage, and supply costs. The Company currently purchases approximately 80% of the products used by the Company's restaurants from one food supplier. Pricing and quality of USDA choice or select grain-fed beef, the Company's primary commodity, are closely monitored by the Company for advantageous purchasing and quality control. The Company purchases beef through various producers and brokers both on a contract basis and on a spot basis. Beef and other products are generally delivered directly to the restaurants three times weekly. Produce is purchased locally by store management, based on bids obtained from local suppliers, and delivered to our restaurants four to five times per week. In the past, the Company has been able to obtain satisfactory sources of supply for all the items regularly used at our restaurants and believes it will be able to continue to do so in the future.

Pursuant to the Franchise Agreement, all suppliers of restaurants operated under the Ryan's name must be approved by the Franchisor. Through its relationship with the Franchisor, the Company has obtained favorable pricing on the purchase of food products from several suppliers. After the termination of the Franchise Agreement, there can be no assurance that these favorable pricing terms will be maintained on all products. In 2004, the Company entered into an agreement with Performance Food Group ("PFG") changing the primary supplier to our restaurants. The agreement with PFG is cancelable at any time by either party with 90 days notice.

The Company maintains centralized financial and accounting controls for its restaurants. On a daily basis, restaurant managers forward customer counts, sales information and supplier invoices to Company headquarters. On a weekly basis, restaurant managers forward summarized sales reports and payroll data. Physical inventories of all food and supply items, other than meat, are taken weekly, and meat is inventoried daily.

Development

General. As of March 10, 2005, the Company operated five restaurants under the Ryan's name, five restaurants under the Whistle Junction name and seven restaurants under the Florida Buffet name. Pursuant to the Amendment, the Company plans to convert their remaining restaurants operating under the Ryan's name to either Whistle Junction or Florida Buffet locations by June 30, 2005.

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

The Company used a general contractor selected from several solicited bids, for most of the Company's restaurants built in recent years. In the past, the Company has sometimes used its construction subsidiary as the general contractor to expedite the process of obtaining building permits and reduce construction cost. New restaurants are usually completed within five months of the date on which construction is commenced.

Management of New Restaurants. When a new restaurant is opened, the principal restaurant management positions are staffed primarily with management personnel who have prior experience in a management position at another of the Company's restaurants and who have undergone specialized training. Prior to opening, all staff personnel at the new location complete one week of intensive training conducted by a training team. Such training includes pre-opening drills in which test meals are served to the invited public. Both the staff at the new location and personnel experienced in store openings at other locations participate in the training and drills.

Proprietary Trade Marks

The name "Ryan's Family Steak House" along with all ancillary signs, building design and other symbols used in conjunction with the name, are the primary trademarks and service marks of the Franchisor. Such marks are registered in the United States. The Company has applied for a trademark for its new Whistle Junction concept.

Competition

The food service business in Florida is highly competitive and is often affected by changes in the taste and eating habits of the public, economic conditions affecting spending habits, local demographics, traffic patterns and local and national economic conditions. The principal bases of competition in the industry are the quality and price of the food products offered. Location, speed of service and attractiveness of the facilities are also important factors. The Company's restaurants are in competition with restaurants operated or franchised by national, regional and local restaurant companies offering a similar menu, many of which have greater resources than the Company. The Company is also in competition with specialty food outlets and other vendors of food. With the termination of the Franchise Agreement, the Company could experience competition from its former Franchisor.

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

Employees

As of December 29, 2004, the Company employed approximately 960 persons, of whom approximately 40% are considered by management as part-time employees. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

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

In November 2004, Florida voters approved an increase in the State's minimum wage from $5.15 to $6.15 per hour effective April 2005. This will significantly impact the Company's payroll and benefits costs. The Company is typically able to increase its menu prices to cover most of the payroll rate increases; however, there can be no assurance that menu price increases will be able to offset labor cost increases resulting from this minimum wage increase. Annual sales price increases have consistently ranged from 1.0% to 3.0%.

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

Long-Term Debt

Beginning in December 1996, the Company entered into a series of loan agreements with FFCA Mortgage Corporation, (now know as GE Capital Franchise Finance Corporation) ("GE Capital"). As of December 29, 2004, the outstanding balance due under the Company's various loans with GE Capital was $15,691,200. The weighted average interest rate for the GE Capital loans is 7.47% at December 29, 2004. The Company used the proceeds of the GE Capital loans primarily to refinance its debt and to fund construction of new restaurants.

Seasonality

The Company's operations are subject to seasonal fluctuations.
Revenues per restaurant generally increase from January through April and decline from September through December.

Research

The Company has relied primarily on the Franchisor to maintain ongoing research programs relating to the development of new products. As a result of the upcoming termination of the Franchise Agreement, after June 2005, the Company will have to conduct its own research and development efforts. Management believes such efforts can be accomplished by working with various product manufacturers, who actively research and test products and make regular presentations to the Company. In 2003, the Company entered into an agreement with the Brown Group, an organization experienced with design and development of restaurant concepts, for a total fee of $100,000 for the purpose of developing its new Whistle Junction concept.

Availability of Reports and Other Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document the Company files at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The Company's SEC filings are also available to the public at the SEC's website at http://www.sec.gov.

Item 2.  Properties

Restaurant                               Restaurant Concept
Locations            Date Opened        as of March 10, 2005

(2)Ocala            September 1986           Florida Buffet
(2)Lakeland         February 1987            Ryan's
(2)Lakeland         March 1987               Florida Buffet
(2)Winter Haven     August 1987              Ryan's
(2)Gainesville      December 1987            Florida Buffet
(2)Tampa            June 1988                Florida Buffet
(2)Daytona Beach    September 1988           Florida Buffet
(1)Tampa            November 1988            Whistle Junction
(2)Orlando          February 1989            Ryan's
(2)Melbourne        October 1989             Florida Buffet
(2)Lake City        March 1991               Florida Buffet
(1)Brooksville      January 1997             Whistle Junction
(3)Deland           April 1999               Whistle Junction
(2)St. Cloud        December 2000            Ryan's
(2)Titusville       May 2001                 Ryan's
(2)Jacksonville     December 2001            Whistle Junction
(1)Orlando          May 2004                 Whistle Junction
_________________________
(1) Leased property
(2) Property subject to mortgage securing GE Capital Notes
(3) Refinanced GE Capital Mortgage by new sale leaseback financing on December 30, 2004.

The Company also leases two buildings in Jacksonville, Florida for its executive offices.

Item 3:  Legal Proceedings

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

Item 4:  Submission of Matters To A Vote Of Security Holders

None.

PART II

Item 5:  Market For The Registrant's Common Equity And Related
Stockholder Matters

The information contained under the caption "Common Stock Data" in the Company's 2004 Annual Report to Shareholders is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is contained under the caption "Equity Compensation Plans" in the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 6:  Selected Financial Data

The information contained under the caption "Five Year Financial
Summary" in the Company's 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7:  Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

The information contained under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7A:  Quantitative And Qualitative Disclosures About Market
Risk

The information contained under the caption "Quantitative and Qualitative Disclosure About Market Risk" in the Company's 2004
Annual Report to Shareholders is incorporated herein by reference.

Item 8:  Financial Statements And Supplementary Data

Financial Statements

The Consolidated Financial Statements of the Company and
Independent Auditors' Report as contained in the Company's 2004
Annual Report to Shareholders are incorporated herein by reference.

Supplementary Data

The information contained under the caption "Quarterly
Consolidated Financial Data" in the Company's 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 9:  Changes In And Disagreements With Accountants On
Accounting And Financial Disclosure

None.

Item 9A:  Controls and Procedures

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

PART III

Item 10:  Directors And Executive Officers

The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Company's
Proxy Statement.

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference to the section entitled "Executive Pay" in the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 12:  Security Ownership of Certain Beneficial Owners And
Management

The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 13: Certain Relationships And Related Transactions

The information required by this Item is incorporated by reference to the section entitled "Election of Directors - Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 14:  Principal Accounting Fees And Services

The information required by this Item is incorporated by reference to the section entitled "Principal Accounting Fees and Services" in the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15:  Exhibits and Financial Statements

(a) The financial statements listed below are incorporated by reference from the Company's 2004 Annual Report to Shareholders.

Consolidated Statements of Operations for the years ended December
29, 2004 and December 31, 2003.
Consolidated Balance Sheets as of December 29, 2004 and December 31, 2003. Consolidated Statements of Shareholders' Equity for the years ended December 29, 2004 and December 31, 2003.
Consolidated Statements of Cash Flows for the years ended December
29, 2004 and December 31, 2003.
Notes to the Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Consent of Independent Registered Public Accounting Firm.

(b) The following exhibits are filed as part of this report on Form 10-K as required by Item 601 Regulation S-K.

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

3.10 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 3, 2004, is incorporated herein by reference.)

3.11 Amendment of Articles of Incorporation of EACO Corporation for the purpose of issuance of Preferred Stock to Glen Ceiley, its Chairman and CEO. (Form 8-K filed with the Commission September 8, 2004 is incorporated herein by reference.)

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

10.04 Lease Agreement between the Company and CNL American
      Properties Fund, Inc., dated as of September 18, 1996.
      (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

10.05 Rent Addendum to Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

10.06 Amendment of Franchise Agreement between the Company and
      Ryan's Family Steak Houses, Inc. dated October 3, 1996.
      (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.07 $15.36m Loan Agreement, between the Company and FFCA
      Mortgage Corporation, dated December 18, 1996.  (Exhibit
      10.18 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.08 $4.64m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed with the
      Commission on April 1, 1997 is hereby incorporated by reference.)

10.09 Form of Promissory Note between the Company and FFCA
      Mortgage Corporation, dated December 18, 1996.  (Exhibit
      10.20 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.10 Form of Mortgage between the Company and FFCA Mortgage
      Corporation, dated December 18, 1996  (Exhibit 5 to the
      Company's Schedule 14D-9, filed with the Commission on March 19, 1997 is hereby incorporated by reference.)

10.11 Form of Mortgage between the Company and FFCA Mortgage Corporation, dated March 18, 1996. (Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.12 Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. (Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference.)

10.13 Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated August 31, 1999. (Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

10.14 Stock option agreement between the Company and director Jay
      Conzen, dated November 3, 1999. (Exhibit 10.20 to the
      Company's Annual Report on Form 10-K filed with the
      Commission on March 15, 2000 is incorporated herein by reference.)

10.15 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated January 30, 2002. (Exhibit
      10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2002 is incorporated herein by reference.)

10.16 Contract for sale and leaseback of restaurant property between the Company and After Ours, LLC, dated June 10, 2002. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002 is incorporated herein by reference.)

10.17 Lease agreement for restaurant property between the Company and After Ours, LLC, dated July 12, 2002. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002 is incorporated herein by reference.)

10.18 Lease Agreement between the Company and E.D.I. Investments,
      Inc. for a restaurant property, dated August 5, 2002.
      (Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002 is incorporated herein by reference.)

10.19 Form of Amended and Restated Mortgage Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.20 Form of Promissory Note between the Company and GE Capital
      Franchise Finance Corporation dated October 21, 2002.
      (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.21 Form of Loan Agreement between the Company and GE Capital
      Franchise Finance Corporation dated October 21, 2002.
      (Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.22 Lease Agreement between the Company and Barnhill's Buffet,
      Inc. for a restaurant property in Orange Park, Florida.
      (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.23 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated December 17, 2003. (Exhibit
      10.25 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2004 is incorporated herein by reference.)

10.24 Distribution agreement between the Company and Performance
      Food Group, Inc. dated July 30, 2003. (Exhibit 10.26 to the
      Company's Annual Report on Form 10-K filed with the
      Commission on March 29, 2004 is incorporated herein by reference.)

10.25 Lease Agreement for a restaurant property between the Company and Gottula Properties, LLC dated December 30, 2004.

10.26 Asset Purchase Agreement between the Company and Banner
      Buffets, LLC ("Buyer") for the sale of 16 of the Company's restaurants, subject to Buyer's due diligence and shareholder approval, dated February 22, 2005. (Form 8-K filed with the Commission on February 22, 2005 is incorporated herein by reference.)

13.01 2004 Annual Report to Shareholders.

14    Code of Ethics.

21    Subsidiaries of the Company.

23    Consent of Deloitte & Touche LLP.

31.01 Certification of Chief Executive Officer pursuant to
      Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of Chief Financial Officer pursuant to
      Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32    Certification pursuant to section 18 U.S.C. ss ss 1350.

(b)   Reports on Form 8-K

      On November 5, 2004, the Company filed a report on Form 8-K regarding the press release on the Company's financial results as of and for the quarter ended September 29, 2004.


                                13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EACO Corporation

Date:   March 31, 2005                  /s/ Edward B. Alexander
                                        By: Edward B. Alexander
                                        Its:  President/
                                        Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                          Title                     Date

/s/ Edward B. Alexander            President               3/31/05
Edward B. Alexander                Chief Operating Officer


/s/ Stephen C. Travis              Director of Finance     3/31/05
Stephen C. Travis                  (Principal Financial and
                                   Accounting Officer)


/s/ Glen F. Ceiley                 Chairman of the Board   3/31/05
Glen F. Ceiley


/s/ Steve Catanzaro                Director                3/31/05
Steve Catanzaro


/s/ Jay Conzen                     Director                3/31/05
Jay Conzen


/s/ William Means                  Director                3/31/05
William Means

Exhibit 14

EACO CORPORATION


FINANCIAL CODE OF ETHICAL CONDUCT


     EACO Corporation (the "Company") is committed to adhering to the highest ethical standards with respect to its financial management and the disclosure of financial information in connection with the business and operations of the Company. The Company's Chief Executive Officer (the "Chief Executive Officer") and the Chief Financial Officer and other financial managers of the Company (the "Financial Managers") play a critical role in assuring that the Company adheres to these high ethical standards. This Financial Code of Ethical Conduct sets forth principles to which the Chief Executive Officer and the Financial Managers are expected to adhere and advocate. The Company intends to enforce vigorously the provisions of this Code. Violations may lead to disciplinary action, including dismissal, and may have other legal consequences.

     Accordingly, the Chief Executive Officer and all Financial
Managers, to the best of their knowledge and ability, are required to:


1. Act with honesty and integrity and at all times avoid all actual or apparent conflicts of interests between his or her personal and business relationships.

2. Comply with the conflict of interest and other policies and guidelines set forth in any other code of business conduct or ethics code adopted by the Company.

3. Report all potential or apparent conflicts of interest to the Corporate Secretary.

4. Provide full, fair, accurate, timely and understandable disclosure to the President and Chief Financial Officer and the Audit Committee of the Company's Board of Directors of all material information known to them regarding the current or future financial condition or financial performance or the business of the Company.

5. Promote and help to assure full, fair, accurate, timely and understandable disclosure in all reports and documents that the Company files with the Securities and Exchange Commission and in other public communications by the Company.

6. Comply with all laws, statutes, rules, regulations and stock exchange listing standards, to the extent applicable to the conduct of their duties and responsibilities.

7. In performing their duties and responsibilities, act in good faith, with due care, competence and diligence, responsibly, without misrepresenting any material fact, and without allowing his or her independent judgment to be compromised or subordinated.

8. Respect the confidentiality of information acquired in the course of their work except when authorized or otherwise legally obligated to make disclosure and not use such confidential information for personal advantage.

9. Promptly report all violations of this Code to the Corporate
Secretary.

All persons subject to this Financial Code of Ethical Conduct may be required to execute a certification affirming that they have read and agree to comply with the provisions of this Code.

EXHIBIT 23

     CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in this Annual Report of EACO Corporation on Form 10-K and in Registration Statement Nos. 33-11684, 33-12556, 33-12556 and 333-98327 of EACO
Corporation on Forms S-8 of our report dated March 31, 2005 (which report expresses an unqualified opinion), appearing in the 2004 Annual Report to Shareholders of EACO Corporation for the year ended December 29, 2004.


Deloitte & Touche LLP
Jacksonville, Florida

March 31, 2005

EXHIBIT 31.01

I, Edward B. Alexander, certify that:

1.     I have reviewed this annual report on Form 10-K of EACO
Corporation.

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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



Date:  March 31, 2005          /s/ Edward B. Alexander
                               By: Edward B. Alexander
                               Its:  President and Chief Operating Officer

EXHIBIT 31.02

I, Stephen C. Travis, certify that:


1.     I have reviewed this annual report on Form 10-K of EACO
Corporation.


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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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



Date:  March 31, 2005          /s/ Stephen C. Travis
                               By: Stephen C. Travis
                               Its:  Director of Finance

EXHIBIT 32
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
   AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                         ACT OF 2002

In connection with the EACO Corporation's (the "Company") Annual Report on Form 10-K for the period ending December 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Edward B. Alexander, Chief Operating Officer/President of the Company, and Stephen C. Travis, Director of Finance of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934, as amended;
and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 31, 2005         /s/ Edward B. Alexander
                              By: Edward B. Alexander
                              Its:  President and
                              Chief Operating Officer


Date:  March 31, 2005         /s/ Stephen C. Travis
                              By: Stephen C. Travis
                              Its:  Director of Finance


                                22