Form 10-Q
period 2005-03-30
EACO CORP
filed 2005-05-27
CIK 784539

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

       For the quarterly period ended March 30, 2005 or

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

                         Yes___X___  No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes_______  No__X__

   Title of each class              Number of shares outstanding

      Common Stock                         3,881,901
     $.01 par value                    As of May 7, 2005

EACO Corporation
Condensed Consolidated Statements of Operations

(Unaudited)                            For The Quarters Ended

                                       -----------------------

                                        March 30,   March 31,
                                          2005        2004
                                       -----------------------
Revenues:
  Sales                               $10,026,600  $10,259,300
  Vending revenue                          48,800       49,000
                                       ----------- -----------
Total revenues                         10,075,400   10,308,300
                                       ----------- -----------

Cost and expenses:
  Food and beverage                     3,747,400    3,851,300
  Payroll and benefits                  2,810,100    2,893,500
  Depreciation and amortization           500,400      490,600
  Other operating expenses              1,560,100    1,470,700
  General and administrative expenses     610,800      621,600
  Franchise fees                          174,200      371,200
  Asset valuation charge                        0      594,200
  Loss on disposition of equipment
    and closed store costs                 19,200       12,200
                                       ----------- -----------
Total costs and expenses                9,422,200   10,305,300
                                       ----------- -----------
     Earnings from operations             653,200        3,000

Investment gain                                 0       23,900
Interest and other income                  56,200       53,400
Interest expense                         (451,200)    (411,000)
                                       ----------- -----------
     Earnings (loss) before
       income taxes                       258,200     (330,700)
Provision for income taxes                     --           --
                                       ----------- -----------
     Net earnings (loss)                  258,200     (330,700)
Undeclared cumulative preferred
  stock dividend                          (19,100)          --
                                       ----------- ------------
Net earnings (loss) available for
  basic and diluted earnings (loss)
  per share                              $239,100    ($330,700)
                                       =========== ============

Basic earnings (loss) per share             $0.06       ($0.09)
                                       =========== ===========
Diluted earnings (loss) per share           $0.06       ($0.09)
                                       =========== ===========

See accompanying notes to condensed consolidated financial statements.

                                2

EACO Corporation
Condensed Consolidated Balance Sheets

(Unaudited)                                                   March 30,     December 29,
                                                                2005           2004
                                                            ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $1,369,000       $151,100
  Receivables                                                    290,400         81,300
  Inventories                                                    259,700        235,200
  Prepaid and other current assets                               516,100        426,800
                                                              ----------    -----------
         Total current assets                                  2,435,200        894,400

Certificate of deposit                                           369,500        300,000

Property and equipment:
     Land                                                      6,371,600      6,967,200
     Buildings and improvements                               25,058,000     24,933,100
     Equipment                                                11,987,300     11,880,000
     Construction in progress                                     41,700        138,800
                                                             -----------    -----------
                                                              43,458,600     43,919,100
     Accumulated depreciation                                (18,138,900)   (18,051,600)
                                                             -----------    -----------
            Net property and equipment                        25,319,700     25,867,500

Other assets, principally deferred charges,
    net of accumulated amortization                              675,700        727,100
                                                             -----------    -----------
                                                             $28,800,100    $27,789,000
                                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $1,546,000     $1,079,400
     Accrued liabilities                                       1,498,800      1,778,000
     Current portion of workers compensation benefit liability   600,000        569,500
     Current portion of long-term debt                           887,500        917,200
     Current portion of obligation under capital lease            50,100         77,300
                                                             -----------    -----------
         Total current liabilities                             4,582,400      4,421,400

Deferred rent                                                     87,100         79,200
Deposit liability                                                 24,100         23,300
Workers compensation benefit liability                           615,200        628,500
Long-term debt                                                13,552,300     14,774,000
Deferred gain                                                  1,514,600      1,169,400
Obligation under capital lease                                 5,433,600      3,941,400
                                                             -----------    -----------
         Total liabilities                                    25,809,300     25,037,200

Shareholders' equity:
     Preferred stock of $.01 par; authorized
         10,000,000 shares; outstanding 36,000
         shares at March 30, 2005 (liquidation
         value $900,000)                                             400            400
     Common stock of $.01 par; authorized
         8,000,000 shares;
         outstanding 3,881,899 shares at
         March 30, 2005 and December 29, 2004                     38,800         38,800
     Additional paid-in capital                               10,884,300     10,903,300
     Accumulated deficit                                      (7,932,700)    (8,190,700)
                                                             -----------    -----------
            Total shareholders' equity                         2,990,800      2,751,800
                                                             -----------    -----------
                                                             $28,800,100    $27,789,000
                                                             ===========    ===========

 See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                                For the Quarters Ended
                                                       ------------------------------
                                                        March 30,          March 31,
                                                          2005               2004
                                                      ------------       ------------
Operating activities:
Net income (loss)                                         $258,200          ($330,700)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
        Depreciation and amortization                      500,400            490,600
        Asset valuation charge                                  --            594,200
        Director's fees in the form of stock options            --             20,000
        Net realized gains on investments                       --            (23,900)
        Amortization of loan fees                           37,200             12,400
        Amortization of deferred gain                      (22,600)           (17,700)
        Loss on disposition of equipment                    15,200             12,200
        (Decrease) increase in:
             Receivables                                  (209,100)            10,200
             Inventories                                   (24,500)            53,800
             Prepaids and other current assets             (89,300)           (23,900)
             Other assets                                  (10,000)            (5,600)
        Increase (decrease) in:
             Accounts payable                              466,600            208,500
             Accrued liabilities                          (298,600)          (426,800)
             Deferred revenue                                   --             70,900
             Deferred rent                                   7,900              8,000
             Deposit liability                                 800              3,300
             Workers compensation benefit liability         17,200            (37,200)
                                                        ----------        -----------
Net cash provided by operating activities                  649,400            618,300
                                                        ----------        -----------
Investing activities:
   Net purchase of investments                             (69,500)        (1,082,400)
   Proceeds from sale of investments                            --            184,600
   Proceeds from securities sold, not yet purchased             --             57,000
   Capital expenditures                                   (521,500)        (1,027,400)
                                                        ----------         ----------
Net cash used in investing activities                     (591,000)        (1,868,200)
                                                        ----------         ----------
Financing activities:
   Proceeds from sale-leaseback                          2,600,000                 --
   Payments on long-term debt                           (1,251,400)          (176,500)
   Payment of sale-leaseback costs                        (160,000)                --
   Preferred stock dividend                                (19,100)                --
   Payment on capital lease                                (10,000)            (6,100)
   Proceeds from issuance of common stock                       --                300
                                                        ----------         ----------
Net cash provided by (used in) financing activities      1,159,500           (182,300)
                                                        ----------         ----------
Net increase (decrease) in cash and cash equivalents     1,217,900         (1,432,200)
Cash and cash equivalents - beginning of period            151,100          2,287,800
                                                        ----------         ----------
Cash and cash equivalents - end of period               $1,369,000           $855,600
                                                        ==========         ==========
Noncash investing and financing activities:
      Net change in unrealized gain                             --            $11,700
                                                        ==========         ==========
Building acquired under capital lease                   $1,475,000                 --
                                                        ==========         ==========
Supplemental disclosures of cash flow information:
    Cash paid during the quarter for interest             $431,000           $399,800
                                                        ==========         ==========

See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2005

(Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the quarter ended March 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2005. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2004.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

Note 2. Earnings (Loss) Per Share

Basic earnings and loss per share for the quarters ended March 30, 2005 and March 31, 2004 were computed based on the weighted average number of common shares outstanding. Diluted earnings and loss per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive shares are represented by shares under option. For the quarters ended March 30, 2005 and March 31, 2004, stock options totaling 106,800 and 153,300 shares were excluded from the computation of diluted loss per share due to their antidilutive effect.

Note 3.  Other Assets

Other assets consist principally of deferred charges, which are amortized on a straight-line basis. Deferred charges and related amortization periods are as follows: financing costs - term of the related loan, and initial franchise rights - forty years through 2003, eighteen months beginning in 2004.

The gross carrying amount of the deferred financing costs was $841,900 and $878,400 as of March 30, 2005 and December
29, 2004, respectively. Accumulated amortization related to deferred financing costs was $241,900 and $241,100 as of March 30, 2005 and December 29, 2004, respectively.
Amortization expense was $37,200 and $12,400 for the quarters ended March 30, 2005 and March 31, 2004.
Amortization expense for each of the next five years is expected to be $43,000.

The gross carrying amount of the initial franchise rights was $294,700 and $299,700 as of March 30, 2005 and December
29, 2004. Accumulated amortization related to initial franchise rights was $271,600 and $252,400 as of March 30, 2005 and December 29, 2004, respectively. Amortization expense was $24,200 and $27,600 for the quarters ended
March 30, 2005 and March 31, 2004, respectively. Franchise rights will be fully amortized by June 30, 2005.

Note 4.  Reclassifications

Certain items in the prior interim financial statements have been reclassified to conform to the 2005 presentation.

Note 5.  Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method under Accounting Principles Board No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company's long-term incentive plan provides for the granting stock options and restricted stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. Options vest in one-quarter increments over a four-year period starting on the date of grant. An option's maximum term is 10 years. See Note 10 "Common Shareholders' Equity" in the Company's Annual Report for the year ended December 29, 2004 for additional information regarding the Company's stock options.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Pursuant to the disclosure requirements of SFAS 148, the following table provides an expanded reconciliation for all periods presented:

                                          Quarter Ended        Quarter Ended
                                         March 30, 2005         March 31, 2004
                                       ------------------    ------------------
Net earnings (loss), as reported            $258,200             $(330,700)
  Stock based compensation expense
    included in net income,
    net of tax                                    --                 5,000
  Deduct: Total stock-based
  compensation expense
  determined under fair value,
  net of tax                                      --                   (900)
                                          ------------          ------------
Pro forma net earnings (loss)               $258,200              $(326,600)

Undeclared cumulative preferred
  stock dividend                             (19,100)                    --
                                          ------------          ------------
                                             239,100               (326,600)
Earnings (loss) per share - basic
  and diluted as reported                 $     0.06            $     (0.09)
  Pro forma                               $     0.06            $     (0.09)

Note 6.  Preferred Stock

The Company has outstanding 36,000 shares of Series A Cumulative Convertible Preferred Stock with a dividend rate of 8.5%. In the quarter ended March 30, 2005, the Board of Directors declared and the Company paid dividends in the amount of $19,100. The balance of undeclared cumulative preferred dividends at March 30, 2005 was $19,100.

Note 7.  Sale Leaseback Transaction

On December 30, 2004, the Company completed a sale leaseback transaction to refinance one of its restaurants. The Company sold the property for $2.6 million and paid off its existing mortgage of approximately $1.1 million on the property. The leaseback of the building is accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with a deferred gain of $387,100 being recognized over the twenty-year life of the lease. The lease requires annual payments beginning at $260,000, with various increases over the life of the lease. The Company plans to use the proceeds of this transaction to fund several of its remodels to its new concepts.

Note 8.  Pending Asset Sale

On February 23, 2005, the Company announced that it had entered into an asset purchase agreement under which it would sell sixteen of its restaurants to Banner Buffets, LLC ("Buyer"). The total purchase price for the sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations will be $29,950,000, $25,950,000 in cash at closing and a promissory note for $4 million. The note is secured by restaurant equipment valued at less than $1 million. At the present time, the Company does not have sufficient information to evaluate the true value of the $4 million note. The Buyer would also assume obligations under capital leases of approximately $5.5 million.

As of the date of the filing of this Quarterly Report on Form 10-Q, the Buyer is still in the process of obtaining financing to complete the transaction. Once the Company is satisfied with the Buyer's financing commitment, it will circulate an information statement to its shareholders to provide them additional details on the transaction. Due to delays in the Buyer's financing process, and the requirements under the securities laws to circulate the shareholder information statement, the transaction will not close by the original May 31, 2005 deadline contained in the asset purchase agreement. That date has now been extended to June 30, 2005. If the Buyer successfully obtains the financing, it is expected that the sale will be completed by June 30th, although that timing will still be subject to certain other due diligence items between the Buyer and its lender. Due to these uncertainties, the Company has presented its results for the first quarter of 2005 as continuing operations.

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

The preparation of EACO Corporation's consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company's assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company's critical accounting policy, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2004 Annual Report on Form 10-K.

Results of Operations

Quarter Ended March 30, 2005 versus March 31, 2004

     The Company experienced a decrease of 2.3% in total sales during the thirteen weeks of 2005 compared to the first thirteen weeks of 2004, due to the closure of two restaurants since the prior year, offset by the opening of one new restaurant. Same-store sales (average weekly sales in restaurants that have been operating for at least 18 months) in the first quarter of 2005 increased 0.4% from the same period in 2004, compared to an increase of 7.3% from 2004 as compared to 2003.

     The costs and expenses of the Company's restaurants include food and beverage, payroll, payroll taxes and employee benefits, depreciation and amortization, repairs, maintenance, utilities, supplies, advertising, insurance, property taxes, rents and licenses. The Company's food, beverage, payroll, and employee benefit costs as a percentage of sales are believed to be higher than the industry average, due to the Company's philosophy of providing customers with high value of food and service for every dollar a customer spends. In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 86.0% in the first quarter of 2005 from 84.5% in the same quarter of 2004.

     Food and beverage costs as a percentage of sales decreased to 37.4% in 2005 from 37.5% in 2004, due primarily to price increases implemented by the Company. Payroll and benefit costs as a percentage of sales decreased to 28.0% in 2005 from 28.2% in 2004, primarily due to lower health insurance costs. Other operating expenses increased to 15.6% in 2005 from 14.0% in 2004, due primarily to increased advertising costs and increased rent costs from two new leases.

     Depreciation and amortization expenses were 5.0% and 4.8% in 2005 and 2004, respectively. General and administrative expenses as a percentage of sales were 6.1% in the first quarters of 2005 and 2004. Franchise fees as a percentage of sales decreased to 1.7% in 2005 from 3.6% in 2004. The decrease results from the amendment to the franchise agreement, which requires the Company to convert all Ryan's restaurants to its new concepts by June 2005.

     Interest expense increased to $451,200 in the first quarter of 2005 from $411,000 in the same quarter of 2004, due to interest from two new capital lease obligations and the write-off of loan fees associated with a sale leaseback refinancing, offset by reductions from lower debt balances.

     The effective income tax rate for the first three months of 2005 and 2004 was 0.0%.

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

If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. Management reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the first quarter of 2004 included realized gains from the sale of marketable securities of $23,900. The Company did not have any investment in marketable securities in 2005.

     The Company recognized a non-cash asset valuation charge of $594,200 in 2004 in accordance with SFAS No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." The charge was based on the write-off of the net book value of the leasehold improvements from the closure of a leased restaurant. The restaurant was an under-performing restaurant, and the Company was able to assign the lease to another company.

     Net earnings were $258,200 in the first quarter of 2005 , compared to net loss of $330,700 in the first quarter of 2004.
Earnings per share for the quarter was 7 cents in 2005 compared to loss per share of 9 cents in 2004.

     The Company's operations are subject to seasonal fluctuations. Revenues per restaurant generally increase from January through April and decline September through December. Operating results for the quarter ended March 30, 2005 are not indicative of the results that may be expected for the fiscal year ending December 28, 2005.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from cash sales. Inventories are purchased on credit and are rapidly converted to cash. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

     At March 30, 2005, the Company had a working capital deficit of $2,147,200 compared to $3,527,000 at December 29, 2004. The decrease was due to approximately $1.3 million in cash received from the sale leaseback transaction as described below. Cash provided by operating activities increased to $649,400 in the first quarter of 2005 from $618,300 in the first quarter of 2004, primarily due to timing differences in the payments of accounts payable.

     The Company spent $521,500 in the first quarter of 2005 for property and equipment. Capital expenditures for 2005, based on present costs and plans for capital improvements, are estimated to be $1.7 million. This amount is based on budgeted expenditures for building improvements and equipment for remodeling of seven restaurants to the Company's new concepts and normal recurring equipment purchases and minor building improvements ("Capital Maintenance Items"). The Company believes it has sufficient funds for the four remodels to the new concepts. Should the Company's net cash generated by operations decline significantly below expectations, it would have to raise the necessary capital for remodeling these restaurants. If the Company could not raise sufficient capital quickly enough, it would still be required to change the name and signs of these restaurants, in accordance with the amended Franchise Agreement, but capital requirements for such changes would be minimal.

     Management estimates the cost of opening any future new restaurants to be approximately $3 million. To the extent the Company decides to open new restaurants or remodel its existing restaurants to its new concept in 2005 and beyond, management plans to fund any new restaurant construction or remodels either by GE Capital funding, sales leaseback financing, developer-funded leases, refinancing existing restaurants, or attempting to get additional financing from other lenders. The Company's ability to open new restaurants is also dependent upon its ability to identify suitable locations at acceptable prices, and upon certain other factors beyond its control, such as obtaining building permits from various government agencies. The sufficiency of the Company's cash to fund operations and necessary Capital Maintenance Items will depend primarily on cash provided by operating activities.

     Current plans call for the Company to convert all of its remaining stores to either the Whistle Junction concept or the Florida Buffet concept by June 30, 2005. As of March 30, 2005, four stores remain to be converted. However, due to delays caused by the pending asset sale by the Company (see "Recent Developments" below), the Company may not be able to comply with the June 30, 2005 deadline. In this event, the Company would be required to pay an additional fee of 2% of sales on any Ryan's restaurant not converted by June 30. The Company expects to be able to complete all of the conversions no later than the end of July 2005, so these additional fees should not have a material impact on the Company. Company management estimates that total funds required to accomplish the conversion of the four remaining restaurants to be approximately $600,000. On December 30, 2004, the Company completed a sale leaseback financing for $2.6 million, which netted the Company approximately $1.3 million in cash after payment of debt and closing expenses.
This should provide sufficient cash to complete the remodels, barring any significant declines in cash generated by operations.

     In June 2004, the Company sold 145,833 shares of its Common Stock directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total purchase price of $175,000 cash. In September 2004, the Company sold 36,000 shares of the Company's newly authorized Series A Cumulative Convertible Preferred Stock at a price of $25 per share, for a total purchase price of $900,000 cash. The Preferred Stock was sold to the Company's Chairman. Dividends are paid quarterly when declared by the Company's Board of Directors. The Company paid a declared dividend of $19,100 during the first quarter of 2005.
Undeclared dividends as of March 30, 2005 were $19,100.

     On December 30, 2004, the Company completed a sale leaseback transaction to refinance one of its restaurants. The Company sold the property for $2.6 million and paid off its existing mortgage of approximately $1.1 million on the property. The leaseback of the building is accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with the deferred gain being recognized over the twenty-year life of the lease. The lease requires annual payments beginning at $260,000, with various increases over the life of the lease. The Company plans to use the proceeds of this transaction to fund several of its remodels to its new concepts.

     In July 2002, the Company completed a sale leaseback transaction to refinance one of its restaurants in Tampa, Florida. The Company sold the property for $3.0 million and paid off its existing mortgage of approximately $1.1 million on the property. The leaseback of the building was accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with the deferred gain on the sale being recognized over the twenty-year life of the lease. The lease agreement requires annual payments of $330,000, with increases of 10% every five years. Management used the proceeds of the transaction to fund a portion of the construction of a new restaurant in 2004.

     In April 2002, the Company completed a private placement with Bisco for 435,000 shares at $0.92 per share, which was based on the average closing price of the Company's common stock on the ten trading days prior to the sale. The Company used the $400,200 proceeds from this sale to fund remodels of several restaurants in 2002.

     The Company is required to pledge collateral for its workers' compensation self insurance liability with the Florida

Self Insurers Guaranty Association ("FSIGA"). The Company increased this collateral by $69,500 during the first quarter of 2005, and now has a total of $1.37 million pledged collateral. Of this amount, Bisco Industries, Inc. ("Bisco") provides $1 million of this collateral. EACO Corporation's Chairman of the Board of Directors, Glen Ceiley, is the President of Bisco. The Company may be required to increase this collateral pledge from time to time in the future, based on its workers' compensation claim experience and various FSIGA requirements for self-insured companies.

     The Company has entered into a series of loan agreements with GE Capital. As of March 30, 2005, the outstanding balance due under the Company's various loans with GE Capital was $14,439,800. The weighted average interest rate for the GE Capital loans is 7.5%.

     In 2004 and 2005, the Company paid franchise fees of 4% of gross sales for Ryan's restaurants only. Total franchise fees paid in the first quarter of 2005 were $174,200. As the Company converts each restaurant from Ryan's to its new concepts, no franchise fees are paid on those converted restaurants, which will improve the Company's cash flow.

     The Company sold four restaurants in 2004, resulting in total net proceeds of $3,144,500. The Company used these proceeds to pay off mortgages on the four restaurants totaling approximately $1,816,000. Total net gains on sales of property in 2004 were $62,700.

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

Recent Developments

     On February 23, 2005, the Company announced that it had entered into an asset purchase agreement under which it would sell all sixteen of its operating restaurants to Banner Buffets, LLC ("Buyer"). The total purchase price for the restaurant businesses, premises, equipment and other assets used in restaurant operations will be $29,950,000, $25,950,000 in cash at closing and a promissory note for $4 million. The note is secured by restaurant equipment valued at less than $1 million. At the present time, the Company does not have sufficient information to evaluate the true value of the $4 million note. The Buyer would also assume obligations under capital leases of approximately $5.5 million. The transaction is subject to shareholder approval.

     The Buyer had a 30-day due diligence period which ended March 24, 2005, during which time the Buyer could have terminated the transaction if its review revealed any information that could have a material adverse effect on its ability to consummate the transaction that could not be cured prior to the closing. The Buyer did not terminate the transaction, and has posted a $500,000 non-refundable deposit, which is held in escrow by an independent third party. As of the date of the filing of this Quarterly Report on Form 10-Q, the Buyer had not provided evidence to the Company indicating that it had obtained financing to complete the transaction. Because of this, the Company has the right to terminate this transaction at any time and retain at least $250,000 of the Buyer's deposit.

     Due to delays in the Buyer's financing process, and the requirements under the securities laws to circulate the shareholder information statement, the transaction will not close by the original May 31, 2005 deadline contained in the asset purchase agreement. That date has now been extended to June 30, 2005. If the Buyer successfully obtains the financing, it is expected that the sale would be completed by June 30th, although that timing would still be subject to certain other due diligence items between the Buyer and its lender. Due to these uncertainties, the Company has presented its results for the first quarter of 2005 as continuing operations.

     If the transaction does close, EACO Corporation would continue to exist with limited business operations, and the Company plans to seek out other business opportunities.


Item 3.  Qualitative and Quantitative Disclosure about
Market Risk

     There has been no significant changes in the Company's exposure to market risk during the first fiscal quarter of 2005. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2004.

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

31.01   Chief Executive Officer Certification pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

31.02   Chief Financial Officer Certification pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

32.01   Chief Executive Officer Certification pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

32.02   Chief Financial Officer Certification pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K.

        On January 19, 2005, the Company filed a report on Form
        8-K regarding the press release announcing the completion of a sale leaseback financing designed to provide funding for remodels of several of its Ryan's restaurants to its new concepts.

        On February 23, 2005, the Company filed a report on Form
        8-K regarding the press release on the Company's announcement it had entered into an asset purchase agreement with Banner Buffets LLC, under which it will sell all of its operating restaurants.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       EACO CORPORATION
                       (Registrant)



                       /s/ Edward B. Alexander
Date:  May 27, 2005    Edward B. Alexander
                       President/Chief Operating Officer



                       /s/ Stephen C. Travis
Date:  May 27, 2005    Stephen C. Travis
                       Director of Finance

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


Date:  May 27, 2005
                             /s/ Edward B. Alexander
                             Edward B. Alexander
                             President/Chief Operating Officer

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


Date:  May 27, 2005
                              /s/ Stephen C. Travis
                              Stephen C. Travis
                              Director of Finance

Exhibit 32.01


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the EACO Corporation's (the "Company") Quarterly Report on Form 10-Q for the period ending March 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward B. Alexander, Chief Operating Officer/President of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:
     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 27, 2005          /s/ Edward B. Alexander
                             Edward B. Alexander
                             President / Chief Operating Officer

Exhibit 32.02

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with EACO Corporation's (the "Company") Quarterly Report on Form 10-Q for the period ending March 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen C. Travis, Director of Finance for the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:
     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     May 27, 2005         By: /s/ Stephen C. Travis
                                   Stephen C. Travis
                                   Director of Finance

                                24