Form 10-Q
period 2005-06-29
EACO CORP
filed 2005-08-19
CIK 784539

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended June 29, 2005

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

                          EACO Corporation
                    (Former Name of Registrant)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X      No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes_____    No__X__

Title of each class                 Number of shares outstanding

   Common Stock                              3,890,101
  $.01 par value                         As of August 12, 2005

EACO Corporation
Consolidated Results of Operations
(Unaudited)                              For The Quarters Ended    For The Six Months Ended
                                         --------------------------------------------------
                                            June 29,     June 30,    June 29,    June 30,
                                              2005         2004        2005        2004
                                         --------------------------------------------------
Revenues:
  Rental income                               $32,800      $32,800      $65,600     $65,600
                                           ----------  -----------  ----------- -----------
Total revenues                                 32,800       32,800       65,600      65,600
                                           ----------  -----------  ----------- -----------
Cost and expenses:
  Payroll and benefits                          6,400        4,600       13,400      11,600
  Depreciation and amortization                35,800       48,000       83,100      95,300
  Other operating expenses                     45,800       50,100       84,300     103,900
  General and administrative expenses         190,200      180,400      365,200     354,100
                                           ----------  -----------  ----------- -----------
Total costs and expenses                      278,200      283,100      546,000     564,900
                                           ----------  -----------  ----------- -----------
      Loss from continuing operations        (245,400)    (250,300)    (480,400)   (499,300)
Investment gain                                 2,100       10,800        2,100      10,800
Interest and other income                      28,600       19,300       49,500      37,800
Interest expense                              (34,800)     (36,600)     (69,700)    (73,600)
                                           ----------  -----------  ----------- -----------
      Loss from continuing operations,
        before income taxes                  (249,500)    (256,800)    (498,500)   (524,300)
Income tax benefit                            213,200           --      213,200          --
                                           ----------  -----------  ----------- -----------
      Loss from continuing operations         (36,300)    (256,800)    (285,300)   (524,300)
Income (loss) on discontinued operations,
  net of income tax benefit                 2,579,200     (314,600)   3,086,400    (377,800)
                                           ----------  -----------  ----------- -----------
      Net income (loss) attributable
        to common shareholders              2,542,900     (571,400)   2,801,100    (902,100)
Cumulative preferred stock dividend           (19,100)         ---      (38,300)        ---
                                           ----------  -----------  ----------- -----------
     Net income (loss) available for
       basic and diluted earnings (loss)
       per share                           $2,523,800    ($571,400)  $2,762,800   ($902,100)
                                           ==========  ===========  =========== ===========
Basic income (loss) per share
  Continuing operations                        ($0.01)      ($0.07)      ($0.08)     ($0.14)
  Discontinued operations                        0.66        (0.08)        0.79       (0.10)
                                           ----------  -----------  ----------- -----------
Net income (loss)                               $0.65       ($0.15)       $0.71      ($0.24)
                                           ==========  ===========  =========== ===========
Basic weighted average common
    shares outstanding                      3,881,900    3,771,000    3,881,900   3,744,000
                                           ==========  ===========  =========== ===========
Diluted income (loss) per share
  Continuing operations                        ($0.01)      ($0.07)      ($0.08)     ($0.14)
  Discontinued operations                        0.63        (0.08)        0.78       (0.10)
                                           ----------  -----------  ----------- -----------
Net income (loss)                               $0.62       ($0.15)       $0.70      ($0.24)
                                           ==========  ===========  =========== ===========
Diluted weighted average common
    shares outstanding                      4,072,900    3,771,000    3,972,800   3,744,000
                                           ==========  ===========  =========== ===========

               See accompanying notes to consolidated financial statements.

EACO Corporation
Consolidated Balance Sheets
(Unaudited)                                             June 29,    December 29,
                                                           2005         2004
                                                      -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                              $628,300     $151,100
  Receivables                                              69,500       81,300
  Inventories                                               6,000      235,200
  Prepaid and other current assets                        211,500      426,800
  Deferred income tax benefit                             213,200          ---
  Assets held for sale                                 27,448,800          ---
                                                      -----------  -----------
    Total current assets                               28,577,300      894,400

Certificate of deposit                                    369,500      300,000
Property and equipment:
  Land                                                    588,300    6,967,200
  Buildings and improvements                            2,942,800   24,933,100
  Equipment                                             2,567,700   11,880,000
  Construction in progress                                    ---      138,800
                                                      -----------  -----------
                                                        6,098,800   43,919,100
  Accumulated depreciation                             (4,330,800) (18,051,600)
                                                      -----------  -----------
          Net property and equipment                    1,768,000   25,867,500

Other assets, principally deferred charges,
  net of accumulated amortization                          73,800      727,100
                                                      -----------  -----------
                                                      $30,788,600  $27,789,000
                                                      ===========  ===========
LIABILITIES   AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                        $17,500   $1,079,400
  Securities sold, not yet purchased                       64,300          ---
  Accrued liabilities                                      57,400    1,778,000
  Current portion of workers compensation
    benefit liability                                     329,400      569,500
  Current portion of long-term debt                       105,400      917,200
  Current portion of obligation under capital lease           ---       77,300
  Liabilities associated with assets held for sale     22,152,200          ---
                                                      -----------  -----------
    Total current liabilities                          22,726,200    4,421,400

Deferred rent                                                 ---       79,200
Deposit liability                                          47,300       23,300
Workers compensation benefit liability                    731,500      628,500
Long-term debt                                          1,769,100   14,774,000
Deferred gain                                                 ---    1,169,400
Obligation under capital lease                                ---    3,941,400
                                                      -----------  -----------
    Total liabilities                                  25,274,100   25,037,200

Shareholders' equity:
  Preferred stock of $.01 par; authorized
    10,000,000 shares; outstanding 40,000
    shares at June 29, 2005 and December 29, 2004             400          400
  Common stock of $.01 par; authorized
    4,000,000 shares;
    outstanding 3,881,900 shares                           38,800       38,800
  Additional paid-in capital                           10,865,200   10,903,300
  Accumulated deficit                                  (5,389,900)  (8,190,700)
                                                      -----------  -----------
    Total shareholders' equity                          5,514,500    2,751,800
                                                      -----------  -----------
                                                      $30,788,600  $27,789,000
                                                      ===========  ===========

              See accompanying notes to consolidated financial statements.

EACO Corporation
Consolidated Statements of Cash Flows
 (Unaudited)                                                        For the Six Months Ended
                                                                    ------------------------
                                                                     June 29,      June 30,
                                                                       2005          2004
                                                                    ----------   -----------
Operating activities:
  Net income (loss)                                                 $2,801,100     ($902,100)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                      987,100       981,900
    Asset valuation charge                                                 ---       594,200
    Deferred income tax benefit                                     (3,061,800)          ---
    Net realized (gains) losses on investments                          (2,200)         (700)
    Amortization of loan fees                                           48,000        40,600
    Loss on disposition of property held for sale                          ---        32,100
    Amortization of deferred gain                                      (40,300)      (35,500)
    Loss on disposition of property and equipment                       27,400        32,100
    (Decrease) increase in:
      Receivables                                                       11,800       (95,900)
      Inventories                                                      (16,300)       45,800
      Prepaids and other current assets                                    800       (46,100)
      Other assets                                                     (15,600)       (8,400)
    Increase (decrease) in:
      Accounts payable                                                  84,400       (67,200)
      Construction accounts payable                                        ---       154,800
      Accrued liabilities                                             (276,900)        9,700
      Deferred gain                                                     66,000          ---
      Deferred rent                                                     15,900        15,900
      Deposit liability                                                 24,000        (8,000)
      Workers compensation benefit liability                          (137,100)      (34,400)
                                                                    ----------   -----------
Net cash provided by operating activities                              516,300       708,800
                                                                    ----------   -----------
Investing activities:
  Purchase of investments                                              (69,500)   (1,700,000)
  Proceeds from sale of investments                                        ---       184,600
  Proceeds from securities sold not yet purchased                       66,500        57,000
  Net proceeds from sale of property held for sale                         ---     1,552,900
  Store cash within assets held for sale                               (23,200)          ---
  Capital expenditures                                                (987,800)   (2,102,200)
                                                                    ----------   -----------
Net cash used in investing activities                               (1,014,000)   (2,007,700)
                                                                    ----------   -----------
Financing activities:
  Proceeds from sale-leaseback                                       2,600,000           ---
  Payments on long-term debt                                        (1,404,000)   (1,104,000)
  Payment of sale-leaseback costs                                     (160,000)          ---
  Preferred stock dividend                                             (38,300)          ---
  Payments on capital lease                                            (22,800)      (15,100)
  Proceeds from the issuance of common stock                               ---       175,300
                                                                    ----------   -----------
Net cash provided by (used in) financing activities                    974,900      (943,800)
                                                                    ----------   -----------
Net increase (decrease) in cash and cash equivalents                   477,200    (2,242,700)
Cash and cash equivalents - beginning of period                        151,100     2,287,800
                                                                    ----------   -----------
Cash and cash equivalents - end of period                             $628,300       $45,100
                                                                    ==========   ===========
Noncash investing and financing activities:
      Net change in unrealized gain                                         $0       $12,200
                                                                    ==========   ===========
Supplemental disclosures of cash flow information:

    Cash paid during the six months for interest                      $868,900      $821,400
                                                                    ==========   ===========
    Building acquired under capital lease                           $1,475,000    $1,762,300
                                                                    ==========   ===========

                  See accompanying notes to consolidated financial statements.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                        EACO CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        June 29, 2005

                         (Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of EACO Corporation (the "Company"), (formerly Family Steak Houses of Florida, Inc.) and its wholly-owned subsidiary. All significant intercompany profits, transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended June 29, 2005 are not indicative of the results that may be expected for the fiscal year ending December 28, 2005. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2004.

Note 2.  Discontinued Operations

On February 23, 2005, the Company announced that it had entered into an asset purchase agreement under which it would sell sixteen of its restaurants to Banner Buffets, LLC ("Banner" or "the Buyer"). The transaction closed on June 30, 2005, the first day of the Company's third quarter. The total purchase price for the sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations was approximately $29,950,000, consisting of $25,950,000 in cash at closing and a promissory note for $4 million. The note accrues interest at 8% payable monthly and is secured by restaurant equipment valued at less than $1 million. At the present time, management does not have sufficient information to evaluate the true value of the $4 million note. The Buyer also assumed obligations under capital leases of approximately $4.5 million.

Due to the asset sale, the Company has exited the restaurant business and the results of the sixteen restaurants sold have been segregated from continuing operations in the Consolidated Results of Operations and reported as Income (Loss) from Discontinued Operations for all periods presented. The assets and liabilities associated with the restaurants sold have been classified as "Assets Held for Sale" and "Liabilities Associated with Assets Held for Sale" on the Consolidated Balance Sheet as of June 29, 2005. These classifications were not made prior to the period ended June 29, 2005 due to substantial uncertainty about the Buyer's ability to obtain the financing necessary to complete the transaction, which was not resolved until a few days prior to the June 30, 2005 closing.

Operating results of the discontinued operations are summarized below:

                                    For the quarters ended            For the six months ended
                                    June 29, 2005   June 30, 2004     June 29, 2005 June 30, 2004
                                    -------------------------------------------------------------
Revenues
  Sales                                 $9,066,900    $9,959,200     $19,093,500    $20,218,500
  Vending revenue                           19,000        47,600          67,800         96,600
                                        ----------    ----------      ----------     ----------
      Total revenues                     9,085,900    10,006,800      19,161,300     20,315,100
                                        ----------    ----------      ----------     ----------
Costs and expenses
  Food and beverage                      3,568,300     3,840,600       7,315,700      7,691,900
  Payroll and benefits                   2,764,900     3,133,900       5,568,000      6,020,400
  Depreciation and amortization            450,900       443,300         904,000        886,600
  Other operating expenses               1,583,900     1,739,000       3,105,500      3,116,400
  General and
    administrative expenses                489,000       347,300         924,800        801,200
  Franchise fees                           117,500       295,600         291,700        666,800
  Asset valuation charge                       ---           ---             ---        594,200
  Loss on store closings and
    disposal of assets                      23,200        58,600          42,400         93,000
                                        ----------     ---------      ----------     ----------
      Total costs and expenses           8,997,700     9,858,300      18,152,100     19,870,500
                                        ----------    ----------     -----------     ----------
Operating income                            88,200       148,500       1,009,200        444,600
Interest and other income (expense)         48,800       (49,100)         51,300        (34,400)
Loss on sale of property                       ---       (32,100)            ---        (32,100)
Interest expense                          (406,400)     (381,900)       (822,700)      (755,900)
                                        ----------    ----------      ----------     ----------
(Loss) income from discontinued
  operations before income taxes          (269,400)     (314,600)        237,800       (377,800)
  Income tax benefit                     2,848,600           ---       2,848,600            ---
                                        ----------    ----------     -----------     -----------
Income (loss) from discontinued
  operations, net of income tax benefit $2,579,200     ($314,600)     $3,086,400      ($377,800)
                                        ==========    ==========     ===========     ===========

The consolidated balance sheet as of June 29, 2005 includes assets and liabilities of discontinued operations as follows:

                                         June 29, 2005
                                         --------------
Assets
  Current assets                         $   483,300
  Property and equipment, net             23,543,300
  Deferred income tax benefit              2,848,600
  Other assets                               573,600
                                          -----------
  Total assets held for sale             $27,448,800
                                          -----------
Liabilities
  Current liabilities                     $2,590,000
  Deferred rent                               95,100
  Long-term debt                          12,412,700
  Obligations under capital lease          5,472,200
  Deferred gain                            1,582,200
                                          ----------
  Total liabilities associated with
  assets held for sale                   $22,152,200
                                         -----------

Note 3.  Income Taxes

Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized. As of December 29, 2004, a valuation allowance was provided for the entire balance of net deferred tax assets.

Management continuously evaluates the deferred tax valuation allowance to determine what portion of the deferred tax asset, if any, may be realized in the future. Management's evaluation includes, among other things, such factors as the history of operating results, a substantial history of operations upon which to base a forecast and known transactions that will generate enough taxable income to realize the deferred tax assets.

The June 30, 2005 asset sale (see Note 2. Discontinued Operations) resulted in sufficient income to allow management to determine that it is now more likely than not that certain of the deferred tax assets will be realized. As a result, the deferred tax assets and liabilities as of June 29, 2005 are reinstated on the balance sheet, the valuation allowance is reversed related to those deferred tax assets that will be realized in 2005 and the resulting income tax benefit is recorded in the three months ended June 29, 2005. The net deferred tax assets and income tax benefit have been allocated to the assets and liabilities and income tax benefit of continuing operations and assets held for sale and income tax benefit of discontinued operations in the accompanying June 29, 2005 consolidated balance sheet and in the consolidated statement of operations for the three and six months ended June 29, 2005 as follows:

Deferred tax assets, current                      $213,200
Income tax benefit, continuing operations         $213,200

Assets held for sale                            $2,848,600
Income tax benefit, discontinued operations     $2,848,600

The components of deferred taxes at June 29, 2005 and December
29, 2004 are summarized below:

                                        June 29, 2005  December 29, 2004
                                       --------------  -----------------
Deferred tax assets:
Net operating loss                       $2,700,300       $2,270,200
Federal and state tax credits               589,200          589,200
Accruals not currently deductible           410,500          458,800
Capital loss carryforward                   248,800          248,800
Unearned revenue, previously taxed          595,400          466,700
                                         ----------       ----------
                                          4,544,200        4,033,700
Valuation allowance                        (317,600)      (3,281,500)
                                         ----------       ----------
Total deferred tax assets                 4,226,600          752,200
                                         ----------       ----------
Deferred tax liabilities:

Excess of tax over book depreciation      1,164,800          752,200
                                         ----------       ----------
Total deferred tax assets                $3,061,800             $---
                                         ==========       ==========

                                8

Note 4.  Earnings (loss) Per Share

The following table provides details of the calculation of basic and diluted income per common share:

                                                  Quarter Ended            Six Months Ended
                                                 June 29, 2005               June 29, 2005
                                              ---------------------     ----------------------
                                             2005          2004           2005          2004
                                             ----------------------     ----------------------
Loss from continuing operations               $(36,300)   $(256,800)    $(285,300)    $(524,300)
Income (loss) from discontinued operations   2,579,200     (314,600)    3,086,400      (377,800)
                                            ----------  -----------    ----------   -----------
Net income                                  $2,542,900    $(571,400)   $2,801,100     $(902,100)
                                            ----------  -----------    ----------   -----------
Shares used for determining basic earning
  per common share                           3,881,900   3,771,000      3,881,900     3,744,000
Dilutive effect of:
  Stock options                                  1,800         ---            ---           ---
  Convertible Preferred Stock                  189,200         ---         90,900           ---
                                            ----------  ----------    -----------   -----------
Shares used for determining diluted
  earnings per common share                  4,072,900   3,771,000      3,972,800     3,744,000
                                            ----------  ----------    -----------   -----------
Basic earnings (loss) per common share:
  Continuing operations                         $(0.01)     $(0.07)        $(0.08)       $(0.14)
  Discontinued operations                         0.66       (0.08)          0.79         (0.10)
                                            ----------  ----------    -----------   -----------
  Net income                                     $0.65      $(0.15)         $0.71        $(0.24)
                                            ==========  ==========    ===========   ===========
Diluted earnings (loss) per common share:
  Continuing operations                         $(0.01)     $(0.07)        $(0.08)       $(0.14)
  Discontinued operations                         0.63       (0.08)          0.78         (0.10)
                                            ----------  ----------    -----------   -----------
  Net income                                     $0.62      $(0.15)         $0.70        $(0.24)
                                            ==========  ==========    ===========   ===========

Due to the Company's net losses for the thirteen and twenty-six weeks ended June 30, 2004, potentially dilutive securities totaling 177,700 shares for both periods are antidilutive and have been excluded from the computation of diluted earnings per share for those periods.

Note 5.  Other Assets

Other assets consist principally of deferred charges, which are amortized on a straight-line basis. Deferred charges and related amortization periods are as follows: financing costs - term of the related loan, and initial franchise rights - 18 months beginning January 1, 2004 in connection with the Company's decision to terminate its franchise agreement.

The gross carrying amount of the deferred financing costs was $841,900 and $878,400 as of June 29, 2005 and December 29, 2004,
respectively. Accumulated amortization related to deferred financing costs was $252,600 and $241,100 as of June 29, 2005 and December 29, 2004, respectively. Amortization expense was $10,800 and $28,600 for the three-month periods ended June 29,

2005 and June 30, 2004, respectively. Amortization expense was $48,000 and $40,600 for the six-month periods ended June 29, 2005 and June 30, 2004, respectively. Amortization expense for each of the next five years is expected to be $3,000. The reduction in amortization compared to prior periods is due to the sale of restaurants described in Note 2 above.

The gross carrying amount and accumulated amortization of the initial franchise rights was $299,700 and $252,400, respectively, as of December 29, 2004. Amortization expense was $23,100 and $38,800 for the three-month periods ended June 29, 2005 and June 30, 2004, respectively. Amortization expense was $47,300 and $66,500 for the six-month periods ended June 29, 2005 and June 30, 2004, respectively. All franchise rights were fully amortized as of June 30, 2005, in connection with the expiration of the franchise agreement. All franchise rights amortization expense has been presented as part of income(loss) on discontinued operations for the three and six month periods ended June 29, 2005 and June 30, 2004, respectively.

Note 6. Sale Leaseback Transaction

On December 30, 2004, the Company completed a sale leaseback transaction to refinance one of its restaurants.
The Company sold the property for $2.6 million and paid off its existing mortgage of approximately $1.1 million on the property. The leaseback of the building is accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with a deferred gain of $387,100 being recognized over the twenty-year life of the lease. The lease requires annual payments beginning at $260,000, with various increases over the life of the lease. This property was included in the asset sale described in Note 2 above, and has been classified under "Assets Held for Sale" for the period ended June 29, 2005.

Note 7.  Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the 2005 presentation.

Note 8.  Stock Based Compensation

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

Pursuant to the disclosure requirements of Statement of Financial Accounting Standards "SFAS" 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure". the following table provides an expanded reconciliation for all periods presented:

                                      Quarters Ended               Six Months Ended
                               June 29, 2005  June 30, 2004  June 29, 2005 June 30, 2004
                                    ------------------              ----------------
Net income (loss), as reported    $2,542,900    $(571,400)    $2,801,100     $(902,100)
Add:  Stock based compensation
  expense included in net
  income, net of tax                     ---          ---            ---           ---
Deduct:  Total stock-based
  compensation expense
  determined under fair value,
  net of tax                             ---         (800)           ---        (1,600)
                                  ----------   ----------    -----------     ---------
Pro forma net earnings (loss)     $2,542,900    $(572,200)    $2,801,100     $(903,700)
Undeclared cumulative preferred
  Stock dividend                     (19,100)         ---        (38,300)          ---
                                    =========   =========     ==========    ==========
Income (loss) per share                 $0.62      $(0.15)         $0.70        $(0.24)
  Basic, as reported                    $0.65      $(0.15)         $0.71        $(0.24)
  Basic, pro forma                      $0.65      $(0.15)         $0.71        $(0.24)
  Diluted, as reported                  $0.62      $(0.15)         $0.70        $(0.24)
  Diluted, pro forma                    $0.62      $(0.15)         $0.70        $(0.24)

Note 9.  Preferred Stock

The Company has outstanding 36,000 shares of Series A Cumulative Convertible Preferred Stock with a dividend rate of 8.5%. The preferred shares have a liquidation preference of $25 per share of preferred stock into shares of the Company's common stock at a conversion price of $0.90 per share. Accordingly, the holder of the preferred shares could purchase up to one million shares of the Company's common stock at $0.90 per share, which could potentially dilute basic earnings per share in the future. For the three and six months ended June 29, 2005, the Board of Directors declared and the Company paid dividends in the amount of $19,100 and $38,300 respectively. In the quarter ended June 29, 2005, the Board of Directors declared and the Company paid dividends in the amount of $19,100. The balance of undeclared cumulative preferred dividends at June 29, 2005 was $19,100.

Note 10.  Legal Proceedings

In connection with the asset sale described in Note 2 to the financial statements, a broker has demanded a commission payment of $3.5 million. The Company has filed suit against the broker in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In addition, in August 2005, the Company was sued by another broker who claims that a commission of $749,000 is payable to him as a result of the asset sale. The Company plans to vigorously defend both of these claims.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Use of Estimates

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

The Company sometimes invests a portion of its available cash in marketable securities via an online investment account. The investment account is a margin account which allows the Company to purchase securities using margin debt. In determining whether to engage in transactions on margin, management evaluates the risk of the proposed transaction and the relative returns offered thereby. If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. Management reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. When securities are purchased on margin, the resulting liability is included on the Consolidated Balance Sheet as

"Margin Debt". Management does not expect to effect any transactions using margin debt in 2005.

One of the Company's investment strategies involves short-sales of marketable securities. The risk and expected return on these investments are evaluated through the Company's expertise in certain industries, and decisions on timing to cover short positions are made based on an ongoing detailed review and evaluation of each short position. Short-sale transactions are accounted for as a liability entitled "Securities Sold, Not Yet Purchased." They are adjusted to current market value at the end of each quarter, and the associated gain or loss is recognized in the statement of operations.

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

Results of Operations

Quarter Ended June 29, 2005 versus June 30, 2004

Continuing Operations

As described in Note 2 above, the Company exited the restaurant business through the sale of its operating restaurants to Banner on June 30, 2005. The Company still owns two restaurant locations which it leases to other operators and has two leased restaurant locations sub-leased to other operators. In addition, the Company maintained its corporate office, although with a substantial reduction in number of people and total overhead. These items presently comprise the Company's continuing operations.

The Company had a loss from continuing operations before income taxes of $249,500 for the second quarter of 2005 compared to a loss of $256,800 for the second quarter of 2004. The Company recognized an income tax benefit of $213,200 for the second quarter of 2005, due to the asset sale described in Note 2 above. The income tax benefit resulted from the partial reversal of a valuation allowance which had previously offset the Company's deferred tax assets - See Note 3 above. Net loss from continuing operations net of the income tax benefit for the was quarter ended June 29, 2005 $36,300. The effective income tax rate for the quarter ended June 30, 2004 was 0.0%.

Discontinued Operations

During the first quarter of 2005, the Company entered into an agreement to sell all of its operating restaurants to Banner. The results of discontinued operations reflect the activities of these sold restaurants. The following discusses the comparative results of the sold restaurants.

Total sales decreased during the second quarter of 2005 to $9,066,900 from $9,959,200 or 9.0%, due to store closures and a decline in same-store sales. Same-store sales (average unit sales in restaurants that have been open for at least 18 months and operating during comparable weeks during the current and prior year) in the second quarter of 2005 decreased 3.4% from the same period in 2004, compared to an increase of 9.9% in the second quarter of 2004 as compared to 2003. The decrease in same-store sales resulted primarily from unusually high sales comparisons from the prior year, when the Company converted two restaurants to its Whistle Junction concept and experienced large sales increases.

In total, food and beverage, payroll and benefits, depreciation and amortization and other operating expenses as a percentage of sales increased to 92.4% or $8,368,000 in the second quarter of 2005 from 92.1% or $9,156,800 in the same quarter of 2004.

Food and beverage costs as a percentage of sales increased to 39.4% in the second quarter of 2005 from 38.6% in the same period of 2004 primarily as a result of higher beef costs in 2005 and enhanced menus initiated by the Company in connection with the conversions to Whistle Junction. Payroll and benefits as a percentage of sales decreased to 30.5% in the second quarter of 2005 from 31.5% in the same quarter of 2004 due to higher initial payroll costs at converted and newly opened Whistle Junction restaurants in 2004.

Other operating expenses as a percentage of sales was 17.5% in the second quarter of 2005 and in 2004. Depreciation and amortization as a percentage of sales increased to 5.0% in 2005 from 4.5% in 2004.

General and administrative expenses as a percentage of sales increased to 5.4% in the second quarter of 2005, from 3.5% in the second quarter of 2004, primarily due to legal costs associated with the asset sale.

For the quarter ended June 29, 2005, the Company recognized an income tax benefit from discontinued operations of $2,848,600, due to the asset sale described in Note 2 above. The effective income tax rate for the quarter ended June 30, 2004 was 0.0%

Net income from discontinued operations for the second quarter of 2005 was $2,579,200, compared to a net loss of $314,600 in the second quarter of 2004. Net income per share from discontinued operations was $0.63 for the second quarter of 2005, compared to net loss per share of $0.08 for the second quarter of 2004.

Six Months Ended June 29, 2005 versus June 30, 2004

Continuing Operations

The Company had losses from continuing operations before income taxes of $498,500 for the six months ended June 29, 2005 compared to the $524,300 for the same period in 2004. The Company recognized an income tax benefit of $213,200 for the six months ended June 29, 2005, due to the asset sale. Net loss from continuing operations net of the income tax benefit was $285,300, compared to $524,300 in 2004.

Discontinued Operations

For the six months ended June 29, 2005, total sales were $19,093,500 compared to $20,218,500 for the same period in 2004.
Same-store sales decreased 1.4% for the six months ended June
29, 2005 from the same period in 2004.

Food and beverage costs as a percentage of sales for the six month periods ended June 29, 2005 and June 30, 2004 were 38.3% and 38.0% respectively. Higher beef prices in 2005 were offset by sales price increases implemented by the Company since 2004. Payroll and benefits as a percentage of sales decreased to 29.2% in 2005 from 29.8% in 2004, due to higher costs in 2004 associated with the opening of Whistle Junction restaurants.

For the six months ended June 29, 2005, other operating expenses as a percentage of sales increased to 16.3% from 15.4% in 2004, primarily due to higher advertising costs. Depreciation and amortization as a percentage of sales increased to 4.7% for the six-month period ended June 29, 2005, compared to 4.4% in 2004.

General and administrative expenses for the six-month period ended June 29, 2005 increased to 4.8% from 4.0% for the period ended June 30, 2004, due to legal costs from the asset sale. Interest expense increased for the first six months to $822,700 from $755,900 for the same period in 2004 due to interest associated with two new capital leases.

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

The Company recognized an income tax benefit of $2,848,600 for the six months ended June 29, 2005, due to the asset sale. The effective income tax rate for the six months ended June 30, 2004 was 0.0%.

Net income from discontinued operations, net of income tax benefit, for the six months ended June 29, 2005 was $3,086,400 or $0.78 per share, compared to a net loss of $377,800, or $0.10 per share for the same period in 2004.

Due to the sale of the Company's operating stores described in
Note 2, operating results for the three and six months ended
June 29, 2005 are not indicative of the results that may be expected for the fiscal year ending December 28, 2005.

Liquidity and Capital Resources

Historically, substantially all of the Company's revenues were derived from cash sales. Inventories were purchased on credit and were rapidly converted to cash. Therefore, the Company has not carried significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations have not been significant.

On June 30, 2005, the Company completed the sale of all of its operating restaurants. The total purchase price was approximately $29,950,000, consisting of $25,950,000 in cash and a promissory note for $4 million. The note requires monthly interest payments at a rate of 8.0% through June 30, 2007, when the first principal payment of $1.5 million is due. The Company paid off $12,412,700 in loans due to GE Capital with proceeds from the asset sale. In addition to the cash proceeds, the Buyer assumed $4,509,100 in capital lease obligations.

At June 29, 2005, the Company had a working capital surplus of $5,851,100 compared to a working capital deficit of $3,527,000 at December 29, 2004. The working capital increase was due primarily to the net effect of reclassifying assets held for sale and the liabilities associated with assets held for sale as both current assets and current liabilities, respectively. Cash provided by operating activities decreased to $516,300 in the second quarter of 2005 from $708,800 in the second quarter of 2004, primarily due to timing differences in the payments of accrued liabilities.

The Company spent $987,800 in the first six months of 2005 for property and equipment.

On December 30, 2004, the Company completed a sale leaseback transaction to refinance one of its restaurants. The Company sold the property for $2.6 million and paid off its existing mortgage of approximately $1.1 million on the property. The leaseback of the building is accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with the deferred gain being recognized over the twenty-year life of the lease. The lease requires annual payments beginning at $260,000, with various increases over the life of the lease. This property was included in the asset sale completed June 30, 2005 (see Note 2 above).

In June 2004, the Company sold 145,833 shares of its Common Stock directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total purchase price of $175,000 cash. In September 2004, the Company sold 36,000 shares of the Company's newly authorized Series A Cumulative Convertible Preferred Stock at a price of $25 per share, for a total purchase price of $900,000 cash. The Preferred Stock was sold to the Company's Chairman. Dividends are paid quarterly when declared by the Company's Board of Directors. The Company paid a declared dividend of $19,100 during the second quarter of 2005. Undeclared dividends as of June 29, 2005 were $19,100.

The Company is required to pledge collateral for its workers' compensation self insurance liability with the Florida Self Insurers Guaranty Association ("FSIGA"). The Company increased this collateral by $69,500 during the first quarter of 2005, and now has a total of $1.37 million pledged collateral. Of this amount, Bisco Industries, Inc. ("Bisco") provides $1 million of this collateral. EACO Corporation's Chairman of the Board of Directors, Glen Ceiley, is the President of Bisco. The Company may be required to increase this collateral pledge from time to time in the future, based on its workers' compensation claim experience and various FSIGA requirements for self-insured companies. Despite the sale of the Company's restaurants, the workers' compensation will remain an ongoing liability for the Company until all claims are paid, which will likely take several years. However, the amount of the liability will decline as these claims are paid and no new claims will be incurred.

In 2004 and 2005, the Company paid franchise fees of 4% of gross sales for Ryan's restaurants only. Total franchise fees paid in the second quarter of 2005 were $117,500. The franchise agreement with Ryan's expired June 30, 2005, which eliminated any obligation to pay franchise fees after that date.

The Company sold four restaurants in 2004, resulting in total net proceeds of $3,144,500. The Company used these proceeds to pay off mortgages on the four restaurants totaling approximately $1,816,000. Total net gains on sales of property in 2004 were $62,700.

The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital or other lenders to extend financing commitments; the economic conditions in the new markets into which the Company expands; business conditions, such as inflation or a recession, and growth in the general economy; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

Subsequent Events

On February 23, 2005, the Company announced that it had entered into an asset purchase agreement under which it would sell all sixteen of its operating restaurants to Banner Buffets, LLC ("Buyer"). This transaction closed during the Company's third quarter, on June 30, 2005. The total purchase price for the restaurant businesses, premises, equipment and other assets used in restaurant operations was approximately $29,950,000, consisting of $25,950,000 in cash at closing and a promissory note for $4 million. The note accrues interest at 8%, payable monthly and is secured by restaurant equipment valued at less than $1 million. At the present time, the Company does not have sufficient information to evaluate the true value of the $4 million note. The Buyer also assumed obligations under capital leases of approximately $4.5 million.

EACO Corporation continues to exist with limited business operations, and the Company plans to seek out other business opportunities. The Company assigned approximately $6.6 million of the cash proceeds from the sale to a third party intermediary bank for the purpose of exploring a like-kind exchange (LKE) transaction under Section 1031 of the Internal Revenue Code, which if accomplished, would result in the deferral of an estimated $1 million in income taxes resulting from the asset sale in the third quarter of 2005. The Company identified three properties on August 12, 2005 for possible acquisition in connection with the LKE strategy. There can be no assurance that any of these transactions will be successfully completed. However, if the Company does purchase one of these three properties, the Company would then consider borrowing against these properties and using the cash proceeds to acquire an operating business or for other investment strategies.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
MARKET RISK

The only significant change in the Company's exposure to market risk during the first six months of 2005 was the reduction in debt discussed in Liquidity and Capital Resources above, which reduced the Company's market risk exposure. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2004.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who serves as the principal executive officer), President (who serves as the principal operating officer), and another member of the Board of Directors. Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b) Changes in internal control. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, except for a significant reduction in accounting staff, including the Company's Director of Finance, subsequent to the asset sale completed on June 30, 2005, the first day of the Company's third quarter. The Company is in the process of evaluating these controls in light of the reduction in business operations and staff, and plans to make any necessary changes to ensure that internal controls continue to be effective.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          In connection with the asset sale described in Note 2 to the Financial Statements, a broker has demanded a commission payment of $3.5 million. The Company has filed suit against the broker in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In addition, in August 2005, the Company was sued by another broker who claims that a commission of $749,000 is payable to him as a result of the asset sale. The Company plans to vigorously defend both of these claims.

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On June 23, 2005, the Company held its annual meeting of shareholders to elect directors to serve for the upcoming year.

          (b) The following table sets forth the number of votes for and against each of the nominees for director.

          Nominee                          For     Withheld

          Glen F. Ceiley                3,658,927    21,538
          Jay Conzen                    3,658,383    22,488
          Stephen Catanzaro             3,659,333    21,538
          William Means                 3,659,133    21,738

          The Company is unable to determine the number of broker non-votes.

          Glen F. Ceiley, Jay Conzen, Stephen Catanzaro and
          William Means were elected as directors by the affirmative vote of a majority of the 3,881,901 shares of the Company's common stock represented in person or by proxy at the annual meeting of shareholders.

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

3.10. Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of corporation to EACO Corporation.

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

                           EACO CORPORATION
                           (Registrant)

                        /s/ Edward B. Alexander
Date:  August 18, 2005  Edward B. Alexander
                        President / Chief Operating Officer

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


Date:  August 18, 2005     /s/ Edward B. Alexander
                           Edward B. Alexander
                           President / Chief Operating Officer



Date:  August 18, 2005     /s/ Edward B. Alexander
                           Edward B. Alexander
                           Principal Financial Officer

Exhibit 32.1:  Certification of Periodic Reports

             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the EACO Corporation's (the "Company") Quarterly Report on Form 10-Q for the period ending June 29, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward B. Alexander, Chief Operating Officer/President of the Company and Principal Financial Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:

     (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     August 18, 2005          By:/s/ Edward B. Alexander
                                   Edward B. Alexander
                                   Chief Operating Officer/
                                   President



Date:     August 18, 2005          By:/s/ Edward B. Alexander
                                   Edward B. Alexander
                                   Principal Financial Officer


                                26