Form 10-Q
period 2005-09-28
EACO CORP
filed 2005-11-18
CIK 784539

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter ended September 28, 2005

                   Commission File No. 0-14311

                    EACO Corporation
                      (Registrant)

Incorporated under the laws of       IRS Employer Identification
           Florida                           No. 59-2597349

                      2113 FLORIDA BOULEVARD
                   NEPTUNE BEACH, FLORIDA 32266

            Registrant's Telephone No. (904) 249-4197
       Changing To (904) 241-9798 (Effective November 22, 2005)

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

                      Yes  X      No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes_____    No__X__

Title of each class                 Number of shares outstanding

   Common Stock                              3,906,801
  $.01 par value                         As of November 3, 2005

EACO Corporation
Consolidated Results of Operations
(Unaudited)                              For The Quarters Ended    For The Nine Months Ended
                                         ------------------------------------------------------
                                         September 28, September 29, September 28, September 29,
                                              2005         2004           2005         2004
                                         -------------------------------------------------------
Revenues:
  Rental income                               $46,800      $32,800     $112,300     $98,300
                                           ----------  -----------  ----------- -----------
Total revenues                                 46,800       32,800      112,300      98,300
                                           ----------  -----------  ----------- -----------
Cost and expenses:
  Depreciation and amortization                61,900      102,900      145,100     198,200
  General and administrative expenses         310,000      369,500      769,000     840,400
                                           ----------  -----------  ----------- -----------
Total costs and expenses                      371,900      472,400      914,100   1,038,600
                                           ----------  -----------  ----------- -----------
      Loss from operations                   (325,100)    (439,600)    (801,800)   (940,300)
Investment gain                                56,000        1,600       58,100      12,400
Interest and other income                     225,900       24,300      275,500      62,100
Interest expense                              (34,900)     (36,700)    (104,500)   (110,300)
                                           ----------  -----------  ----------- -----------
      Loss from continuing operations
        before income taxes                   (78,100)    (450,400)    (572,700)   (976,100)
Income tax benefit                             29,400          ---      215,700         ---
                                           ----------  -----------  ----------- -----------
      Loss from continuing operations         (48,700)    (450,400)    (357,000)   (976,100)
                                           ----------  -----------  ----------- -----------
Discontinued operations:
  Income (loss) on discontinued operations,
    net of income tax                        (151,500)     (89,200)     132,300    (465,600)
  Gain on sale of discontinued operations,
    net of income tax                       7,567,700          ---   10,393,300         ---
                                           ----------  -----------  ----------- -----------
  Income (loss)from discontinued operations 7,416,200      (89,200)  10,525,600    (465,600)
                                           ----------  -----------  ----------- -----------
     Net income (loss)                      7,367,500     (539,600)  10,168,600  (1,441,700)
Cumulative preferred stock dividend           (19,100)      (6,300)     (57,400)     (6,300)
                                           ----------  -----------  ----------- -----------
  Net income (loss) available
    (attributable) to common shareholders  $7,348,400    ($545,900) $10,111,200 ($1,448,000)
                                           ==========  ===========  ===========  ==========
Basic income (loss) per share:
  Continuing operations                        ($0.01)      ($0.12)      ($0.09)     ($0.26)
  Discontinued operations                        1.90        (0.02)        2.71       (0.12)
                                           ----------  -----------  ----------- -----------
Net income (loss)                               $1.89       ($0.14)       $2.62      ($0.38)
                                           ==========  ===========  =========== ===========
Basic weighted average common
    shares outstanding                      3,889,000    3,881,500    3,884,300   3,790,000
                                           ==========  ===========  =========== ===========
Diluted income (loss) per share:
  Continuing operations                        ($0.01)      ($0.12)      ($0.08)     ($0.26)
  Discontinued operations                        1.69        (0.02)        2.52       (0.12)
                                           ----------  -----------  ----------- -----------
Net income (loss)                               $1.68       ($0.14)       $2.44      ($0.38)
                                           ==========  ===========  =========== ===========
Diluted weighted average common
    shares outstanding                      4,379,900    3,881,500    4,172,800   3,790,000
                                           ==========  ===========  =========== ===========

               See accompanying notes to consolidated financial statements.

EACO Corporation
Consolidated Balance Sheets
                                                      September 28, December 29,
                                                           2005         2004
                                                      -----------  ------------
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $13,304,000     $151,100
  Receivables                                             155,900       81,300
  Inventories                                               3,000      235,200
  Prepaid and other current assets                         32,600      426,800
                                                      -----------  -----------
    Total current assets                               13,495,500      894,400

Restricted cash                                           400,000          ---
Certificate of deposit                                    369,500      300,000
Note receivable, net                                    3,719,600          ---
Property and equipment:
  Land                                                    586,500    6,967,200
  Buildings and improvements                            2,943,100   24,933,100
  Equipment                                             3,056,800   11,880,000
  Construction in progress                                 17,200      138,800
                                                      -----------  -----------
                                                        6,603,600   43,919,100
  Accumulated depreciation                             (4,743,700) (18,051,600)
                                                      -----------  -----------
    Net property and equipment                          1,859,900   25,867,500
Assets held for sale                                    1,146,200          ---
Other assets, principally deferred charges,
  net of accumulated amortization                         120,200      727,100
                                                      -----------  -----------
    Total assets                                      $21,110,900  $27,789,000
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $52,700   $1,079,400
  Securities sold, not yet purchased                    2,695,100          ---
  Accrued liabilities                                     422,300    1,778,000
  Current portion of workers compensation
    benefit liability                                     329,400      569,500
  Current portion of long-term debt                       106,800      917,200
  Current portion of obligations under capital lease          ---       77,300
                                                      -----------  -----------
    Total current liabilities                           3,606,300    4,421,400
Deferred rent                                                 ---       79,200
Deposit liability                                          47,300       23,300
Workers compensation benefit liability                    578,500      628,500
Long-term debt                                          1,724,600   14,774,000
Deferred income tax liability                           1,199,200          ---
Deferred gain                                                 ---    1,169,400
Obligations under capital lease                               ---    3,941,400
Liabilities associated with assets held for sale        1,062,700          ---
                                                      -----------  -----------
    Total liabilities                                   8,218,600   25,037,200
Shareholders' equity:
  Preferred stock of $.01 par; authorized
    10,000,000 shares; outstanding 36,000
    shares at September 28, 2005 and
    December 29, 2004 (liquidation value $900,000)            400          400
  Common stock of $.01 par; authorized
    4,000,000 shares;
    outstanding 3,906,801 shares at September 28, 2005
    and 3,881,899 at December 29, 2004                     39,100       38,800
  Additional paid-in capital                           10,875,200   10,903,300
  Retained earnings (accumulated deficit)               1,977,600   (8,190,700)
                                                      -----------  -----------
    Total shareholders' equity                         12,892,300    2,751,800
                                                      -----------  -----------
    Total liabilities and equity                      $21,110,900  $27,789,000
                                                      ===========  ===========


              See accompanying notes to consolidated financial statements.

EACO Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)                                                         For the Nine Months Ended
                                                                    ------------------------
                                                                    September 28, September 29,
                                                                       2005          2004
                                                                    ----------   -----------
Operating activities:
  Net income (loss)                                                $10,168,600   ($1,441,700)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                    1,053,700     1,476,200
    Asset valuation charge                                                 ---       594,200
    Directors' fees in the form of stock options                           ---        20,000
    Net realized (gains) losses on investments                         (58,100)          300
    Amortization of loan fees                                           48,600        59,400
    Amortization of deferred gain                                      (40,300)      (53,200)
    Loss on disposition of equipment                                    (3,800)       90,800
    Note receivable discount                                           299,100           ---
    Amortization of note receivable discount                           (18,700)          ---
    (Increase) decrease in:
      Receivables                                                      (74,600)      (37,000)
      Inventories                                                      232,200        60,300
      Prepaids and other current assets                                394,200       (71,300)
      Restricted cash                                                 (400,000)          ---
      Note receivable                                               (4,000,000)          ---
      Other assets                                                      (2,500)       (5,300)
    Increase (decrease) in:
      Accounts payable                                              (1,026,700)     (327,200)
      Accrued liabilities                                           (1,335,400)        9,700
      Deferred gain                                                     66,000          ---
      Deferred rent                                                    (79,200)       23,800
      Deposit liability                                                 24,000        (8,000)
      Workers compensation benefit liability                          (290,100)       (2,800)
      Deferred income tax liability                                  1,199,200           ---
                                                                    ----------   -----------
Net cash provided by operating activities                            6,156,200       414,000
                                                                    ----------   -----------
Investing activities:
  Purchase of investments                                             (129,500)   (1,699,900)
  Proceeds from sale of investments                                        ---       184,600
  Proceeds from securities sold not yet purchased                    2,753,200        57,000
  Net proceeds from sale of property held for sale                  16,876,300     2,260,100
  Proceeds from sale of property and equipment                       1,326,200           ---
  Capital expenditures                                              (2,352,400)   (2,406,000)
                                                                    ----------   -----------
Net cash provided by (used in) investing activities                 18,473,800    (1,604,200)
                                                                    ----------   -----------
Financing activities:
  Proceeds from sale-leaseback                                       2,600,000           ---
  Payments on long-term debt                                       (13,859,800)   (1,841,300)
  Payment of sale-leaseback costs                                     (160,000)          ---
  Preferred stock dividend                                             (57,400)          ---
  Payments on capital lease obligations                                (29,200)      (15,100)
  Stock options exercised                                               29,300           ---
  Expenses of the issuance of preferred stock                              ---       (34,000)
  Proceeds from the issuance of preferred stock                            ---       900,000
  Proceeds from the issuance of common stock                               ---       175,300
                                                                    ----------   -----------
Net cash used in financing activities                              (11,477,100)     (815,100)
                                                                    ----------   -----------
Net increase (decrease) in cash and cash equivalents                13,152,900    (2,005,300)
Cash and cash equivalents - beginning of period                        151,100     2,287,800
                                                                    ----------   -----------
Cash and cash equivalents - end of period                          $13,304,000      $282,500
                                                                    ==========   ===========
Noncash investing and financing activities:
      Net change in unrealized gain                                         $0       ($2,100)
                                                                    ==========   ===========
Supplemental disclosures of cash flow information:
    Cash paid during the nine months for interest                   $1,022,200    $1,227,100
                                                                    ==========   ===========
    Building acquired under capital lease                           $1,475,000    $1,762,300
                                                                    ==========   ===========

                  See accompanying notes to consolidated financial statements.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                        EACO CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 28, 2005

                         (Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of EACO Corporation (the "Company"), (formerly Family Steak Houses of Florida, Inc.) and its wholly-owned subsidiary. All significant intercompany profits, transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and thirty-nine week periods ended September 28, 2005 are not indicative of the results that may be expected for the fiscal year ending December 28, 2005. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2004.

Note 2.  Discontinued Operations

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company accounts for the results of operations of a component of an entity that has been disposed or that meets all of the "held for sale" criteria, as discontinued operations, if the component's operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The "held for sale" classification requires having the appropriate approvals by our management, Board of Directors and shareholders, as applicable, and meeting other criteria. When of all these criteria are met, the component is then classified as "held for sale" and its operations are reported as discontinued operations.

On June 30, 2005 (the first day of the Company's third quarter), the Company completed the sale of substantially all of its store assets to Banner Buffets, LLC ("Banner" or "the Buyer"). The sale of sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations was made pursuant to an asset purchase agreement dated February 22, 2005. Prior to this transaction, no material relationship existed between the Company and Banner. The total purchase price was approximately $29,950,000, consisting of $25,950,000 in cash at closing and a promissory note for $4,000,000. The note accrues interest at 8.0% payable monthly and is secured by restaurant equipment valued at less than $1 million. The Buyer also assumed obligations under capital leases of approximately $4.5 million.

The sale transaction between the Company and Banner is summarized as follows:

Proceeds from sale                                           $29,950,000

Transaction expenses
  Legal fees                                                     294,400
  Investment banker fees                                          21,200
  Other divestment related costs                                 141,600
                                                             -----------
Total transaction expenses                                       457,200
                                                             -----------
Net proceeds                                                  29,492,800
Net assets sold                                              (17,465,400)
Unamortized discount on note receivable (See Note 5)            (299,100)
                                                             -----------
Gain on sale before income tax                                11,728,300
Estimated income tax (*)                                      (1,335,000)
                                                             -----------
Gain on sale after income tax                                $10,393,300
                                                             ===========
(*) Represents the effect of $4,304,400 in estimated taxes from the transaction, net of the change in the Company's deferred tax asset valuation allowance of $2,969,400, principally the utilization of net operating losses ("NOLs"), in connection with the sale. The change in the deferred tax asset valuation allowance was recognized in the second quarter.

Due to the asset sale, the Company has exited the restaurant business and the results of the sixteen restaurants sold have been segregated from continuing operations in the Consolidated Results of Operations and reported as income (loss) from discontinued operations for all periods presented. The Company has restricted cash of $400,000 in escrow set aside for the potential payment of broker commissions which are currently subject to litigation. See Note 11 - Legal Proceedings. The ultimate amount of gain to be recognized on the asset sale may be reduced based on the outcome of such litigation.

Operating results of the discontinued operations are summarized below:

                                     For the three months ended       For the nine months ended
                                    September 28,     September 29,  September 28,  September 29,
                                        2005              2004           2005            2004
                                    -------------------------------------------------------------
Revenues                                $      400    $8,750,900     $19,161,800    $29,066,100
Costs and expenses                         252,100     8,519,800      18,186,600     28,389,000
Interest and other income                   48,000        75,900          99,200          9,400
Interest expense                           (39,400)     (396,200)       (862,200)    (1,152,100)
                                        ----------    ----------      ----------     ----------
Income (loss) before income taxes         (243,100)      (89,200)        212,200       (465,600)
Income tax benefit (expense)                91,600           ---         (79,900)           ---
                                        ----------    ----------     -----------     -----------
Income (loss) from discontinued
  operations, net of income taxes         (151,500)      (89,200)        132,300       (465,600)
Gain on sale of discontinued
  operations, net of income taxes
    Gain before income taxes            11,949,700           ---      11,728,300            ---
    Income taxes (*):
      Transaction taxes                 (4,387,500)          ---      (4,304,400)           ---
      Change in deferred tax
        valuation allowance                  5,500           ---       2,969,400            ---
                                        ----------    ----------     -----------     ----------
Income (loss) from
  discontinued operations               $7,416,200      ($89,200)    $10,525,600      ($465,600)
                                        ==========    ==========     ===========     ===========

(*) For the nine months ended September 28, 2005, income from discontinued operations includes the effect of $4,304,400 in estimated taxes from the transaction, net of the change in the Company's deferred tax asset valuation allowance of $2,969,400, principally the utilization of NOLs, in connection with the sale. The change in the deferred tax asset valuation allowance was recognized in the second quarter.

The Unaudited Consolidated Balance Sheet as of September 28,
2005 includes assets and liabilities of discontinued operations as follows:

                                     June 29,           Assets and         September 28,
                                       2005           Liabilities Sold          2005
                                  -------------       ---------------     --------------
Assets
  Current assets                   $ 3,331,900          ($3,312,900)         $    19,000
  Property and equipment, net       23,543,300          (22,416,100)           1,127,200
  Other assets                         573,600             (573,600)                 ---
                                   -----------          -----------          -----------
  Total assets held for sale       $27,448,800         ($26,302,600)         $ 1,146,200
                                   -----------          -----------          -----------
Liabilities
  Current liabilities              $ 2,590,000          ($2,569,700)         $    20,300
  Deferred rent                         95,100               (9,400)              85,700
  Long-term debt                    12,412,700          (12,412,700)                 ---
  Obligations under capital lease    5,472,200           (4,515,500)             956,700
  Deferred gain                      1,582,200           (1,582,200)                 ---
                                   -----------          -----------          -----------
  Total liabilities associated
  with assets held for sale        $22,152,200         ($21,089,500)         $ 1,062,700
                                   -----------          -----------          -----------

The remaining assets held for sale and associated liabilities relate to one restaurant that was included in the sale to Banner, but the Company's landlord did not consent to the assignment of the Company's lease.
Accordingly, the Company still maintains the assets and liabilities of the restaurant, and Banner operates the restaurant under a management agreement. The Company and Banner agreed to continue to pursue assignment of the lease, and Banner is obligated to buy the assets subject to the lease pursuant to a purchase option under the terms of the lease, between September to November 2006.

Note 3.  Income Taxes

Income taxes are calculated using the liability method specified by SFAS No. 109, "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized. As of December 29, 2004, a valuation allowance was provided for the entire balance of net deferred tax assets.

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

The components of deferred taxes at September 28, 2005 and December 29, 2004 are summarized below:

                                      September 28, 2005  December 29, 2004
                                       --------------     -----------------
Deferred tax assets:
Net operating loss                         $489,500          $2,270,200
Federal and state tax credits               624,200             589,200
Accruals not currently deductible           377,700             458,800
Capital loss carryforward                       ---             248,800
Unearned revenue, previously taxed              ---             466,700
Excess of book over tax depreciation        198,400                 ---
                                         ----------          ----------
                                          1,689,800           4,033,700
Valuation allowance                        (312,100)         (3,281,500)
                                         ----------          ----------
Total deferred tax assets                 1,377,700             752,200
                                         ----------          ----------
Deferred tax liabilities:
Deferred gains                            2,576,900                 ---
Excess of tax over book depreciation            ---             752,200
                                         ----------          ----------
Net deferred tax liability               $1,199,200                $---
                                         ==========          ==========

The June 30, 2005 asset sale (see Note 2. Discontinued Operations) resulted in sufficient income to allow management to determine that it is now more likely than not that certain of the deferred tax assets will be realized. As a result, the deferred tax assets and liabilities as of June 29, 2005 were reinstated on the balance sheet, the valuation allowance was reversed related to those deferred tax assets that will be realized in 2005 and the resulting income tax benefit was recorded in the three months ended June 29, 2005.

The net deferred tax liability of $1,199,200 at September
28, 2005 consists of a deferred gain of $1,175,700 resulting from a Section 1031 property purchase the Company expects to complete in November 2005, and a deferred gain of $1,401,200 from the note receivable from the asset sale, offset by the $1,377,700 deferred tax assets detailed above.

Note 4.  Earnings (Loss) Per Share

The following table provides details of the calculation of basic and diluted income (loss) per common share:

                                                  Quarter Ended           Nine Months Ended
                                              September 28, 2005         September 28, 2005
                                              ---------------------     ----------------------
                                                2005         2004         2005          2004
                                             ----------------------     ----------------------
Loss from continuing operations             $  (48,700) $  (450,400)  $  (357,000)  $  (976,100)
Income (loss) from discontinued operations   7,416,200      (89,200)   10,525,600      (465,600)
                                            ----------  -----------    ----------   -----------
Net income (loss)                           $7,367,500    $(539,600)  $10,168,600   $(1,441,700)
                                            ----------  -----------    ----------   -----------
Shares used for determining basic earning
  per common share                           3,889,000   3,881,500      3,884,300     3,790,000
Dilutive effect of:
  Stock options                                 24,000         ---         23,400           ---
  Convertible Preferred Stock                  466,900         ---        265,100           ---
                                            ----------  ----------    -----------   -----------
Shares used for determining diluted
  earnings per common share                  4,379,900   3,881,500      4,172,800     3,790,000
                                            ----------  ----------    -----------   -----------
Basic earnings (loss) per common share:
  Continuing operations                         $(0.01)     $(0.12)        $(0.09)       $(0.26)
  Discontinued operations                         1.90       (0.02)          2.71         (0.12)
                                            ----------  ----------    -----------   -----------
  Net income (loss)                              $1.89      $(0.14)         $2.62        $(0.38)
                                            ==========  ==========    ===========   ===========
Diluted earnings (loss) per common share:
  Continuing operations                         $(0.01)     $(0.12)        $(0.08)       $(0.26)
  Discontinued operations                         1.69       (0.02)          2.52         (0.12)
                                            ----------  ----------    -----------   -----------
  Net income (loss)                              $1.68      $(0.14)         $2.44        $(0.38)
                                            ==========  ==========    ===========   ===========

Due to the Company's net losses for the thirteen and thirty-nine weeks ended September 29, 2004, potentially dilutive securities totaling 6,100 shares for the nine months ended September 28, 2004 were antidilutive and have been excluded from the computation of diluted earnings per share for those periods.

Note 5.  Note Receivable

On June 30, 2005, the first day of the third quarter, the Company sold substantially all of its store assets for a gain after income taxes of $10,393,300. The sales price of $29,950,000 consisted of $25,950,000 in cash and a term note of $4,000,000. The term note bears interest at 8.0%. Interest-only payments on the note are due until June 30, 2007, when principal payments begin as detailed below. The note matures on June 30, 2009, and is collateralized by restaurant equipment valued at less than $1 million.

In consideration of the note not being fully collateralized, management has estimated that the note receivable was issued at a below market interest rate, and estimated that market conditions in effect at the date of the sale would have resulted in an estimated market interest rate of 12% for the unsecured portion of the note. Accordingly, all future payments due under the note have been discounted to the date of the note, resulting in the recognition of an unamortized discount of $299,100, which will be recognized as interest income over the life of the note. For the three months ended September 28, 2005, $18,700 of the unamortized discount was recognized as interest income.

Principal contractual maturities on the note receivable are as follows:

         Year           Maturities
         2007           $1,500,000
         2008            1,500,000
         2009            1,000,000
                        ----------
                        $4,000,000
                        ==========

Note 6.  Other Assets

Other assets consist principally of deferred charges, which are amortized on a straight-line basis. Deferred charges and related amortization periods are as follows: financing costs - term of the related loan, and initial franchise rights - 18 months beginning January 1, 2004 in connection with the Company's decision to terminate its franchise agreement.

The gross carrying amount of the deferred financing costs was $60,300 and $878,400 as of September 28, 2005 and December 29, 2004, respectively. Accumulated amortization related to deferred financing costs was $25,900 and $241,100 as of September 28, 2005 and December 29, 2004, respectively. Amortization expense was $600 and $18,800 for the three-month periods ended September 28, 2005 and September 29, 2004, respectively. Amortization expense was $48,600 and $59,400 for the nine-month periods ended September 28, 2005 and September 29, 2004, respectively. Amortization expense for each of the next five years is expected to be $2,300. The reduction in amortization expense compared to prior periods is due to the sale of restaurants described in Note 2 above.

The gross carrying amount and accumulated amortization of the initial franchise rights was $299,700 and $252,400, respectively, as of December 29, 2004. Amortization expense was $0 and $27,600 for the three-month periods ended September 28,

2005 and September 29, 2004, respectively. Amortization expense was $47,300 and $94,100 for the nine-month periods ended September 28, 2005 and September 29, 2004, respectively. All franchise rights were fully amortized as of June 29, 2005, in connection with the expiration of the franchise agreement. All franchise rights amortization expense has been presented as part of income (loss) on discontinued operations for the three and nine month periods ended September 28, 2005 and September 29, 2004, respectively.

Note 7.  Securities Sold, Not Yet Purchased

As described below in "Critical Accounting Policies", the Company had investments in short-sales of marketable securities
(common stock) with a market value of $2,695,100 as of September
28, 2005. The Company's results for the quarter and year to date ended September 28, 2005 include gains from these securities of $56,000 and $58,100, respectively.

Note 8.  Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the 2005 presentation.

Note 9.  Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". The Company's long-term incentive plan provides for the grant of stock options and restricted stock. The exercise price of each option equals the market price of the Company's stock on the date of the grant. Options vest in one-quarter increments over a four-year period starting on the date of the grant. An option's maximum term is ten years. See Note 9 "Common Shareholders' Equity" in the Company's Annual Report for the year ended December 29, 2004 for additional information regarding the Company's stock options.

Pursuant to the disclosure requirements of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the following table provides an expanded reconciliation for all periods presented:

                                      Quarters Ended               Nine Months Ended
                                  September 28, September 29, September 28, September 29,
                                       2005        2004           2005          2004
                                  --------------------------- ---------------------------
Net income (loss), as reported    $7,367,500    $(539,600)   $10,168,600    $(1,441,700)
Add:  Stock based compensation
  expense included in net
  income, net of tax                     ---          ---            ---            ---
Deduct:  Total stock-based
  compensation expense
  determined under fair value,
  net of tax                             ---         (800)           ---         (2,400)
                                  ----------   ----------    -----------      ---------
Pro forma net earnings (loss)     $7,367,500    $(540,400)   $10,168,600    $(1,444,100)
Cumulative preferred stock
  dividend                           (19,100)      (6,300)       (57,400)        (6,300)
                                    ---------   ---------     ----------     ----------
Net income (loss) available
  (attributable) to common
  shareholders                    $7,348,400    $(546,700)   $10,111,200     $1,450,400
                                  ==========    =========    ===========     ==========

Income (loss) per share
  Basic, as reported                   $1.89       $(0.14)         $2.62         $(0.38)
  Basic, pro forma                     $1.89       $(0.14)         $2.62         $(0.38)
  Diluted, as reported                 $1.68       $(0.14)         $2.44         $(0.38)
  Diluted, pro forma                   $1.68       $(0.14)         $2.44         $(0.38)

Note 10.  Preferred Stock

The Company has outstanding 36,000 shares of Series A Cumulative Convertible Preferred Stock with a dividend rate of 8.5%. The preferred shares have a liquidation preference of $25 per share of preferred stock and are convertible into shares of the Company's common stock at a conversion price of $0.90 per share. Accordingly, the holder of the preferred shares could purchase up to one million shares of the Company's common stock at $0.90 per share, which could potentially dilute basic earnings per share in the future. For the three and nine months ended September 28, 2005, the Board of Directors declared and the Company paid dividends in the amount of $19,100 and $57,400 respectively. The balance of undeclared cumulative preferred dividends at September 28, 2005 was $19,100.

Note 11.  Legal Proceedings

In connection with the asset sale described in Note 2, the Company is involved in a lawsuit against a broker who has demanded a commission payment of $3.5 million. The Company agreed to place $400,000 in escrow in connection with the lawsuit, which is included in the Company's balance sheet as "Restricted cash". The Company intends to vigorously litigate this suit, and has argued in the suit that it does not owe any commission to the broker. At this point, management cannot determine the probable outcome of this lawsuit or estimate what the potential damages would be, if any.

In addition, in August 2005, the Company was sued by another broker who claims that he is entitled to a commission of $749,000 on the asset sale. The Company believes the claim is without merit and intends to vigorously defend its position.
The ultimate outcome of this litigation cannot be presently determined. However, in management's opinion, the likelihood of a material adverse outcome is remote.

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

Results of Operations

Quarter Ended September 28, 2005 versus September 29, 2004

Continuing Operations

As described in Note 2 above, the Company exited the restaurant business through the sale of its operating restaurants to Banner on June 30, 2005. The Company still owns two restaurant locations which it leases to other operators and has two leased restaurant locations sub-leased to other operators. The Company also owns equipment at one restaurant, which is leased to another operator. In addition, the Company maintained its corporate office, although with a substantial reduction in number of people and total overhead. These items presently comprise the Company's continuing operations.

The Company had a loss from continuing operations before income taxes of $78,100 for the third quarter of 2005 compared to a loss of $450,400 for the third quarter of 2004. The Company recognized an income tax benefit of $29,400 for the third quarter of 2005. Net loss from continuing operations net of the income tax benefit for the quarter ended September 28, 2005 was $48,700. The effective income tax rate for the quarter ended September 28, 2004 was 0.0%.

Discontinued Operations

During the third quarter of 2005, the Company sold all of its operating restaurants to Banner. The results of discontinued operations reflect the activities of these sold restaurants. The Company maintains one restaurant held for sale. The restaurant is managed by Banner under a management agreement, which expires in 2006, at which time Banner must exercise a purchase option under the lease. The rental income and associated expenses for this restaurant are included in the third quarter as discontinued operations.

The Company recognized a gain net of income taxes of $7,567,700 from the sale of the restaurants in the third quarter of 2005, as described in Note 2 above.

Net loss from discontinued operations for the third quarter of 2005 was $151,500, compared to a net loss of $89,200 in the third quarter of 2004. Net income from discontinued operations was $7,416,200 in the third quarter of 2005, compared to a net loss of $89,200 in 2004. Net income per share from discontinued operations was $1.90 for the third quarter of 2005, compared to net loss per share of $0.02 for the third quarter of 2004.

Nine Months Ended September 28, 2005 versus September 29, 2004

Continuing Operations

The Company had losses from continuing operations before income taxes of $572,700 for the nine months ended September 28, 2005 compared to the $976,100 for the same period in 2004. The Company recognized an income tax benefit of $215,700 for the nine months ended September 28, 2005. Net loss from continuing operations net of the income tax benefit was $357,000, compared to a net loss of $976,100 in 2004.

Discontinued Operations

Due to the sale of all the Company's operating restaurants on June 30, 2005, results of these restaurants are presented as discontinued operations. Results of these restaurants for the six months of operations during 2005, compared to nine months of operations in 2004 are presented in Note 2 to the financial statements above. The Company recognized a gain on sale of discontinued operations net of income taxes of $10,393,300 for the nine months ended September 28, 2005.

The Company recognized a non-cash asset valuation charge of $594,200 in 2004 in accordance with SFAS No. 144. The charge was based on the write-off of the net book value of the leasehold improvements from the closure of a leased restaurant. The restaurant was an under-performing restaurant, and the Company was able to assign the lease to another company.

Net income from discontinued operations, net of income tax expense, for the nine months ended September 28, 2005 was $10,525,600 or $2.52 per share, compared to a net loss of $465,600, or $0.12 per share for the same period in 2004.

Due to the sale of the Company's operating restaurants described in Note 2, operating results for the three and nine months ended
September 28, 2005 are not indicative of the results that may be expected for the fiscal year ending December 28, 2005.

Liquidity and Capital Resources

Historically, substantially all of the Company's revenues were derived from cash sales. Inventories were purchased on credit and were rapidly converted to cash. Therefore, the Company has not carried significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations have not been significant.

On June 30, 2005, the Company completed the sale of all of its operating restaurants. The total purchase price was approximately $29,950,000, consisting of $25,950,000 in cash and a promissory note for $4,000,000. The note requires monthly interest payments at a rate of 8.0% through June 30, 2007, when the first principal payment of $1.5 million is due. The Company paid off $12,412,700 in loans due to GE Capital with proceeds from the asset sale. In addition to the cash proceeds, the Buyer assumed $4,509,100 in capital lease obligations.

As of September 28, 2005, the Company had total cash and cash equivalents of $13,304,000. Of this total, $5,293,000 was invested in brokerage money market accounts. However, $2,695,100 of the brokerage accounts cash resulted from the sale of securities sold, not yet purchased ("short sales"), which is included as a liability on the Company's balance sheet at September 28, 2005. Accordingly, the Company will require this cash to cover the short sales liability, and therefore the $2,695,100 is not available for the Company's use. The balance of the cash in the brokerage accounts is available for use by the Company. After retirement of the short sales and certain other liabilities, the Company will have approximately $10 million in cash available for investment. Approximately $6.6 million of this was assigned to a third party intermediary bank for the purpose of exploring a like-kind exchange (LKE) transaction under
Section 1031 of the Internal Revenue Code. The Company expects to complete the purchase of a qualifying property for this purpose in November 2005 for $8.3 million. The Company plans to fund the purchase using the $6.6 million in cash, plus the assumption of a loan on the property for $1.8 million with a variable interest rate equal to prime. The identified property includes two industrial tenants with rental income of approximately $540,000 per year, with scheduled increases during the respective lease terms. If completed, this purchase would result in the deferral of an estimated $1 million in income taxes payable resulting from the asset sale. The Company plans to borrow against or refinance this property and use the cash proceeds to acquire an operating business or for other investment strategies.

The Company engaged an investment banking firm in October 2005 to investigate potential acquisition or investment opportunities. The Company plans to evaluate opportunities for acquisition or investment using the proceeds of the asset sale that will increase shareholder value. However, there are currently no pending acquisitions, and there is no defined timeline as to when an acquisition or investment might take place.

At September 28, 2005, the Company had a working capital surplus of $9,889,200 compared to a working capital deficit of $3,527,000 at December 29, 2004. The working capital increase was due primarily to the cash proceeds from the asset sale to Banner. Cash provided by operating activities increased to $6,156,200 in the third quarter of 2005 from $414,000 in the third quarter of 2004, primarily due to proceeds from the asset sale to Banner.

The Company spent $2,352,400 in the first nine months of 2005 for property and equipment.

On December 30, 2004, the Company completed a sale leaseback transaction to refinance one of its restaurants. The Company sold the property for $2.6 million and paid off its existing mortgage of approximately $1.1 million on the property. The leaseback of the building is accounted for as a capital lease and the leaseback of the land is accounted for as an operating lease, with the deferred gain being recognized over the twenty-year life of the lease. The lease requires annual payments beginning at $260,000, with various increases over the life of the lease. This property was included in the asset sale completed June 30, 2005, and the Company has no continuing obligation on this lease (see Note 2 above).

In June 2004, the Company sold 145,833 shares of its Common Stock directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total purchase price of $175,000 in cash. In September 2004, the Company sold 36,000 shares of the Company's newly authorized Series A Cumulative Convertible Preferred Stock at a price of $25 per share, for a total purchase price of $900,000 cash. The Preferred Stock was sold to the Company's Chairman. Dividends are paid quarterly when declared by the Company's Board of Directors. The Company paid a declared dividend of $19,100 during the third quarter of 2005.
Undeclared dividends as of September 28, 2005 were $19,100.

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

In 2004 and 2005, the Company paid franchise fees of 4% of gross sales for Ryan's restaurants only. Total franchise fees paid for the twenty-six weeks ended June 29, 2005 were $291,700. The franchise agreement with Ryan's expired June 30, 2005, which eliminated any obligation to pay franchise fees after that date.

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

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
MARKET RISK

The only significant change in the Company's exposure to market risk during the first nine months of 2005 was the reduction in debt discussed in Liquidity and Capital Resources above, which reduced the Company's market risk exposure. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2004.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who serves as the principal executive officer), President (who serves as the principal financial and operating officer), legal counsel and another member of the Board of Directors. Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

3.09. Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2004 is incorporated herein by reference.)

3.10. Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of corporation to EACO Corporation.

10.1. Management agreement between the Company and Banner for the management of a restaurant in Brooksville, Florida.

31.1      Chief Executive Officer certification pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Chief Executive Officer certification pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

          Form 8-K filed on July 6, 2005 announcing the completion of the sale of all of its operating restaurants to Banner Buffets LLC.

          Form 8-K filed on August 23, 2005 announcing operating results for the second quarter 2005.

          Form 8-K filed on September 1, 2005 announcing the resignation by Deloitte & Touche LLP as the Company's independent registered public accounting firm.

          Amended Form 8-KA filed on September 9, 2005. The amended Form 8-K included the addition of the letter from Deloitte confirming their agreement with the Company's filing of September 1, 2005.

          Form 8-K filed on October 25, 2005 announcing the engagement of Squar Milner Reehl Williamson LLP as the
          Company's independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EACO CORPORATION
                           (Registrant)

                           /s/ Edward B. Alexander
Date:  November 18, 2005   Edward B. Alexander
                           President
                           Chief Operating Officer

                                24