Form 10-K
period 2005-12-28
EACO CORP
filed 2006-03-28
CIK 784539

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                            _____________

                              FORM 10-K
(Mark One)
   (X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 28, 2005
OR
   (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File No. 0-14311

                          EACO CORPORATION
(exact name of Registrant as specified in its charter)

        Florida                            No. 59-2597349
(State of Incorporation)          (I.R.S. Employer Identification)

                       2113 Florida Boulevard
                    Neptune Beach, Florida 32266
              (Address of Principal Executive Offices)
Registrant's telephone number, including area code: (904) 241-9798

     Securities registered pursuant to Section 12(b) of the Act:
                               None
     Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $.01 Par Value
                        (Title of Class)
                         ______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                      YES [   ]  NO [ X  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                      YES [   ]  NO [ X  ]

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

Indicate by check mark whether Registrant is an accelerated filer
(as defined by Rule 12b-2 of the Act.
                      YES [   ]  NO [ X  ]

Indicate by check mark whether the registrant is a shell company
(as defined in Exchange Act Rule 12b-2).
                      YES [   ]  NO [ X  ]

The aggregate market value of the Registrant's  Common Stock
(based upon the closing sale price of the registrant's Common
Stock on June 29, 2005,) held by non-affiliates of the Registrant was approximately $1,822,000.

As of March 7, 2006, 3,906,801 shares of Common Stock of the
Registrant were outstanding.


Documents Incorporated by Reference
Portions of the Registrant's 2005 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Proxy Statement for the Registrant's 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The Company plans to move its corporate office in March 2006 from Florida to Anaheim, California in order to reduce overhead. You may contact the Company by writing to EACO Corporation, 1500 North Lakeview Avenue, Anaheim, California 92807.

Operations

From the inception of the Company through June 2005, the Company's business consisted of operating restaurants in the state of Florida. On June 29, 2005, the Company sold all of its operating restaurants (the "Asset Sale") to Banner Buffets LLC ("Banner"). These restaurant operations are presented as discontinued operations in the accompanying financial statements. The Company's remaining operations consist mainly of managing rental properties it owns in Florida and California.

The Company still owns two restaurant properties, one of which is leased to another operator, and one which is currently listed for sale or lease. The Company is still obligated for leases of two restaurants, one of which it subleases to another operator. In addition, the Company owns an income-producing real estate property in Sylmar, California with two industrial tenants which was purchased in the fourth quarter of 2005. See "Liquidity and Capital
Resources" in the Company's annual report to shareholders for additional information.

The Company is currently investigating various potential strategies for its future business plan, and has hired an investment banking firm to help identify potential acquisition or investment opportunities. As of the date of this report, there are no pending acquisitions and there is no defined timeline as to when an acquisition or investment might take place.

Proprietary Trade Marks

The Company assigned its trademark for the Whistle Junction concept to Banner in connection with the Asset Sale.

Employees

As of December 28, 2005, the Company employed four people in its corporate office. No labor unions currently represent any of the Company's employees. The Company has not experienced any work stoppages attributable to labor disputes and considers employee relations to be good.

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

Working Capital Requirements

After the Asset Sale, the Company paid off most of its current liabilities. Therefore, with the exception of debt service, working capital requirements for continuing operations are not significant.

Long-Term Debt

The Company has entered into a loan agreement with GE Capital for two restaurant properties still owned by the Company. As of December 28, 2005, the outstanding balance due under the Company's loan with GE Capital was $1,806,200. The Company also assumed a loan with Citizen's Bank of California in connection with the California property purchase in November 2005. As of December 28, 2005, the outstanding balance due on this loan was $1,797,100.
The weighted average interest rate for the Company's loans is 7.63%.

Availability of Reports and Other Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document the Company files at the SEC's public reference room at 100F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The Company's SEC filings are also available to the public at the SEC's website at http://www.sec.gov.

Item 1A.  Risk Factors.

Investing in common stock of any company involves various risks. Some of the risks associated with an investment in our common stock are listed below. The list is not meant to be exclusive. These risks include the lack of an actively traded market in the Company's common stock, the amount of reliance on decisions implemented by the Company's majority shareholder, the lack of a comprehensive on-going business plan for the Company and risks inherently associated with the Company's commercial real estate properties, such as unexpected vacancies which could lead to reduced revenue.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Locations                Description

(1) Jacksonville, FL     Leased property.  Management plans to
                         sublease.
(1) Jacksonville, FL     Leased property for executive offices
                         through March 2006.(4)
(2) Brandon, FL          Restaurant building owned.  Currently
                         vacant.  Management plans to lease or
                         sell.
(2) Orange Park, FL      Restaurant building leased to a
                         restaurant operator.
(3) Sylmar, CA           Two properties leased to industrial
                         tenants.
(1) Brooksville, FL      Leased restaurant.  Currently operated by
                         Banner under a management agreement which
                         required Banner to assume the lease or
                         purchase the building in 2006.
_________________________
(1) Leased property.
(2) Property subject to mortgage securing GE Capital Notes.
(3) Property subject to mortgage securing Citizen's Bank Note.
(4) The Company is moving its offices to Anaheim, California in March 2006.

Item 3:  Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition, except as discussed below. In connection with the Asset Sale, a broker has demanded a commission payment of $3.5 million. The Company filed suit against the broker on July 11, 2005 in Duval County Circuit Court in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In addition, in August 2005, the Company was sued in Miami-Dade County Circuit Court by another broker who claims that a commission of $749,000 is payable to him as a result of the Asset Sale. The Company plans to vigorously defend both of these claims. Due to the fact that management cannot predict the outcome or the possible payments awarded under these legal proceedings, no charge to earnings has been made in the 2005 financial statements.

Item 4:  Submission of Matters To A Vote Of Security Holders

None.


                              PART II

Item 5:  Market For The Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity
         Securities

The information contained under the caption "Common Stock Data" in the Company's 2005 Annual Report to Shareholders is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is contained under the caption "Equity Compensation Plans" in the Company's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission (SEC) no later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 6:  Selected Financial Data

The information contained under the caption "Five Year Financial
Summary" in the Company's 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7:  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

The information contained under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7A:  Quantitative And Qualitative Disclosures About Market
          Risk

The information contained under the caption "Quantitative and Qualitative Disclosure About Market Risk" in the Company's 2005
Annual Report to Shareholders is incorporated herein by reference.

Item 8:  Financial Statements And Supplementary Data

Financial Statements

The Consolidated Financial Statements of the Company and
Independent Auditors' Report as contained in the Company's 2005
Annual Report to Shareholders are incorporated herein by reference.

Supplementary Data

The information contained under the caption "Quarterly
Consolidated Financial Data" in the Company's 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 9:  Changes In And Disagreements With Accountants On
         Accounting And Financial Disclosure

The information contained under the caption "Changes In and Disagreements with Accountants on Accounting and Financial
Disclosure" in the Company's 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 9A:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the President, who also serves as the Company's principal financial officer. Based upon that evaluation, the Company's President has concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statements and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b) Changes in internal control. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10:  Directors And Executive Officers

The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Company's 2006 Definitive Proxy Statement, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference to the section entitled "Executive Pay" in the Company's 2006 Definitive Proxy Statement which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

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

Item 13: Certain Relationships And Related Transactions

The information required by this Item is incorporated by reference to the section entitled "Election of Directors - Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 2006 Definitive Proxy Statement which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

Item 14:  Principal Accountant Fees And Services

The information required by this Item is incorporated by reference to the section entitled "Principal Accounting Fees and Services" in the Company's 2006 Definitive Proxy Statement which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

                              PART IV

Item 15:  Exhibits and Financial Statements

(a) The financial statements listed below are incorporated by reference from the Company's 2005 Annual Report to Shareholders.

Consolidated Statements of Operations for the years ended December 28, 2005, December 29, 2004, and December 31, 2003.
Consolidated Balance Sheets as of December 28, 2005 and December
29, 2004.
Consolidated Statements of Shareholders' Equity for the years ended December 28, 2005, December 29, 2004, and December 31, 2003. Consolidated Statements of Cash Flows for the years ended December 28, 2005, December 29, 2004, and December 31, 2003.
Notes to the Consolidated Financial Statements.

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

3.02 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the
        Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.03 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the
        Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.04    Amended and Restated Bylaws of Family Steak Houses of
        Florida, Inc. (Exhibit 4 to the Company's Form 8-A, filed with the Commission on March 19, 1997, is incorporated herein by reference.)

3.05 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3 to the
        Company's Form 8-A filed with the Commission on March 19,
        1997, is incorporated herein by reference.)

3.06 Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1998, is incorporated herein by reference.)

3.07    Amendment to Bylaws of Family Steak Houses of Florida,
        Inc. (Exhibit 3.08 to the Company's Annual Report on Form
        10-K filed with the Commission on March 15, 2000, is incorporated herein by reference.)

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

3.10    Amendment of Articles of Incorporation of EACO
        Corporation for the purpose of issuance of Preferred Stock to Glen Ceiley, its Chairman and CEO. (Form 8-K filed with the Commission September 8, 2004 is incorporated herein by reference.)

10.01 Amended Franchise Agreement between Family Steak Houses of Florida, Inc. and Ryan's Family Steak Houses, Inc., dated September 16, 1987. (Exhibit 10.01 to the Company's Registration Statement on Form S-1, filed with the Commission on October 2, 1987, Registration No. 33-17620, is incorporated herein by reference.

10.02   Lease regarding the restaurant located at 3549 Blanding
        Boulevard, Jacksonville, Florida (Exhibit 10.03 to the
        Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

10.03   Amendment of Franchise Agreement between Ryan's Family
        Steak Houses, Inc. and the Company dated July 11, 1994.
        (Exhibit 10.17 to the Company's Annual Report on Form 10-
        K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

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

10.14 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated January 30, 2002. (Exhibit
        10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2002 is incorporated herein by reference.)

10.15 Form of Amended and Restated Mortgage Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.16 Form of Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.17 Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.18 Lease Agreement between the Company and Barnhill's Buffet, Inc. for a restaurant property in Orange Park, Florida. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.19 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated December 17, 2003. (Exhibit
        10.25 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2004 is incorporated herein by reference.)

10.20   Asset Purchase Agreement between the Company and Banner
        Buffets, LLC ("Buyer") for the sale of 16 of the Company's restaurants, subject to Buyer's due diligence and shareholder approval, dated February 22, 2005. (Form 8-K filed with the Commission on February 22, 2005 is incorporated herein by reference.)

13.01   2005 Annual Report to Shareholders.

14.01   Code of Ethics.

16.01   Letter re Change in Certifying Accountant from Deloitte &
        Touche LLP. (Exhibit 16 to the Company's Form 8-K filed with the Commission September 9, 2005 is incorporated herein by reference.)

21.01   Subsidiaries of the Company.

23.01   Consent of Squar, Milner, Reehl & Williamson LLP.

23.02   Consent of Deloitte & Touche LLP.

31.01   Certification of Chief Operating Officer and Principal
        Financial Officer pursuant to Securities and Exchange Act
        Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

32.01   Certification of Chief Operating Officer and Principal
        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EACO Corporation

Date:   March 27, 2006        /s/ Edward B. Alexander
                              By: Edward B. Alexander
                              Its:  President/
                              Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                 Title                       Date

/s/ Edward B. Alexander   President                   3/27/06
Edward B. Alexander       Chief Operating Officer


/s/ Glen F. Ceiley        Chairman of the Board       3/27/06
Glen F. Ceiley


/s/ Steve Catanzaro       Director                    3/27/06
Steve Catanzaro


/s/ Jay Conzen            Director                    3/27/06
Jay Conzen


/s/ William Means         Director                    3/27/06
William Means

                                11