Form 10-Q
period 2006-03-29
EACO CORP
filed 2006-05-22
CIK 784539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 29, 2006 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

                           Commission File No. 0-14311

                                EACO CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 Florida                            No. 59-2597349
          State of Incorporation              Employer Identification No.

                           1500 NORTH LAKEVIEW AVENUE
                            ANAHEIM, CALIFORNIA 92807
                     Address of Principal Executive Offices

                    Registrant's Telephone No. (714) 876-2490

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one.)
                           Large Accelerated Filer |_|
                              Accelerated Filer    |_|
                            Non-accelerated Filer  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

  Title of each class              Number of shares outstanding

      Common Stock                         3,906,801
     $.01 par value                    As of May 9, 2006

EACO Corporation
Condensed Consolidated Statements of Operations

(Unaudited)                                                 Quarters Ended
                                                      --------------------------
                                                       March 29,     March 30,
                                                         2006           2005
                                                      -----------   ------------
Revenues:
  Rental revenue                                      $   231,900   $    66,800
                                                      -----------   -----------
Total revenues                                            231,900        66,800
                                                      -----------   -----------

Cost and expenses:
  Depreciation and amortization                            73,400        53,100
  General and administrative expenses                     368,200       712,100
  Loss on disposition of equipment                         17,000        19,200
                                                      -----------   -----------
Total costs and expenses                                  458,600       784,400
                                                      -----------   -----------
     Loss from operations                                (226,700)     (717,600)

Investment loss                                          (165,300)           --
Interest and other income (expense)                       320,300       (12,700)
Interest expense                                         (121,100)     (382,600)
                                                      -----------   -----------
     Loss before income taxes                            (192,800)   (1,112,900)
Benefit (provision) for income taxes                       72,100            --
                                                      -----------   -----------
     Loss from continuing operations                     (120,700)   (1,112,900)
Discontinued operations:

     Income from
      discontinued operations                                  --     1,371,100
                                                      -----------   -----------
     Net income (loss)                                   (120,700)      258,200
Undeclared cumulative preferred
  stock dividend                                          (19,100)      (19,100)
                                                      -----------   -----------
Net income (loss) available
(attributable) to common shareholders                 ($  139,800)  $   239,100
                                                      ===========   ===========

Basic income (loss) per share
       Continuing operations                          ($     0.04)  ($     0.30)
       Discontinued operations                                 --          0.36
                                                      -----------   -----------
Net Income (loss)                                     ($     0.04)  $      0.06
                                                      ===========   ===========
Basic weighted average common
shares outstanding                                      3,906,800     3,790,000

Diluted income (loss) per share

       Continuing operations                          ($     0.04)  ($     0.30)
       Discontinued operations                                 --          0.36
                                                      -----------   -----------
Net income (loss)                                     ($     0.04)  $      0.06
                                                      ===========   ===========

Diluted weighted average common
shares outstanding                                      3,906,800     3,790,000

See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Balance Sheets


                                                                 March 29,     December 28,
                                                                   2006           2005
                                                                (Unaudited)
                                                                ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $  2,532,500   $  3,044,700
  Restricted cash - short-term                                     3,615,700      3,212,200
  Receivables                                                        121,000        117,400
  Inventories                                                              0            300
  Prepaid and other current assets                                   106,500         52,600
  Assets held for sale                                             1,995,100      1,146,100
                                                                ------------   ------------
         Total current assets                                      8,370,800      7,573,300

Restricted cash                                                      400,000        400,000
Investments, trading                                                 321,800        318,500
Certificate of deposit                                               369,500        369,500
Note receivable, net                                               3,569,900      3,738,300

Property and equipment:
     Land                                                          4,800,300      5,209,400
     Buildings and improvements                                    5,558,100      6,769,700
     Equipment                                                     1,590,200      3,025,700
                                                                ------------   ------------
                                                                  11,948,600     15,004,800
     Accumulated depreciation                                     (2,679,200)    (4,801,400)
                                                                ------------   ------------
            Net property and equipment                             9,269,400     10,203,400

Deferred tax asset                                                 1,838,800      1,766,700
Other assets, principally deferred charges,
    net of accumulated amortization                                  294,400        357,100
                                                                ------------   ------------
                                                                $ 24,434,600   $ 24,726,800
                                                                ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $      9,000   $     10,000
     Securities sold, not yet purchased                            3,615,700      3,212,200
     Accrued liabilities                                             103,100        281,500
     Current portion of workers compensation benefit liability       400,000        400,000
     Current portion of long-term debt                                90,800        136,900
     Liabilities associated with assets held for sale              1,933,600      1,057,100
                                                                ------------   ------------
         Total current liabilities                                 6,152,200      5,097,700

Deferred rent                                                        305,800        329,700
Deposit liability                                                     24,300         29,300
Workers compensation benefit liability                               461,500        773,600
Long-term debt                                                     2,594,300      3,466,400
Deferred tax liability                                             2,978,000      2,978,000
                                                                ------------   ------------
         Total liabilities                                        12,516,100     12,674,700

Shareholders' equity:
     Preferred stock of $.01 par; authorized 10,000,000
         shares; outstanding 36,000 shares at
         March 29, 2006 and December 28, 2005 (liquidation
         value $900,000)                                                 400            400
     Common stock of $.01 par; authorized 8,000,000 shares;
         outstanding 3,906,801 shares at
         March 29, 2006 and December 28, 2005                         39,100         39,000
     Additional paid-in capital                                   10,932,600     10,932,300
     Retained Earnings                                               946,400      1,086,200
     Accumulated other comprehensive income                               --         (6,100)
                                                                ------------   ------------
            Total shareholders' equity                            11,918,500     12,052,100
                                                                ------------   ------------
                                                                $ 24,434,600   $ 24,726,800
                                                                ============   ============


  See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)                                                 Quarters Ended
                                                      --------------------------
                                                        March 29,     March 30,
                                                          2006          2005
                                                      ------------  ------------
Operating activities:
Net income (loss)                                     ($  120,700)  $   258,200
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
        Depreciation and amortization                      73,400       500,400
        Net losses on investments                         165,300            --
        Loss on disposition of equipment                   17,000        15,200
        Amortization of loan fees                          17,600        37,200
        Amortization of deferred gain                          --       (22,600)
        Amortization of deferred rent                     (23,900)        7,900
        Amortization of note receivable discount          (18,600)           --
        Decrease (increase) in:
             Receivables                                   (3,600)     (209,100)
             Deferred tax assets                          (72,100)           --
             Inventories                                      300       (24,500)
             Prepaids and other current assets            (53,900)      (89,300)
             Investments                                   93,500            --
             Other assets                                   7,900       (10,000)
        Increase (decrease) in:
             Accounts payable                               1,000       466,600
             Securities sold, not yet purchased           185,100            --
             Accrued liabilities                         (178,400)     (298,600)
             Deposit liability                             (5,000)          800
             Workers compensation benefit liability      (312,100)       17,200
                                                      -----------   -----------
Net cash provided by (used in) operating activities      (227,200)      649,400
                                                      -----------   -----------
Investing activities:
   Net purchases of investments                                --       (69,500)
   Restricted cash                                       (403,500)           --
   Capital expenditures                                        --      (521,500)
   Principal receipts on note receivable                  187,000            --
   Expenses from closing of restaurants                    (6,400)           --
                                                      -----------   -----------
Net cash used in investing activities                    (222,900)     (591,000)
                                                      -----------   -----------
Financing activities:
   Proceeds from sale-leaseback                                --     2,600,000
   Payments on long-term debt                             (38,600)   (1,251,400)
   Payment of sale-leaseback costs                             --      (160,000)
   Preferred stock dividend                               (19,100)      (19,100)
   Payment on capital lease                                (4,400)      (10,000)
                                                      -----------   -----------
Net cash provided by (used in) financing activities       (62,100)    1,159,500
                                                      -----------   -----------
Net increase (decrease) in cash and cash equivalents     (512,200)    1,217,900
Cash and cash equivalents - beginning of period         3,044,700       151,100
                                                      -----------   -----------
Cash and cash equivalents - end of period             $ 2,532,500   $ 1,369,000
                                                      ===========   ===========
Building acquired under capital lease                 $        --   $ 1,475,000
                                                      ===========   ===========
Supplemental disclosures of cash flow information:
    Cash paid during the quarter for interest         $    84,900   $   431,000
                                                      ===========   ===========


See accompanying notes to condensed consolidated financial statements.

                                EACO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 29, 2006

                                   (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the quarter ended March 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2007. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2005.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.  Discontinued Operations

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company accounts for the results of operations of a component of an entity that has been disposed or that meets all of the "held for sale" criteria, as discontinued operations, if the component's operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The "held for sale" classification requires having the appropriate approvals by management, Board of Directors and shareholders, as applicable, and meeting other criteria. When all of these criteria are met, the component is then classified as "held for sale" and its operations are reported as discontinued operations.

On June 30, 2005 (the first day of the Company's third quarter of 2005), the Company completed the sale of substantially all of its operating restaurants to Banner Buffets, LLC ("Banner" or "the Buyer"). The sale of sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations was made pursuant to an asset purchase agreement dated February 22, 2005. Prior to this transaction, no material relationship existed between the Company and Banner. The total purchase price was approximately $29,950,000, consisting of $25,950,000 in cash at closing and a promissory note for $4,000,000. The note accrues interest at 8.0% payable monthly and is secured by restaurant equipment valued at less than $1 million. The Buyer also assumed obligations under capital leases of approximately $4.5 million.

Due to the Asset Sale, the Company has exited the restaurant business and the results of the sixteen restaurants sold have been segregated from continuing operations in the Condensed Consolidated Statements of Operations and reported as discontinued operations. The Company has restricted cash of $400,000 in escrow set aside for the potential payment of broker commissions which are currently subject to litigation. See Note 9 - Legal Proceedings. The ultimate amount of gain recognized on the asset sale may be reduced based on the outcome of such litigation.

During the quarter ended March 29, 2006, the Company decided to and entered into a 30-day escrow to sell one of its real estate holdings, a restaurant located in Tampa, Florida. The sale was completed on April 28, 2006. See Note 12. The assets and liabilities associated with this property have been classified as held for sale in the accompanying financial statements.

For the quarter ended March 30, 2005, operating results of the discontinued operations are summarized below:

                                                      Quarter Ended
                                                      March 30, 2005
                                                   ---------------------
Revenues                                               $10,075,400
Costs and expenses                                      (8,637,800)
Interest and other income                                    2,100
Interest expense                                           (68,600)
                                                       -----------
Income before income taxes                               1,371,100
Income tax benefit (expense)                                   ---
                                                       -----------
Income (loss) from discontinued
  operations, net of income taxes                        1,371,100
                                                       ===========

Assets and liabilities of discontinued operations are as follows:

                                            March 29,            December 28,
                                              2006                  2005
                                         ---------------       ---------------
Assets
  Current assets                            $      ---           $    19,000
  Property and equipment, net                1,995,100             1,127,100
                                           -----------           -----------
  Total assets held for sale                $1,995,100           $ 1,146,100
                                           -----------           -----------
Liabilities
  Current liabilities                      $    21,700           $    20,300
  Deferred rent                                 87,000                87,000
  Long-term debt                               879,600                   ---
  Obligations under capital lease              945,300               949,800
                                           -----------           -----------
  Total liabilities associated
  with assets held for sale                $ 1,933,600           $ 1,057,100
                                           -----------           -----------

The assets held for sale and associated liabilities included in the unaudited balance sheet as of March 29, 2006 relate to one restaurant which the Company decided to sell in the first quarter of 2006 and another restaurant that was included in the sale to Banner, where the Company's landlord did not consent to the assignment of the Company's lease; accordingly, the Company still maintains the assets and liabilities of the restaurant and Banner operates the restaurant under a management agreement. With respect to this restaurant, the Company and Banner agreed to continue to pursue assignment of the lease and Banner is obligated to buy the assets subject to the lease pursuant to a purchase option under the terms of the lease, between September and November 2006.

Note 3.  Income Taxes

Income taxes are calculated using the liability method specified by SFAS No. 109, "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized. As of December 28, 2005, a valuation allowance of $694,200 was provided against the balance of deferred tax assets.

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

The components of deferred taxes at March 29, 2006 are summarized below:

                                                              March 29, 2006
                                                              --------------
Deferred tax assets:
Net operating loss                                              $1,075,800
Federal and state tax credits                                      694,200
Accruals not currently deductible                                  548,300
Excess of book over tax depreciation                               214,700
                                                                ----------
                                                                 2,533,000
Valuation allowance                                               (694,200)
                                                                ----------
Total deferred tax assets                                        1,838,800
                                                                ----------
Deferred tax liabilities:
Unrealized gain (loss)on investment                              2,978,000
                                                                ----------
Net deferred tax liability                                      $1,139,200
                                                                ==========


Note 4.  Earnings (Loss) Per Share

The following table provides details of the calculation of basic and diluted income (loss) per common share:

                                                        March 29,     March 30,
                                                          2006           2005
                                                      -----------   ------------
EPS from continuing operations - basic:
  Income (loss) from continuing operations            $  (120,700)  $   258,200
  Less:  preferred stock dividends                        (19,100)      (19,100)
                                                      -----------   -----------
  Income (loss) from continuing operations
    for basic EPS computation                         $  (139,800)  $   239,100
                                                      ===========   ===========

Weighted average shares outstanding for
  basic EPS computation                                 3,906,800     3,813,000
                                                      ===========   ===========
Earnings (loss) per common share from
  continuing operations - basic                       $     (0.04)  $      0.06
                                                      ===========   ===========

EPS from continuing operations - diluted:
  Income (loss) from continuing operations            $  (120,700)  $   258,200
  Less: preferred stock dividends,                        (19,100)      (19,100)
                                                      -----------   -----------
  Income (loss) from continuing operations
    for diluted EPS computation                       $  (139,800)  $   239,100
                                                      ===========   ===========
Weighted average shares outstanding for
  diluted EPS computation                               3,906,800     3,813,000
                                                      ===========   ===========
Earnings (loss) per common share from
  continuing operations - diluted                     $     (0.04)  $      0.06
                                                      ===========   ===========



Due to the Company's net losses for the quarter ended March 29, 2006, potentially dilutive securities totaling 1,000,500 shares for the quarter ended March 29, 2006 were antidilutive and have been excluded from the computation of diluted earnings per share for that period.

Note 5.  Note Receivable

The note receivable arose from the prior year sale to Banner, has a current outstanding balance of $3,813,000 and is carried net of unamortized discount totaling $243,100. See Note 2. The note bears interest at 8.0%. Interest-only payments on the note are due until June 30, 2007, when principal payments begin as detailed below. The note matures on June 30, 2009, and is collateralized by restaurant equipment valued at less than $1 million.

In consideration of the note not being fully collateralized, management has determined that the note receivable was issued at a below market interest rate, and estimated that market conditions in effect at the date of the sale would have resulted in an estimated market interest rate of 12% for the unsecured portion of the note. Accordingly, all future payments due under the note have been discounted to the date of the note, resulting in the recognition of an unamortized discount of $299,100, which is being recognized as interest income over the life of the note. For the three months ended March 29, 2006, interest income recognized on the Banner note was $100,300, including $18,700 of the unamortized discount recognized as interest income. The amount of the unamortized discount at March 29, 2006 was $243,100.

During the quarter ended March 29, 2006, the Company received a $187,000 early payment which reduced the scheduled 2007 payment to $1,313,000.

Principal contractual maturities on the note receivable are as follows:

         Year           Maturities
         ----           ----------
         2007           $1,313,000
         2008            1,500,000
         2009            1,000,000
                        ----------
                        $3,813,000
                        ==========

Note 6.  Other Assets

Other assets consist principally of deferred charges, which are amortized on a straight-line basis. Deferred charges and related amortization periods are as follows: financing costs - term of the related loan.

The gross carrying amount of the deferred financing costs was $71,900 as of March 29, 2006 and December 28, 2005. Accumulated amortization related to deferred financing costs was $27,600 and $26,700 as of March 29, 2006 and December 28, 2005, respectively. Amortization expense was $900 and $37,200 for the quarters ended March 29, 2006 and March 30, 2005. The decrease in 2006 was due to the reduction of the gross carrying cost resulting from the Asset Sale. Amortization expense for each of the next five years is expected to be $3,500.

Note 7.  Investments

Investments consist of securities held for sale and securities sold, not yet purchased. Prior to and as of December 28, 2005, the Company classified its existing marketable equity securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Subsequent to December 28, 2005, the Company changed its pattern of investing to purchasing investments for the purpose of trading them often with the objective of generating profits on short-term differences in price. The change in the pattern indicated above triggered a change in the classification of the Company's investments, from the "available-for-sale" category to "trading" effective December 29, 2005. Pursuant to SFAS No. 115, the transfer of investments between categories of investments shall be accounted for at fair value at the date of the transfer and the unrealized holding gain or loss shall be recognized in earnings. Consequently, the unrealized loss of $6,100 at year-end was recognized in results of operations effective December 29, 2005.

A primary investment strategy used by the Company in 2005 and 2006 consisted of short-selling of securities, which results in obligations to purchase securities at a later date. As of March 29, 2006, the Company's total obligation for these securities sold, not yet purchased was $3,615,700, compared to $3,212,200 at December 28, 2005. The Company recognized net losses on securities sold, not yet purchased of $32,000 and $0 in the quarters ended March 29, 2006 and March 28, 2005, respectively.

Note 8.  Reclassifications

Certain items in the prior interim financial statements have been reclassified to conform to the 2006 presentation.

Note 9.  Legal Matters

In connection with the sale to Banner in fiscal 2005, a broker has demanded a commission payment of $3.5 million. The Company has filed suit against the broker in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In addition, in August 2005, the Company was sued by another broker who claims that a commission of $749,000 is payable to him as a result of the sale transaction. The Company is vigorously defending both of these claims. Due to the fact that management cannot predict the outcome or the possible payments awarded under these legal proceedings, no charge to earnings has been made in the accompanying financial statements.

Note 10.  Stock Based Compensation

Prior to December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method under Accounting Principles Board No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company's long-term incentive plan provides for the granting stock options and restricted stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. Options vest in one-quarter increments over a four-year period starting on the date of grant. An option's maximum term is 10 years. See
Note 10 "Common Shareholders' Equity" in the Company's Annual Report for the year ended December 28, 2005 for additional information regarding the Company's stock options.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Pursuant to the disclosure requirements of SFAS 148, the following table provides an expanded reconciliation for the quarter ended March 30, 2005:

                                                                   Quarter Ended
                                                                  March 30, 2005
                                                                  --------------
Net earnings (loss), as reported                                      $ 258,200
  Stock based compensation expense
    included in net income,
    net of tax                                                             --
  Deduct: Total stock-based
  compensation expense
  determined under fair value,
  net of tax                                                               --
                                                                      ---------
Pro forma net earnings (loss)                                         $ 258,200

Undeclared cumulative preferred
  stock dividend                                                        (19,100)
                                                                      ---------
                                                                      $ 239,100
Earnings (loss) per share - basic
  and diluted as reported                                             $    0.06
  Pro forma                                                           $    0.06


Effective January 1, 2006, the Company adopted the provision of SFAS No. 123(R), "Share-Based Payments." SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. The adoption of SFAS No. 123(R) did not have a material effect on the Company's financial statements.

Note 11.  Preferred Stock

The Company has outstanding 36,000 shares of Series A Cumulative Convertible Preferred Stock with a dividend rate of 8.5%. In the quarter ended March 29, 2006, the Board of Directors declared and the Company paid dividends in the amount of $19,100. The balance of undeclared cumulative preferred dividends at March 29, 2006 was $19,100.

Note 12.  Subsequent Events

On April 28, 2006, the Company completed the sale of one if its real estate holdings in Tampa, Florida, which is classified as held for sale in the March 29, 2006 balance sheet, for $750,000 in cash consideration. Proceeds from the sale were used to pay $880,000 of associated indebtedness.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policy and Use of Estimates

The Company's accounting policy for the recognition of impairment losses on long-lived assets is considered critical. The Company's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to future net cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Prior to and as of December 28, 2005, the Company classified its existing marketable equity securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Subsequent to year-end, the Company changed its pattern to purchasing investments for the purpose of trading them often with the objective of generating profits on short-term differences in price. The change in the pattern indicated above triggered a change in the classification of Company's investments, from the "available-for-sale" category to "trading". Pursuant to SFAS No. 115, the transfer of investments between categories shall be accounted for at fair value at the date of the transfer and the unrealized holding gain or loss of $6,100 was recognized in earnings effective December 29, 2005.

The preparation of EACO Corporation's consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company's assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company's critical accounting policy, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2005 Annual Report on Form 10-K.

Results of Operations

Quarter Ended March 29, 2006 versus March 30, 2005

     The Company experienced an increase of 247% in rental revenue during the first quarter of 2006 compared to the first quarter of 2005, due to the acquisition of rental property in Sylmar, California during the fourth quarter of 2005.

     Depreciation and amortization expenses increased 38.2% due to the acquisition of the Sylmar, California property. General and administrative expenses, such as payroll, payroll related costs and insurance, decreased 48.3% due to the winding down of the restaurant operations the Company was involved in during the first quarter of 2005.

     Interest and other income increased to $320,300 due to the interest received on the $4,000,000 note receivable from Banner and a settlement made with a tenant from one of the Company's properties that vacated the premises prior to the completion of their lease term.

     Interest expense decreased to $121,100 in the first quarter of 2006 from $382,600 in the same quarter of 2005, due to the payoff of long-term debt obligations during 2005 and 2006.

     The effective income tax rate for the first three months of 2006 and 2005 was 37.5% and 0.0%, respectively.

     The Company invests a portion of its available cash in marketable securities. The Company maintains an investment account to effect these transactions. Investments are made based on a combination of fundamental and technical analysis primarily using a value-based investment approach. The holding period for investments usually ranges from 30 days to 24 months. Management also purchases marketable securities using margin debt. In determining whether to engage in transactions on margin, the Company's Chairman evaluates the risk of the proposed transaction and the relative returns offered thereby. If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. The Company's Chairman reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the first quarter of 2006 included realized losses from the sale of marketable securities of $2,000 and unrealized losses of $163,300. The Company did not have any investment in marketable securities in the first quarter of fiscal 2005.

      As previously reported, all significant restaurant operations were sold on June 30, 2005. All income and expense items related to those restaurants were reclassified as income from discontinued operations for the first quarter of 2005.

     The net loss was $120,700 in the first quarter of 2006, compared to net income of $258,200 in the first quarter of 2005. Loss per share for the quarter was 4 cents in 2006 compared to earnings per share of 6 cents in 2005.

Liquidity and Capital Resources

     Substantially all of the Company's revenues are derived from rental income. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

      On June 30, 2005, the Company completed the sale of all of its operating restaurants (the "Asset Sale"). The total purchase price was approximately $29,950,000, consisting of $25,950,000 in cash and a promissory note for $4,000,000. The note requires monthly interest payments at a rate of 8.0% through June 30, 2007, when the first principal payment of $1.5 was due. The Company received $187,000 of the $1.5 million dollar payment early on March 9, 2006 lowering the amount due on June 30, 2007 to $1,313,000. The Company paid off approximately $12,413,000 in loans due to GE Capital with the proceeds from the Asset Sale in 2005. In addition to the cash proceeds, the Buyer assumed $4,509,000 in capital lease obligations.

      As of March 29, 2006, the Company had total cash and cash equivalents of $6,148,200. Of this total, $6,055,300 was invested in brokerage money market accounts. However, $3,615,700 of the brokerage accounts cash resulted from the sale of securities sold, not yet purchased ("short sales"), which is included as a liability on the Company's balance sheet at March 29, 2006. Accordingly, the Company will require this cash to cover the short sales liability, and therefore the $3,615,700 is not available for the Company's use and is classified as restricted. The balance of the cash in the brokerage accounts is available for use by the Company.

     The Company engaged an investment banking firm in October 2005 to investigate potential acquisitions of operating businesses or investment opportunities. The engagement was for a limited period of time and has since expired. There are currently no pending acquisitions and there is no assurance that one will be completed.

      The Company purchased a property in November 2005 (the "California Property") for $8.3 million. The transaction was structured as a like-kind exchange ("LKE") transaction under Section 1031 of the Internal Revenue Code, which resulted in the deferral of an estimated $1 million in income taxes payable from the Asset Sale. The Company assumed a loan on the property for $1.8 million with a variable interest rate equal to prime. The property includes one industrial tenant with rental income of approximately $240,000 per year. As of April 30, 2006 one of the tenants vacated the premises at the expiration of their lease term. As anticipated before purchase of the property, the Company believes it can replace the tenant at a rental rate higher than the former tenant. The Company has hired a broker to lease this property at a lease rate higher than the prior lease required.

     At March 29, 2006, the Company had working capital of $2,130,500 compared to $2,386,600 at December 28, 2005. The decrease was due to workers compensation claims paid during the first quarter of 2006. Cash used in operating activities was $211,300 in the first quarter of 2006 compared to cash provided by operations of $649,400 in the first quarter of 2005, primarily due to the net loss in the first quarter of 2006 compared to the net income in the first quarter of 2005.

     The Company had no capital expenditures in the first quarter of 2006. The Company is not budgeting for any capital expenditures for 2006 except for tenant acquisition and improvement costs associated with the California property.

     In June 2004, the Company sold 145,833 shares of its Common Stock directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total purchase price of $175,000 cash. In September 2004, the Company sold 36,000 shares of the Company's newly authorized Series A Cumulative Convertible Preferred Stock at a price of $25 per share, for a total purchase price of $900,000 cash. The Preferred Stock was sold to the Company's Chairman. Dividends are paid quarterly when declared by the Company's Board of Directors. The Company paid a declared dividend of $19,100 during the first quarter of 2006. Undeclared dividends as of March 29, 2006 were $19,100.

     The Company is required to pledge collateral for its workers' compensation self insurance liability with the Florida Self Insurers Guaranty Association ("FSIGA"). The Company increased this collateral by $69,500 during the first quarter of 2005, and now has a total of $1.37 million pledged collateral. Of this amount, Bisco Industries, Inc. ("Bisco") provides $1 million of this collateral. EACO Corporation's Chairman of the Board of Directors and Chief Executive Officer, Glen Ceiley, is the President of Bisco.

     After the Asset Sale, the Company terminated its self-insurance program. No further claims were incurred after June 29, 2005. The Company's liability for Workers' Compensation is expected to decrease and the Company should be able to reduce its required collateral deposits accordingly.

     The Company has entered into a loan agreement with GE Capital and assumed a loan with Citizen's Bank pertaining to the California Property. As of March 29, 2006, the outstanding balance due under the Company's loan with GE Capital was $901,300 and with Citizen's Bank was $1,788,600. The weighted average interest rate for these loans is 7.8% for the quarter ended March 29, 2006.

     The GE Capital loan agreements contain various restrictions on fixed charge coverage ratios, determined both on aggregate and individual restaurant levels. As of December 28, 2005, the Company was not in compliance with one of the debt covenants. The Company obtained a waiver of the debt covenant from GE Capital.

     The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital, Citizen's Bank or other lenders to extend financing commitments; repairs or similar expenditures required for existing properties due to weather or acts of God; the Company's success in selling properties listed for sale; the economic conditions in the new markets into which the Company expands, if any; business conditions, such as inflation or a recession, and growth in the general economy; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

Recent Developments

     Effective April 30, 2006, one of the two tenants at the California property vacated the premises at the end of their lease term. The Company is actively pursuing a replacement tenant and has hired a broker to assist in that pursuit. The Company is confident that a tenant can be found at a monthly lease rate higher then that paid by the previous tenant.

     Effective April 1, 2006, the Company's corporate office was moved from Neptune Beach, Florida to Anaheim, California. The Company is leasing space from Bisco Industries, Inc., the wholly owned company of the Company's Chairman of the Board of Directors and Chief Executive Officer, Glen Ceiley. The Company can be contacted by writing to Eaco Corporation, 1500 N. Lakeview Ave., Anaheim, CA 92807.

Item 3.  Qualitative and Quantitative Disclosure about Market Risk

     There have been no significant changes in the Company's exposure to market risk during the first fiscal quarter of 2006. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2005 is herby incorporated by reference.

Item 4.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer has concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

     (b) Changes in internal control. There have been no changes in internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect internal controls over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses other than as noted below:

Effective April 2006, the accounting functions for the Company are performed by Bisco's accounting personnel and independent contract workers pursuant to a lease and facilities agreement. Bisco is an affiliated company owned by the Company's Chairman and Chief Executive Officer.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          There are no material pending legal proceedings to which the Company is a party or to which any of our properties are subject; nor are there material proceedings known to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any of our directors, officers, affiliates or any principal security holders, or any associate of any of the foregoing, is a party or has an interest adverse to us, except as set forth below. In connection with the sale to Banner, a broker has demanded a commission payment of $3.5 million. The Company filed suit against the broker on July 11, 2005 in Duval County Circuit Court in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In addition, in August 2005, the Company was sued in Miami-Dade County Circuit Court by another broker who claims that a commission of $749,000 is payable to him as a result of the sale to Banner. The Company plans to vigorously defend both of these claims. Due to the fact that management cannot predict the outcome or the possible payments awarded under these legal proceedings, no charge to earnings has been made in the quarterly financial statements.

Item 1A   Risk Factors
          No material changes.

Item 2.   Unregistered Sales of Equity Securities and Use of   Proceeds
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits
          (a)  The following  exhibits are filed as part of the report on Form
               10-Q.

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


                       EACO CORPORATION
                       (Registrant)


                       /s/ Glen Ceiley
                       ----------------------------------
Date:  May 19, 2006    Glen Ceiley
                       Chief Executive Officer
                       (Principal Executive Officer &
                        Principal Financial Officer)