Form 10-Q
period 2006-06-28
EACO CORP
filed 2006-08-14
CIK 784539

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

         For the quarterly period ended June 28, 2006 or

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

                       Yes___X___  No_____

Indicate by check mark whether the registrant is a large
accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large
accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one.)
                       Large Accelerated Filer   _____
                       Accelerated Filer         _____
                       Non-accelerated Filer     __X__

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                       Yes   _____  No __X___

   Title of each class              Number of shares outstanding

      Common Stock                          3,906,801
     $.01 par value                    As of August 1, 2006

EACO Corporation
Condensed Consolidated Statements of Operations


(Unaudited)		 	  Quarters Ended       Six Months Ended
                         	--------------------  ------------------
				June 28,    June 29,     June 28,   June 29,
	                          2006        2005         2006       2005

Revenues:
  Rental revenue         	$182,100      $32,800    $414,000   $65,600
                                ----------  -----------  ---------  ----------
Total revenues                   182,100       32,800     414,000      65,600
                                ----------  -----------  ---------  ----------

Cost and expenses:
  Depreciation and amortization   74,300       35,800     147,700      83,100
  General and administrative
    	expenses     		 317,300      242,400     685,500     462,900
  Loss on disposition of
	equipment            	     900            -      17,900           -
                                ----------  -----------  ---------  ----------
Total costs and expenses         392,500      278,200     851,100     546,000
                                ----------  -----------  ---------  ----------
     Loss from operations       (210,400)    (245,400)   (437,100)   (480,400)

Investment gain (loss)            52,900        2,100    (112,500)      2,100
Interest and other income        133,700       28,600     451,800      49,500
Interest expense                 (78,000)     (34,800)   (199,100)    (69,700)
                                ----------  -----------  ---------  ----------
     Loss before income taxes   (101,800)    (249,500)   (296,900)   (498,500)
Benefit for income taxes          38,200      213,200     112,500     213,200
                                ----------  -----------  ---------  ----------
     Loss from continuing
     operations                  (63,600)     (36,300)   (184,300)   (285,300)
Discontinued operations:

     Income from discontinued
     operations, net of income
	tax 		              --    2,579,200          --   3,086,400

     Loss on sale of discontinued
     operations, net of income
	tax       		(116,600)          --    (116,600)         --
                                ----------  -----------  ---------  ----------
     Net income (loss)          (180,200)   2,542,900    (300,900)  2,801,100
Undeclared cumulative preferred
  stock dividend                 (19,100)     (19,100)    (38,200)    (38,300)
                                ----------  -----------  ---------  ----------
Net income (loss) available
(attributable) to common
shareholders   			($199,300)  $2,523,800	($339,100) $2,762,800
                                ==========  =========== ==========  ==========

Basic income (loss) per share
       Continuing operations        (0.02)      ($0.01)    ($0.05)     ($0.08)
       Discontinued operations      (0.03)        0.66      (0.03)       0.79
                                ----------  -----------  ---------  ----------
Net Income (loss)                  ($0.05)       $0.65     ($0.08)      $0.71
                                ==========  ===========  =========  ==========
Basic weighted average common
shares outstanding               3,906,800   3,881,900  3,906,800   3,881,900




Diluted income (loss) per share

       Continuing operations          (0.02)      ($0.01)     ($0.05)     ($0.08)
       Discontinued operations        (0.03)        0.63       (0.03)       0.78
                                  ----------   ----------   ---------  ----------
Net income (loss)                    ($0.05)       $0.62      ($0.08)      $0.70
                                  ==========  ==========   ==========  ==========

Diluted weighted average common
shares outstanding                 3,906,800   4,072,900   3,906,800   3,972,800
                                  ==========  ==========   =========   ==========

See accompanying notes to condensed consolidated financial statements.


EACO Corporation
Condensed Consolidated Balance Sheets

						June 28,     December 28,
						  2006           2005
						(Unaudited)
                                                ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents  			$1,632,900     $3,044,700
  Restricted cash - short-term			 2,502,100      3,212,200
  Receivables					   110,500        117,400
  Inventories						 0            300
  Prepaid and other current assets		    70,500         52,600
  Assets held for sale				 1,126,300      1,146,100
                                                ----------    -----------
         Total current assets			 5,442,300      7,573,300

Restricted cash     				   400,000        400,000
Investments, trading				   696,400        318,500
Certificate of deposit				   369,500        369,500
Note receivable, net				 3,588,600      3,738,300

Property and equipment:
     Land					 4,800,300      5,209,400
     Buildings and improvements			 5,558,100      6,769,700
     Equipment					 1,589,300      3,025,700
                                               -----------    -----------
						11,947,700     15,004,800
     Accumulated depreciation			(2,748,200)    (4,801,400)
                                               -----------    -----------
            Net property and equipment		 9,199,500     10,203,400

Deferred tax asset				 1,947,000      1,766,700
Other assets, principally deferred charges,
    net of accumulated amortization		   273,100        357,100
                                               -----------    -----------

					       $21,916,400    $24,726,800

					       ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable				  $110,900        $10,000
     Securities sold, not yet purchased          2,502,100      3,212,200
     Accrued liabilities			    84,500        281,500
     Current portion of workers compensation
	benefit liability			   400,000        400,000
     Current portion of long-term debt		    81,700        136,900
     Liabilities associated with assets held for
	 sale 					 1,029,200      1,057,100
                                               -----------    -----------
         Total current liabilities		 4,208,400      5,097,700

Deferred rent					   281,900        329,700
Deposit liability				    23,300         29,300
Workers compensation benefit liability		   116,700        773,600
Long-term debt					 2,589,000      3,466,400
Deferred tax liability				 2,978,000      2,978,000
                                               -----------    -----------
         Total liabilities			10,197,300     12,674,700

Shareholders' equity:
     Preferred stock of $.01 par; authorized
         10,000,000 shares; outstanding 36,000
         shares at June 28, 2006 and
         December 28, 2005 (liquidation
         value $900,000)			       400            400
     Common stock of $.01 par; authorized
         8,000,000 shares;outstanding
 	 3,906,801 shares at June 28, 2006
	and December 28, 2005			    39,000         39,000
     Additional paid-in capital			10,932,600     10,932,300
     Retained Earnings				   747,100      1,086,200
     Accumulated other comprehensive income            ---         (6,100)
                                               -----------    -----------
            Total shareholders' equity          11,719,100     12,052,100
                                               -----------    -----------

					       $21,916,400    $24,726,800

					       ===========    ===========
  See accompanying notes to condensed consolidated financial statements.



EACO Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)						Six Months Ended
                                              ------------------------------
                                               June 28,	   	  June 29,
                                                 2006		    2005
                                              ------------       ------------
Operating activities:
Net income (loss)				($300,900)        $2,801,100
   Adjustments to reconcile net income (loss)
	to net cash provided by operating
	activities:
        Depreciation and amortization		  147,700            987,100
        Net (gains) losses on investments	  112,500             (2,200)
        Loss on disposition of equipment               --             27,400
        Loss on disposition of property
		held for sale			  186,500                 --
        Amortization of loan fees		   35,300             48,000
        Amortization of deferred gain		  (47,800)           (40,300)
        Amortization of deferred rent                  --             15,900
        Amortization of note receivable discount  (37,300)                --
        Decrease (increase) in:
             Receivables    			    6,900             11,800
             Deferred tax assets		 (180,300)        (3,061,800)
             Inventories			      300            (16,300)
             Prepaids and other current assets	  (17,900)               800
             Investments			 (325,900)                --
             Other assets			   11,600            (15,600)
        Increase (decrease) in:
             Accounts payable			  100,900             84,400
             Securities sold, not yet purchased  (811,100)                --
             Accrued liabilities	         (197,000)          (276,900)
             Deferred gain			   		      66,000
             Deposit liability			   (6,000)            24,000
             Liabilities with assets held for
		sale				  (16,800)
             Workers compensation benefit
		liability			 (656,900)          (137,100)
                                                ----------        -----------
Net cash provided by (used in) operating
	activities			       (1,996,900)	      516,300
                                                ----------        -----------
Investing activities:
   Net purchases of investments                         --            (69,500)
   Restricted cash				   710,000                 --
   Proceeds from securities sold, not yet
	purchased             				--             66,500
   Capital expenditures                                 --           (987,800)
   Store cash within assets held for sale               --            (23,200)
   Principal receipts on note receivable           187,000                 --
   Proceeds from sale of property held for sale    750,000                 --
   Expenses from sale of property held for sale    (54,700)                --
   Expenses from closing of restaurants             (6,400)                --
                                                ----------         ----------
Net cash provided by (used in) investing
	activities				 1,585,900         (1,014,000)
                                                ----------         ----------
Financing activities:
   Proceeds from sale-leaseback			   (21,100)         2,600,000
   Payments on long-term debt			  (932,600)        (1,404,000)
   Payment of sale-leaseback costs                      --           (160,000)
   Preferred stock dividend			   (38,200)           (38,300)
   Payment on capital lease			    (8,900)           (22,800)
                                                 ----------         ----------
Net cash provided by (used in) financing
	activities				(1,000,800)           974,900
                                                 ----------         ----------
Net increase (decrease) in cash and cash
	equivalents				(1,411,800)           477,200
Cash and cash equivalents - beginning of
	period					 3,044,700            151,100
                                                 ----------         ----------
Cash and cash equivalents - end of period       $1,632,900         $  628,300

					         ==========         ==========
Building acquired under capital lease           $       --         $1,475,000

				 	         ==========         ==========
Supplemental disclosures of cash flow
	information:
    Cash paid during the six months for interest   $195,900           $868,900

					 	 ==========         ==========


See accompanying notes to condensed consolidated financial statements.

                        EACO CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 28, 2006

                           (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and twenty-six week periods ended June 28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2007. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2005.

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

Due to the asset sale, the Company has exited the restaurant business and the results of the sixteen restaurants sold have been segregated from continuing operations in the Condensed Consolidated Statements of Operations and reported as discontinued operations. The Company has restricted cash of $400,000 in escrow set aside for the potential payment of broker commissions which are currently subject to litigation. See Note 9 - Legal Matters. The ultimate amount of gain recognized on the asset sale may be reduced based on the outcome of such litigation.

On April 28, 2006, the Company completed the sale of one of its real estate holdings in Tampa, Florida to Kendall & Taylor
Properties, LLC ("Kendall"). The real estate holdings had no operations during the quarter and six months ended June 28, 2006.
The sale between the Company and Kendall is summarized as follows:


Proceeds from sale                                $750,000
Transactions expenses
   Broker fees                                      45,000
   Other divestment related cost		     9,700
						   -------

Total transaction expenses			    54,700
						   -------

Net proceeds                                       695,300
Net assets sold                                   (881,800)
						   -------

Loss on sale before income tax benefit            (186,500)
Estimated income tax benefit                        69,900
						   -------


Loss on sale after income tax benefit            ($116,600)


For the quarter and six months ended June 29, 2005, operating results of the discontinued operations are summarized below:

                                   Quarter Ended	Six Months Ended
                                      June 29,		    June 29,
                                        2005                  2005
                                  ------------------    -------------------
Revenues                             $9,085,900		   $19,161,300
Costs and expenses                   (8,997,700)	   (18,152,100)
Interest and other income                48,800                 51,300
Interest expense                       (406,400)              (822,700)
                                    -----------	          ------------
Income before income taxes             (269,400)	       237,800
Income tax benefit (expense)          2,848,600              2,848,600
                                    -----------           ------------
Income (loss) from discontinued
  operations, net of income taxes    $2,579,200             $3,086,400
                                    ===========           ============


Assets and liabilities of discontinued operations are as follows:

	                              June 28,		December 28,
                                        2006		    2005
                                   ---------------     ---------------
Assets
  Current assets                     $      ---         $    19,000
  Property and equipment, net         1,126,300           1,127,100
                                    -----------         -----------
  Total assets held for sale         $1,126,300         $ 1,146,100
                                    -----------         -----------
Liabilities
  Current liabilities               $     1,300         $    20,300
  Deferred rent                          87,000              87,000
  Obligations under capital lease       940,900             949,800
                                    -----------         -----------
  Total liabilities associated
  with assets held for sale         $ 1,029,200         $ 1,057,100
                                    -----------         -----------


The remaining assets held for sale and associated liabilities included in the unaudited balance sheet as of June 28, 2006 relate to one restaurant that was included in the sale to Banner, where the Company's landlord did not consent to the assignment of the Company's lease; accordingly, the Company still maintains the assets and liabilities of the restaurant and Banner operates the restaurant under a management agreement. With respect to this restaurant, the Company and Banner agreed to continue to pursue assignment of the lease and Banner is obligated to buy the assets subject to the lease pursuant to a purchase option under the terms of the lease, between September and November 2006.

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

The components of deferred taxes at June 28, 2006 are summarized below:

					June 28,
					  2006
                                       -------------
Deferred tax assets:
Net operating loss			$1,184,000
Federal and state tax credits		   694,200
Accruals not currently deductible	   548,300
Excess of book over tax depreciation	   214,700
                                        ----------

				         2,641,200
Valuation allowance			  (694,200)
                                        ----------
Total deferred tax assets	         1,947,000
                                        ----------
Deferred tax liabilities:
Unrealized gain (loss)on investment      2,978,000
                                        ----------
Net deferred tax liability              $1,031,000

 					==========


Note 4.  Earnings (Loss) Per Share

The following table provides details of the calculation of basic and diluted income (loss) per common share:

		                   Quarter Ended             Six Months Ended
                                  June 28,    June 29,     June 28,     June 29,
                                   2006         2005         2006         2005
                                  ------------------------ ----------------------
EPS from continuing operations -
	basic:
   Loss from continuing
	operations 		 $  (63,600)    $(36,300)   $ (184,300) $ (285,300)
    Less:   preferred stock
	dividends                   (19,100)     (19,100)      (38,200)    (38,300)




Income (loss) from continuing
	operations for basic
	EPS computation          $  (82,700)    $(55,400)   $ (222,500) $ (323,600)
                                 ===========  ===========   ===========  ==========


Weighted average shares outstanding
    for basic EPS computation     3,906,800    3,881,900     3,906,800   3,881,900
                                ===========  ===========   ===========  ==========

Earnings (loss) per common share from
   Continuing operations -
	basic                   $    (0.02)      $(0.01)  $     (0.05) $    (0.08)
                                ===========  ===========   ===========  ==========

EPS from continuing operations -
	diluted:
     Loss from continuing
	operations                  (63,600)   $(36,300)   $  (184,300) $ (285,300)
     Less: preferred stock
	dividends                   (19,100)    (19,100)       (38,200)    (38,300)
Income (loss) from continuing
	operations    		 -----------  ----------    -----------  ----------
     For diluted EPS computation    (82,700)    (55,400)      (222,500)   (323,600)
                                 ===========  ==========    ===========  ==========

Weighted average shares outstanding
      For diluted EPS computation 3,906,800    4,072,900     3,906,800   3,972,800
                                 ==========  ===========   ===========  ===========

Earnings (loss) per common shares from
     Continuing operations -
	diluted                      (0.02)        (0.01)        (0.05)      (0.08)
                                ===========   ===========   ===========  ===========


Due to the Company's net losses for the quarter and six months ended June 28, 2006, potentially dilutive securities totaling 1,000,000 shares for both periods are antidilutive and have been excluded from the computation of diluted earnings per share for those periods.

Note 5.  Note Receivable

The note receivable arose from the prior year sale to Banner, has a current outstanding balance of $3,813,000 and is carried net of unamortized discount totaling $224,400. See Note 2. The note bears interest at 8.0%. Interest-only payments on the note are due until June 30, 2007, when principal payments begin as detailed below. The note matures on June 30, 2009, and is collateralized by restaurant equipment valued at less than $1 million. See also Note 12 - Subsequent Events.

In consideration of the note not being fully collateralized, management has determined that the note receivable was issued at a below market interest rate, and estimated that market conditions in effect at the date of the sale would have resulted in an estimated market interest rate of 12% for the unsecured portion of the note. Accordingly, all future payments due under the note have been discounted to the date of the note, resulting in the recognition of an unamortized discount of $299,100, which is being recognized as interest income over the life of the note. For the six months ended June 28, 2006, interest income recognized on the Banner note was $176,500, including $37,400 of the unamortized discount recognized as interest income. The amount of the unamortized discount at June 28, 2006 was $224,400.

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

The gross carrying amount of the deferred financing costs was $71,900 as of June 28, 2006 and December 28, 2005. Accumulated amortization related to deferred financing costs was $28,500 and $26,700 as of June 28, 2006 and December 28, 2005, respectively. Amortization expense was $900 and $10,800 for the quarters ended June 28, 2006 and June 29, 2005, respectively. Amortization expense was $1,800 and $48,000 for the six months ended June 28, 2006 and June 29, 2005, respectively. The decrease in 2006 was due to the reduction of the gross carrying cost resulting from the Asset Sale. Amortization expense for each of the next five years is expected to be $3,500.

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

A primary investment strategy used by the Company in 2005 and 2006 consisted of short-selling of securities, which results in obligations to purchase securities at a later date. As of June 28, 2006, the Company's total obligation for these securities sold, not yet purchased was $2,502,100, compared to $3,212,200 at December 28, 2005. The Company recognized net losses on securities sold, not yet purchased of $35,000 and $0 in the quarters ended June 28, 2006 and June 29, 2005, respectively. The Company recognized net losses on securities sold, not yet purchased of $77,000 and $0 in the six months ended June 28, 2006 and June 29, 2005, respectively.

Note 8.  Reclassifications

Certain items in the prior interim financial statements have been reclassified to conform to the 2006 presentation.

Note 9.  Legal Matters

In connection with the sale to Banner in fiscal 2005, a broker has demanded a commission payment of $3.5 million. The Company has filed suit against the broker in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the claim. In addition, in August 2005, the Company was sued by another broker who claims that a commission of $749,000 is payable to him as a result of the sale transaction. The Company is vigorously defending both of these claims. Due to the fact that management cannot predict the outcome or the possible payments, if any, awarded under these legal proceedings, no charge to earnings has been made in the accompanying financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Pursuant to the disclosure requirements of SFAS 148, the following table provides an expanded reconciliation for the quarter and six-months ended June 29, 2005:


                                        Quarter Ended    Six Months Ended
                                        June 29, 2005      June 29, 2005
                                    ------------------  -------------------
Net earnings (loss), as reported         $2,542,900           2,801,100
  Stock based compensation expense
    included in net income,
    net of tax                                   --                  --
  Deduct: Total stock-based
  compensation expense
  determined under fair value,
  net of tax                                     --                  --
                                       ------------       -------------
Pro forma net earnings (loss)            $2,542,900           2,801,100

Undeclared cumulative preferred
  stock dividend                            (19,100)            (38,200)
                                       ------------       -------------

Earnings (loss) per share
  Basic as reported                    $       0.65       $        0.71
  Basic pro forma                      $       0.65       $        0.71
Diluted as reported                    $       0.62       $        0.70
Diluted pro forma                      $       0.62       $        0.70



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

Stock option transactions for our stock plan for the six-months ended June 28, 2006 are summarized as follows:


                                  Number    Weighted      Weighted
                                  of        Average       Average
                                  Options   Exercise      Remaining
				            Price         Life

Outstanding at December 28, 2005   32,500        2.08      2.68
Granted                                 -           -         -
Forfeited                               -           -         -
Exercised                               -           -         -
				   -------
Outstanding at June 28, 2006       32,500        2.08      2.68
  				   =======
Options exercisable at June 28,
	2006			   32,500	 2.08	   2.68
				   ======


The following table summarizes information about fixed stock options outstanding at June 28, 2006:


   Year        Exercise     Options      Options       Weighted
  Granted       Price     Outstanding  Exercisable     Average
                                                      Remaining
                                                       Line (In
                                                        years)

   1996          2.81            2,000        2,000      1.0
   1997          3.28            2,000        2,000      2.0
   1999          2.00           25,000       25,000      3.8
   1999          1.50            3,500        3,500      3.9
				------       ------
                                32,500       32,500
				======       ======


During the six-months ended June 28, 2006, the Company awarded no stock options and thus, recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified, repurchased, or cancelled after December 28, 2005. During the six-months ended June 28, 2006, no stock options were exercised, and therefore, no cash was received from stock option exercises.

Note 11.  Preferred Stock

The Company has outstanding 36,000 shares of Series A
Cumulative Convertible Preferred Stock with a dividend rate of 8.5%. For the three and six months ended June 28, 2006, the Board of Directors declared and the Company paid dividends in the amount of 19,100 and 38,200 respectively.
In the quarter ended June 28, 2006, the Board of Directors declared and the Company paid dividends in the amount of $19,100. The balance of undeclared cumulative preferred dividends at June 28, 2006 was $19,100.

Note 12.  Subsequent Events

When the Company sold its 16 restaurants to Banner Buffets LLC ("Banner") as of June 30, 2005, the Company received back Banner's Promissory Note ("Note") in the principal amount of $4,000,000. The Note bears interest at 8.0% per annum payable monthly. Principal payments of $1,500,000 are due on June 30, 2007 and June 30, 2008, with all unpaid principal and interest due on June 30, 2009. The Note is secured by restaurant equipment at the restaurants sold to Banner. Management estimates the value of the restaurant equipment to be less than $1,000,000.

     Banner has occasionally been late in making interest payments but it was current as of July 31, 2006. In addition, Banner made one $187,000 prepayment of principal required by its lender.

     On July 17, 2006, representatives of Banner came to the Company's office to meet with management. The Banner representatives said that cash flow pressures were going to force them to close all of the restaurants before the weekend because they could not make the upcoming payroll and insurance payments. In order to protect the Company's interest in the Note, Banner suggested several restructuring possibilities one of which would have involved a cash payment from the Company to Banner to provide funds to support their short-term cash operating requirements.

     The Company responded that it would not make a cash payment to Banner but would consider other proposals and requested that Banner submit them in writing. Banner indicated that such other proposals might include a request for the Company to subordinate its Note to other Banner financing arrangements or a request for the Company to discount the note which would result in reduced future Note payments to the Company. As of August 4, 2006, the Company had not received a proposal from Banner. At the date of the meeting, Banner had closed 3 of the 16 restaurants it had purchased from the Company. At July 26, 2006, the Company believes that Banner has closed 1 additional restaurant but is operating the remainder.

     The Company has always expected that the funds to repay the Note would come from the successful operation of the purchased restaurants. Company management will closely monitor payments under the Note and the operations of Banner and will consider any proposals that Banner may make with respect to the Note. The interest payment under the Note due on August 1, 2006 had not been paid as of August 11 and the Company has sent a demand for payment.

On July 4, 2006, the Company entered into a lease agreement with NES Real Estate Management, Inc for the lease of one of the recently acquired income-producing properties in Sylmar, California (previously occupied by Affholder). The lease is a 10-year lease to commence on October 1, 2006 and end on September 30, 2016 with base rent of $37,000/month with annual rent increase starting with October 1, 2007 thru October 1, 2014.

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

Prior to and as of December 28, 2005, the Company classified its existing marketable equity securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Subsequent to year-end, the Company changed its pattern of investing to purchasing investments for the purpose of trading them often with the objective of generating profits on short-term differences in price. The change in the pattern indicated above triggered a change in the classification of Company's investments, from the "available-for-sale" category to "trading". Pursuant to SFAS No. 115, the transfer of investments between categories shall be accounted for at fair value at the date of the transfer and the unrealized holding gain or loss of $6,100 shall be recognized in earnings effective December 29, 2005.

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


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 28, 2006 VERSUS JUNE 29, 2005


     The Company experienced an increase of 455% in rental revenue during the second quarter of 2006 compared to the second quarter of 2005, due to the acquisition of rental property in Sylmar, California during the fourth quarter of 2005.

     Depreciation and amortization expenses increased 107% due to the acquisition of the Sylmar, California property. General and administrative expenses, such as payroll, payroll related costs and insurance, increased 30.9% due to increases in legal and other professional fees versus the second quarter of 2005.

     Interest and other income increased to $133,700 due to the interest received on the $4,000,000 note receivable from Banner.

     Interest expense increased to $78,000 in the second quarter of 2006 from $34,800 in the same quarter of 2005, due to the acquisition of the Sylmar property and rising interest rates.

  The Company recognized an income tax benefit of $72,100 and $2,848,600 for the quarter ended July 28, 2006 and June 29, 2005, respectively.

     The Company invests a portion of its available cash in marketable securities. The Company maintains an investment account to effect these transactions. Investments are made based on a combination of fundamental and technical analysis primarily using a value-based investment approach. The holding period for investments usually ranges from 30 days to 24 months. Management also purchases marketable securities using margin debt. In determining whether to engage in transactions on margin, the Company's Chairman evaluates the risk of the proposed transaction and the relative returns offered thereby. If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. The Company's Chairman reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the second quarter of 2006 included realized losses from the sale of marketable securities of $80,200 and unrealized gains of $133,100. During the second quarter of 2005 the company had realized gains from the sale of marketable securities of $2,100 and no unrealized gains or losses.

     As previously reported, all significant restaurant operations were sold on June 30, 2005. All income and expense items related to those restaurants were reclassified as income from discontinued operations for the second quarter of 2005.

     The net loss was $180,200 in the second quarter of 2006, compared to net income of $2,542,900 in the second quarter of 2005. Loss per share for the quarter was 5 cents in 2006 compared to earnings per share of 65 cents in 2005.

SIX MONTHS ENDED JUNE 28, 2006 VERSUS JUNE 29, 2005

     The Company experienced an increase of 531% in rental revenue during the first six months of 2006 compared to the first six months of 2005, due to the acquisition of rental property in Sylmar, California during the fourth quarter of 2005.

     Depreciation and amortization expenses increased 78% due to the acquisition of the Sylmar, California property. General and administrative expenses, such as payroll, payroll related costs and insurance, increased 48.1% due to increases in legal and other professional fees in the first six months of 2006 versus the first six months of 2005, as well as, expenses related to closing the corporate offices in Florida and moving them to Anaheim, California.

     Interest and other income increased to $451,800 due to the interest received on the $4,000,000 note receivable from Banner and a settlement made with a tenant from one of the Company's properties that vacated the premises prior to the completion of their lease term.

     Interest expense increased to $199,100 in the first six months of 2006 from $69,700 in the first six months of 2005, due to the acquisition of the Sylmar property and rising interest rates.

      The Company recognized an income tax benefit of $108,100 and $2,848,600 for the six months ended July 28, 2006 and June
29, 2005, respectively.


     The results for the first six months of 2006 included realized losses from the sale of marketable securities of $82,300 and unrealized losses of $30,200. During the first six months of 2005 the company had realized gains from the sale of marketable securities of $2,100 and no unrealized gains or losses.

     As previously reported, all significant restaurant operations were sold on June 30, 2005. All income and expense items related to those restaurants were reclassified as income from discontinued operations for the second quarter of 2005.

     The net loss was $300,900 in the first six months of 2006, compared to net income of $2,801,100 in the first six months of 2005. Loss per share for the six months was 8 cents in 2006 compared to earnings per share of 71 cents in 2005.

     Effective April 1, 2006, the Company's corporate office was moved from Neptune Beach, Florida to Anaheim, California. The Company is leasing space from Bisco Industries, Inc.("Bisco"), the wholly owned company of the Company's Chairman of the Board of Directors and Chief Executive Officer, Glen Ceiley. The Company has also entered into an agreement with Bisco whereas Bisco will provide accounting and other administrative services to the Company in exchange for a fee. Through June 28, 2006, Bisco had billed the Company $27,500.



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

     As of June 28, 2006, the Company had total cash and cash equivalents of $4,135,000. Of this total, $4,035,800 was invested in brokerage money market accounts. However, $2,502,100 of the brokerage accounts cash resulted from the sale of securities sold, not yet purchased ("short sales"), which is included as a liability on the Company's balance sheet at June 28, 2006. Accordingly, the Company will require this cash to cover the short sales liability, and therefore the $2,502,100 is not available for the Company's use and is classified as restricted. The balance of the cash in the brokerage accounts is available for use by the Company.

     The Company purchased a property in November 2005 (the "California Property") for $8.3 million. The transaction was structured as a like-kind exchange transaction under
Section 1031 of the Internal Revenue Code, which resulted in the deferral of an estimated $1 million in income taxes payable from the Asset Sale. The Company assumed a loan on the property for $1.8 million with a variable interest rate equal to prime. The property includes one industrial tenant with rental income of approximately $240,000 per year. As of April 30, 2006 one of the tenants vacated the premises at the expiration of their lease term, as anticipated before purchase of the property. The Company has since leased this property to a new tenant at a substantially higher monthly rental amount. Rent commences on October 1, 2006.

     At June 28, 2006, the Company had working capital of $1,233,900 compared to $2,475,600 at December 28, 2005. The decrease was due to workers compensation claims paid during the first six months of 2006. Cash used in operating activities was $2,051,600 in the first six months of 2006 compared to cash provided by operations of $516,300 in the first six months of 2005, primarily due to the net loss in the first six months of 2006 compared to the net income in the first six months of 2005.

     The Company had no capital expenditures in the first quarter of 2006. The Company is not budgeting for any capital expenditures for 2006 except for tenant acquisition and improvement costs associated with the California property.

     In June 2004, the Company sold 145,833 shares of its Common Stock directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total purchase price of $175,000 cash. In September 2004, the Company sold 36,000 shares of the Company's newly authorized Series A Cumulative Convertible Preferred Stock at a price of $25 per share, for a total purchase price of $900,000 cash. The Preferred Stock was sold to the Company's Chairman. Dividends are paid quarterly when declared by the Company's Board of Directors. The Company paid a declared dividend of $19,100 during the second quarter of 2006. Undeclared dividends as of June 28, 2006 were $19,100.

     The Company is required to pledge collateral for its workers' compensation self insurance liability with the Florida Self Insurers Guaranty Association. The Company increased this collateral by $69,500 during the first quarter of 2005, and now has a total of $1.37 million pledged collateral. Bisco Industries, Inc. ("Bisco") provides $1 million of this collateral. EACO Corporation's Chairman of the Board of Directors and Chief Executive Officer, Glen Ceiley, is the President of Bisco.

     After the asset sale, the Company terminated its self-insurance program. No further claims were incurred after June 29, 2005. The Company's liability for Workers' Compensation is expected to decrease and the Company should be able to reduce its required collateral deposits accordingly.

     The Company has entered into a loan agreement with GE
Capital and assumed a loan with Citizen's Bank pertaining to the California Property. As of June 28, 2006, the outstanding balance due under the Company's loan with GE Capital was $889,600 and with Citizen's Bank was $1,781,000. The weighted average interest rate for these loans is 8.2% for the quarter ended June 28, 2006.

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


RECENT DEVELOPMENTS

     On July 17, 2006, representatives of Banner came to the Company's office to meet with management. The Banner representatives said that cash flow pressures were going to force them to close all of the restaurants before the weekend because they could not make the upcoming payroll and insurance payments. In order to protect the Company's interest in the Note, Banner suggested several restructuring possibilities one of which would have involved a cash payment to Banner. See Note 12 for further discussion.


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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          There are no material pending legal proceedings to which the Company is a party or to which any of our properties are subject; nor are there material proceedings known to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any of our directors, officers, affiliates or any principal security holders, or any associate of any of the foregoing,is a party or has an interest adverse to us, except as set forth below.
          In connection with the sale to Banner, a broker has demanded a commission payment of $3.5 million. The Company filed suit against the broker on July 11, 2005 in Duval County Circuit Court in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the claim. In addition, in August 2005, the Company was sued in Miami-Dade County Circuit Court by another broker who claims that a commission of $749,000 is payable to him as a result of the sale to Banner. The Company plans to vigorously defend both of these claims. Due to the fact that management cannot predict the outcome or the possible payments awarded under these legal proceedings, no charge to earnings has been made in the quarterly financial statements.

Item 1A   Risk Factors
          No material changes.

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          At the Company's annual meeting held on June 20, 2006 each of the Company's current Board members, Glen Ceiley, Jay Conzen, Stephen Catanzaro and William Means were re-elected to the Board.

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


                                    EACO CORPORATION
                                    (Registrant)


                                    /s/ Glen Ceiley
		                   ---------------------
Date:  August 14, 2006             Glen Ceiley
                                   Chief Executive Officer
                                   (Principal Executive Officer &
                                   Principal Financial Officer)