Form 10-Q
period 2006-09-27
EACO CORP
filed 2006-11-20
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File No. 0-14311

EACO CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida No.	59-2597349
State of Incorporation	Employer Identification No.

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer Accelerated Filer Non-accelerated Filer	☐ ☐ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Number of shares outstanding
Common Stock $.01 par value	3,910,264 As of November 15, 2006

EACO Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Quarters Ended		Nine Months Ended
	Sept 27, 2006	Sept 28, 2005	Sept 27, 2006	Sept 28, 2005
Revenues:
Rental revenue	$157,500	$46,800	$571,700	$112,300
Total revenues	157,500	46,800	571,700	112,300

Cost and expenses:
Depreciation and amortization	70,800	61,900	218,500	145,100
General and administrative expenses	446,600	310,000	1,169,600	769,000
Provision for loss on note receivable and bad debt expense	3,107,900	—	3,103,200	—
Loss on disposition of equipment	8,400	—	26,300	—
Total costs and expenses	3,633,700	371,900	4,517,500	914,100
Loss from operations	(3,476,000)	(325,100)	(3,945,800)	(801,800)

Investment gain (loss)	137,800	56,000	25,200	58,100
Net interest and other income	73,700	225,900	525,500	275,500
Interest expense	(143,900)	(34,900)	(343,000)	(104,500)
Loss from continuing operations before income taxes	(3,408,400)	(78,100)	(3,738,100)	(572,700)
Benefit for income taxes	1,031,000	29,400	1,143,500	215,700
Loss from continuing operations	(2,377,400)	(48,700)	(2,594,600)	(357,000)
Discontinued operations:

Income from (loss) discontinued operations, net of income tax	—	(151,500)	—	132,300

Income (loss) on sale of discontinued operations, net of income tax	—	7,567,700	(116,600)	10,393,300
Net income (loss)	(2,377,400)	7,416,200	(2,711,200)	10,168,600
Undeclared cumulative preferred stock dividend	(19,100)	(19,100)	(57,300)	(57,400)
Gain (loss) from discontinued operations	—	7,416,200	(116,600)	10,525,600
Net income (loss) available (attributable) to common shareholders	$(2,396,500)	$7,348,400	$(2,768,500)	$10,111,200

Basic income (loss) per share:
Continuing operations	(0.61)	$(0.01)	$(0.68)	$(0.09)
Discontinued operations	(0.00)	1.90	(0.03)	2.71
Net Income (loss)	$(0.61)	$1.89	$(0.71)	$2.62
Basic weighted average common shares outstanding	3,906,800	3,889,000	3,906,800	3,884,300

Diluted income (loss) per share:
Continuing operations	(0.61)	$(0.01)	$(0.68)	$(0.08)
Discontinued operations	(0.00)	1.69	(0.03)	2.52
Net income (loss)	$(0.61)	$1.68	$(0.69)	$2.44
Diluted weighted average common shares outstanding	3,906,800	4,379,900	3,906,800	4,172,800

See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Balance Sheets

	September 27, 2006 (Unaudited)	December 28, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,064,700	$3,044,700
Restricted cash - short-term	928,000	3,212,200
Receivables, net	143,900	117,400
Inventories	—	300
Prepaid and other current assets	46,400	52,600
Assets held for sale	2,641,100	1,146,100
Total current assets	4,824,100	7,573,300

Restricted cash	400,000	400,000
Investments, trading	903,200	318,500
Certificate of deposit	369,500	369,500
Note receivable, net	573,200	3,738,300

Property and equipment:
Land	4,800,300	5,209,400
Buildings and improvements	5,558,100	6,769,700
Equipment	1,589,300	3,025,700
	11,947,700	15,004,800
Accumulated depreciation	(2,801,400)	(4,801,400
Net property and equipment	9,146,300	10,203,400

Deferred tax asset, net	2,978,000	1,766,700
Other assets, principally deferred charges, net of accumulated amortization	552,000	357,100
	$19,746,300	$24,726,800
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,000	$10,000
Securities sold, not yet purchased	928,000	3,212,200
Accrued liabilities	230,900	281,500
Current portion of workers compensation benefit liability	400,000	400,000
Current portion of long-term debt	78,100	136,900
Liabilities associated with assets held for sale	2,545,600	1,057,100
Total current liabilities	4,286,600	5,097,700
Deferred rent	275,000	329,700
Deposit liability	89,500	29,300
Workers compensation benefit liability	256,900	773,600
Long-term debt	2,570,600	3,466,400
Deferred tax liability	2,978,000	2,978,000
Total liabilities	10,456,600	12,674,700
Shareholders' equity:
Preferred stock of $.01 par; authorized 10,000,000 shares; outstanding 36,000 shares at September 27, 2006 and December 28, 2005 (liquidation value $900,000)	400	400
Common stock of $.01 par;authorized 8,000,000 shares; outstanding 3,906,801 shares at September 27, 2006 and December 28, 2005	39,000	39,000
Additional paid-in capital	10,932,600	10,932,300
Retained earnings (deficit)	(1,682,300)	1,086,200
Accumulated other comprehensive income	—	(6,100)
Total shareholders' equity	9,289,700	12,052,100
	$19,746,300	$24,726,800

See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Nine Months Ended
	September 27,	September 28,
	2006	2005
Operating activities:
Net income (loss)	$(2,711,200)	$10,168,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	165,800	1,053,700
Net gains on investments	(19,200)	(58,100)
Loss on disposition of equipment	(6,400)	(3,800)
Loss on disposition of property held for sale	116,600	—
Amortization of loan fees	52,800	48,600
Amortization of deferred gain	(54,700)	(40,300)
Amortization of deferred rent	17,100	—
Amortization of below market leases	(24,000)	—
Loss from closing restaurants	(26,300)	—
Note receivable discount	—	299,100
Amortization of note receivable discount	(56,100)	(18,700)
Provision for loss on note receivable and bad debt expense	3,103,200	—
Decrease (increase) in:
Receivables	(26,500)	(74,600)
Deferred tax assets	(1,143,500)	—
Inventories	300	232,200
Restricted cash	—	(400,000)
Note receivable	—	(4,000,000)
Prepaids and other current assets	6,200	394,200
Investments	(523,200)	—
Other assets	(284,900)	(2,500)
Increase (decrease) in:
Accounts payable	94,000	(1,026,700)
Securities sold, not yet purchased	(2,340,400)	—
Accrued liabilities	(50,600)	(1,335,400)
Deferred gain	—	66,000
Deferred rent	—	(79,200)
Deposit liability	60,200	24,000
Liabilities associated with assets held for sale	(17,400)	—
Workers compensation benefit liability	(516,700)	(290,100)
Deferred income tax liability	—	1,199,200
Net cash provided by (used in) operating activities	(4,123,800)	6,156,200
Investing activities:
Net purchases of investments	—	(129,500)
Restricted cash	2,284,200	—
Proceeds from securities sold, not yet purchased	—	2,753,200
Capital expenditures	—	(2,352,400)
Principal receipts on note receivable	187,000	—
Proceeds from sale of property held for sale	750,000	16,876,300
Proceeds from sale of property and equipment	—	1,326,200
Net cash provided by investing activities	3,183,500	18,473,800
Financing activities:
Proceeds from sale-leaseback	(18,900)	2,600,000
Payments on long-term debt	(954,600)	(13,859,800)
Payment of sale-leaseback costs	—	(160,000)
Preferred stock dividend	(57,300)	(57,400)
Payment on capital lease	(8,900)	(29,200)
Stock options exercised	—	29,300
Net cash used in financing activities	(1,039,700)	(11,477,100)
Net increase (decrease) in cash and cash equivalents	(1,980,000)	13,152,900
Cash and cash equivalents - beginning of period	3,044,700	151,100
Cash and cash equivalents - end of period	$1,064,700	$13,304,000
Building acquired under capital lease	$—	$1,475,000
Supplemental disclosures of cash flow information:
Cash paid during the nine months for interest	$205,500	$1,022,200

See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2006
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the thirteen and thirty-nine week periods ended September 27, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2006. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2005.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany profits, transactions and balances have been eliminated.

Note 2.    Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company accounts for the results of operations of a component of an entity that has been disposed or that meets all of the “held for sale” criteria, as discontinued operations, if the component’s operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The “held for sale” classification requires having the appropriate approvals by management, Board of Directors and shareholders, as applicable, and meeting other criteria. When all of these criteria are met, the component is then classified as “held for sale” and its operations are reported as discontinued operations.

On June 30, 2005 (the first day of the Company’s third quarter of 2005), the Company completed the sale of substantially all of its operating restaurants to Banner Buffets, LLC (“Banner” or “the Buyer”). The sale of sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations was made pursuant to an asset purchase agreement dated February 22, 2005. Prior to this transaction, no material relationship existed between the Company and Banner. The total purchase price was approximately $29,950,000, consisting of $25,950,000 in cash at closing and a promissory note for $4,000,000. Prior to September 15, 2006, the note accrued interest at 8.0% payable monthly and was partially secured by restaurant equipment. (see Note 5). The Buyer also assumed obligations under capital leases of approximately $4.5 million.

The sale transaction between the Company and Banner is summarized as follows:

Proceeds from sale	$29,950,000

Transaction expenses:
Legal fees	294,400
Investment banker fees	21,200
Other divestment related costs	141,600

Total transaction expenses	457,200

Net proceeds	29,492,800
Net assets sold	(17,465,400)

Unamortized discount on note receivable (See Note 5)	(299,100)

Gain on sale before income tax	11,728,300
Estimated income tax (*)	(1,335,000)

Gain on sale after income tax	$10,393,300

(*) Represents the effect of $4,304,400 in estimated taxes from the transaction, net of the change in the Company’s deferred tax asset valuation allowance of $2,969,400, principally the utilization of net operating losses (“NOL’s”), in connection with the sale. The change in the deferred tax asset valuation allowance was recognized in the second quarter.

Due to the asset sale, the Company has exited the restaurant business and the results of the sixteen restaurants sold were segregated from continuing operations in the Condensed Consolidated Statements of Operations and reported as discontinued operations. The Company has restricted cash of $400,000 in escrow set aside for the potential payment of broker commissions which are currently subject to litigation. See Note 9 - Legal Matters. The ultimate amount of gain recognized on the asset sale may be reduced based on the outcome of such litigation.

For the nine months ended September 27, 2006 and the quarter and nine months ended September 28, 2005, operating results of the discontinued operations are summarized below:

	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 28, 2005	September 28, 2005	September 27, 2006
Revenues	$400	$19,161,800	—
Costs and expenses	(252,100)	(18,186,600)	—
Interest and other income	48,000	99,200	—
Interest expense	(39,400)	(862,200)	—
Income (loss) before income taxes	(243,100)	212,200	—
Income tax benefit (expense)	91,600	(79,900)	—
Income (loss) from discontinued operations, net of income taxes	$(151,500)	$132,300	$—
Gain on sale of discontinued operations, net of income taxes
Gain (loss) before income taxes	11,949,700	11,728,300	(186,500)
Income taxes:
Transaction taxes	(4,387,500)	(4,304,400)	—
Change in deferred tax valuation allowance	5,500	2,969,400	69,900
Income from discontinued operations	$7,416,200	$10,525,600	$(116,600)

Assets and liabilities of discontinued operations are as follows:

	September 27, 2006	December 28, 2005
	(Uaudited)

Assets
Current assets	$—	$19,000
Property and equipment, net	2,641,100	1,127,100
Total assets held for sale	$2,641,100	$1,146,100
Liabilities
Current liabilities	$1,300	$20,300
Deferred rent	87,000	87,000
Obligations under capital lease	2,535,600	949,800
Total liabilities associated with assets held for sale	$2,545,600	$1,057,100

The remaining assets held for sale and associated liabilities included in the unaudited balance sheet as of September 27, 2006 relate to two properties: (i) one restaurant that was included in the sale to Banner, where the Company’s landlord did not consent to the assignment of the Company’s lease; accordingly, the Company still maintains the assets and liabilities of the restaurant and Banner operates the restaurant under a management agreement. With respect to this restaurant, the Company and Banner agreed to continue to pursue assignment of the lease and Banner is obligated to buy the assets subject to the lease pursuant to a purchase option under the terms of the lease, between September and November 2006. On September 15, 2006, Banner filed for bankruptcy protection under Chapter 11. See Note 5. The management agreement the Company and Banner agreed to expired on September 30, 2006. As of that date, Banner was continuing operations in that store. The Company is currently reviewing all legal options related to this property. (ii) oe restaurant that was included in the sale to Banner, where the Company’s landlord did consent to the assignment of the Company’s lease; however, did not release the Company from liability should Banner fail to meet its obligations. In September 2006, the bankruptcy court rejected the lease for this store, thus releasing Banner from any further obligation and accordingly, the Company has recorded the asset and related liabilities on the balance sheet. The Company is currently exploring all legal options related to this property.

Note 3.    Income Taxes

Income taxes are calculated using the liability method specified by SFAS No. 109, "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized. As of September 27, 2006, a valuation allowance of $694,200 was provided against the balance of deferred tax assets.

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

The components of deferred taxes at September 27, 2006 are summarized below:

September 27, 2006
Deferred tax assets:
Net operating loss	$2,711,200
Federal and state tax credits	694,200
Accruals not currently deductible	548,300
Excess of book over tax depreciation	214,700
4,168,400
Valuation allowance	(1,190,400)
Total deferred tax assets	2,978,000
Deferred tax liabilities:
Unrealized gain (loss)on investment	2,978,000
Net deferred tax liability	$2,978,000

Note 4.    Earnings (Loss) Per Share

The following table provides details of the calculation of basic and diluted income (loss) per common share:

	Quarter Ended		Nine Months Ended
	Sept 27, 2006	Sept 28, 2005	Sept 27, 2006	Sept 28, 2005
EPS from continuing operations - basic:
Loss from continuing operations	$(2,377,400)	$(48,700)	$(2,711,100)	$(357,000)
Less: preferred stock dividends	(19,100)	(19,100)	(57,300)	(57,400)
Loss from continuing operations for basic EPS computation	$(2,396,500)	$(67,800)	$(2,768,400)	$(414,400)
Weighted average shares outstanding for basic EPS computation	3,906,800	3,889,000	3,906,800	3,884,300
Earnings (loss) per common share from Continuing operations - basic	$(0.61)	$(0.01)	$(0.64)	$(0.11)
EPS from continuing operations - diluted:
Loss from continuing operations	$(2,377,400)	$(48,700)	$(2,711,100)	$(357,000)
Less: preferred stock dividends	(19,100)	(19,100)	(57,300)	(57,400)
Loss from continuing operations for diluted EPS computation	(2,396,500)	(67,800)	(2,768,400)	(414,400)
Weighted average shares outstanding for diluted EPS computation	3,906,800	4,379,900	3,906,800	4,172,800
Earnings (loss) per common shares from continuing operations - diluted	(0.61)	(0.02)	(0.64)	(0.10)

Due to the Company’s net losses for the quarter and nine months ended September 27, 2006, potentially dilutive securities totaling 1,000,000 shares for both periods are antidilutive and have been excluded from the computation of diluted earnings per share for those periods.

Note 5.    Note Receivable

The note receivable arose from the prior year sale to Banner, has a current outstanding balance of $3,813,000 and was being carried net of unamortized discount totaling $205,700 at September 15, 2006, prior to the Banner bankruptcy. See Notes 2 and 5. See Note 2. Interest-only payments on the note were due until June 30, 2007, when principal payments were scheduled to begin. The note was scheduled to mature on June 30, 2009, and was partially collateralized by restaurant equipment (the current estimated value is $573,200).

On September 15, 2006, Banner filed for bankruptcy protection under Chapter 11. Banner has failed to make required interest payments on the note beginning with the payment due on August 1, 2006. Accrued interes income of $67,600 is included in Receivables, net at September 27, 2006, which is fully reserved due to the uncertainty of Banner's ability to pay.

The Company has always expected that the funds to repay the Note would come from the successful operation of the purchased restaurants. Per bankruptcy filings, Banner does not appear to have available cash to maintain the operations of the remaining restaurants. Banner has negotiated to sell nine of the sixteen restaurants to a third party. Eaco received, subsequent to quarter end, $200,000 in repayment of the Note from the sale of such equipment on those nine locations. See Note 12.

The Company has taken possession of the equipment at three of the remaining seven stores.  In addition, Banner is still operating in several of the remaining seven locations; however, as previously discussed, it is unclear as to the duration Banner can maintain operations.

Based upon the foregoing facts, Eaco has recorded a provision for loss to reduce the carrying amount of the Note to the estimated value of the equipment collaterized in the remaining seven stores.  this provision totalling $3,034,100 is reflected in the statement of operations as an operating expense in the third quarter.

Note 6.    Other Assets

Other assets consist principally of deferred charges, which are amortized on a straight-line basis. Deferred charges and related amortization periods are as follows: financing costs - term of the related loan.

The gross carrying amount of the deferred financing costs was $71,900 as of September 27, 2006 and December 28, 2005. Accumulated amortization related to deferred financing costs was $29,400 and $26,700 as of September 27, 2006 and December 28, 2005, respectively. Amortization expense was $900 and $600 for the quarters ended September 27, 2006 and September 28, 2005, respectively. Amortization expense was $2,700 and $48,600 for the nine months ended September 27, 2006 and September 28, 2005, respectively. The decrease in 2006 was due to the reduction of the gross carrying cost resulting from the Asset Sale. Amortization expense for each of the next five years is expected to be $3,500.

Note 7.    Investments

Investments consist of securities held for sale and securities sold, not yet purchased. Prior to and as of December 28, 2005, the Company classified its existing marketable equity securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Subsequent to December 28, 2005, the Company changed its pattern of investing to purchasing investments for the purpose of trading them often with the objective of generating profits on short-term differences in price. The change in the pattern indicated above triggered a change in the classification of the Company’s investments, from the “available-for-sale” category to “trading” effective December 29, 2005. Pursuant to SFAS No. 115, the transfer of investments between categories of investments was accounted for at fair value at the date of the transfer and the unrealized holding gain or loss was recognized in earnings. Consequently, the unrealized loss of $6,100 at year-end was recognized in results of operations effective December 29, 2005.

A primary investment strategy used by the Company in 2005 and 2006 consisted of short-selling of securities, which results in obligations to purchase securities at a later date. As of September 27, 2006, the Company’s total obligation for these securities sold, not yet purchased was $928,000, compared to $3,212,200 at December 28, 2005. The Company recognized gains on securities sold, not yet purchased of $68,400 and $56,000 in the quarters ended September 27, 2006 and September 28, 2005, respectively. The Company recognized net losses on securities sold, not yet purchased of $8,600 and gains of $56,000 in the nine months ended September 27, 2006 and September 28, 2005, respectively.

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

Note 10.    Stock Based Compensation

Prior to December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method under Accounting Principles Board No. 25 (APB 25), “Accounting for Stock Issued to Employees”. The Company’s long-term incentive plan provides for the granting stock options and restricted stock. The exercise price of each option equals the market price of the Company’s stock on the date of grant. Options vest in one-quarter increments over a four-year period starting on the date of grant. An option’s maximum term is 10 years. See Note 10 “Common Shareholders’ Equity” in the Company’s Annual Report for the year ended December 28, 2005 for additional information regarding the Company’s stock options.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Pursuant to the disclosure requirements of SFAS 148, the following table provides an expanded reconciliation for the quarter ended September 28, 2005:

	Quarter Ended September 28, 2005	Nine Months Ended September 28, 2005
Net income (loss), as reported	$7,367,500	$10,168,600
Add: Stock based compensation expense included in net income, net of tax	—	—
Deduct: Total stock-based compensation expense determined under fair value, net of tax	—	—
Pro forma net income (loss)	7,367,500	10,168,600
Undeclared cumulative preferred stock dividend	(19,100)	(57,400)
Earnings (loss) per share
Basic as reported	$1.89	$2.62
Basic pro forma	$1.89	$2.62
Diluted as reported	$1.68	$2.44
Diluted pro forma	$1.68	$2.44

Effective January 1, 2006, the Company adopted the provision of SFAS No. 123(R), “Share-Based Payments.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The adoption of SFAS No. 123(R) did not have a material effect on the Company’s financial statements.

Stock option transactions for our stock plan for the nine months ended September 27, 2006 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 28, 2005	32,500	$2.08	$2.68
Granted	—	—	—
Forfeited	7,500	2.33	2.30
Exercised	—	—	—
Outstanding at September 27, 2006	25,000	2.00	3.80
Options exercisable at September 27, 2006	25,000	2.00	3.80

The following table summarizes information about fixed stock options outstanding at September 27, 2006:

Year Granted	Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life (in years)
1999	2.00	25,000	25,000	3.80

During the nine months ended September 27, 2006, the Company awarded no stock options and thus, recorded no compensation expense related to stock options after the adoptions of SFAS N. 123(R). In addition, there were no option awards modified, repurchased, or cancelled after December 28, 2005. During the nine months ended September 27, 2006, no stock options were exercised, and therefore, no cash was received from stock option exercises.

Note 11.    Preferred Stock

The Company has outstanding 36,000 shares of Series A Cumulative Convertible Preferred Stock with a dividend rate of 8.5%. For the three and nine months ended September 27, 2006, the Board of Directors declared and the Company paid dividends in the amount of 19,100 and 57,300 respectively. In the quarter ended September 27, 2006, the Board of Directors declared and the Company paid dividends in the amount of $19,100. The balance of undeclared cumulative preferred dividends at September, 2006 was $19,100.

Note 12.    Subsequent Events

In November 2006, the Company received $200,000 as payment on the Note receivable from Banner when Banner completed the sale of nine of their restaurants to a third party. The proceeds related to the sale of the restaurant equipment collaterizing the Note.  See Note 5.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policy and Use of Estimates

The Company’s accounting policy for the recognition of impairment losses on long—  lived assets also is considered critical. The Company’s policy is to review long—  lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to future net cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Prior to and as of December 28, 2005, the Company classified its existing marketable equity securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Subsequent to year-end, the Company changed its pattern to purchasing investments for the purpose of trading them often with the objective of generating profits on short-term differences in price. The change in the pattern indicated above triggered a change in the classification of Company’s investments, from the “available-for-sale” category to “trading”. Pursuant to SFAS No. 115, the transfer of investments between categories shall be accounted for at fair value at the date of the transfer and the unrealized holding gain or loss of $6,100 was recognized in earnings effective December 29, 2005.

The preparation of EACO Corporation’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K.

Results of Operations

Quarter Ended September 27, 2006 versus September 28, 2005

The Company experienced an increase of 237% in rental revenue during the third quarter of 2006 compared to the third quarter of 2005, due to the acquisition of rental property in Sylmar, California during the fourth quarter of 2005.

Depreciation and amortization expenses increased 14% due to the acquisition of the Sylmar, California property. General and administrative expenses, such as payroll, payroll related costs and insurance, increased 44% due to increases in legal and other professional fees versus the third quarter of 2005.

Interest expense increased to $143,900 in the third quarter of 2006 from $34,900 in the same quarter of 2005, primarily due to borrowings related to the Sylmar, California property.

The Company recognized income tax benefits of $1,031,000 and $29,400 for the quarter ended September 27, 2006 and September 28, 2005, respectively. The increase is due to losses recognized in the third quarter of 2006.

The Company invests a portion of its available cash in marketable securities. The Company maintains an investment account to effect these transactions. Investments are made based on a combination of fundamental and technical analysis primarily using a value-based investment approach. The holding period for investments usually ranges from 30 days to 24 months. Management also purchases marketable securities using margin debt. In determining whether to engage in transactions on margin, the Company’s Chairman evaluates the risk of the proposed transaction and the relative returns offered thereby and executes such transactions. If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. The Company’s Chairman reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the third quarter of 2006 included realized losses from the sale of marketable securities of $534,900 and unrealized gains of $672,600. During the third quarter of 2005 the company had realized gains from the sale of marketable securities of $19,200 and no unrealized gains or losses.

As previously reported, all significant restaurant operations were sold on June 30, 2005. All income and expense items related to those restaurants were reclassified as income from discontinued operations beginning in the second quarter of 2005.

The net loss was $2,377,400 in the third quarter of 2006, compared to net income of $7,367,500 in the third quarter of 2005. The 2006 third quarter loss was due, primarily, to recording a provision for loss on the Note due from Banner totaling $3,034,100. The third quarter of 2005 recognized the gain on the sale of the restaurant properties to Banner. Loss per share for the quarter was 61 cents in 2006 compared to earnings per share of $1.89 in 2005.

Nine Months Ended September 27, 2006 versus September 28, 2005

The Company experienced an increase of 409% in rental revenue during the first nine months of 2006 compared to the first nine months of 2005, due to the acquisition of rental property in Sylmar, California during the fourth quarter of 2005.

Depreciation and amortization expenses increased 52% due to the acquisition of the Sylmar, California property. General and administrative expenses, such as payroll, payroll related costs and insurance, increased 54% due to increases in legal and other professional fees in the first nine months of 2006 versus the first nine months of 2005, as well as expenses related to closing the corporate offices in Florida and moving them to Anaheim, California.

Interest and other income increased to $525,500 due to the interest received on the $4,000,000 note receivable from Banner and a settlement made with a tenant from one of the Company’s properties that vacated the premises prior to the completion of their lease term.

Interest expense increased to $343,000 in the first nine months of 2006 from $104,500 in the first nine months of 2005, primarily due to borrowings on the Sylmar, California propety.

The Company recognized an income tax benefits of $1,141,400 and $215,700 for the nine months ended September 27, 2006 and September 28, 2005, respectively.

The results for the nine months of 2006 included realized losses from the sale of marketable securities of $617,200 and unrealized gains of $623,200. During the first nine months of 2005, the Company had realized gains from the sale of marketable securities of $58,100 and no unrealized gains or losses.

As previously reported, all significant restaurant operations were sold on June 30, 2005. All income and expense items related to those restaurants were reclassified as income from discontinued operations beginning in the third quarter of 2005.

The net loss was $2,711,100 in the first nine months of 2006, compared to net income of $10,168,600 in the first nine months of 2005. The 2006 net loss was due, primarily, to recording a provision for loss totaling $3,034,000 on the Note due from Banner. The income of 2005 recognized the gain on the sale of the restaurant properties to Banner. Loss per share for the nine months was 64 cents in 2006 compared to earnings per share of $2.62 in 2005.

Effective April 1, 2006, the Company’s corporate office was moved from Neptune Beach, Florida to Anaheim, California. The Company is leasing space from Bisco Industries, Inc. (“Bisco”), the wholly owned company of the Company’s Chairman of the Board of Directors and Chief Executive Officer, Glen Ceiley. The Company has also entered into an agreement with Bisco whereas Bisco will provide accounting and other administrative services to the Company in exchange for a fee. Through September 27, 2006, Bisco billed the Company $32,400.

Liquidity and Capital Resources

 Substantially all of the Company's revenues are derived from rental income. Therefore, the Company does not carry significant receivables or inventories and, other than repayment of debt, working capital requirements for continuing operations are not significant.

On June 30, 2005, the Company completed the sale of all of its operating restaurants (the “Asset Sale”). The total purchase price was approximately $29,950,000, consisting of $25,950,000 in cash and a promissory note for $4,000,000. The note required monthly interest payments at a rate of 8.0% through June 30, 2007, when the first principal payment of $1.5 million is due. The Company received $187,000 of the $1.5 million dollar payment early on March 9, 2006 lowering the amount due on June 30, 2007 to $1,313,000. See Note 5 for further discussion. The Company paid off approximately $12,413,000 in loans due to GE Capital with the proceeds from the Asset Sale in 2005. In addition to the cash proceeds, the Buyer assumed $4,509,000 in capital lease obligations.

As of September 27, 2006, the Company had total cash and cash equivalents of $1,992,700 comprised of cash and cash equivalents of $1,064,700 and restricted cash of $928,000, invested in brokerage money market accounts. However, $928,000 of the brokerage accounts cash resulted from the sale of securities sold, not yet purchased (“short sales”), which is included as a liability on the Company’s balance sheet at September 27, 2006. Accordingly, the Company will require this cash to cover the short sales liability, and therefore the $928,000 is not available for the Company’s use and is classified as restricted. The balance of the cash in the brokerage accounts is available for use by the Company.

The Company purchased a property in November 2005 (the “California Property”) for $8.3 million. The transaction was structured as a like-kind exchange transaction under Section 1031 of the Internal Revenue Code, which resulted in the deferral of an estimated $1 million in income taxes payable from the Asset Sale. The Company assumed a loan on the property for $1.8 million with a variable interest rate equal to prime. The property includes one industrial tenant with rental income of approximately $240,000 per year. As of April 30, 2006 one of the tenants vacated the premises at the expiration of their lease term, as anticipated before purchase of the property. The Company has since leased this property to a new tenant at a substantially higher monthly rental amount. Rent unde a 10 year operating lease will commence on October 1, 2006.

At September 27, 2006, the Company had working capital of $537,500 compared to $2,475,600 at December 28, 2005. The decrease was due to cash outlays for workers compensation claims and other operating expenses, such as legal costs and costs associated with moving the corporate offices from Neptune Beach, FL to Anaheim, CA paid during the first nine months of 2006. Cash used in operating activities was $4,161,400 in the first nine months of 2006 compared to cash provided by operations of $6,156,200 in the first nine months of 2005, primarily due to the sale of the Company’s restaurants to Banner in the third quarter of 2005 and the related gain.

The Company recorded a provision for loss on the Note due from Banner during the third quarter of 2006. See Note 5 for further discussion of the bankruptcy by Banner. The Company expects to receive approximately $573,000 of the remaining $3,813,000 due on the Note, from the disposition of the remaining collaterized restaurant equipment held by Banner. As of November 16, 2006, the Company had received $200,000 of the expected amount.

A further contingency of the Company continues to be the litigation with two brokers claiming commissions totaling approximately $4.25 million. See Item 1 of Part II, Legal Proceedings. While the Company continues to defend its position and management continues to believe in a favorable outcome, the Company has available borrowing capacity on the two California properties, required, to cover any capital requirements associated with this case or those of any other normal operating expenditures.

The Company had capital expenditures in the third quarter of 2006 totaling $37,700 related to tenant improvements on the California property. The Company is not budgeting for any further capital expenditures for 2006.

In June 2004, the Company sold 145,833 shares of its Common Stock directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total purchase price of $175,000 cash. In September 2004, the Company sold 36,000 shares of the Company’s newly authorized Series A Cumulative Convertible Preferred Stock at a price of $25 per share, for a total purchase price of $900,000 cash. The Preferred Stock was sold to the Company’s Chairman. Dividends are paid quarterly when declared by the Company’s Board of Directors. The Company paid a declared dividend of $19,100 during the third quarter of 2006. Undeclared dividends as of September 27, 2006 were $19,100.

The Company is required to pledge collateral for its workers’ compensation self-insurance liability with the Florida Self Insurers Guaranty Association. The Company increased this collateral by $69,500 during the first quarter of 2005, and now has a total of $1.37 million pledged collateral. Bisco Industries, Inc. (“Bisco”) provides $1 million of this collateral. EACO Corporation’s Chairman of the Board of Directors and Chief Executive Officer, Glen Ceiley, is the President of Bisco.

After the Asset Sale, the Company terminated its self-insurance program. No further claims were incurred after June 29, 2005. The Company’s liability for Workers’ Compensation is expected to decrease and the Company should be able to reduce its required collateral deposits accordingly.

The Company has entered into a loan agreement with GE Capital and assumed a loan with Citizen’s Bank pertaining to the California Property. As of September 27, 2006, the outstanding balance due under the Company’s loan with GE Capital was $875,000 and with Citizen’s Bank was $1,773,700. The weighted average interest rate for these loans is 8.2% for the quarter ended September 27, 2006.

The GE Capital loan agreements contain various restrictions on fixed charge coverage ratios, determined both on aggregate and individual restaurant levels. As of December 28, 2005, the Company was not in compliance with one of the debt covenants. The Company obtained a waiver of the debt covenant from GE Capital.

The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital, Citizen’s Bank or other lenders to extend financing commitments; repairs or similar expenditures required for existing properties due to weather or acts of God; the Company’s success in selling properties listed for sale; the economic conditions in the new markets into which the Company expands, if any; business conditions, such as inflation or a recession, and growth in the general economy; and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements.

Recent Developments

On September 15, 2006, Banner filed for bankruptcy protection under Chapter 11. Banner has failed to make interest payments on the Note due Eaco beginning August 1, 2006. Banner has also failed to make rental payments under the management agreement for the lease not assigned to Banner beginning August 1, 2006. See Note 5 for further discussion.

Item 3.    Qualitative and Quantitative Disclosure about Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first fiscal quarter of 2006. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2005 is herby incorporated by reference.

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information regarding the Company’s financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b)    Changes in internal control. There have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses other than as noted below:

Effective April 2006, the accounting functions for the Company are performed by Bisco’s accounting personnel and independent contract workers pursuant to a lease and facilities agreement. Bisco is an affiliated company owned by the Company’s Chairman and Chief Executive Officer.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings Banner has filed for bankruptcy protection under Chapter 11. The Company is vigorously defending its position with regards to the bankruptcy filing.
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

Item 1A	Risk Factors No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None.

Item 3.	Defaults upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 5.	Other Information None.

Item 6.	Exhibits (a) The following exhibits are filed as part of the report on Form 10-Q.

No.	Exhibit

3.01	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.02	Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.02 to the Company’s Registration Statement on Form 2-1, Registration No. 33-1887, is incorporated herein by reference.)

3.03
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.04
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.05	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Form 8-A, filed with the Commission on March 19, 1997, is incorporated herein by reference.)

3.06
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3 to the Company’s Form 8-A filed with the Commission on March 19, 1997, is incorporated herein by reference.)

3.07
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 1998, is incorporated herein by reference.)

3.08	Amendment to Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

3.09
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2004 is incorporated herein by reference.)

3.10
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 3, 2004, is incorporated herein by reference.)

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

EACO CORPORATION (Registrant)

Date: November 20, 2006	By:	/s/ Glen Ceiley
Glen Ceiley Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)