Form 10-Q/A
period 2006-09-27
EACO CORP
filed 2007-02-12
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to our original report on Form 10-Q filed on November 20, 2006 is being filed to correct typographical and other errors, both in the financial statements and in the text of the original Form 10-Q, which arose in the process of converting the Company’s original Form 10-Q to electronic form suitable for filing with the Securities and Exchange Commission. Further, Item 6 of Part II of the original Form 10-Q has been amended to contain currently-dated certifications as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this Amendment No. 1 as Exhibits 31.01 and 31.02. Items not being amended are presented for the convenience of the reader only.

EACO Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Quarters Ended		Nine Months Ended
	Sept 27, 2006	Sept 28, 2005	Sept 27, 2006	Sept 28, 2005
Revenues:
Rental revenue	$157,500	$46,800	$571,700	$112,300
Total revenues	157,500	46,800	571,700	112,300

Cost and expenses:
Depreciation and amortization	70,800	61,900	218,500	145,100
General and administrative expenses	446,600	310,000	1,169,600	769,000
Provision for loss on note receivable and bad debt expense	3,107,900	—	3,103,200	—
Loss on disposition of equipment	8,400	—	26,300	—
Total costs and expenses	3,633,700	371,900	4,517,500	914,100
Loss from operations	(3,476,000)	(325,100)	(3,945,800)	(801,800)

Investment gain	137,800	56,000	25,200	58,100
Net interest and other income	73,700	225,900	525,500	275,500
Interest expense	(143,900)	(34,900)	(343,000)	(104,500)
Loss from continuing operations before income taxes	(3,408,400)	(78,100)	(3,738,100)	(572,700)
Benefit for income taxes	1,031,000	29,400	1,143,500	215,700
Loss from continuing operations	(2,377,400)	(48,700)	(2,594,600)	(357,000)
Discontinued operations:

Income (loss) from discontinued operations, net of income tax	—	(151,500)	—	132,300

Gain (loss) on sale of discontinued operations, net of income tax	—	7,567,700	(116,600)	10,393,300
Income (loss) from discontinued operations	—	7,416,200	(116,600)	10,525,600
Net income (loss)	(2,377,400)	7,367,500	(2,711,200)	10,168,600
Undeclared cumulative preferred stock dividend	(19,100)	(19,100)	(57,300)	(57,400)
Gain (loss) from discontinued operations	—	7,416,200	(116,600)	10,525,600
Net income (loss) available (attributable) to common shareholders	$(2,396,500)	$7,348,400	$(2,768,500)	$10,111,200

Basic income (loss) per share:
Continuing operations	(0.61)	$(0.01)	$(0.68)	$(0.09)
Discontinued operations	(0.00)	1.90	(0.03)	2.71
Net Income (loss)	$(0.61)	$1.89	$(0.71)	$2.62
Basic weighted average common shares outstanding	3,906,800	3,889,000	3,906,800	3,884,300

Diluted income (loss) per share:
Continuing operations	(0.61)	$(0.01)	$(0.68)	$(0.08)
Discontinued operations	(0.00)	1.69	(0.03)	2.52
Net income (loss)	$(0.61)	$1.68	$(0.71)	$2.44
Diluted weighted average common shares outstanding	3,906,800	4,379,900	3,906,800	4,172,800

See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Balance Sheets

	September 27, 2006 (Unaudited)	December 28, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,064,700	$3,044,700
Restricted cash - short-term	928,000	3,212,200
Receivables, net	143,900	117,400
Inventories	—	300
Prepaid and other current assets	46,400	52,600
Assets held for sale	2,641,100	1,146,100
Total current assets	4,824,100	7,573,300

Restricted cash	400,000	400,000
Investments	903,200	318,500
Certificate of deposit	369,500	369,500
Note receivable, net	573,200	3,738,300

Property and equipment:
Land	4,800,300	5,209,400
Buildings and improvements	5,558,100	6,769,700
Equipment	1,589,300	3,025,700
	11,947,700	15,004,800
Accumulated depreciation	(2,801,400)	(4,801,400)
Net property and equipment	9,146,300	10,203,400

Deferred tax asset, net	2,978,000	1,766,700
Other assets, principally deferred charges, net of accumulated amortization	552,000	357,100
	$19,746,300	$24,726,800
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,000	$10,000
Securities sold, not yet purchased	928,000	3,212,200
Accrued liabilities	230,900	281,500
Current portion of workers compensation benefit liability	400,000	400,000
Current portion of long-term debt	78,100	136,900
Liabilities associated with assets held for sale	2,545,600	1,057,100
Total current liabilities	4,286,600	5,097,700
Deferred rent	275,000	329,700
Deposit liability	89,500	29,300
Workers compensation benefit liability	256,900	773,600
Long-term debt	2,570,600	3,466,400
Deferred tax liability	2,978,000	2,978,000
Total liabilities	10,456,600	12,674,700
Shareholders' equity:
Preferred stock of $.01 par; authorized 10,000,000 shares; outstanding 36,000 shares at September 27, 2006 and December 28, 2005 (liquidation value $900,000)	400	400
Common stock of $.01 par;authorized 8,000,000 shares; outstanding 3,906,801 shares at September 27, 2006 and December 28, 2005	39,000	39,000
Additional paid-in capital	10,932,600	10,932,300
Retained earnings (deficit)	(1,682,300)	1,086,200
Accumulated other comprehensive income	—	(6,100)
Total shareholders' equity	9,289,700	12,052,100
	$19,746,300	$24,726,800

See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	For the Nine Months Ended
	September 27,	September 28,
	2006	2005
Operating activities:
Net income (loss)	$(2,711,200)	$10,168,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	165,800	1,053,700
Net gains on investments	(19,200)	(58,100)
Loss on disposition of equipment	—	(3,800)
Loss on disposition of property held for sale	116,600	—
Amortization of loan fees	52,800	48,600
Amortization of deferred gain	—	(40,300)
Amortization of deferred rent	17,100	—
Amortization of below market leases	(24,000)	—
Loss from closing of restaurants	(26,300)	—
Note receivable discount	—	299,100
Amortization of note receivable discount	(56,100)	(18,700)
Provision for loss on note receivable and bad debt expense	3,103,200	—
Decrease (increase) in:
Receivables	(26,500)	(74,600)
Deferred tax assets	(1,143,500)	—
Inventories	300	232,200
Restricted cash	—	(400,000)
Note receivable	—	(4,000,000)
Prepaids and other current assets	6,200	394,200
Investments	(523,200)	—
Other assets	(284,900)	(2,500)
Increase (decrease) in:
Accounts payable	94,000	(1,026,700)
Securities sold, not yet purchased	(2,340,400)	—
Accrued liabilities	(50,600)	(1,335,400)
Deferred gain	—	66,000
Deferred rent	—	(79,200)
Deposit liability	60,200	24,000
Liabilities associated with assets held for sale	(17,400)	—
Workers compensation benefit liability	(516,700)	(290,100)
Deferred income tax liability	—	1,199,200
Net cash provided by (used in) operating activities	(4,123,800)	6,156,200
Investing activities:
Net purchases of investments	—	(129,500)
Restricted cash	2,284,200	—
Proceeds from securities sold, not yet purchased	—	2,753,200
Capital expenditures	(37,700)	(2,352,400)
Principal receipts on note receivable	187,000	—
Proceeds from sale of property held for sale	750,000	16,876,300
Proceeds from sale of property and equipment	—	1,326,200
Net cash provided by investing activities	3,183,500	18,473,800
Financing activities:
Proceeds from sale-leaseback	(18,900)	2,600,000
Payments on long-term debt	(954,600)	(13,859,800)
Payment of sale-leaseback costs	—	(160,000)
Preferred stock dividend	(57,300)	(57,400)
Payment on capital lease	(8,900)	(29,200)
Stock options exercised	—	29,300
Net cash used in financing activities	(1,039,700)	(11,477,100)
Net increase (decrease) in cash and cash equivalents	(1,980,000)	13,152,900
Cash and cash equivalents - beginning of period	3,044,700	151,100
Cash and cash equivalents - end of period	$1,064,700	$13,304,000
Building acquired under capital lease	$—	$1,475,000
Supplemental disclosures of cash flow information:
Cash paid during the nine months for interest	$205,500	$1,022,200

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

The sale transaction between the Company and Banner is summarized as follows:

Proceeds from sale	$29,950,000

Transaction expenses:
Legal fees	294,400
Investment banker fees	21,200
Other divestment related costs	141,600

Total transaction expenses	457,200

Net proceeds	29,492,800
Net assets sold	(17,465,400)

Unamortized discount on note receivable	(299,100)

Gain on sale before income tax	11,728,300
Estimated income tax (*)	(1,335,000)

Gain on sale after income tax	$10,393,300

(*) Represents the effect of $4,304,400 in estimated taxes from the transaction, net of the change in the Company’s deferred tax asset valuation allowance of $2,969,400, principally the utilization of net operating losses (“NOL’s”), in connection with the sale. The change in the deferred tax asset valuation allowance was recognized in the second quarter.

Due to the asset sale, the Company exited the restaurant business and the results of the sixteen restaurants sold were segregated from continuing operations in the Condensed Consolidated Statements of Operations and reported as discontinued operations. The Company has restricted cash of $400,000 in escrow set aside for the potential payment of broker commissions which are currently subject to litigation. See Note 9 - Legal Matters. The ultimate amount of gain recognized on the asset sale may be reduced based on the outcome of such litigation.

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

The remaining assets held for sale and associated liabilities included in the unaudited balance sheet as of September 27, 2006 relate to two properties: (i) one restaurant that was included in the sale to Banner, where the Company’s landlord did not consent to the assignment of the Company’s lease; accordingly, the Company still maintains the assets and liabilities of the restaurant and Banner operates the restaurant under a management agreement. With respect to this restaurant, the Company and Banner agreed to continue to pursue assignment of the lease and Banner is obligated to buy the assets subject to the lease pursuant to a purchase option under the terms of the lease, between September and November 2006. On September 15, 2006, Banner filed for bankruptcy protection under Chapter 11. See Note 5. The management agreement the Company and Banner agreed to expired on September 30, 2006. As of that date, Banner was continuing operations in that store. The Company is currently reviewing all legal options related to this property; (ii) one restaurant that was included in the sale to Banner, where the Company’s landlord did consent to the assignment of the Company’s lease; however, did not release the Company from liability should Banner fail to meet its obligations. In September 2006, the bankruptcy court rejected the lease for this store, thus releasing Banner from any further obligation and accordingly, the Company has recorded the asset and related liabilities on the balance sheet. The Company is currently exploring all legal options related to this property.

Note 3.    Income Taxes

Income taxes are calculated using the liability method specified by SFAS No. 109, "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized. As of September 27, 2006, a valuation allowance of $1,190,400 was provided against the balance of deferred tax assets.

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

The components of deferred taxes at September 27, 2006 are summarized below:

September 27, 2006
Deferred tax assets:
Net operating loss	$2,711,200
Federal and state tax credits	694,200
Accruals not currently deductible	548,300
Excess of book over tax depreciation	214,700
4,168,400
Valuation allowance	(1,190,400)
Total deferred tax assets	2,978,000
Deferred tax liabilities:
Unrealized gain (loss)on investment	2,978,000
Net deferred tax liability	$2,978,000

Note 4.    Earnings (Loss) Per Share

The following table provides details of the calculation of basic and diluted income (loss) per common share:

	Quarter Ended		Nine Months Ended
	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2006	2005	2006	2005
EPS from continuing operations - basic:
Loss from continuing operations	$(2,377,400)	$(48,700)	$(2,594,600)	$(357,000)
Less: preferred stock dividends	(19,100)	(19,100)	(57,300)	(57,400)
Loss from continuing operations
for basic EPS computation	(2,396,500)	(67,800)	(2,651,900)	(414,400)

Income (loss) from discontinued
Operations	—	7,416,200	(116,600)	10,525,600
Net income (loss)	$(2,396,500)	$7,348,400	$(2,768,500)	$10,111,200

Weighted average shares outstanding for basic EPS computation	3,906,800	3,889,000	3,906,800	3,884,300
Dilutive effect of:
Stock options	—	24,000	—	23,400
Convertible preferred stock	—	466,900	—	265,100
Shares used for determining diluted
Earnings per share	3,906,800	4,379,900	3,906,800	4,172,800

Basic earnings (loss) per common share:
Continuing operations - basic	$(0.61)	$(0.01)	$(0.68)	$(0.11)
Discontinued operations	—	1.90	(0.03)	2.71
Net income (loss)	$(0.61)	$1.89	$(0.71)	$2.62

Diluted earnings (loss) per common share:
Continuing operations	$(0.61)	$(0.01)	$(0.68)	$(0.08)
Discontinued operations	—	1.69	(0.03)	2.52
Net income (loss)	$(0.61)	$1.68	$(0.71)	$2.44

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

Based upon the foregoing facts, Eaco has recorded a provision for loss to reduce the carrying amount of the Note to the estimated value of the collaterized equipment in the remaining seven stores.  This provision totalling $3,034,100 is reflected in the statement of operations as an operating expense in the third quarter.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policy and Use of Estimates

The Company has recorded a provision for a loss totaling $3,034,000 on the Note from Banner. The net balance of the Note represents the estimated liquidated value of the collateralized equipment still in Banner’s possession. The Company believes the recorded net amount of the Note is collectible. The Company subsequently received $200,000 from Banner as payment for the collateralized equipment sold to a third party. See Notes 5 and 12.

The Company’s accounting policy for the recognition of impairment losses on long—  lived assets  is also considered critical. The Company’s policy is to review long—  lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to future net cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

Depreciation and amortization expenses increased 52% due to the acquisition of the Sylmar, California property. General and administrative expenses, such as payroll, payroll related costs and insurance, increased 52% due to increases in legal and other professional fees in the first nine months of 2006 versus the first nine months of 2005, as well as, expenses related to closing the corporate offices in Florida and moving them to Anaheim, California.

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

The Company recognized income tax benefits of $1,141,400 and $215,700 for the nine months ended September 27, 2006 and September 28, 2005, respectively.

The results for the nine months of 2006 included realized losses from the sale of marketable securities of $623,200 and unrealized gains of $642,400. During the first nine months of 2005, the Company had realized gains from the sale of marketable securities of $58,100 and no unrealized gains or losses.

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

The Company purchased a property in November 2005 (the “California Property”) for $8.3 million. The transaction was structured as a like-kind exchange transaction under Section 1031 of the Internal Revenue Code, which resulted in the deferral of an estimated $1 million in income taxes payable from the Asset Sale. The Company assumed a loan on the property for $1.8 million with a variable interest rate equal to prime. The property includes one industrial tenant with rental income of approximately $240,000 per year. As of April 30, 2006 one of the tenants vacated the premises at the expiration of their lease term, as anticipated before purchase of the property. The Company has since leased this property to a new tenant at a substantially higher monthly rental amount. Rent under a 10 year operating lease will commence on October 1, 2006.

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

A further contingency of the Company continues to be the litigation with two brokers claiming commissions totaling approximately $4.25 million. See Item 1 of Part II, Legal Proceedings. While the Company continues to defend its position and management continues to believe in a favorable outcome, the Company has available borrowing capacity on the two California properties, if required, to cover any capital requirements associated with this case or those of any other normal operating expenditures.

The Company had capital expenditures in the third quarter of 2006 totaling $37,700 related to tenant improvements on the Sylmas property. The Company is not budgeting for any further capital expenditures for 2006.

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

Item 1A	Risk Factors No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None.

Item 3.	Defaults upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 5.	Other Information None.

Item 6.	Exhibits (a) The following exhibits are filed as part of the report on Form 10-Q/A.

No.	Exhibit

3.01	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.02	Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.02 to the Company’s Registration Statement on Form 2-1, Registration No. 33-1887, is incorporated herein by reference.)

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

EACO CORPORATION (Registrant)

Date: February 12, 2007	By:	/s/ Glen Ceiley
Glen Ceiley Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)