Form 10-K
period 2006-12-27
EACO CORP
filed 2007-05-03
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 27, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-14311

EACO CORPORATION
(exact name of Registrant as specified in its charter)

Florida	No. 59-2597349
(State of Incorporation)	(I.R.S. Employer Identification)

1500 North Lakeview Avenue
Anaheim, California 92807
(Address of Principal Executive Offices)
Registrant's telephone number, including area code: (714)876-2490

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☒

The aggregate market value of the Registrant’s Common Stock (based upon the closing sale price of the registrant's Common Stock on June 28, 2006) held by non-affiliates of the Registrant was approximately $2,420,000.

As of April 6, 2007, 3,906,801 shares of Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's 2006 Annual Report to Shareholders are incorporated by reference into Part II of this Annual Report on Form 10-K. Portions of the Definitive Information Statement for the Registrant's 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1: Business

Overview

EACO Corporation (the “Company”) was incorporated under the laws of the State of Florida in September of 1985. In 1986, the Company completed its initial public offering of 900,000 shares of its common stock, par value $.01 per share (“Common Stock”) resulting in net proceeds to the Company of approximately $4,145,000.

In April 1986, the Company issued 853,200 shares of Common Stock in exchange for the assets and liabilities of six limited partnerships each of which owned and operated a restaurant pursuant to a franchise agreement with Ryan’s and 1,134,000 shares of Common Stock to Eddie L. Ervin, Jr., in consideration for Mr. Ervin assigning to the Company all of his rights under such franchise agreement. In 2005, the Company sold all of its operating restaurants and, as a result, the Company’s remaining operations consist mainly of managing rental properties.

The Company moved its corporate office in March 2006 from Florida to Anaheim, California in order to reduce overhead.

Operations

From the inception of the Company through June 2005, the Company’s business consisted of operating restaurants in the state of Florida. On June 29, 2005, the Company sold all of its operating restaurants (the “Asset Sale”) to Banner Buffets LLC (“Banner”). These restaurant operations are presented as discontinued operations in the accompanying financial statements. The Company’s remaining operations consist mainly of managing rental properties it owns in Florida and California.

At December 27, 2006 the Company owns one restaurant property, which is leased to a restaurant operator. The Company is still obligated for leases of three restaurant locations, which were all vacant at December 27, 2006. Subsequent to year end, one of the leases was terminated by mutual agreement between the Company and the landlord. Subtenants were found for the other two leases, with lease periods commencing on March 1, 2007 and April 16, 2007.

In addition, the Company owns an income-producing real estate property in Sylmar, California with two industrial tenants which it purchased in the fourth quarter of 2005. See “Liquidity and Capital Resources” in the Company’s 2006 Annual Report to Shareholders for additional information.

The Company’s revenue consists of a single segment: rental properties. During 2006, the Company had five tenants that accounted for approximately 97% of the Company’s rental revenue. The tenants, and their related percentage contribution to revenue, are summarized below:

Tenant	Percentage of Revenue
Boeing Corp.	38%
Banner Buffets	23%
NES Rentals	13%
Affholder	12%
Barnhills Buffets	11%

The Company continues to investigate various potential strategies for its future business plan. As of the date of this report, there are no pending acquisitions and there is no defined timeline as to when an acquisition or investment might take place.

Proprietary Trade Marks

The Company holds no proprietary trade marks at this time.

Employees

As of December 27, 2006, the Company has no employees in its corporate office. The daily operations of the Company are maintained by an outside company, Bisco Industries (“Bisco”), the wholly-owned company of the Company’s Chairman of the Board, Glen Ceiley. Oversight of the Company is maintained by a steering committee comprised of Mr. Ceiley along with executives from Bisco.

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

Working Capital Requirements

In 2006, due to the increase in worker's compensation liability, working capital requirements have been significant.

Long-Term Debt

The Company has a loan agreement with GE Capital for one restaurant property still owned by the Company. As of December 27, 2006, the outstanding balance due under the Company’s loan with GE Capital was $867,700. The Company also assumed a loan with Citizen’s Bank of California in connection with the California property purchase in November 2005. As of December 27, 2006, the outstanding balance due on this loan was $1,765,900. The weighted average interest rate for the Company’s loans is 8.66%.

Availability of Reports and Other Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document the Company files at the SEC’s Public Reference Room at 100F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The Company’s SEC filings are also available to the public at the SEC’s website at http://www.sec.gov.

In addition, you may obtain copies of the reports and other information we file with the SEC, free of charge, through a link on our website, http://www.eacocorp.com/.

Item 1A. Risk Factors.

Investing in common stock of any company involves various risks. Some of the risks associated with an investment in our common stock are listed below. The list is not meant to be exclusive. These risks include the lack of an actively traded market in the Company’s common stock, the amount of reliance on decisions implemented by the Company’s majority shareholder, the lack of a comprehensive on-going business plan for the Company, the Company’s active trading of marketable securities and risks inherently associated with the Company’s commercial real estate properties, such as unexpected vacancies which could lead to reduced revenue.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Locations	Description

(1) Deland, FL	Leased restaurant. Leased to a restaurant operator subsequent to year end.

(1) Jacksonville, FL	Leased restaurant. Lease terminated subsequent to year end.

(2) Orange Park, FL	Restaurant building leased to a restaurant operator.

(3) Sylmar, CA	Two properties leased to industrial tenants.

(1) Brooksville, FL	Leased restaurant. Leased to a restaurant operation subsequent to year end.

(1) Leased property.
(2) Property subject to mortgage securing GE Capital Notes.
(3) Property subject to mortgage securing Citizen’s Bank Note.

Item 3: Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition, except as discussed below. In connection with the Asset Sale, a broker has demanded a commission payment of $3.5 million. The Company filed suit against the broker on July 11, 2005 in Duval County Circuit Court in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In addition, in August 2005, the Company was sued in Miami-Dade County Circuit Court by another broker who claims that a commission of $749,000 is payable to him as a result of the Asset Sale. The Company plans to vigorously defend both of these claims. Due to the fact that management cannot predict the outcome or the possible payments awarded under these legal proceedings, no charge to earnings has been made in the 2006 financial statements.

Item 4: Submission of Matters To A Vote Of Security Holders

None.

PART II

Item 5: Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the caption "Common Stock Data" in the Company's 2006 Annual Report to Shareholders is incorporated herein by reference.

Equity Compensation Plans

None.

Item 6: Selected Financial Data

The information contained under the caption "Five Year Financial Summary" in the Company's 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7: Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7A: Quantitative And Qualitative Disclosures About Market Risk

The information contained under the caption “Quantitative and Qualitative Disclosure About Market Risk” in the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 8: Financial Statements And Supplementary Data

Financial Statements

The Consolidated Financial Statements of the Company and Independent Auditors’ Report as contained in the Company's 2006 Annual Report to Shareholders are incorporated herein by reference.

Supplementary Data

The information contained under the caption “Quarterly Consolidated Financial Data” in the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 9: Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

The information contained under the caption “Changes In and Disagreements with Accountants on Accounting and Financial Disclosure” in the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 9A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s steering committee, including the Chairman of the Board, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chairman has concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information regarding the Company’s financial statements and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b) Changes in internal control. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10: Directors And Executive Officers

The information required by this Item is incorporated by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Financial Code of Ethical Conduct” and “Board of Directors and Standing Committees” in the Company’s Definitive Information Statement for its 2007 Annual Meeting of Shareholders (the “Information Statement”).

Item 11: Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Executive Pay,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s Information Statement.

Item 12: Security Ownership of Certain Beneficial Owners And Management

The information required by this Item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in the Company’s Information Statement.

Item 13: Certain Relationships And Related Transactions

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Board of Directors and Standing Committees- Board Independence” in the Company’s Information Statement.

Item 14: Principal Accountant Fees And Services

The information required by this Item is incorporated by reference to the section entitled “Principal Accounting Fees and Services” in the Company’s Information Statement.

PART IV

Item 15: Exhibits and Financial Statements

(a) The financial statements listed below are incorporated by reference to the Company’s 2006 Annual Report to Shareholders.

Consolidated Statements of Operations for the years ended December 27, 2006, December 28, 2005, and December 29, 2004.
Consolidated Balance Sheets as of December 27, 2006 and December 28, 2005.
Consolidated Statements of Shareholders’ Equity for the years ended December 27, 2006, December 28, 2005, and December 29, 2004.
Consolidated Statements of Cash Flows for the years ended December 27, 2006, December 28, 2005, and December 29, 2004.

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

3.01
Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company's Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.02
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.03
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.04	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company's Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)

3.05
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

3.06	Amendment to Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

3.07
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

3.08
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.09
Amendment of Articles of Incorporation of EACO Corporation for the purpose of issuance of Preferred Stock to Glen F. Ceiley, its Chairman and CEO. (Exhibit 3.i to the Company’s Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)

10.01
Amended Franchise Agreement between Family Steak Houses of Florida, Inc. and Ryan's Family Steak Houses, Inc., dated September 16, 1987. (Exhibit 10.01 to the Company's Registration Statement on Form S-1, filed with the SEC on October 2, 1987, Registration No. 33-17620, is incorporated herein by reference.)

10.02
Lease regarding the restaurant located at 3549 Blanding Boulevard, Jacksonville, Florida (Exhibit 10.03 to the Company's Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

10.03
Amendment of Franchise Agreement between Ryan's Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 1995, is incorporated herein by reference.)

10.04
Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 18, 1996 is hereby incorporated by reference.)

10.05
Rent Addendum to Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 18, 1996, is hereby incorporated by reference.)

10.06
Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated October 3, 1996. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.07
$15.36m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.08
$4.64m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.09
Form of Promissory Note between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.10
Form of Mortgage between the Company and FFCA Mortgage Corporation, dated December 18, 1996, (Exhibit 5 to the Company's Schedule 14D-9, filed with the SEC on March 19, 1997 is hereby incorporated by reference.)

10.11
Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 1998 is hereby incorporated by reference.)

10.12
Amendment of Franchise Agreement between the Company and Ryan’s Family Steak Houses, Inc. dated August 31, 1999. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000 is incorporated herein by reference.)

10.13
Amendment to Franchise Agreement between the Company and Ryan’s Properties, Inc. dated January 30, 2002. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002 is incorporated herein by reference.)

10.14
Form of Amended and Restated Mortgage Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2002 is incorporated herein by reference.)

10.15
Form of Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2002 is incorporated herein by reference.)

10.16
Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2002 is incorporated herein by reference.)

10.17
Lease Agreement between the Company and Barnhill’s Buffet, Inc. for a restaurant property in Orange Park, Florida. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2002 is incorporated herein by reference.)

10.18
Amendment to Franchise Agreement between the Company and Ryan’s Properties, Inc. dated December 17, 2003. (Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

10.19
Asset Purchase Agreement between the Company and Banner Buffets, LLC (“Buyer”) for the sale of 16 of the Company’s restaurants, subject to Buyer’s due diligence and shareholder approval, dated February 22, 2005. (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 28, 2005 is incorporated herein by reference.)

13.01	2006 Annual Report to Shareholders.

14.01	Financial Code of Ethical Conduct.

16.01	Letter re Change in Certifying Accountant from Deloitte & Touche LLP. (Exhibit 16 to the Company’s Form 8-K filed with the SEC on September 9, 2005 is incorporated herein by reference.)

21.01	Subsidiaries of the Company.

23.01	Consent of Squar, Milner, Peterson, Miranda & Williamson LLP.

23.02	Consent of Deloitte & Touche LLP.

31.01
Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EACO Corporation

Date: May 3, 2007	By:	/s/ Glen F. Ceiley
Glen F. Ceiley
Its: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board	May 3, 2007
Glen F. Ceiley

/s/ Steve Catanzaro	Director	May 3, 2007
Steve Catanzaro

/s/ Jay Conzen	Director	May 3, 2007
Jay Conzen

/s/ William Means	Director	May 3, 2007
William Means

EXHIBIT INDEX

3.01
Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company's Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.02
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.03
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.04	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company's Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)

3.05
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

3.06	Amendment to Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

3.07
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

3.08
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.09
Amendment of Articles of Incorporation of EACO Corporation for the purpose of issuance of Preferred Stock to Glen F. Ceiley, its Chairman and CEO. (Exhibit 3.i to the Company’s Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)

10.01
Amended Franchise Agreement between Family Steak Houses of Florida, Inc. and Ryan's Family Steak Houses, Inc., dated September 16, 1987. (Exhibit 10.01 to the Company's Registration Statement on Form S-1, filed with the SEC on October 2, 1987, Registration No. 33-17620, is incorporated herein by reference.)

10.02
Lease regarding the restaurant located at 3549 Blanding Boulevard, Jacksonville, Florida (Exhibit 10.03 to the Company's Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

10.03
Amendment of Franchise Agreement between Ryan's Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 1995, is incorporated herein by reference.)

10.04
Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 18, 1996 is hereby incorporated by reference.)

10.05
Rent Addendum to Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 18, 1996, is hereby incorporated by reference.)

10.06
Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated October 3, 1996. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.07
$15.36m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.08
$4.64m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.09
Form of Promissory Note between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.10
Form of Mortgage between the Company and FFCA Mortgage Corporation, dated December 18, 1996, (Exhibit 5 to the Company's Schedule 14D-9, filed with the SEC on March 19, 1997 is hereby incorporated by reference.)

10.11
Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 1998 is hereby incorporated by reference.)

10.12
Amendment of Franchise Agreement between the Company and Ryan’s Family Steak Houses, Inc. dated August 31, 1999. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000 is incorporated herein by reference.)

10.13
Amendment to Franchise Agreement between the Company and Ryan’s Properties, Inc. dated January 30, 2002. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002 is incorporated herein by reference.)

10.14
Form of Amended and Restated Mortgage Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2002 is incorporated herein by reference.)

10.15
Form of Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2002 is incorporated herein by reference.)

10.16
Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2002 is incorporated herein by reference.)

10.17
Lease Agreement between the Company and Barnhill’s Buffet, Inc. for a restaurant property in Orange Park, Florida. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2002 is incorporated herein by reference.)

10.18
Amendment to Franchise Agreement between the Company and Ryan’s Properties, Inc. dated December 17, 2003. (Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

10.19
Asset Purchase Agreement between the Company and Banner Buffets, LLC (“Buyer”) for the sale of 16 of the Company’s restaurants, subject to Buyer’s due diligence and shareholder approval, dated February 22, 2005. (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 28, 2005 is incorporated herein by reference.)

13.01	2006 Annual Report to Shareholders.

14.01	Financial Code of Ethical Conduct.

16.01	Letter re Change in Certifying Accountant from Deloitte & Touche LLP. (Exhibit 16 to the Company’s Form 8-K filed with the SEC on September 9, 2005 is incorporated herein by reference.)

21.01	Subsidiaries of the Company.

23.01	Consent of Squar, Milner, Peterson, Miranda & Williamson LLP.

23.02	Consent of Deloitte & Touche LLP.

31.01
Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.