Form 10QSB
period 2007-03-31
EACO CORP
filed 2007-05-21
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File No. 000-14311

EACO CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida	No. 59-2597349
State of Incorporation	Employer Identification No.

1500 NORTH LAKEVIEW AVENUE
ANAHEIM, CALIFORNIA 92807
Address of Principal Executive Offices

Issuer’s Telephone No. (714) 876-2490

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☒

As of March 28, 2007, the latest practicable date, 3,906,799 shares of the issuer’s common stock, $.01 par value, were issued and outstanding.

Item 1. Financial Statements.

EACO CORPORATION
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Quarters Ended
	March 28, 2007	March 29, 2006
REVENUE
RENTAL REVENUE	$234,200	$231,900

TOTAL REVENUE	234,200	231,900

COST AND EXPENSES:
Depreciation and amortization	89,300	73,400
General and administrative	344,700	368,200
Loss on disposal of assets	226,100	17,000

Total costs and expenses	660,100	458,600

Loss from operations	(425,900)	(226,700)

Investment (loss)	(104,700)	(165,300)

Interest and other income (expense)	29,500	320,300

Interest expense	(125,800)	(121,100)
Loss before income taxes	(626,900)	(192,800)

Benefit (provision) for income taxes	-	72,100

Net income (loss)	(626,900)	(120,700)

Undeclared cumulative preferred stock dividend	(19,100)	(19,100)

Net income (loss) available (attributable) to common shareholders	$(646,000)	$(139,800)

Income (loss) per share - basic and diluted	$(0.17)	$(0.04)

Weighted average common shares outstanding - basic and diluted	3,906,800	3,906,800

See accompanying notes to condensed consolidated financial statements

EACO Corporation
Condensed Consolidated Balance Sheets
(UNAUDITED)

	March 28, 2007	December 27, 2006
ASSETS
Current assets
Cash and cash equivalents	$1,361,300	$1,196,900
Restricted cash-short term	1,741,100	1,102,600
Receivables, net	--	436,300
Prepaid and other current assets	96,300	99,700

Total current assets
	3,180,400	2,835,500
Restricted cash	400,000	400,000
Investments, trading	264,500	784,000
Certificate of deposit	376,500	376,500
Note receivable, net	69,200	69,200
Property and equipment
Land	4,800,000	4,800,000
Buildings and improvements	7,753,500	8,592,900
Equipment	1,539,500	2,707,400

	14,093,000	16,100,300
Accumulated depreciation	(2,825,300)	(4,541,100)

Net property and equipment	11,267,700	11,559,200

Other assets, net	587,500	486,400

Total assets	$16,145,800	$16,510,800

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$368,500	$486,700
Securities sold, not yet purchased	1,741,100	1,102,600
Accrued liabilities	69,000	116,600
Current portion of workers compensation liability	303,700	303,700
Current portion of long term debt	81,000	95,700
Current portion of obligation under capital lease	24,100	20,300

Total current liabilities	2,567,500	2,125,600

Deferred rent	248,400	271,100
Deposit liability	123,900	89,500
Workers compensation liability	3,682,400	3,835,600
Long-term debt	2,526,300	2,537,900
Obligations under capital lease	2,431,100	2,438,900

Total liabilities	11,579,600	11,298,600

Shareholders’ equity:
Preferred stock of $.01 par; authorized 10,000,000 shares; outstanding 36,000 at March 28, 2007 and December 27, 2006 (liquidation value $900,000 plus accrued dividends)	400	400
Common stock of $.01 par; authorized 8,000,000 shares; outstanding 3,906,799 as of March 28, 2007 and December 27, 2006	39,000	39,000

Additional paid- in capital	10,932,300	10,932,300

Accumulated Deficit	(6,405,500)	(5,759,500)

Total shareholders’ equity	4,566,200	5,212,200

Total liabilities and shareholders’ equity	$16,145,800	$16,510,800

See accompanying notes to condensed consolidated financial statements

EACO CORPORATION
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	March 28, 2007	March 29, 2006
Operating activities

Net loss	$(626,900)	$(120,700)
Adjustments to reconcile net loss
to net cash used in operating activities:

Depreciation	89,300	73,400
Net losses on investments unrealized	-	165,300
Loss on disposition of equipment	226,100	17,000
Amortization of loan fees	900	17,600
Amortization of deferred rent	(22,600)	(23,900)
Amortization of note receivable discount		(18,600)
Decrease (increase) in:
Receivables	454,600	(3,600)
Deferred tax assets	-	(72,100)
Inventories	-	300
Prepaids and other current assets	5,400	(53,900)
Investments		93,500
Other assets	3,400	7,900
Increase (decrease) in:
Accounts payable	(117,100)	1,000
Securities sold, not yet purchased		185,100
Deferred commissions	(126,100)	-
Accrued liabilities	(49,700)	(178,400)
Deposit liability	34,400	(5,000)
Deferred revenue	(19,800)	-
Workers compensation liability	(154,200)	(312,100)

Net cash used in operating activities	(302,300)	(227,200)

Investing activities:
Investments held for sale	519,500	-
Restricted cash	-	(403,500)
Principal receipts on note receivable	-	187,000
Expenses from closing of restaurants	-	(6,400)

Net cash provided by (used in) investing activities	519,500	(222,900)

Financing activities:
Payments on long- term debt	(27,600)	(38,600)
Preferred stock dividend	(19,100)	(19,100)
Payment on capital leases	(6,100)	(4,400)

Net cash used in financing activities	(52,800)	(62,100)

Net increase (decrease) in cash and cash equivalents unrestricted	164,400	(512,200)

Cash and cash equivalents unrestricted-beginning of period	1,196,900	3,044,700

Cash and cash equivalents unrestricted-end of period	$1,361,300	$2,532,500

Supplemental disclosures of cash flow information:
cash paid during the quarter for interest	$125,800	$84,900

See accompanying notes to condensed consolidated financial statements

EACO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2007
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the quarter ended March 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2008. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2006.

Certain items in the prior interim financial statements have been reclassified to conform to the 2007 presentation.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany profits, transactions and balances have been eliminated.

Use of Estimates

The preparation of EACO Corporation’s condensed consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company has a cash management program that provides for the investment of excess cash balances in short-term investments. These investments are stated at cost which approximates market value and consist of money market instruments and have maturities of three months or less, when purchased.

Restricted Cash

Restricted cash - short term totals $1,741,100 and consists of funds required to settle our obligation associated with securities sold, not yet purchased at March 28, 2007.

Restricted cash - long term totals $400,000 and consists of funds set aside as part of the 2005 sale of the Company’s operating restaurants.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or a net basis is an accounting policy decision that requires disclosure. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on the Company’s financial position or results of operations. The Company’s revenues are reported net of sales taxes.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement process for recording within the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year. The Company is currently evaluating the impact of the adoption of FIN 48, during the first quarter of 2007, on its financial statements and operating results. The Company currently estimates that the adoption of FIN 48 will not have a material impact on the Company’s financial position or results of operations. The Company’s evaluation of the impact of FIN 48 is continuing, however, and is subject to revision when the Company completes its analysis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, SFAS No. 159 will have on its financial statements.

Note 3. Investments

Investments consist of trading securities and securities sold, not yet purchased. These securities are carried at fair market value, with unrealized gains and losses reported in statement of operations as a component of other income (expense). Gains or losses on securities sold are based on the specific identification method. The results for the first quarter of 2007 included realized losses from the sale of marketable securities of $104,700 and unrealized gains of $0. The first quarter of 2006 included unrealized losses of $163,268 and realized losses of $2,047.

A primary investment strategy used by the Company in 2007 and 2006 consisted of short-selling of securities, which results in obligations to purchase securities at a later date. As of March 28, 2007, the Company’s total obligation for these securities sold and not yet purchased was $1,741,100, compared to $1,102,600 at December 27, 2006. The Company recognized net losses on securities sold, not yet purchased of $111,700 and $32,000 for the quarters ended March 28, 2007 and March 29, 2006, respectively.

Note 4. Other Assets

Other assets consist of the following:

	March 28, 2007	December 27, 2006
Leasehold origination costs	$309,700	$309,700
Loan fees	71,900	71,900
Tenant improvements	210,000	210,000
Deferred commissions	188,900	59,400
Investments, stock puts	--
	780,500	651,700
Less accumulated amortization	(193,000)	(165,300)
	$587,500	$486,400

Amortization expense was $24,700 for the quarter ended March 28, 2007 and March 29, 2006, respectively.

Note 5. Disposal of Assets

The lease on store 101 expired at the end of March 2007 and the Company did not renew the lease. The fast disposition of equipment to facilitate the quick departure from this location was accounted for as a loss on disposal as the proceeds were not adequate to account for. The net loss on sale of these assets was $226,100.

Note 6. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award.

During the three months ended March 28, 2007, the Company awarded no stock options, nor were there any unvested option awards as of December 28, 2006, and thus, the Company recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified, repurchased or cancelled after December 27, 2006.

Note 7. Accrued Liabilities

Accrued liabilities are summarized as follows:

	March 28, 2007	December 27, 2006
Property taxes	$19,600	$--
Legal and Accounting	29,800	48,500
Unearned Rental Revenue	--	19,800
Unearned CAM Charges	15,600	20,800
Other	7,600	27,600
	$72,600	$116,700

Note 8. Workers’ Compensation Liability

The Company self-insures workers’ compensation losses up to certain limits. The liability for workers’ compensation claims represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in current operations.

The State of Florida Division of Workers’ Compensation (“the Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the Company’s projected outstanding liability. In compliance with this requirement, in July 2004 the Company provided the Division with a $1 million letter of credit from a bank with an expiration date of July 1, 2006. Based upon the Bank’s evaluation of the Company’s credit and to avoid collateralization requirements, the letter of credit is guaranteed on behalf of the Company by Bisco Industries, Inc. (“Bisco”). The Chairman of the Company’s Board of Directors, Glen F. Ceiley, is the President of Bisco. In addition, the Company pledged certificates of deposit totaling $369,500 to the Division, to meet the Division’s collateral requirement of $1,369,500. The Company believes there is a strong likelihood that the Division will require an increase in the Company’s collateral due to the increase in the worker’s compensation reserve in 2006. The Company is unable to estimate the amount of that increase at this time.

After the Asset Sale, the Company terminated its self-insurance program, and no further claims were incurred after June 29, 2005. Subsequent to year end, the Company reached a $430,000 cash settlement pursuant to an agreement with its reinsurance carrier, which is in receivership, for its largest workers’ compensation claim. This amount was received during the first quarter ended March 28, 2007. As a result of that settlement, the remaining discounted estimated payments with relationship to that claim increased to approximately $2,926,200. As such, the Company accrued the additional liability and recorded an expense of $2,926,200 in the fourth quarter of 2006 related to this claim. The workers’ compensation liability claim was [open] at March 28, 2007.

Note 9. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $1,779,600 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 28, 2007, we have $XXXX of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 28, 2007, we have no accrued interest related to uncertain tax positions.

The tax years xxxx-xxxx remain open to examination by the major taxing jurisdictions to which we are subject.

Note 10. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net loss and net loss attributable to common shareholders:

			March 28, 2007
			(Unaudited)
EPS from continuing operations - basic:
Loss from continuing operations
Less: preferred stock dividends
Loss from continuing operations
for basic EPS computation	$(646,000)
Weighted average shares outstanding for
basic EPS computation	900	3,906,800
Loss per common share from
continuing operations - basic	$(1.72)	$(0.17)	$(0.17)
EPS from continuing operations - diluted:
Loss from continuing operations	$(6,654,900)	$(596,400)	$(626,900)
Less: preferred stock dividends,
if applicable	n/a	n/a	n/a
Loss from continuing operations
for diluted EPS computation(1)	$(6,654,900)	$(596,400)	$(626,900)

Weighted average shares outstanding	3,906,800	3,889,900	3,906,000
Dilutive effect of stock options and
restricted stock units	--	16,800	--
Dilutive effect of assumed conversion of
preferred stock, if applicable	--	1,000,000	--
Weighted average shares outstanding for
diluted EPS computation (2)	3,906,800	4,906,700	3,906,800
Earnings (loss) per common share from
continuing operations - diluted	$(1.70)	$(0.12)	$(0.17)

Note 11. Legal Matters

In connection with the Asset Sale, a broker has demanded a commission payment of $3.5 million. The Company has filed suit against the broker in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In addition, in August 2005, the Company was sued by another broker who claims that a commission of $749,000 is payable to him as a result of the Asset Sale. The Company plans to vigorously defend both of these claims. Due to the fact that management cannot determine the probability of a loss or estimate the amount of possible payments awarded under these legal proceedings, no loss accrual has been recorded.

Leases

The monthly sub-lease payments due from one of the Company’s sub-tenants are less than the monthly rent due from the Company to its landlord. The sub-lease term of ten years, which commenced on March 1, 2007, provides for monthly payments due to the Company of $16,600 with a 4% escalation clause every two years. The master lease term has a remaining term of eighteen years at March 31, 2007, and provides for monthly payments of $23,000, with a 3% escalation clause every December. It is management’s intention to exercise the purchase option under the master lease agreement at a future time when it deems a possible sale might be more beneficial.

Note 12. Subsequent Event

The Company has a potential litigation with the landlord on store 130. The Company has submitted what it deems are acceptable tenants for sublease. The landlord has unreasonably denied these applications, and the Company intends to aggressively pursue damages from the landlord for its actions.

The Company did not accrue any costs for this as it believes its remedies will exceed the cost to collect.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

At March 28, 2007 the Company owns one restaurant property, which is leased to a restaurant operator. On ____ __, 2007, one of three leases the Company was obligated for was terminated by mutual agreement between the Company and the landlord. Subtenants were found for the other two leases, with lease periods commencing on March 1, 2007 and April 16, 2007.

In addition, the Company owns an income-producing real estate property in Sylmar, California with two industrial tenants, which it purchased in the fourth quarter of 2005.

Results of Operations

Quarter Ended March 28, 2007 versus March 29, 2006

The Company experienced a decrease of 1% in rental revenue during the first quarter of 2007 compared to the first quarter of 2006, due to the loss of one tenant which was substantially offset by an increase in rental income of another property.

Depreciation and amortization expenses increased 19% primarily from tenant improvements to the Sylmar property. General and administrative expenses, such as payroll, payroll related costs, insurance and legal remained the same overall from 2006 to 2007, however there were significant increases in legal fees due to continuing actions from Banners bankruptcy which were offset by the elimination of all payroll and related costs during the first quarter of 2007.

In 2007 interest and other income decreased to $29,500 from $320,300 in 2006 due to interest received on the $4,000,000 note receivable from Banner and income from the settlement made with a tenant from one of the Company’s properties who vacated the premises prior to the completion of their lease term.

The Company recognized income tax benefits of $0 and $72,100 for the quarter ended March 28, 2007 and March 29, 2006, respectively. The Company has a full valuation allowance as of December 27, 2006, and therefore no tax benefit was recorded for losses incurred during the quarter ended March 28, 2007.

The Company invests a large portion of its available cash in marketable securities. The Company maintains an investment account to effect these transactions. Investments are made based on a combination of fundamental and technical analysis primarily using a value-based investment approach. The holding period for investments usually ranges from 30 days to 24 months. Management also purchases marketable securities using margin debt. In determining whether to engage in transactions on margin, the Company’s Chairman evaluates the risk of the proposed transaction and the relative returns offered thereby and executes such transactions. If the market value of securities purchased on margin were to decline below certain levels, the Company would be required to use additional cash from its operating account to fund a margin call in its investment account. The Company’s Chairman reviews the status of the investment account on a regular basis and analyzes such margin positions and adjusts purchase and sale transactions as necessary to ensure such margin calls are not likely. The results for the first quarter of 2007 included realized losses from the sale of marketable securities of $111,727 and realized gains of $7,000. The first quarter of 2006 included unrealized losses of $163,268 and realized losses of $2,047.

The net loss was $626,900 in the first quarter of 2007, compared to a net loss of $120,700 in the first quarter of 2006. The 2007 first quarter loss was due, primarily, to investment losses, legal fees and the disposal of property # 101. The first quarter of 2006 loss was principally losses from investment trading and operating costs in closing the Company’s corporate office in Florida.

Effective April 1, 2006, the Company’s corporate office was moved from Neptune Beach, Florida to Anaheim, California. The Company is leasing space from Bisco Industries, Inc.(“Bisco”), the wholly owned company of the Company’s Chairman of the Board of Directors and Chief Executive Officer, Glen Ceiley. The Company has also entered into an agreement with Bisco whereas Bisco will provide accounting and other administrative services to the Company in exchange for a fee. Through March 28, 2007, Bisco billed the Company $50,000

Liquidity and Capital Resources

Historically, substantially all of the Company’s revenues were derived from cash sales. Inventories were purchased on credit and were converted rapidly to cash. Therefore, the Company has not carried significant receivables or inventories and, other than the repayment of debt, working capital requirements for continuing operations have not been significant. In 2006, due to the increase in worker’s compensation liability, working capital requirements have been significant.

As of March 28, 2007, the Company had total cash and cash equivalents of $3,102,400. Of this total, $2,999,340 was invested in brokerage money market accounts. However, $1,741,100 of the brokerage accounts cash resulted from the sale of securities sold, not yet purchased (“short sales”), which is included as a liability on the Company’s balance sheet at March 28, 2007. Accordingly, the Company will require this cash to cover the short sales liability, and therefore the $1,741,100 is not available for the Company’s use. The balance of the cash in the brokerage accounts is available for use by the Company.

At March 28, 2007, the Company had a working capital surplus of $612,900 compared to a working capital surplus of $709,900 at December 27, 2006. The decrease was due to cash outlays for workers compensation claims, investment losses and other operating expenses, such as legal costs. Cash used in operating activities was $302,300 in the quarter ended March 28, 2007, compared to cash used by operations of $227,200 in the quarter ended March 29, 2006 primarily due to changing of operations from restaurant management to real estate management.

In June 2004, the Company sold 145,833 shares of its Common Stock directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total purchase price of $175,000 in cash. In September 2004, the Company sold 36,000 shares of the Company’s newly authorized Series A Cumulative Convertible Preferred Stock at a price of $25 per share, for a total purchase price of $900,000 cash. The Preferred Stock was sold to the Company’s Chairman. Dividends are paid quarterly when declared by the Company’s Board of Directors. The Company paid four quarterly declared dividends totaling $76,500 during 2006. Undeclared dividends as of March 28, 2007 were $19,100.

The Company is required to pledge collateral for its workers’ compensation self insurance liability with the Florida Self Insurers Guaranty Association (“FSIGA”). The Company has a total of $1.37 million pledged collateral. Bisco Industries, Inc. (“Bisco”) provides $1 million of this collateral. EACO Corporation’s Chairman of the Board of Directors, Glen F. Ceiley, is the President of Bisco. The Company may be required to increase this collateral pledge from time to time in the future, based on its workers’ compensation claim experience and various FSIGA requirements for self-insured companies. Despite the sale of the Company’s restaurants, the workers’ compensation will remain an ongoing liability for the Company until all claims are paid, which will likely take many years.

After the Asset Sale, the Company terminated its self-insurance program, and no further claims were incurred after June 29, 2005. Subsequent to year end, the Company reached a $430,000 cash settlement pursuant to an agreement with its reinsurance carrier, which is in receivership, for its largest worker’s compensation claim. This amount was received during the first quarter ended March 28, 2007. As a result of that settlement, the remaining discounted estimated payments with relationship to that claim increased to approximately $2,926,200. As such, the Company accrued the additional liability and recorded an expense of $2,926,200 in the fourth quarter of 2006 related to this claim. The workers’ compensation liability claim was at March 28, 2007.

The Company entered into a loan agreement with GE Capital for one restaurant property still owned by the Company. As of March 28, 2007, the outstanding balance due under the Company’s loan with GE Capital was $849,832. The Company also assumed a loan with Citizen’s Bank of California in connection with the California Property purchase in November 2005. As of March 28, 2007, the outstanding balance due on this loan was $1,757,530. The weighted average interest rate for the Company’s loans is 8.67%.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet instruments that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures, except for the land leases on the restaurant properties treated as operating leases which are disclosed in the Company’s 2006 Annual Report on Form 10-K.

Contractual Financial Obligations

The monthly sub-lease payments due from one of the Company’s sub-tenants are less than the monthly rent due from the Company to its landlord. The sub-lease term of ten years, which commenced on March 1, 2007, provides for monthly payments due to the Company of $16,600 with a 4% escalation clause every two years. The master lease term has a remaining term of eighteen years at March 31, 2007, and provides for monthly payments of $23,000, with a 3% escalation clause every December. It is management’s intention to exercise the purchase option under the master lease agreement at a future time when it deems a possible sale might be more beneficial.

In addition to using cash flow from operations, the Company finances its operations through the issuance of debt and previously by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that some are recorded as liabilities in the balance sheet while others are required to be disclosed in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis in the Company’s 2006 Annual Report on Form 10-K.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Principal Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. They have concluded that, as of March 28, 2007, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective April 2006, the accounting functions for the Company are performed by Bisco’s accounting personnel and independent contract workers pursuant to a lease and facilities agreement. Bisco is an affiliated company owned by the Company’s Chairman and Chief Executive Officer.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings]

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition, except as discussed below. In connection with the Asset Sale, a broker has demanded a commission payment of $3.5 million. The Company filed suit against the broker on July 11, 2005 in Duval County Circuit Court in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In addition, in August 2005, the Company was sued in Miami-Dade County Circuit Court by another broker who claims that a commission of $749,000 is payable to him as a result of the Asset Sale. The Company plans to vigorously defend both of these claims. Due to the fact that management cannot predict the outcome or the possible payments awarded under these legal proceedings, no loss accrual has been recorded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are filed as part of the report on Form 10-QSB.

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

10.01
Amended Franchise Agreement between Family Steak Houses of Florida, Inc. and Ryan’s Family Steak Houses, Inc., dated September 16, 1987. (Exhibit 10.01 to the Company’s Registration Statement on Form S-1, filed with the Commission on October 2, 1987, Registration No. 33-17620, is incorporated herein by reference.)

10.02
Lease regarding the restaurant located at 3549 Blanding Boulevard, Jacksonville, Florida (Exhibit 10.03 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

10.03
Amendment of Franchise Agreement between Ryan’s Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

10.04
Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

10.05
Rent Addendum to Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

10.06
Amendment of Franchise Agreement between the Company and Ryan’s Family Steak Houses, Inc. dated October 3, 1996. (Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.07
$15.36m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.08
$4.64m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.09
Form of Promissory Note between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.10
Form of Mortgage between the Company and FFCA Mortgage Corporation, dated December 18, 1996 (Exhibit 5 to the Company’s Schedule 14D-9, filed with the Commission on March 19, 1997 is hereby incorporated by reference.)

10.11
Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference.)

10.12
Amendment of Franchise Agreement between the Company and Ryan’s Family Steak Houses, Inc. dated August 31, 1999. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

10.13
Amendment to Franchise Agreement between the Company and Ryan’s Properties, Inc. dated January 30, 2002. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2002 is incorporated herein by reference.)

10.14
Form of Amended and Restated Mortgage Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.15
Form of Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.16
Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.17
Lease Agreement between the Company and Barnhill’s Buffet, Inc. for a restaurant property in Orange Park, Florida. (Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.18
Amendment to Franchise Agreement between the Company and Ryan’s Properties, Inc. dated December 17, 2003. (Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2004 is incorporated herein by reference.)

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

EACO CORPORATION (Registrant)

Date: [_________], 2007	/s/ Glen Ceiley
Glen Ceiley Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

EXHIBIT INDEX

No.	Exhibit
3.01	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

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

10.01
Amended Franchise Agreement between Family Steak Houses of Florida, Inc. and Ryan’s Family Steak Houses, Inc., dated September 16, 1987. (Exhibit 10.01 to the Company’s Registration Statement on Form S-1, filed with the Commission on October 2, 1987, Registration No. 33-17620, is incorporated herein by reference.)

10.02
Lease regarding the restaurant located at 3549 Blanding Boulevard, Jacksonville, Florida (Exhibit 10.03 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

10.03
Amendment of Franchise Agreement between Ryan’s Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 28, 1995, is incorporated herein by reference.)

10.04
Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

10.05
Rent Addendum to Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1996 is hereby incorporated by reference.)

10.06
Amendment of Franchise Agreement between the Company and Ryan’s Family Steak Houses, Inc. dated October 3, 1996. (Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.07
$15.36m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.08
$4.64m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.09
Form of Promissory Note between the Company and FFCA Mortgage Corporation, dated December 18, 1996. (Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 1997 is hereby incorporated by reference.)

10.10
Form of Mortgage between the Company and FFCA Mortgage Corporation, dated December 18, 1996 (Exhibit 5 to the Company’s Schedule 14D-9, filed with the Commission on March 19, 1997 is hereby incorporated by reference.)

10.11
Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 1998 is hereby incorporated by reference.)

10.12
Amendment of Franchise Agreement between the Company and Ryan’s Family Steak Houses, Inc. dated August 31, 1999. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

10.13
Amendment to Franchise Agreement between the Company and Ryan’s Properties, Inc. dated January 30, 2002. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2002 is incorporated herein by reference.)

10.14
Form of Amended and Restated Mortgage Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.15
Form of Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.16
Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.17
Lease Agreement between the Company and Barnhill’s Buffet, Inc. for a restaurant property in Orange Park, Florida. (Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

10.18
Amendment to Franchise Agreement between the Company and Ryan’s Properties, Inc. dated December 17, 2003. (Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2004 is incorporated herein by reference.)

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

32.01	Certification of Chief Operating Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.01

Certification

I, Glen Ceiley, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of EACO Corporation.

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: [_________], 2007

/s/ Glen Ceiley
Glen Ceiley Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

Exhibit 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the EACO Corporation’s (the “Company”) Quarterly Report on Form 10-QSB for the period ending March 28, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Glen Ceiley, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:

(1).	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2).	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: [_________], 2007

/s/ Glen Ceiley
Glen Ceiley Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)