Form 10QSB/A
period 2007-05-28
EACO CORP
filed 2007-05-29
CIK 784539

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB/A

                        (AMENDMENT NO. 1)

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

              Issuer's Telephone No. (714) 876-2490

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes ___X___ No______

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).

                      Yes _______ No __X___

As  of  March  28,  2007, the latest practicable date,  3,906,800 shares of the issuer's common stock, $.01 par value, were issued and outstanding.

                        Explanatory Note

This Amendment No. 1 to our original report on Form 10-QSB filed on May 21, 2007 is being filed to correct typographical and other errors, both in the financial statements and in the text of the original Form 10-QSB, which arose in the process of converting the Company's original Form 10-QSB to electronic form suitable for filing with the Securities and Exchange Commission. Further,
Item 6 of Part II of the original Form 10-QSB has been amended to contain currently-dated certifications as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this Amendment No. 1 as Exhibits 31.01 and 31.02. Items not being amended are presented for the convenience of the reader only.


Item 1.  Financial Statements.

                        EACO CORPORATION
         Condensed Consolidated Statements of Operations
                           (UNAUDITED)


                                            Quarters Ended
                                   March 28, 2007  March 29, 2006
                                   --------------  --------------

REVENUE
     RENTAL REVENUE                   $234,200        $231,900
                                      --------        --------

TOTAL REVENUE                          234,200         231,900
                                      --------        --------
COSTS AND EXPENSES:
     Depreciation and amortization     (89,300)        (73,400)
     General and administrative       (344,700)       (368,200)
     Loss on disposal of assets       (226,100)        (17,000)
                                      ---------       ---------

          Total costs and expenses    (660,100)       (458,600)
				      ---------	      ---------
Loss from operations                  (425,900)       (226,700)

Investment loss                       (104,700)       (165,300)

Interest and other income               29,500          320,300

Interest expense                      (125,800)        (121,100)
                                      ---------       ----------
     Loss before income taxes         (626,900)        (192,800)
Benefit for income taxes                     -           72,100
                                      ---------       ----------

Net loss                              (626,900)        (120,700)

Undeclared cumulative preferred stock
dividend                               (19,100)         (19,100)
                                      ---------        ---------

Net loss attributable to common
shareholders                         $(646,000)       $(139,800)
                                     ===========      ==========

Loss per share - basic and diluted   $   (0.17)       $   (0.04)

Weighted average common shares
outstanding - basic and diluted       3,906,800        3,906,800
                                      ---------       ----------

See accompanying notes to condensed consolidated financial statements

                        EACO Corporation
              Condensed Consolidated Balance Sheets



                                    March 28, 2007
                                     (Unaudited)   December 27, 2006
                                    -------------- -----------------
ASSETS
Current assets
     Cash and cash equivalents         $1,361,300     $1,196,900
     Restricted cash-short term         1,741,100      1,102,600
     Receivables, net                          --        436,300
     Prepaid and other current assets      97,800         99,700
                                       ----------     ----------

     Total current assets               3,200,200      2,835,500

Restricted cash                           400,000        400,000
Investments, trading                      264,500        784,000
Certificate of deposit                    376,500        376,500
Note receivable, net                       69,200         69,200

Property and equipment
     Land                               4,800,000      4,800,000
     Buildings and improvements         7,722,100      8,592,900
     Equipment                          2,143,900      2,707,400
                                       ----------     ----------
                                       14,666,000     16,100,300
     Accumulated depreciation          (3,398,200)    (4,541,100)
                                       -----------    -----------
     Net property and equipment        11,267,800     11,559,200

Other assets, net                         587,500        486,400
                                       ----------     ----------
                                      $16,165,700    $16,510,800
                                      ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                 $   368,500    $   486,700
     Securities sold, not yet
     purchased                          1,741,100      1,102,600
     Accrued liabilities                   69,000        116,600
     Current portion of workers
     compensation liability               303,700        303,700

     Current portion of long term debt     81,000         95,700
     Current portion of  obligation
     under capital lease                   24,100         20,300
                                      -----------     ----------

          Total current liabilities     2,587,500      2,125,600

Deferred rent                             248,400        271,100

Deposit liability                         123,900         89,500
Workers compensation liability          3,682,400      3,835,600
Long-term debt                          2,526,300      2,537,900
Obligations under capital lease         2,431,100      2,438,900
                                      -----------    -----------

          Total liabilities            11,599,500     11,298,600

Shareholders' equity:
   Preferred stock of $.01 par;
   authorized 10,000,000 shares;
   outstanding 36,000 at March 28,
   2007 and December 27, 2006
   (liquidation value $900,000
   plus accrued dividends)                    400            400

   Common stock of $.01 par;
   authorized 8,000,000 shares;
   outstanding 3,906,800 as of March
   28, 2007 and December 27, 2006          39,000         39,000

     Additional paid-in capital        10,932,300     10,932,300

     Accumulated Deficit               (6,405,500)    (5,759,500)
                                       -----------    -----------

          Total shareholders' equity    4,566,200      5,212,200
                                       -----------    -----------

                                      $16,165,700    $16,510,800
                                      ===========    ===========

See accompanying notes to condensed consolidated financial statements

                        EACO CORPORATION
         Condensed Consolidated Statements of Cash Flows
                           (UNAUDITED)


                                           Quarters Ended
                                    March 28, 2007  March 29, 2006
                                    --------------  --------------
Operating activities

Net loss                             $  (626,900)    $  (120,700)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:

     Depreciation and amortization        89,200          91,000
     Net losses on investments           104,700         165,300
     Loss on disposition of equipment    226,100          17,000
     Amortization of deferred rent       (22,700)        (23,900)
     Amortization of note receivable
     discount                                  -         (18,600)
     Decrease (increase) in:
        Receivables                      436,300          (3,600)
        Deferred tax assets                    -         (72,100)
        Inventories                            -             300
        Prepaids and other current assets  1,900         (53,900)
        Investments                      414,800          93,500
        Other assets                    (125,200)          7,900
     Increase (decrease) in:
        Accounts payable                (118,200)          1,000
        Securities sold, not yet
        purchased                        638,500         185,100
        Accrued liabilities              (47,600)       (178,400)
        Deposit liability                 34,400          (5,000)
        Workers compensation liability  (153,200)       (312,100)
                                        ---------       ---------

Net cash provided by (used in)
operating activities                     852,100        (227,200)
                                        =========       ==========
Investing activities:
     Restricted cash                    (638,300)       (403,500)
     Principal receipts on note
     receivable                                -         187,000
     Expenses from closing of
     restaurants                               -          (6,400)
                                        ---------       ----------
Net cash used in investing activities   (638,300)       (222,900)
                                        =========       ==========
Financing activities:
      Payments on long-term debt         (26,300)        (38,600)
      Preferred stock dividend           (19,100)        (19,100)
      Payment on capital leases           (4,000)         (4,400)
                                        ---------       ---------

Net cash used in financing activities    (49,400)        (62,100)
                                        ---------       ---------
Net increase (decrease) in cash and cash
equivalents unrestricted                 164,400        (512,200)

Cash and cash equivalents
unrestricted-beginning of period       1,196,900        3,044,700
                                       ---------        ---------

Cash and cash equivalents
unrestricted-end of periods           $1,361,300       $2,532,500
                                      ==========       ==========

Supplemental disclosures of cash flow
 information:
   cash paid during the quarter for
   interest                           $  125,800       $   84,900
                                      ==========       ==========

See accompanying notes to condensed consolidated financial statements

                   EACO CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS
                    March 28, 2007
                      (Unaudited)

 Note 1.  Basis of Presentation

 The  accompanying unaudited condensed consolidated
 financial   statements  have  been   prepared   in
 accordance      with     accounting     principles
 generally   accepted  in  the  United  States   of
 America  and  the  interim financial   information
 instructions to Form 10-QSB,  and do  not  include
 all the  information  and  footnotes  required  by
 generally   accepted  accounting  principles   for
 complete  financial  statements.  In  the  opinion
 of   management,   all   adjustments   (consisting
 of   normal    recurring   accruals)    considered
 necessary for a fair  presentation of the  results
 for  the  interim   periods have  been   included.
 Operating   results for the quarter   ended  March
 28,   2007   are not  necessarily  indicative   of
 the   results  that may be expected for the fiscal
 year   ending   January  2,  2008.   For   further
 information, refer to the financial statements and footnotes included in the Company's Annual
 Report  on  Form  10-K for the fiscal  year  ended
 December 27, 2006.

 The  condensed  consolidated financial  statements
 include  the  accounts  of  the  Company  and  its
 wholly-owned    subsidiary.     All    significant
 intercompany profits, transactions and balances have been eliminated.

 Certain items in the prior interim financial statements have been reclassified to conform to the 2007 presentation.

 Note 2. Investments

 Investments  consist  of  trading  securities  and
 securities   sold,   not  yet  purchased.    These
 securities are carried at fair market value,  with
 unrealized  gains  and  losses  reported  in   the
 Statement  of Operations as a component  of  other
 income  (expense).  Gains or losses on  securities
 sold  are  based  on  the specific  identification
 method.   The  results for the  first  quarter  of
 2007  included realized losses from  the  sale  of
 marketable  securities of $112,000 and unrealized
 gains  of  $7,000.  The  first  quarter  of   2006
 included   unrealized  losses  of   $163,000   and
 realized losses of $2,000.

 A  primary investment strategy used by the Company
 in  2007  and  2006 consisted of short-selling  of
 securities,   which  results  in  obligations   to
 purchase securities at a later date.  As of  March
 28,  2007,  the  Company's  total  obligation  for
 these  securities sold and not yet  purchased  was
 $1,741,000,  compared  to $1,103,000  at  December
 27,  2006.   The Company recognized net losses  on
 securities  sold,  not yet purchased  of  $105,000
 and $32,000 for the quarters ended March 28, 2007 and March 29, 2006, respectively.

 Note 3. Other Assets

 Other assets consist of the following:

                                March 28, 2007
                                 (Unaudited)    December 27, 2006
                                --------------  -----------------

 Leasehold origination costs      $310,000          $310,000
 Loan fees                          72,000            72,000
 Tenant improvements               210,000           210,000
 Deferred commissions              189,000            59,000
                                  --------          --------
                                   781,000           651,000
 Less accumulated amortization    (193,000)         (165,000)
                                  ---------         ---------
                                  $588,000          $486,000
                                  =========         =========

 Amortization  expense  was  approximately  $25,000
 for  the  quarter ended March 28, 2007  and  March
 29, 2006, respectively.

 Note 4.  Disposal of Assets

 One  of  the Company's vacant properties  has  the
 first  renewal  option  under  a  lease  agreement
 dated  December 30, 1981 expiring in  April  2007,
 after  which the Company has the option to  either
 terminate   the  lease  or  exercise  the   second
 renewal   option   as  defined   in   such   lease
 agreement.   During the quarter  ended  March  28,
 2007,  management decided to terminate the  lease.
 As  such,  the Company recorded a loss on disposal
 of    equipment   and   write-off   of   leasehold
 improvements of approximately $226,000,  which  is
 included    in    the    accompanying    condensed
 consolidated  statement  of  operations  for   the
 quarter ended March 28, 2007.

 Note 5.  Stock-Based Compensation

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

 Note 6.  Accrued Liabilities

 Accrued liabilities are summarized as follows:

                                March 28, 2007  December 27, 2006
                                  (Unaudited)
                                _____________   -----------------


 Property taxes                   $16,000           $     --
 Legal and accounting              30,000             48,000
 Unearned rental revenue               --             20,000
 Unearned CAM charges              16,000             21,000
 Other                              7,000             27,000
                                  -------           --------
                                  $69,000           $117,000
                                  =======           ========

 Note 7.  Workers' Compensation Liability

 The  Company  self-insures  workers'  compensation
 losses  up  to  certain limits. The liability  for
 workers'   compensation   claims   represents   an
 estimate  of  the  present value of  the  ultimate
 cost  of uninsured losses which are unpaid  as  of
 the   balance   sheet  dates.  The   estimate   is
 continually  reviewed  and  adjustments   to   the
 Company's estimated claim liability, if any, are reflected in current operations.

 The   State   of  Florida  Division  of   Workers'
 Compensation   ("the  Division")  requires   self-
 insured  companies to pledge collateral  in  favor
 of  the Division in an amount sufficient to  cover
 the Company's projected outstanding liability.  In
 compliance  with this requirement,  in  July  2004
 the  Company  provided  the  Division  with  a  $1
 million  letter  of credit from  a  bank  with  an
 expiration  date of July 1, 2006. Based  upon  the
 Bank's  evaluation of the Company's credit and  to
 avoid  collateralization requirements, the  letter
 of  credit is guaranteed on behalf of the  Company
 by  Bisco Industries, Inc. ("Bisco"). The Chairman
 of  the  Company's  Board of  Directors,  Glen  F.
 Ceiley,  is the President of Bisco.  In  addition,
 the   Company  pledged  certificates  of   deposit
 totaling  $376,500 to the Division,  to  meet  the
 Division's  collateral requirement of  $1,376,500.
 The  Company believes there is a strong likelihood
 that the Division will require an increase in  the
 Company's  collateral due to the increase  in  the
 worker's   compensation  reserve  in  2006.    The
 Company is unable to estimate the amount of that increase at this time.

 On  June 30, 2005, the Company completed the  sale
 of  substantially all of its operating restaurants
 (the   "Asset   Sale")  to  Banner  Buffets,   LLC
 ("Banner"  or  "the Buyer"). The sale  of  sixteen
 restaurant  businesses,  premises,  equipment  and
 other  assets  used in restaurant  operations  was
 made  pursuant  to  an  asset  purchase  agreement
 dated  February 22, 2005.  After the  Asset  Sale,
 the    Company   terminated   its   self-insurance
 program,  and  no  further  claims  were  incurred
 after June 29, 2005.  Subsequent to year end,  the
 Company   reached   a  $430,000  cash   settlement
 pursuant  to  an  agreement with  its  reinsurance
 carrier,  which  is  in  receivership,   for   its
 largest workers' compensation claim.  This  amount
 was  received during the first quarter ended March
 28,  2007.  As  a  result of that settlement,  the
 remaining   discounted  estimated  payments   with
 relationship   to   that   claim   increased    to
 approximately  $2,926,000. As  such,  the  Company
 accrued  the additional liability and recorded  an
 expense  of  $2,926,000 in the fourth  quarter  of
 2006   related  to  this  claim.   This   workers'
 compensation liability claim was $2,899,000 at March 28, 2007.

 Note 8.  Income Taxes

 We  adopted the provisions of Financial  Standards
 Accounting  Board Interpretation No. 48 Accounting
 for  Uncertainty  in Income Taxes  ("FIN  48")  an
 interpretation  of FASB Statement No.  109  ("SFAS
 109")  on  January 1, 2007. As  a  result  of  the
 implementation  of  FIN  48,  we   recognized   no
 material   adjustment   in   the   liability   for
 unrecognized income tax benefits. At the  adoption
 date  of  January  1, 2007, we had  $1,780,000  of
 unrecognized  tax  benefits, all  of  which  would
 affect  our  effective tax rate if recognized.  At
 March   28,   2007,   we   have   $1,780,000    of
 unrecognized tax benefits.

 We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 28, 2007, we have no accrued interest related to uncertain tax positions.

 The   tax  years  2003  -  2006  remain  open   to
 examination by the major taxing jurisdictions to which we are subject.

 Note 9.   Earnings (Loss) Per Share

 The   following   is  a  reconciliation   of   the
 numerators and denominators of the basic and diluted EPS computations for net loss and net loss attributable to common shareholders:


                                March 28, 2007  March 29, 2006
                                (Unaudited)
 EPS - basic and diluted:
       Net loss                  $ (627,000)     $ (121,000)
       Less: preferred stock
        dividends                   (19,000)        (19,000)
                                 -----------     -----------
       Net Loss for basic
       and diluted
         EPS computation         $ (646,000)     $ (140,000)
                                 ===========     ===========
 Weighted average shares
 outstanding for basic and
 diluted EPS computation          3,906,800       3,906,800
                                 ===========     ===========

 Loss per common share - basic
 and diluted                     $    (0.17)     $    (0.04)
                                 ===========     ============

 Due  to  the Company's net losses for the quarters
 ended   March  28,  2007  and  March   29,   2006,
 potentially dilutive securities were antidilutive and have been excluded from the computation of diluted earnings per share for these periods.

 Note 10. Commitments and Contingencies

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

 Leases

 The  monthly  sub-lease payments due from  one  of
 the   Company's  sub-tenants  are  less  than  the
 monthly   rent  due  from  the  Company   to   its
 landlord. The sub-lease term of ten years, which commenced on March 1, 2007, provides for monthly payments due to the Company of $16,600 with a 4% escalation clause every two years. The master lease term has a remaining term of eighteen years at March 28, 2007, and provides for monthly payments of $23,000, with a 3% escalation clause every December. It is management's intention to exercise the purchase option under the master lease agreement at a future time when it deems a possible sale might be more beneficial.

 Note  11.  Subsequent Event

 The  Company has a potential litigation  with  the
 landlord  on store 130. The Company has  submitted
 what   it   deems  are  acceptable   tenants   for
 sublease. The landlord has denied these applications, and the Company intends to aggressively pursue damages from the landlord for its actions.


 Item 2.  Management's Discussion and Analysis or
 Plan of Operation

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

 During the third quarter of 2005, the Company sold all of its operating restaurants to Banner. In September
 2006, Banner declared bankruptcy and, subsequently, rejected four of the leases of the stores previously assigned to Banner. As a result, the leases of two of the four stores have reverted back to the Company.
 As of December 27, 2006, those two stores remained vacant. During the quarter ended March 28, 2007, these stores were sublet, with the sublease periods beginning March 1, 2007 and April 16, 2007. The landlord denied the sublease that was set to commence on April 16, 2007, and the Company intends to aggressively pursue damages from the landlord for its actions.

 In addition, the Company owns an income-producing real estate property in Sylmar, California with two industrial tenants, which it purchased in the fourth quarter of 2005.

 Critical Accounting Policies and Use of Estimates

 Income Taxes

 We  adopted the provisions of Financial  Standards
 Accounting  Board Interpretation NO. 48 Accounting
 for  Uncertainty in Income Taxes  ("FIN  48"),  an
 interpretation  of  FASB Statement  No.  109("SFAS
 109")  on  January 1, 2007.  As a  result  of  the
 implementation  of  FIN  48,  we   recognized   no
 material   adjustment   in   the   liability   for
 unrecognized   income  tax   benefits.    At   the
 adoption   date  of  January  1,  2007,   we   had
 $1,780,000  of unrecognized tax benefits,  all  of
 which  would  affect  our effective  tax  rate  if
 recognized.    At   March  28,   2007,   we   have
 $1,780,000 unrecognized tax benefits.

 We recognize interest and penalties related to uncertain tax positions in income tax expense.
 As of March 28, 2007, we have no accrued interest related to uncertain tax positions.

 The   tax   years   2003-2006   remain   open   to
 examination by the major taxing jurisdictions to which we are subject.

 Use of Estimates

 The   preparation   of  the  Company's   condensed
 consolidated    financial   statements    requires
 management  to  make  estimates,  assumptions  and
 judgments that affect the Company's assets,
 liabilities, revenues and expenses and  disclosure
 of  contingent assets and liabilities.  Management
 bases   these   estimates   and   assumptions   on
 historical   data   and   trends,   current   fact
 patterns,   expectations  and  other  sources   of
 information  it  believes are reasonable.   Actual
 results  may  differ  from these  estimates  under
 different  conditions.  For a full description  of
 the  Company's  critical accounting policies,  see
 Management's Discussion and Analysis of  Financial
 Condition  and  Results  of  Operations   in   the
 Company's 2006 Annual Report on Form 10-K.

 Results of Operations

 Quarter Ended March 28, 2007 versus March 29, 2006

 The  Company  experienced  a  decrease  of  1%  in
 rental  revenue during the first quarter  of  2007
 compared to the first quarter of 2006, due to  the
 loss  of one tenant which was substantially offset
 by   an  increase  in  rental  income  of  another
 property.

 Depreciation  and amortization expenses  increased
 19%  primarily  from  tenant improvements  to  the
 Sylmar   property.   General  and   administrative
 expenses, such as payroll, payroll related costs, and insurance remained the same overall from 2006 to 2007, however there were significant increases in legal fees due to continuing actions from Banner's bankruptcy which were offset by the elimination of all payroll and related costs during the first quarter of 2007.

 In 2007 interest and other income decreased to $30,000 from $320,000 in 2006 due to interest received on the $4,000,000 note receivable from Banner and income from the settlement made with a tenant from one of the Company's properties who vacated the premises prior to the completion of their lease term.

 The  Company recognized income tax benefits of  $0
 and  $72,000 for the quarter ended March 28,  2007
 and March 29, 2006, respectively. The Company has a full valuation allowance as of December 27, 2006, and therefore no tax benefit was recorded for losses incurred during the quarter ended
 March 28, 2007.

 The   Company  invests  a  large  portion  of  its
 available  cash  in  marketable  securities.   The
 Company maintains an investment account to  effect
 these  transactions.  Investments are  made  based
 on  a  combination  of fundamental  and  technical
 analysis  primarily using a value-based investment
 approach.   The  holding  period  for  investments
 usually   ranges  from  30  days  to  24   months.
 Management  also  purchases marketable  securities
 using  margin  debt.   In determining  whether  to
 engage  in  transactions on margin, the  Company's
 Chairman   evaluates  the  risk  of  the  proposed
 transaction  and  the  relative  returns   offered
 thereby  and executes such transactions.   If  the
 market  value  of securities purchased  on  margin
 were  to decline below certain levels, the Company
 would be required to use additional cash from  its
 operating  account to fund a margin  call  in  its
 investment   account.   The   Company's   Chairman
 reviews the status of the investment account on  a
 regular  basis and analyzes such margin  positions
 and  adjusts  purchase  and sale  transactions  as
 necessary  to  ensure such margin  calls  are  not
 likely.   The  results for the  first  quarter  of
 2007  included realized losses from  the  sale  of
 marketable  securities of $112,000  and  realized
 gains  of  $7,000.  The  first  quarter  of   2006
 included   unrealized  losses  of   $163,000   and
 realized losses of $2,000.

 The net loss was $627,000 in the first quarter  of
 2007,  compared to a net loss of $121,000  in  the
 first  quarter  of 2006.  The 2007  first  quarter
 loss  was  due,  primarily, to investment  losses,
 legal  fees  and the disposal of property  #  101.
 The  first  quarter of 2006 loss  was  principally
 losses   from  investment  trading  and  operating
 costs in closing the Company's corporate office in Florida.

 Effective  April 1, 2006, the Company's  corporate
 office  was  moved from Neptune Beach, Florida  to
 Anaheim,  California.   The  Company  is   leasing
 space  from Bisco Industries, Inc. ("Bisco"),  the
 wholly owned company of the Company's Chairman  of
 the   Board   of  Directors  and  Chief  Executive
 Officer,  Glen  Ceiley.   The  Company  has   also
 entered  into  an  agreement  with  Bisco  whereas
 Bisco    will   provide   accounting   and   other
 administrative   services  to   the   Company   in
 exchange for a fee. Through March 28, 2007, Bisco billed the Company $50,000.

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

 As  of March 28, 2007, the Company had total  cash
 and   cash  equivalents  of  $3,102,000.  Of  this
 total, $2,999,000 was invested in brokerage  money
 market   accounts.  However,  $1,741,000  of   the
 brokerage accounts cash resulted from the sale  of
 securities   sold,   not  yet  purchased   ("short
 sales"), which is included as a liability  on  the
 Company's   balance  sheet  at  March  28,   2007.

 Accordingly, the Company will require this cash to cover the short sales liability, and therefore the $1,741,000 is not available for the Company's use. The balance of the cash in the brokerage accounts is available for use by the Company.

 At  March  28,  2007, the Company  had  a  working
 capital  surplus of $613,000 compared to a working
 capital surplus of $710,000 at December 27,  2006.
 The  decrease was due to cash outlays for  workers
 compensation claims, investment losses  and  other
 operating  expenses,  such as  legal  costs.  Cash
 provided  by operating activities was $852,000  in
 the  quarter  ended  March 28, 2007,  compared  to
 cash  used  by  operations  of  $227,000  in   the
 quarter ended March 29, 2006 primarily due to changing of operations from restaurant management to real estate management.

 In  June 2004, the Company sold 145,833 shares  of
 its  Common  Stock  directly to Bisco  Industries,
 Inc.  Profit Sharing and Savings Plan for a  total
 purchase  price of $175,000 in cash. In  September
 2004,  the  Company  sold  36,000  shares  of  the
 Company's  newly  authorized Series  A  Cumulative
 Convertible Preferred Stock at a price of $25  per
 share,  for  a  total purchase price  of  $900,000
 cash.   The  Preferred  Stock  was  sold  to   the
 Company's  Chairman. Dividends are paid  quarterly
 when   declared   by   the  Company's   Board   of
 Directors.   The   Company  paid  four   quarterly
 declared  dividends totaling $77,000 during  2006.
 Undeclared dividends as of March 28, 2007 were $19,000.

 The  Company is required to pledge collateral  for
 its    workers'   compensation   self    insurance
 liability with the Florida Self Insurers  Guaranty
 Association ("FSIGA"). The Company has a total  of
 $1.37    million    pledged   collateral.    Bisco
 Industries, Inc. ("Bisco") provides $1 million  of
 this  collateral. EACO Corporation's  Chairman  of
 the  Board  of Directors, Glen F. Ceiley,  is  the
 President  of Bisco. The Company may  be  required
 to  increase this collateral pledge from  time  to
 time   in   the  future,  based  on  its  workers'
 compensation  claim experience and  various  FSIGA
 requirements  for self-insured companies.  Despite
 the   sale  of  the  Company's  restaurants,   the
 workers'  compensation  will  remain  an   ongoing
 liability for the Company until all claims are paid, which will likely take many years.

 After  the Asset Sale, the Company terminated  its
 self-insurance  program,  and  no  further  claims
 were incurred after June 29, 2005.  Subsequent  to
 year  end,  the  Company reached a  $430,000  cash
 settlement  pursuant  to  an  agreement  with  its
 reinsurance  carrier, which  is  in  receivership,
 for   its  largest  worker's  compensation  claim.
 This  amount was received during the first quarter
 ended  March  28,  2007.  As  a  result  of   that
 settlement,  the  remaining  discounted  estimated
 payments   with   relationship   to   that   claim
 increased  to approximately $2,926,000.  As  such,
 the  Company accrued the additional liability  and
 recorded  an expense of $2,926,000 in  the  fourth
 quarter  of  2006  related to  this  claim.   This
 workers'   compensation   liability   claim    was
 $2,899,000 at March 28, 2007.

 The Company entered into a loan agreement with  GE
 Capital  for  one restaurant property still  owned
 by   the  Company.  As  of  March  28,  2007,  the
 outstanding  balance due under the Company's  loan
 with  GE  Capital was $850,000. The  Company  also
 assumed  a  loan with Citizen's Bank of California
 in   connection   with  the  California   Property
 purchase in November 2005. As of March 28, 2007, the outstanding balance due on this loan was $1,757,000. The weighted average interest rate for the Company's loans is 8.67%.

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

 Off-Balance Sheet Arrangements

 The  Company  has no off-balance sheet instruments
 that  are  reasonably likely to have a current  or
 future   effect   on   the   financial   position,
 revenues,  results  of  operations,  liquidity  or
 capital  expenditures, except for the land  leases
 on  the restaurant properties treated as operating
 leases  which are disclosed in the Company's  2006
 Annual Report on Form 10-K.

 Contractual Financial Obligations

 The  monthly  sub-lease payments due from  one  of
 the   Company's  sub-tenants  are  less  than  the
 monthly   rent  due  from  the  Company   to   its
 landlord.  The sub-lease term of ten years,  which
 commenced  on March 1, 2007, provides for  monthly
 payments due to the Company of $16,600 with  a  4%
 escalation  clause  every two years.   The  master
 lease term has a remaining term of eighteen years at March 28, 2007, and provides for monthly payments of $23,000, with a 3% escalation clause every December. It is management's intention to exercise the purchase option under the master lease agreement at a future time when it deems a possible sale might be more beneficial.

 In  addition  to using cash flow from  operations,
 the  Company  finances its operations through  the
 issuance  of debt and previously by entering  into
 leases.  These financial obligations are  recorded
 in  accordance with accounting rules applicable to
 the  underlying transactions, with the result that
 some  are  recorded as liabilities in the  balance
 sheet  while  others are required to be  disclosed
 in   the   Notes  to  the  Consolidated  Financial
 Statements   and   Management's   Discussion   and
 Analysis  in the Company's 2006 Annual  Report  on
 Form 10-K.

 Item 3. Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

 The  term "disclosure controls and procedures"  is
 defined  in Rules 13a-15(e) and 15d-15(e)  of  the
 Securities  Exchange Act of 1934, as amended  (the
 "Exchange Act"). This term refers to the  controls
 and  procedures of a company that are designed  to
 ensure  that information required to be  disclosed
 by  a  company in the reports that it files  under
 the   Exchange   Act   is   recorded,   processed,
 summarized, and reported within the required  time
 periods. Our Principal Executive Officer  and  our
 Principal  Financial Officer  have  evaluated  the
 effectiveness  of  our  disclosure  controls   and
 procedures as of the end of the period covered  by
 this  Quarterly Report on Form 10-QSB.  They  have
 concluded   that,  as  of  March  28,  2007,   our
 disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

 Changes in Internal Control over Financial
 Reporting

 No  change  in our internal control over financial
 reporting (as defined in Rules 13a-15(f) and  15d-
 15(f) under the Exchange Act) occurred during  the
 period  covered by this report that has materially
 affected,  or  is reasonably likely to  materially
 affect,   our  internal  control  over   financial
 reporting.

 Effective  April  2006, the  accounting  functions
 for   the   Company  are  performed   by   Bisco's
 accounting  personnel  and  independent   contract
 workers   pursuant  to  a  lease  and   facilities
 agreement.   Bisco is an affiliated company  owned
 by  the  Company's  Chairman and  Chief  Executive
 Officer.

                      PART II
                OTHER INFORMATION

 Item 1.   Legal Proceedings

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

      None.

 Item 3.   Defaults upon Senior Securities

      None.

 Item 4.   Submission of Matters to a Vote of
 Security Holders

      None.

 Item 5.   Other Information

      None.

 Item 6.   Exhibits

     (a) The following exhibits are filed as part of the report on Form 10-QSB.

 No.     Exhibits
 ---     --------
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

 10.12 Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated August 31, 1999. (Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

 10.13 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated January 30, 2002. (Exhibit
         10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2002 is incorporated herein by reference.)

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

 10.17 Lease Agreement between the Company and Barnhill's Buffet, Inc. for a restaurant property in Orange Park, Florida. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

 10.18 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated December 17, 2003. (Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2004 is incorporated herein by reference.)

 10.19 Asset Purchase Agreement between the Company and Banner Buffets, LLC ("Buyer") for the sale of 16 of the Company's restaurants, subject to Buyer's due diligence and shareholder approval, dated February 22, 2005. (Form 8-K filed with the Commission on February 22, 2005 is incorporated herein by reference.)

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

                                    EACO CORPORATION
                                    (Registrant)


                                    /s/ Glen Ceiley
                                    -----------------------
 Date:  May 25, 2007               Glen Ceiley
                                   Chief Executive Officer
                                   (Principal Executive Officer &
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

 10.12 Amendment of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated August 31, 1999. (Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2000 is incorporated herein by reference.)

 10.13 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated January 30, 2002. (Exhibit
         10.19 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2002 is incorporated herein by reference.)

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

 10.17 Lease Agreement between the Company and Barnhill's Buffet, Inc. for a restaurant property in Orange Park, Florida. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002 is incorporated herein by reference.)

 10.18 Amendment to Franchise Agreement between the Company and Ryan's Properties, Inc. dated December 17, 2003. (Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2004 is incorporated herein by reference.)

 10.19 Asset Purchase Agreement between the Company and Banner Buffets, LLC ("Buyer") for the sale of 16 of the Company's restaurants, subject to Buyer's due diligence and shareholder approval, dated February 22, 2005. (Form 8-K filed with the Commission on February 22, 2005 is incorporated herein by reference.)

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

 5.   I  have  disclosed, based on my  most  recent
      evaluation, to the registrant's auditors  and
      the audit committee of registrant's board  of
      directors   (or   persons   performing    the
      equivalent function):

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

 Date:  May 25, 2007
                              /s/ Glen Ceiley
                             -------------------------
                             Glen Ceiley
                             Chief Executive Officer
                             (Principal Executive Officer
                             & Principal Financial Officer)

 Exhibit 32.01


     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In  connection  with  the EACO Corporation's  (the
 "Company")  Quarterly Report on  Form  10-QSB  for
 the  period  ending March 28, 2007, as filed  with
 the  Securities  and Exchange  Commission  on  the
 date  hereof (the "Report"), I, Glen Ceiley, Chief
 Executive   Officer   of  the   Company,   certify
 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,:

      (1). The   Report  fully  complies  with  the
           requirements of Section 13(a)  or  15(d)
           of  the Securities Exchange Act of 1934,
           as amended; and
      (2). The  information contained in the Report
           fairly   presents,   in   all   material
           respects, the financial condition and results of operations of the Company.


 Date:  May 25, 2007
                             /s/ Glen Ceiley
                             ------------------------
                             Glen Ceiley
                             Chief Executive Officer
                             (Principal Executive Officer
                             & Principal Financial Officer)