Form 10QSB
period 2007-06-27
EACO CORP
filed 2007-08-13
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 27, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission File No. 000-14311

EACO CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida	No. 59-2597349
State of Incorporation	Employer Identification No.

1500 NORTH LAKEVIEW AVENUE
ANAHEIM, CALIFORNIA 92807
Address of Principal Executive Offices

Issuer’s Telephone No. (714) 876-2490

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Number of shares outstanding

Common Stock	3,906,801
$.01 par value	As of August 10, 2007

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation
Condensed Consolidated Statements of Operations

	Quarters Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2007	2006	2007	2006
	(Unaudited)
Revenues:
Rental revenue	$194,000	$182,100	$428,100	$414,000

Total revenues	194,000	182,100	428,100	414,000

Cost and expenses:
Depreciation and amortization	123,000	74,300	212,200	147,700
General and administrative expenses	519,100	317,300	844,300	685,500
Loss on disposition of equipment	—	900	226,100	17,900

Total costs and expenses	642,100	392,500	1,282,600	851,100

Loss from operations	(448,100)	(210,400)	(854,500)	(437,100)

Investment gain (loss)	(98,600)	52,900	(203,300)	(112,500)
Interest and other income	16,300	133,700	45,900	451,800
Interest expense	(107,800)	(78,000)	(190,600)	(199,100)

Loss before income taxes	(638,200)	(101,800)	(1,202,500)	(296,900)
Benefit for income taxes	—	38,200	—	112,500

Loss from continuing
operations	(638,200)	(63,600)	(1,202,500)	(184,300)

Discontinued operations:

Loss on sale of discontinued
operations, net of income tax	—	(116,600)	—	(116,600)
Loss from discontinued
operations	(360,000)	—	(423,200)	—

Net loss	(998,200)	(180,200)	(1,625,700)	(300,900)
Undeclared cumulative preferred
stock dividend	(19,100)	(19,100)	(38,200)	(38,200)

Net loss attributable to
common shareholders	($1,017,300)	($199,300)	($1,663,900)	($339,100)

Basic and diluted loss per share
Continuing operations	($0.17)	($0.02)	($0.32)	($0.05)
Discontinued operations	(0.09)	(0.03)	(0.11)	(0.03)

Net loss	($0.26)	($0.05)	($0.43)	($0.08)
Basic and diluted weighted average
common shares outstanding	3,906,800	3,906,800	3,906,800	3,906,800

See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Balance Sheets
	June 27,	December 27,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$855,400	$1,196,900
Restricted cash - short-term	1,182,700	1,102,600
Receivables	1,500	436,300
Prepaid and other current assets	120,400	99,700
Assets held for sale, net	1,456,600	1,495,400
Total current assets	3,616,600	4,330,900

Restricted cash	400,000	400,000
Investments, trading	261,700	784,000
Certificate of deposit	376,500	376,500
Note receivable, net	69,200	69,200

Property and equipment:
Land	4,800,300	4,800,000
Buildings and improvements	6,226,600	7,097,500
Equipment	2,143,900	2,707,400

	13,170,800	14,604,900
Accumulated depreciation	(3,497,000)	(4,541,100)

Net property and equipment	9,673,800	10,063,800

Other assets, principally deferred charges,
net of accumulated amortization	558,300	486,400

	$14,956,100	$16,510,800
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$591,700	$486,700
Securities sold, not yet purchased	1,182,700	1,102,600
Accrued liabilities	152,400	116,600
Current portion of workers compensation benefit liability	303,700	303,700
Current portion of long-term debt	81,100	95,700
Current portion of obligation under capital lease	24,100	20,300
Liabilities associated with assets held for sale	1,772,600	1,527,100

Total current liabilities	4,108,300	3,652,700

Deferred rent	256,500	271,100
Deposit liability	122,400	89,500
Workers compensation benefit liability	3,528,800	3,835,600
Long-term debt	2,498,100	2,537,900
Obligations under capital lease	893,100	911,800
Total liabilities	11,407,200	11,298,600

Shareholders' equity:
Preferred stock of $.01 par; authorized 10,000,000 shares; outstanding 36,000 shares at June 27, 2007 and December 27, 2006 (liquidation value $900,000)	400	400
Common stock of $.01 par; authorized 8,000,000 shares; outstanding 3,906,801 shares at June 27, 2007 and December 27, 2006	39,000	39,000
Additional paid-in capital	10,932,600	10,932,300
Accumulated deficit	(7,423,100)	(5,759,500)

Total shareholders' equity	3,548,900	5,212,200

	$14,956,100	$16,510,800

See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 27,	June 28,
	2007	2006
	(Unaudited)
Operating activities:
Net loss	($1,625,700)	($300,900)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	251,000	147,700
Net losses on investments	203,300	112,500
Loss on purchase commitment	238,000	—
Loss on disposal of equipment	226,100	—
Loss on disposition of property held for sale	—	186,500
Amortization of loan fees	—	35,300
Amortization of deferred gain	—	(47,800)
Amortization of deferred rent	(14,600)	—
Amortization of note receivable discount	—	(37,300)
Decrease (increase) in:
Receivables	434,800	6,900
Deferred tax assets	—	(180,300)
Prepaids and other current assets	(20,700)	(17,600)
Investments	319,000	(325,900)
Other assets	(120,300)	11,600
Increase (decrease) in:
Accounts payable	105,600	100,900
Securities sold, not yet purchased	80,100	(811,100)
Accrued liabilities	35,800	(197,000)
Deposit liability	32,900	(6,000)
Liabilities with assets held for sale	—	(16,800)
Workers compensation benefit liability	(299,300)	(656,900)

Net cash used in operating activities	(154,000)	(1,996,900)

Investing activities:
Restricted cash	(80,100)	710,000
Principal receipts on note receivable	—	187,000
Proceeds from sale of property held for sale	—	750,000
Expenses from sale of property held for sale	—	(54,700)
Expenses from closing of restaurants	—	(6,400)
Net cash provided by (used in) investing activities	(80,100)	1,585,900

Financing activities:
Proceeds from sale-leaseback	—	(21,100)
Payments on long-term debt	(54,400)	(932,600)
Preferred stock dividend	(38,200)	(38,200)
Payment on capital lease	(14,800)	(8,900)
Net cash used in financing activities	(107,400)	(1,000,800)

Net decrease in cash and cash equivalents	(341,500)	(1,411,800)
Cash and cash equivalents - beginning of year	1,196,900	3,044,700
Cash and cash equivalents - end of period	$855,400	$1,632,900
Supplemental disclosures of cash flow information:
Cash paid during the six months for interest	$274,500	$195,900

See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2007

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-QSB, and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) for the quarter ended June 27, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2008. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2006.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany profits, transactions and balances have been eliminated.

Certain reclassifications have been made to prior year amounts in order to conform to the discontinued presentation prior to June 27, 2007.

Note 2. Discontinued Operations

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company accounts for the results of operations of a component of an entity that has been disposed or that meets all of the "held for sale" criteria, as discontinued operations, if the component's operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The "held for sale" classification requires having the appropriate approvals by management, the Board of Directors and shareholders, as applicable, and meeting other criteria. When all of these criteria are met, the component is then classified as "held for sale" and its operations are reported as discontinued operations.

The assets held for sale and associated liability included in the unaudited balance sheet as of June 27, 2007 relate to one restaurant that was included in the sale to Banner Buffets, LLC (“Banner”) on June 30, 2005 (the sale of substantially all of the Company’s restaurant assets to Banner pursuant to that certain Asset Purchase Agreement dated February 22, 2005 is hereinafter referred to as the “Asset Sale”), where the Company’s landlord agreed to the assignment of the Company’s lease; however, did not release the Company from liability should Banner fail to meet its obligations. In September 2006, the bankruptcy court rejected the lease for this store, thus releasing Banner from any further obligation and accordingly, the Company’s asset and related liabilities are reflected on the balance sheet as of September 27, 2006.

As of June 27, 2007, management has made the decision to exercise the purchase option available to the Company pursuant to the terms of the lease agreement and subsequently, to sell the building. Management believes that all criteria for “held for sale” classification was met at June 27, 2007 and consequently reclassified the assets and related obligation under capital lease from “held” and used to “held for sale.”

Management also determined a loss of approximately $238,000 would be recognized associated with planned exercise of the purchase option and subsequent sale of the building based on current plans. Since the anticipated loss is probable and estimable at June 27, 2007, the loss has been recognized during the quarter ended June 27, 2007.

Assets and liabilities of discontinued operations are as follows:

	June 27,	December 27,
	2007	2006
	(Unaudited)
Assets
Property and equipment:
Land	—	—
Buildings and improvements	$1,463,900	$1,463,900
Equipment	604,400	604,400
	2,068,300	2,068,300
Accumulated depreciation	(611,700)	572,900

Net property and equipment	1,456,600	1,495,400
Total assets held for sale	1,456,600	1,495,400

Liabilities
Accrued loss on purchase commitment	238,000	—
Obligations under capital lease	1,534,600	1,527,100
Total liabilities associated with assets held for sale	$1,772,600	$1,527,100

Discontinued operations for the quarter and six months ended June 27,2007 were as follows:

	Quarter ended	Six months ended
	June 27, 2007	June 27, 2007
	(Unaudited)
Rent income	$5,500	$5,500
Less: Expenses
Rent expense	38,600	57,800
Depreciation	38,800	38,800
Interest expense	50,100	93,500
Loss on purchase commitment	238,000	238,000
Loss from discontinued operations	$(360,000)	$(423,200)

Note 3. Investments

Investments consist of trading securities and securities sold, not yet purchased.

These securities are carried at fair market value, with unrealized gains and losses reported in statement of operations as a component of other income (expense). Gains or losses on securities sold are based on the specific identification method. The results for the six months and the quarter ended June 27, 2007 included realized losses from the sale of marketable securities of $227,000,and $233,000 and unrealized gains of $23,000 and $135,000. The results for the six months and the quarter ended June 28, 2006 included realized losses from the sale of marketable securities of $80,000 and $30,000 and unrealized gains (losses) of $133,000 and ($82,000).

A primary investment strategy used by the Company in 2007 and 2006 consisted of the short-selling of securities, which results in obligations to purchase securities at a later date. As of June 27, 2007, the Company’s total obligation for these securities sold and not yet purchased was $1,182,700 compared to $1,103,000 at December 27, 2006. The Company recognized net losses on securities sold, not yet purchased of $227,000 and $35,000 for the quarters ended June 27, 2007 and June 28, 2006, respectively. The Company recognized net losses on securities sold not yet purchased of $204,000 and $77,000 for the six months ended June 27, 2007 and June 28, 2006 respectively.

Note 4. Other Assets

Other assets are summarized as follows (and are rounded to the nearest thousand):
	June 27,	December 27,
	2007	2006
	(Unaudited)
Leasehold origination costs	$310,000	$310,000
Loan fees	72,000	72,000
Tenant improvements	210,000	210,000
Deferred commissions and fees	183,000	59,000
	775,000	651,000
Less accumulated amortization	(217,000)	(165,000)
	$558,000	$486,000

Amortization expense was $25,000, and $50,000 for the quarters and six months ended June 27, 2007 and June 28, 2006 respectively. Deferred commissions were recognized on the new sublease.

Note 5. Disposal of Assets

The lease on Store 101 expired at the end of March 2007 and the Company did not renew the lease. The disposition of the equipment at this location resulted in a loss on disposal as the proceeds were not adequate to account for the basis of the property. The net loss on sale of these assets was $226,000 and such loss is recorded in the accompanying condensed consolidated statement of operations for the six months ended June 27, 2007.

Note 6. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payments.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. During the three and six months ended June 27, 2007, the Company awarded no stock options, nor were there any unvested option awards as of December 27, 2006, and thus, the Company recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified, repurchased or cancelled after December 27, 2006.

Note 7. Accrued Liabilities

Accrued Liabilities are summarized as follows (and are rounded to the nearest thousand):

	June 27,	December 27,
	2007	2006
	(Unaudited)

Property taxes	$16,000	$—
Legal and accounting	98,000	48,000
Unearned rental revenue	20,000	20,000
Unearned CAM charges	10,000	21,000
Other	8,000	28,000
	$152,000	$117,000

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

The Workers’ Compensation Liability Claim was $3,832,500 at June 27, 2007. After the Asset Sale, the Company terminated its self-insurance program, and no further claims were incurred after June 29, 2005. One existing claim with a discounted estimated payout of $2.9 million was accrued for as expense in the fourth quarter of 2006. During the quarter ended March 26, 2007, the Company reached a $430,000 cash settlement pursuant to an agreement with its reinsurance carrier, which is in receivership, for this claim. This amount was received during the first quarter ended March 28, 2007.

The State of Florida Division of Workers’ Compensation (“the Division”), requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the Company’s projected outstanding liability. In compliance with this requirement, in July 2004, the Company provided the Division with a $1 million letter of credit from a bank with an expiration date of May 30, 2008. Based upon the Bank’s evaluation of the Company’s credit and to avoid collateralization requirements, the letter of credit is guaranteed on behalf of the Company by Bisco Industries, Inc. (“Bisco”). The Chairman of the Company’s Board of Directors, Glen F. Ceiley, is the President of Bisco. In addition, the Company pledged certificates of deposit totaling $376,500 to the Division to meet the Division’s collateral requirements of $1,376,500. The Company believes there is a strong likelihood that the Division will require an increase in the Company’s collateral due to the increase in the Worker’s Compensation Reserve in 2006. The Company is unable to estimate the amount of that increase at this time.

Note 9. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”(“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $1,780,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 27, 2007, we have $1,780,000 unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 27, 2007, we have no accrued interest related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 10. Earnings (Loss) Per Share

The following is a quarterly reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net loss and net loss from continuing operations attributable to common shareholders:

	Quarters Ended		Six Months Ended
	June 27,	June 28,	June 27,	July 28,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
EPS from continuing operations -
basic and diluted:
Loss from continuing operations	$(638,200)	$(63,600)	$(1,202,500)	$(184,300)
Less preferred stock dividends	(19,100)	(19,100)	(38,200)	(38,200)

Net Loss for basic and diluted
EPS Computation	$(657,300)	$(82,700)	$(1,240,700)	$(323,600)

Weighted average shares outstanding for basic and diluted EPS computation	$3,906,800	$3,906,800	$3,906,800	$3,906,800

Loss per common share from continuing operations - basic and diluted	$(0.17)	$(0.02)	$(0.32)	$(0.05)

Note 11. Commitments and Contingencies

Legal Matters

In connection with the Asset Sale, a broker has demanded a commission payment of $3.5 million. The Company has filed suit against the broker in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In July, 2007, a trial was held in Duval County before a circuit judge. The judge requested that the parties submit additional information before a judgment is entered. The Company cannot predict when a judgment will be entered.

In addition, in August 2005, the Company was sued by another broker who claims that a commission of $749,000 is payable to him as a result of the Asset Sale.

On June 14, 2007, the Company filed suit against CNL Net Lease Funding 2001, L.P. and CNL Net Lease Funding 2001, Inc. (“CNL”), the landlord of Store 130, with respect to the exercise of the Company’s purchase option under its lease of Store 130. The Company seeks specific performance of the exercised lease option and breach of lease damages from CNL. The Company believes it will be successful in acquiring Store 130 through the settlement of this suit.

Due to the fact that management cannot predict the outcome or the possible payments, if any, awarded under these legal proceedings, no charge to earnings has been made in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies and Use of Estimates

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement process for recording within the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its Statement of Financial position, and offers an irrevocable option to a fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, SFAS No. 159 will have on its financial statements.

Use of Estimates

The preparation of EACO Corporation’s condensed consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 27, 2006.

Results of Operations

Comparison of Quarters Ended June 27, 2007 and June 28, 2006

The Company experienced an increase of 6% in rental revenue during the second quarter of 2007 compared to the second quarter of 2006, due to an increase in rental income of the full rental on the Sylmar property, which was substantially offset by the loss of one tenant.

Depreciation and amortization expenses increased 66% primarily from the return of one property due to Banner’s rejection of a lease in bankruptcy court. The depreciation expense on this property exceeded the increase in amortization from tenant improvements to the Sylmar property ("Sylmar property" refers to the property owned by the Company in California).

General and administrative expenses overall, such as payroll, payroll-related costs, insurance and legal costs increased significantly from 2006 to 2007. There were significant increases in legal fees due to continuing actions from Banner’s bankruptcy, the commission litigation related to the Asset Sale, negotiations on property leases for the Company’s acquisition and disposition, as well as professional fees in studying the workers compensation liabilities which were partially offset by the elimination of all payroll and related costs during the first and second quarters of 2007.

In the quarter ended June 27,2007, interest and other income decreased to $16,300 from $133,700 in the respective prior year quarter due to 2006 interest received on the $4,000,000 note receivable from Banner and income from the settlement made with a tenant from one of the Company’s properties that vacated the premises prior to the completion of its lease term.

The Company recognized income tax benefits of $0 and $38,200 for the quarter ended June 27, 2007 and June 28, 2006, respectively. The Company has a full valuation allowance as of June 27, 2007, and, therefore, no tax benefit was recorded for losses incurred during the quarter ended June 27, 2007.

The results for the second quarter of 2007 included realized losses from the sale of marketable securities of $233,000 and realized gains of $135,000. The second quarter of 2006 included unrealized gains of $132,000 and realized losses of $80,000.

The net loss from continuing and discontinued operations was $998,200 in the second quarter of 2007 compared to a net loss of $180,200 in the second quarter of 2006. The 2007 second quarter loss was due, primarily to investment losses, legal fees and the loss on purchase commitment from the anticipated sale of Store 132. The second quarter of 2006 loss was principally losses from investment trading and operating costs in closing the Company’s corporate office in Florida.

Effective April 1, 2006, the Company’s corporate office was moved from Neptune Beach, Florida to Anaheim, California. The Company is leasing space from Bisco Industries, Inc.(“Bisco”), the wholly-owned company of the Company’s Chairman of the Board of Directors and Chief Executive Officer, Glen Ceiley. The Company has also entered into an agreement with Bisco whereby Bisco will provide accounting and other administrative services to the Company in exchange for a fee. For the quarter ended June 27, 2007, Bisco billed the Company $ 30,900.

Comparison of Six Months Ended June 27, 2007 and June 28, 2006

The Company experienced an increase of 3% in rental revenue during the first six months of 2007 compared to the first six months of 2006, due to the acquisition of rental income property in Sylmar, California exceeding the loss of income on a property which lease expired in March 2007.

Depreciation and amortization expenses increased 44% due to the acquisition of the Sylmar, California property and the return by Banner through its rejection of the lease guaranteed by the Company.

General and administrative expenses, such as payroll, payroll-related costs and insurance, increased 23% due to increases in legal and other professional fees in the first six months of 2007 as compared to the first six months of 2006.

Interest and other income decreased 90% to $45,900 due to the interest received on the $4,000,000 note receivable from Banner in 2006 and a settlement made with a tenant from one of the Company’s properties that vacated the premises prior to the completion of its lease term in 2006. The Company recognized income tax benefit of $0 and $112,500 for the six months ended June 27, 2007 and June 28, 2006, respectively.

The results for the first six months of 2006 included realized losses from the sale of marketable securities of $82,300 and unrealized losses of $30,200. During the first six months of 2007 the Company had unrealized gains from the sale of marketable securities of $142,000 and realized losses of $345,000.

The net loss was $1,625,700 in the first six months of 2007, compared to net loss of $300,900 in the first six months of 2006. Loss per share for the six months was 43 cents in 2007 compared to 8 cents in 2006.

Liquidity and Capital Resources

Historically, substantially all of the Company’s revenues were derived from cash sales. Inventories were purchased on credit and were converted rapidly to cash. Therefore, the Company has not carried significant receivables or inventories and, other than the repayment of debt, working capital requirements for continuing operations have not been significant. In 2006, due to the increase in workers’ compensation liability, working capital requirements have been significant.

As of June 27, 2007, the Company had total cash and cash equivalents of $2,038,000. Of this total, all of it was invested in brokerage money market accounts. However, $1,182,700 of the brokerage accounts cash resulted from the sale of securities sold, not yet purchased (“short sales”), which is included as a liability on the Company’s balance sheet at June 27, 2007. Accordingly, the Company will require this cash to cover the short sales liability, and, therefore, the $1,182,700 is not available for the Company’s use. The balance of the cash in the brokerage accounts is available for use by the Company.

At June 27, 2007, the Company had a working capital deficit of $1,391,700 compared to a working capital surplus of $678,200 at December 27, 2006. The decrease was due to cash outlays for workers compensation claims, investment losses and other operating expenses, such as legal costs in addition to the losses in discontinued operations and asset disposals. Cash used in operating activities was $154,000 in the quarter ended June 27, 2007, compared to cash used by operations of $1,996,900 in the quarter ended June 28, 2006, primarily due to changing of operations from restaurant management to real estate management and more significantly the prior years’ significant recognition of liability for workers compensation.

In June 2004, the Company sold 145,833 shares of its common stock directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total purchase price of $175,000 in cash. In September 2004, the Company sold 36,000 shares of the Company’s newly-authorized Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) at a price of $25 per share, for a total purchase price of $900,000 cash. The Preferred Stock was sold to the Company’s Chairman. Dividends are paid quarterly when declared by the Company’s Board of Directors. The Company paid four quarterly declared dividends totaling $76,500 during 2006. Undeclared dividends as of June 27, 2007 were $38,000.

The Company is required to pledge collateral for its Workers’ Compensation Self-Insurance Liability with the Florida Self Insurers Guaranty Association (“FSIGA”). The Company has a total of $1.37 million pledged collateral. Bisco Industries, Inc. (“Bisco”) provides $1 million of this collateral. EACO Corporation’s Chairman of the Board of Directors, Glen F. Ceiley, is the President of Bisco. The Company may be required to increase this collateral pledge from time to time in the future, based on its workers’ compensation claim experience and various FSIGA requirements for self-insured companies. Despite the sale of the Company’s restaurants, the workers’ compensation will remain an ongoing liability for the Company until all claims are paid, which will likely take many years.

After the Asset Sale, the Company terminated its self-insurance program, and no further claims were incurred after June 29, 2005. Subsequent to year end, the Company reached a $430,000 cash settlement pursuant to an agreement with its reinsurance carrier, which is in receivership, for its largest workers’ compensation claim. This amount was received during the first quarter ended March 28, 2007. As a result of that settlement, the remaining discounted estimated payments with relationship to that claim increased to approximately $2,926,000. As such, the Company accrued the additional liability and recorded an expense of $2,926,000 in the fourth quarter of 2006 related to this claim. The workers’ compensation liability claim was $3,832,500 at June 27, 2007.

The Company entered into a loan agreement with GE Capital for one restaurant property still owned by the Company. As of June 27, 2007, the outstanding balance due under the Company’s loan with GE Capital was $838,000. The Company also assumed a loan with Citizen’s Bank of California in connection with the Sylmar property purchase in November 2005. As of June 27, 2007, the outstanding balance due on this loan was $1,750,000. The weighted average interest rate for the Company’s loan is 8.67%.

A further contingency of the Company continues to be the litigation with two brokers claiming commissions totaling approximately $4.25 million. While the Company continues to defend its position, the outcome remains uncertain. The Company has available borrowing capacity on the Sylmar property, if required, to cover any capital requirements associated with this case or those of any other normal operating expenditures.

The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. Among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital, Citizen’s Bank or other lenders to extend financing commitments; repairs or similar expenditures required for existing properties due to weather or acts of God; the Company’s success in selling properties listed for sale; the economic conditions in the new markets into which the Company expands, if any; business conditions, such as inflation or a recession, and growth in the general economy; and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures, except for the land leases on the restaurant properties treated as operating leases which are described in the Company’s Annual Report on Form 10-K for the year ended December 27, 2006.

Contractual Financial Obligations

The monthly sub-lease payments due from one of the Company’s sub-tenants are less than the monthly rent due from the Company to its landlord. The sub-lease term of ten years, which commenced on March 1, 2007, provides for monthly payments due to the Company of $16,600 with a 4% escalation clause every two years. The master lease term has a term of eighteen years remaining at June 31, 2007, and provides for monthly payments of $23,000, with a 3% escalation clause every December. It is management’s intention to exercise the purchase option under the master lease agreement during the next quarter, and subsequently sell.

In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and previously by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that some are recorded as liabilities in the balance sheet while others are required to be disclosed in the Notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 27, 2006.

Item 3. Controls and Procedures

The disclosure in Item 3A(T) below is hereby incorporated by reference.

Item 3A(T). Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information regarding the Company’s financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b) Changes in internal control. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses other than as noted below:

Effective April 2006, the accounting functions for the Company are performed by Bisco’s accounting personnel and independent contract workers pursuant to a lease and facilities agreement. Bisco is an affiliated company owned by the Company’s Chairman and Chief Executive Officer.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition, except as discussed below. In connection with the Asset Sale, a broker, Florida Growth Realty (Robert Lurie), has demanded a commission payment of $3.5 million. The Company filed suit against the broker on July 11, 2005, in Duval County Circuit Court in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In July, 2007, a trial was held in Duval County before a circuit judge. The judge requested that the parties submit additional information before a judgment is entered. The Company cannot predict when a judgment will be entered or what the final judgment might be.

In addition, in August 2005, the Company was sued in Miami-Dade County Circuit Court by Horn Capital Realty, another broker. Horn Capital claimed that a commission of $749,000 was payable to it as a result of the Asset Sale.

On June 14, 2007, the Company filed suit against CNL Net Lease Funding 2001, L.P. and CNL Net Lease Funding 2001, Inc. (“CNL”), the landlord of Store 130, in the Fifth Judicial Circuit in and for Hernando County, Florida, with respect to the exercise of the Company’s purchase option under its lease of Store 130. The Company seeks specific performance of the exercised lease option and breach of lease damages from CNL. The Company believes it will be successful in acquiring Store 130 through settlement of this suit.

Due to the fact that management cannot predict the outcome or the possible payments, if any, awarded under these legal proceedings, no change to earnings has been made in the financial statements included in this quarterly report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of the report on Form 10-QSB.

No.	Exhibit

3.00	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.01
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

3.03
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3-04 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

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

3.06
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2004, is incorporated herein by reference.)

3.07
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 3, 2004, is incorporated herein by reference.)

3.08
Amendment of Articles of Incorporation of EACO Corporation for the purpose of issuance of Preferred Stock to Glen Ceiley, its Chairman and CEO. (Form 8-K filed with the Commission September 8, 2004, is incorporated herein by reference.)

3.09	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Foam 8-A, filed with the Commission on March 19, 1997, is incorporated herein by reference.)

3.10
Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2000, is incorporated herein by reference.)

31.01
Certification of Chief Operating Officer and Principal Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Operating Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION (Registrant)

Date: August 13, 2007	/s/ Glen Ceiley
Glen Ceiley Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

EXHIBIT INDEX

No.	Exhibit

3.00	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.01
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

3.03
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3-04 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

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

3.06
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2004, is incorporated herein by reference.)

3.07
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 3, 2004, is incorporated herein by reference.)

3.08
Amendment of Articles of Incorporation of EACO Corporation for the purpose of issuance of Preferred Stock to Glen Ceiley, its Chairman and CEO. (Form 8-K filed with the Commission September 8, 2004, is incorporated herein by reference.)

3.09	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Foam 8-A, filed with the Commission on March 19, 1997, is incorporated herein by reference.)

3.10
Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2000, is incorporated herein by reference.)

31.01
Certification of Chief Operating Officer and Principal Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Operating Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.