Form 10QSB
period 2007-09-26
EACO CORP
filed 2007-11-13
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 26, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission File No. 000-14311

EACO CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida	No. 59-2597349
(State of Incorporation)	(Employer Identification No.)

1500 NORTH LAKEVIEW AVENUE
ANAHEIM, CALIFORNIA 92807
(Address of Principal Executive Offices)

(714) 876-2490
(Issuer’s Telephone No.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Title of each class	Number of shares outstanding

Common Stock	3,906,801
$.01 par value	As of November 5, 2007

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

EACO Corporation
Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarters Ended		Nine Months Ended
	Sept 26,	Sept 27,	Sept 26,	Sept 27,
	2007	2006	2007	2006
Revenues:
Rental revenue	$262,700	$157,500	$696,400	$571,000
Total revenues	262,700	157,500	696,400	571,000
Cost and expenses:
Depreciation and amortization	120,800	70,800	371,800	218,500
General and administrative expenses	413,100	446,600	1,315,400	1,169,500
Provision for loss on note receivable and bad debt expense		3,107,900		3,103,200
Loss on property purchase commitments	—	—	238,000	—
Loss on disposition of equipment	—	8,400	226,100	26,300
Total costs and expenses	533,900	3,633,700	2,151,300	4,517,500
Loss from operations	(271,200)	(3,476,000)	(1,454,900)	(3,945,800)

Investment gain (loss)	69,400	137,800	(133,900)	25,200
Interest and other income	13,800	73,700	59,700	525,500
Interest expense	(101,100)	(143,900)	(385,200)	(343,000)
Loss before income taxes	(289,100)	(3,408,400)	(1,914,300)	(3,738,100)
Benefit for income taxes	—	1,031,000	—	1,143,500
Loss from continuing operations	(289,100)	(2,377,400)	(1,914,300)	(2,594,600)

Discontinued operations:

Loss on sale of discontinued operations, net of income tax	—	—	—	(116,600)
Net loss	(289,100)	(2,377,400)	(1,914,300)	(2,711,200)
Undeclared cumulative preferred stock dividend	(19,100)	(19,100)	(57,300)	(57,300)
Net loss attributable to common shareholders	$(308,200)	$(2,396,500)	$(1,971,600)	$(2,768,500)

Basic and diluted loss per share continuing operations	$(0.08)	$(0.61)	$(0.50)	$(0.68)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.03)
Net loss	$(0.08)	$(0.61)	$(0.50)	$(0.71)
Basic and diluted weighted average common shares outstanding	3,906,800	3,906,800	3,906,800	3,906,800

See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Balance Sheets

	Sept 26,	December 27,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$705,500	$1,196,900
Restricted cash - short-term	458,000	1,102,600
Receivables	—	436,300
Prepaid and other current assets	89,000	99,700
Total current assets	1,252,500	2,835,500

Restricted cash	400,000	400,000
Investments, trading	85,400	784,000
Certificate of deposit	376,500	376,500
Note receivable, net	69,200	69,200

Property and equipment:
Land	4,800,300	4,800,000
Buildings and improvements	7,722,000	8,592,900
Equipment	2,152,900	2,707,400
	14,675,200	16,100,300
Accumulated depreciation	(3,632,400)	(4,541,100)
Net property and equipment	11,042,800	11,559,200

Other assets, principally deferred charges, net of accumulated amortization	541,900	486,400
	$13,768,300	$16,510,800
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$525,200	$486,700
Securities sold, not yet purchased	458,000	1,102,600
Accrued liabilities	186,400	116,600
Accrued loss on property purchase commitment	238,000	—
Current portion of workers compensation benefit liability	303,700	303,700
Current portion of long-term debt	84,800	95,700
Current portion of obligation under capital lease	30,400	20,300
Total current liabilities	1,826,500	2,125,600

Deferred rent	232,600	271,100
Deposit liability	123,900	89,500
Workers compensation benefit liability	3,453,600	3,835,600
Long-term debt	2,468,000	2,537,900
Obligations under capital lease	2,423,100	2,438,900
Total liabilities	10,527,700	11,298,600

Shareholders' equity:
Preferred stock of $.01 par; authorized 10,000,000 shares; outstanding 36,000 shares at September 26, 2007 and December 27, 2006 (liquidation value $900,000)	400	400
Common stock of $.01 par; authorized 8,000,000 shares; outstanding 3,906,800 shares at September 26, 2007 and December 27, 2006	39,000	39,000
Additional paid-in capital	10,932,600	10,932,300
Accumulated deficit	(7,731,400)	(5,759,500)
Total shareholders' equity	3,240,600	5,212,200
	$13,768,300	$16,510,800

See accompanying notes to condensed consolidated financial statements.

EACO Corporation
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	Sept 26,	Sept 27,
	2007	2006
	(Unaudited)
Operating activities:
Net loss	($1,914,300)	($2,711,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,700	165,800
Net (gain) loss on investments	133,900	(19,200)
Loss on property purchase commitment	238,000	(6,400)
Loss on disposal of equipment	226,100	—
Loss on disposition of property held for sale	—	116,600
Amortization of loan fees and origination costs	32,100	52,800
Amortization of deferred gain	—	(54,700)
Amortization of deferred rent	—	17,100
Amortization of below market leases	(72,400)	(24,000)
Loss from closing restaurants	—	(26,300)
Deferred tax asset	—	(1,143,500)
Amortization of note receivable discount	—	(56,100)
Provision for loss on note receivable and bad debt expense	—	3,103,200
Decrease (increase) in:
Receivables	436,300	(26,500)
Prepaids and other current assets	29,700	6,200
Inventories	—	300
Investments	733,900	(523,200)
Other assets	(127,900)	(284,900)
Increase (decrease) in:
Accounts payable	19,500	94,000
Securities sold, not yet purchased	(813,800)	(2,340,400)
Accrued liabilities	69,800	(50,600)
Deposit liability	34,400	60,200
Liabilities with assets held for sale	—	(17,400)
Deferred rent	33,900	—
Workers compensation benefit liability	(382,000)	(516,700)
Net cash used in operating activities	(983,100)	(4,123,800)
Investing activities:
Restricted cash	644,600	2,284,200
Purchase of property and equipment	(9,100)	—
Principal receipts on note receivable	—	187,000
Proceeds from sale of property held for sale	—	750,000
Net cash provided by investing activities	635,500	3,183,500
Financing activities:
Proceeds from sale-leaseback	—	(18,900)
Payments on long-term debt	(80,800)	(954,600)
Preferred stock dividend	(57,300)	(57,300)
Payment on capital lease	(5,700)	(8,900)
Net cash used in financing activities	(143,800)	(1,039,700)
Net decrease in cash and cash equivalents	(491,400)	(1,980,000)
Cash and cash equivalents - beginning of year	1,196,900	3,044,700
Cash and cash equivalents - end of period	$705,500	$1,064,700
Supplemental disclosures of cash flow information:
Cash paid during the nine months for interest	$366,500	$205,500

See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2007

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial information instructions to Form 10-QSB, and do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company’s financial position as of September 26, 2007 and the results of operations and cash flows for the interim periods presented, have been made (consisting of normal recurring accruals and reclassifications of assets held for sale to assets held and used). The result of operations for the three and nine months ended September 26, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2008. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2006.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany profits, transactions and balances have been eliminated.

Note 2. Investments

Investments consist of trading securities and securities sold, not yet purchased.

These securities are carried at fair market value, with unrealized gains and losses reported in the statement of operations as a component of other income (expense). Gains or losses on securities sold are based on the average cost method. The results for the quarters ended September 26, 2007 and September 27, 2006 included realized losses from the sale of marketable securities of $106,400 and $534,800, respectively and unrealized gains of $175,800 and $672,600, respectively. The results for the nine months ended September 26, 2007 and September 27, 2006 included realized losses from the sale of marketable securities of $333,100 and $617,100, respectively and unrealized gains of $199,200 and $642,300, respectively.

A primary investment strategy used by the Company in 2007 and 2006 consisted of the short-selling of securities, which results in obligations to purchase securities at a later date. As of September 26, 2007, the Company’s total obligation for these securities sold and not yet purchased was $458,000 compared to $1,102,600 at December 27, 2006. The Company recognized net gains on securities sold, not yet purchased of $123,400 and $68,400 for the quarters ended September 26, 2007 and September 27, 2006, respectively. The Company recognized net losses on securities sold not yet purchased of $140,200 and $8,600 for the nine months ended September 26, 2007 and September 27, 2006 respectively. Restricted cash totaled $458,000 at September 26, 2007 to cover the Company’s obligation to cover its short sale exposure.

Note 3. Deland, Florida Property

As of June 27, 2007, management had made the decision to exercise the purchase option available to the Company pursuant to the terms of the lease agreement and subsequently, to sell the building. During the third quarter ended September 26, 2007, a sale to a potential buyer was cancelled due to the buyer not being able to obtain adequate financing. Management intends to exercise the purchase option by December 31, 2007, but no longer plans to sell the restaurant property. During the second quarter ended June 27, 2007, management recognized a loss of approximately $238,000 associated with the planned exercise of the purchase option.

Pursuant to the guidance provided by the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as it relates to changes to a plan of sale, the Company reclassified the restaurant property to assets held and used as of September 26, 2007, and the results of its operations previously reported in discontinued operations have been reclassified and included in income from continuing operations for all periods presented.

This change in classification resulted in the recognition of depreciation expense of $38,800 during the third quarter.

Note 4. Other Assets

Other assets are summarized as follows (and are rounded to the nearest thousand):

	Sept 26,	December 27,
	2007	2006
	(Unaudited)
Leasehold origination costs	$317,000	$310,000
Loan fees	72,000	72,000
Tenant improvements	210,000	210,000
Deferred commissions and fees	183,000	59,000
	782,000	651,000
Less accumulated amortization	(240,000)	(165,000)
	$542,000	$486,000

Amortization expense was $23,000, and $900 for the quarters ended September 26, 2007 and September 27, 2006, respectively, and $75,000 and $2,700 for the nine months ended September 26, 2007 and September 27, 2006, respectively.

Note 5. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payments.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. During the three and nine months ended September 26, 2007, the Company awarded no stock options, nor were there any unvested option awards as of December 27, 2006, and thus, the Company recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified, repurchased or cancelled after December 27, 2006.

Note 6. Accrued Liabilities

Accrued Liabilities are summarized as follows (and are rounded to the nearest thousand):
	Sept 26,	December 27,
	2007	2006
	(Unaudited)
Property taxes	$16,000	$—
Legal and accounting	132,000	48,000
Unearned rental revenue	—	20,000
Unearned CAM charges	3,000	21,000
Other	35,000	28,000
	$186,000	$117,000

Note 7. Workers’ Compensation Liability

The Company self-insures workers’ compensation losses up to certain limits. The liability for workers’ compensation claims represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in current operations.

The workers’ compensation benefit liability was $3,757,300 at September 26, 2007. After the sale of substantially all of the Company’s restaurant assets to Banner Buffets, LLC ("Banner") pursuant to that certain Asset Purchase Agreement dated February 22, 2005, (the “Asset Sale”), the Company terminated its self-insurance program, and no further claims were incurred after June 29, 2005. One existing claim with a discounted estimated payout of $2.9 million was accrued as an expense in the fourth quarter of 2006. During the quarter ended March 28, 2007, the Company reached a $430,000 cash settlement pursuant to an agreement with its reinsurance carrier for this claim. This amount was received during the quarter ended March 28, 2007.

The State of Florida Division of Workers’ Compensation (“the Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the Company’s projected outstanding liability. In compliance with this requirement, in July 2004, the Company provided the Division with a $1 million letter of credit from a bank with an expiration date of May 30, 2008. Based upon the Bank’s evaluation of the Company’s credit and to avoid collateralization requirements, the letter of credit is guaranteed on behalf of the Company by Bisco Industries, Inc. (“Bisco”). The Chairman of the Company’s Board of Directors, Glen F. Ceiley, is the President of Bisco. In addition, the Company pledged certificates of deposit totaling $376,500 to the Division to meet the Division’s collateral requirements of $1,376,500. Subsequent to quarter end the Company received a demand from the Division to post further collateral in the amount of $2,769,500. The Company is negotiating for a standby letter of credit and is refinancing one of its properties in order to meet this obligation, see Subsequent Event, Note 12.

Note 8. Related Party Transactions

The Company’s accounting functions are performed by Bisco’s accounting personnel and independent contract workers pursuant to a lease and facilities agreement. The amounts paid to Bisco were $44,700 and $8,400 for the three months ended September 26, 2007 and September 27, 2006, respectively. The amounts paid for the nine months ended September 26, 2007 and September 27, 2006 were $93,500 and $27,700, respectively.

Note 9. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”(“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $1,780,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 26, 2007, we have $1,780,000 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 26, 2007, we have no accrued interest related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 10. Earnings (Loss) Per Share

The following is a quarterly reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net loss from continuing operations attributable to common shareholders:

	Quarters Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	Sept 26,	Sept 27,	Sept 26,	Sept 27,
	2007	2006	2007	2006
EPS from continuing operations - basic and diluted:
Loss from continuing operations	$(289,100)	$(2,377,400)	$(1,914,300)	$(2,594,600)
Less preferred stock dividends	(19,100)	(19,100)	(57,300)	(57,300)

Loss from continuing operations for basic and diluted
EPS Computation	$(308,200)	$(2,396,500)	$(1,971,600)	$(2,651,900)

Weighted average shares outstanding for basic and diluted EPS computation	3,906,800	3,906,800	3,906,800	3,906,800

Loss per common share from continuing operations - basic and diluted	$(0.08)	$(0.61)	$(0.50)	$(0.68)

Note 11. Commitments and Contingencies

Legal Matters

In connection with the Asset Sale, a broker has demanded a commission payment of $3.5 million. The Company has filed suit against the broker in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In July, 2007, a trial was held in Duval County before a circuit judge. The judge requested that the parties submit additional information before a judgment is entered. The Company cannot predict when a judgment will be entered or the related outcome.

In addition, in August 2005, the Company was sued by another broker who claims that a commission of $749,000 is payable to him as a result of the Asset Sale.

Due to the fact that management cannot predict the outcome or the possible payments, if any, awarded under these legal proceedings, no charge to earnings has been made in the accompanying financial statements.

On June 14, 2007, the Company filed suit against CNL Net Lease Funding 2001, L.P. and CNL Net Lease Funding 2001, Inc. (“CNL”), the landlord of the Company’s Brooksville, Florida location, with respect to the exercise of the Company’s purchase option under its lease for that store. The Company was seeking specific performance of the exercised purchase option and breach of lease damages from CNL. The Company has, subsequent to quarter end, entered into an agreement with CNL to purchase the property. The Company is currently finalizing the purchase price and the terms of financing. The purchase is expected to be completed in the 4th quarter of 2007.

Note 12. Subsequent Event

The Company is refinancing the existing loan on the Sylmar properties, located in California, and it intends to utilize cash proceeds of approximately $4,175,000 to i) fund the collateral required by the Division for the projected outstanding worker’s compensation liability, ii) for down payment on the purchase of the restaurant property located in Brooksville, Florida (see Note 11), and iii) for down payment on the purchase of the restaurant property located in Deland, Florida (see Note 3). Management anticipates the refinancing to be completed in November 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies and Use of Estimates

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its Statement of Financial position, and offers an irrevocable option to a fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, SFAS No. 159 will have on its financial statements.

Use of Estimates

The preparation of EACO Corporation’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include Eaco’s worker’s compensation liability, the depreciable lives of assets, estimated loss on or impairment of long-lived assets and the valuation allowance against deferred tax assets. Actual results could differ from those estimates. For a full description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 27, 2006.

Results of Operations

Comparison of Quarters Ended September 26, 2007 and September 27, 2006

The Company experienced an increase of 67% in rental revenue during the third quarter of 2007 compared to the third quarter of 2006, due to an increase in rental income of the Sylmar property. The Sylmar property lost one tenant in April 2006 which was replaced by another tenant in October 2006 at a higher rental rate. In addition, the Company sub-leased a restaurant property previously assigned to Banner, located in Deland, Florida, and began collecting rental income in July 2007. The additional rental income was offset by a decrease in rental income from the restaurant property in Brooksville, Florida, which was previously occupied by Banner; due to the Banner bankruptcy in September 2006, the property was vacated.

Depreciation and amortization expenses increased 71% primarily from the reclassification of the Deland restaurant property from assets held for sale to assets held and used during the quarter ended September 26, 2007 which resulted in the recognition of $31,000 in catch-up depreciation, and depreciation expense recognized during the three months ended September 26, 2007 on the Brooksville restaurant property which was reclassified from assets held for sale to assets held and used as of December 27, 2006.

General and administrative expenses consist mainly of rent and related property insurance expense, legal and other professional fees. The decrease of 8% during the third quarter of 2007 as compared to the third quarter of 2006 is primarily attributable to $175,000 of workers compensation expense in 2006 from a specific claim offset by an increase of approximately $100,000 in legal fees from litigation relating to the broker commission and to residual legal fees from the Banner bankruptcy, and increases in insurance and professional fees.

During the quarter ended September 27, 2006, the Company recognized a write down of $3,107,900 related to the note receivable due from Banner. The note was written down to the underlying value of the equipment Banner had pledged as collateral. No further write down of the note has been required since that time.

In the quarter ended September 26, 2007, interest and other income decreased to $13,800 from $73,700 in the respective prior year’s quarter due to 2006 interest received on the $4,000,000 note receivable from Banner relating to the Asset Sale.

The Company recognized income tax benefits of $0 and $1,031,000 for the quarter ended September 26, 2007 and September 27, 2006, respectively. The Company has a full valuation allowance as of September 26, 2007, and, therefore, no tax benefit was recorded for losses incurred during the quarter ended September 26, 2007.

The results for the third quarter of 2007 included unrealized gains from the sale of marketable securities of $175,800 and realized losses of $106,400. The third quarter of 2006 included unrealized gains of $672,600 and realized losses of $534,900.

The net loss from continuing and discontinued operations was $289,100 in the third quarter of 2007 compared to a net loss of $2,377,400 in the third quarter of 2006. Loss per share for the quarter was 8 cents in 2007 compared to 61 cents in 2006. The 2007 third quarter loss was due primarily to legal fees. The loss in the third quarter of 2006 was principally due to investment losses and to the recording of a provision for loss on the note receivable due from Banner related to the Asset Sale.

Comparison of Nine Months Ended September 26, 2007 and September 27, 2006

The Company experienced an increase of 22% in rental revenue during the first nine months of 2007 compared to the first nine months of 2006, due to an increase in rental income of the Sylmar property. The Sylmar property lost on tenant in April 2006 which was replaced by another tenant in October 2006 at a higher rental rate. In addition, the Company sub-leased a property previously assigned to Banner and began collecting rent in July 2007.

Depreciation and amortization expenses increased 70% due to reclassification of the Deland restaurant property from assets held for sale to assets held and used during the quarter ended September 26, 2007 which resulted in the recognition of $31,000 in catch-up depreciation, and to depreciation expense recognized during the nine months ended September 26, 2007 on the Brooksville restaurant property which was reclassified from assets held for sale to assets held and used as of December 27, 2006.

General and administrative expenses, such as rent and related property insurance expense, legal and other professional fees increased 13% in the first nine months of 2007 as compared to the first nine months of 2006. The increase was due to an increase in legal fees of approximately $300,000 incurred with the litigation involving the broker commission, the dispute with CNL and the Banner bankruptcy. In addition, rent and related insurance expense increased approximately $65,000 and $55,000, respectively, as the obligation under the leases for the Deland and Brooksville properties reverted back to the Company due to the Banner bankruptcy. These increases were offset by a decrease of $185,000 in the worker’s compensation expense from a specific claim in 2006.

During the nine months ended September 27, 2006, the Company recognized a write down of $3,103,200 related to the note receivable due from Banner. The note was written down to the underlying value of the equipment Banner had pledged as collateral. No further write down of the note has been required since that time.

During the first nine months of 2007, the Company recognized a loss of $238,000 associated with the planned exercise of the purchase option available to the Company under the lease agreement space for the restaurant property, located in Deland, Florida.

Loss on disposition of equipment increased $199,800 due to the termination of the lease at one of the Company’s locations in the 1st quarter of 2007.

Interest and other income decreased 89% to $59,700 due to the interest received on the $4,000,000 note receivable from Banner in 2006 and a settlement of $180,000 made with a tenant from one of the Company’s properties that vacated the premises prior to the completion of its lease term in 2006. The Company recognized income tax benefit of $0 and $1,141,400 for the nine months ended September 26, 2007 and September 27, 2006, respectively.

The results for the first nine months of 2006 included realized losses from the sale of marketable securities of $617,200 and unrealized gains of $642,200. During the first nine months of 2007 the Company had realized losses from the sale of marketable securities of $333,100 and unrealized gains of $199,200.

The net loss was $1,914,300 in the first nine months of 2007, compared to net loss of $2,711,200 in the first nine months of 2006. Loss per share for the nine months was 50 cents in 2007 compared to 71 cents in 2006. The loss for the nine months ending September 26, 2007 was due mainly to legal fees, investment losses, losses on the disposition of equipment and on property purchase commitment and a decrease in other income compared to 2006. The losses in the first nine months of 2006 was due mainly to the provision for loss on the note receivable due from Banner.

Effective April 1, 2006, the Company’s corporate office was moved from Neptune Beach, Florida to Anaheim, California. The Company is leasing space from Bisco, the wholly-owned company of the Company’s Chairman of the Board of Directors and Chief Executive Officer, Glen Ceiley. The Company has also entered into an agreement with Bisco whereby Bisco will provide accounting and other administrative services to the Company in exchange for a fee. For the quarter ended September 26, 2007, Bisco billed the Company $30,400.

Liquidity and Capital Resources

Substantially all of the Company’s revenues are derived from rental income. Therefore, the Company has not carried significant receivables or inventories and the primary working capital requirements are the repayment of debt, legal expenses and payment on the workers’ compensation liability.

As of September 26, 2007 the Company had total cash and cash equivalents of $1,163,500, all of which was invested in brokerage money market accounts. However, $458,000 of the brokerage accounts cash balance resulted from the sale of securities sold, not yet purchased (“short sales”), which is included as a liability on the Company’s balance sheet at September 26, 2007. Accordingly, the Company will require this cash to cover the short sales liability, and, therefore, the $458,000 is not available for the Company’s operations. The balance of the cash in the brokerage accounts is available for operating activities of the Company.

At September 26, 2007, the Company had a working capital deficit of $574,000 compared to a working capital surplus of $709,900 at December 27, 2006. The decrease was due to cash outlays for workers compensation claims, investment losses and other operating expenses, such as legal costs. Cash used in operating activities was $983,100 in the nine months ended September 26, 2007, compared to cash used by operations of $4,123,800 in the nine months ended September 27, 2006, primarily due to changing operations from restaurant management to real estate management and more significantly the prior years’ significant recognition of liability for workers compensation.

In connection with the Convertible Preferred Stock owned by the Company’s Chairman, Glen Ceiley, dividends are paid quarterly when declared by the Company’s Board of Directors. The Company paid three quarterly declared dividends totaling $57,300 during the nine months ended September 26, 2007. Undeclared dividends as of September 26, 2007 were $19,100.

The Company is required to pledge collateral for its Workers’ Compensation Self-Insurance Liability with the Florida Self Insurers Guaranty Association (“FSIGA”). The Company has a total of $1.37 million pledged collateral. Bisco provides $1 million of this collateral. As previously mentioned, the Company’s Chairman of the Board of Directors, Glen F. Ceiley, is the President of Bisco. Subsequent to quarter end the Company received a demand from the Division to post further collateral in the amount of $2,769,500. The Company is negotiating for a standby letter of credit and is refinancing one of its properties in order to meet this obligation. The Company may be required to increase this collateral pledge from time to time in the future, based on its workers’ compensation claim experience and various FSIGA requirements for self-insured companies. Despite the sale of the Company’s restaurants, the workers’ compensation will remain an ongoing liability for the Company until all claims are paid, which will likely take many years.

Subsequent to quarter end the Company received a demand from the Division to post further collateral in the amount of $2,769,500. The Company is negotiating for a standby letter of credit and is refinancing one of its properties in order to meet this obligation.

After the Asset Sale in fiscal 2005, the Company terminated its self-insurance program, and no further claims were incurred after June 29, 2005. Subsequent to year end, the Company reached a $430,000 cash settlement pursuant to an agreement with its reinsurance carrier, which is in receivership, for its largest workers’ compensation claim. This amount was received during the first quarter ended March 28, 2007. As a result of that settlement, the discounted value of the remaining payments on that claim were approximately $2,926,000. As such, the Company accrued the additional liability and recorded an expense of $2,926,000 in the fourth quarter of 2006 related to this claim. The workers’ compensation liability claim was $3,757,300 at September 26, 2007.

The Company entered into a loan agreement with GE Capital for one restaurant property still owned by the Company in 1996. As of September 26, 2007, the outstanding balance due under the Company’s loan with GE Capital was $826,200. The Company also assumed a loan with Citizen’s Bank of California in connection with the Sylmar property purchase in November 2005. As of September 26, 2007, the outstanding balance due on this loan was $1,726,700. The weighted average interest rate on the Company’s loans are 8.67%.

A further contingency of the Company continues to be the litigation with two brokers claiming commissions totaling approximately $4.25 million. While the Company continues to defend its position, the outcome remains uncertain. The Company has available borrowing capacity on the two Sylmar properties, if required, to cover any capital requirements associated with these cases or those of any other normal operating expenditures.

The Company is refinancing the existing loan on the Sylmar properties, located in California, and it intends to utilize cash proceeds of approximately $4,175,000 to i) fund the collateral required by the Division for the projected outstanding worker’s compensation liability, ii) for down payment on the purchase of the restaurant property located in Brooksville, Florida (see Note 11), and iii) for down payment on the purchase of the restaurant property located in Deland, Florida (see Note 3). Management anticipates the refinancing to be completed in November 2007.

The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. Among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital, Citizen’s Bank or other lenders to extend financing commitments; repairs or similar expenditures required for existing properties due to weather or acts of God; the Company’s success in selling properties listed for sale; the economic conditions in the new markets into which the Company expands, if any; business conditions, such as inflation or a recession, and growth in the general economy; and other risks identified from time to time in the reports filed by the Company with the Securities and Exchange Commission (the “SEC”), registration statements and public announcements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures, except for the land leases on the restaurant properties treated as operating leases.

Contractual Financial Obligations

The monthly sub-lease payments due from one of the Company’s sub-tenants are less than the monthly rent due from the Company to its landlord. The sub-lease term of ten years, which commenced on March 1, 2007, provides for monthly payments due to the Company of $16,600 with a 4% escalation clause every two years. The master lease agreement has a term of eighteen years remaining at September 26, 2007, and provides for monthly payments of $23,000, with a 3% escalation clause every December. It is management’s intention to exercise the purchase option under the master lease agreement during the next quarter, using the proceeds from refinancing another of the Company’s properties.

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

Item 3A(T). Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information regarding the Company’s financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

Changes in internal control. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting subsequent to the date of their evaluation in the last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

As previously disclosed in the Company’s reports filed with the SEC, effective April 2006, the accounting functions for the Company are performed by Bisco’s accounting personnel and independent contract workers pursuant to a lease and facilities agreement. Bisco is an affiliated company owned by Glen Ceiley, the Company’s Chairman and Chief Executive Officer.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition, except as discussed below.

As previously disclosed in the Company’s reports filed with the SEC, in connection with the Asset Sale in fiscal 2005, a broker, Florida Growth Realty (Robert Lurie), has demanded a commission payment of $3.5 million. The Company filed suit against the broker on July 11, 2005, in Duval County Circuit Court in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In July 2007, a trial was held in Duval County before a circuit judge. The judge requested that the parties submit additional information before a judgment is entered. The Company cannot predict when a judgment will be entered or what the final judgment might be.

As previously disclosed in the Company’s reports filed with the SEC, in August 2005, the Company was sued in Miami-Dade County Circuit Court by Horn Capital Realty, another broker. Horn Capital claimed that a commission of $749,000 was payable to it as a result of the Asset Sale.

Due to the fact that management cannot predict the outcome or the possible payments, if any, awarded under these legal proceedings, no charge to earnings has been made in the financial statements included in this quarterly report.

On June 14, 2007, the Company filed suit against CNL Net Lease Funding 2001, L.P. and CNL Net Lease Funding 2001, Inc. (“CNL”), the landlord of the Brooksville, Florida location, in the Fifth Judicial Circuit in and for Hernando County, Florida, with respect to the exercise of the Company’s purchase option under its lease of the property. The Company sought specific performance of the exercised lease option and breach of lease damages from CNL. Subsequent to quarter end, the Company and CNL reached an agreement allowing the Company to purchase the property.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 30, 2007, the Company held an annual meeting of the shareholders of its common stock to vote on the election of four persons to the Company’s Board of Directors.

All of the directors up for election at the annual meeting were elected to serve a term of office of one year expiring at the annual meeting in year 2008. The following table sets forth the votes for, votes against and votes withheld with respect to the election of the directors:

Director Nominee	Votes For	Votes Against	Votes Withheld
Stephen Catanzaro	2,334,477	0	1,572,324
Glen F. Ceiley	2,334,477	0	1,572,324
Jay Conzen	2,334,477	0	1,572,324
William L. Means	2,334,477	0	1,572,324

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of the report on Form 10-QSB.

No.	Exhibit

3.01
Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.02
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.03
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.04
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

3.05
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004, is incorporated herein by reference.)

3.06
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.07	Amendment of Articles of Incorporation of EACO Corporation. (Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)

3.08	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Form 8-A filed with the SEC on March 19, 1997, is incorporated herein by reference.)

3.09
Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

31.01
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: November 9, 2007	/s/Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer &
Principal Financial Officer)