Form 10-K
period 2008-01-02
EACO CORP
filed 2008-04-04
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-14311

EACO CORPORATION
(Exact name of Registrant as specified in its charter)

Florida	59-2597349
(State of Incorporation)	(I.R.S. Employer Identification)

1500 North Lakeview Avenue
Anaheim, California 92807
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (714) 876-2490

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

The aggregate market value of the Company’s Common Stock (based upon the closing sale price of the registrant's Common Stock on June 27, 2007,) held by non-affiliates of the Company was approximately $902,300.

As of March 31, 2008, 3,910,264 shares of Common Stock of the Company were outstanding.

Documents Incorporated by Reference

Portions of the Company’s 2007 Annual Report to Shareholders are incorporated by reference into Part II of this Annual Report on Form 10-K. Portions of the Definitive Information Statement for the Company’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

Overview

EACO Corporation (the “Company”) was incorporated under the laws of the State of Florida in September 1985. In 1986, the Company completed its initial public offering of 900,000 shares of its common stock, par value $.01 per share (“Common Stock”), resulting in net proceeds to the Company of approximately $4,145,000.

In April 1986, the Company issued 853,200 shares of Common Stock to [     ] in exchange for the assets and liabilities of six limited partnerships, each of which owned and operated a restaurant pursuant to a franchise agreement with Ryan’s® and 1,134,000 shares of Common Stock to Eddie L. Ervin, Jr., in consideration for Mr. Ervin assigning to the Company all of his rights under such franchise agreement. In 2005, the Company sold all of its operating restaurants and, as a result, the Company’s remaining operations consist mainly of managing rental properties.

The Company moved its corporate office in March 2006 from Florida to Anaheim, California in order to reduce overhead.

Operations

From the inception of the Company through June 2005, the Company’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, the Company sold all of its operating restaurants (the “Asset Sale”) to Banner Buffets LLC (“Banner”), including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations.  The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005.  The total purchase price for the Asset Sale was approximately $29,950,000, consisting of $25,950,000 in cash at closing and a promissory note for $4,000,000.  The note accrued interest at 8.0% payable monthly and was secured by restaurant equipment valued at less than $1 million.  Banner also assumed obligations under capital leases of approximately $4.5 million.  The restaurant operations are presented as discontinued operations in the accompanying financial statements.  The Company’s remaining operations consist mainly of managing rental properties it owns in Florida and California.

At January 2, 2008, the Company owns two restaurant properties, one located in Orange Park, Florida (the “Orange Park” property) and one in Brooksville, Florida (the “Brooksville” property).   Both of these properties were vacant at fiscal year end.  A tenant was found for Brooksville with the lease period commencing on January 9, 2008.  The Company is obligated for leases of two restaurant locations, one located in Tampa, Florida (the “Fowler” property) and another located in Deland, Florida (the “Deland” property).  Deland is subleased to a restaurant operator while Fowler was vacant at fiscal year-end.    In addition, the Company owns an income producing real estate property held for investment in Sylmar, California with two industrial tenants.

See “Liquidity and Capital Resources” in the Company’s annual report to shareholders for additional information.

The Company’s revenue consists of a single segment:  rental properties.  During 2007, the Company had four tenants that accounted for approximately 91% of the Company’s rental revenue.  The tenants, and their related percentage contribution to revenue, are summarized below:

Tenant	Percentage of Revenue

NES Rentals	46%
Boeing Corporation	26%
Sakura Buffet	10%
Barnhills Buffets	9%

The Company continues to investigate various potential strategies for its future business plan.  As of the date of this report, there are no pending acquisitions and there is no defined timeline as to when an acquisition or investment might take place.

Employees

As of January 2, 2008, the Company has no employees.  The daily operations of the Company are maintained by an outside company, Bisco Industries (“Bisco”), a wholly-owned company of the Company’s Chief Executive Officer, Glen F. Ceiley.  Oversight of the Company is maintained by Bisco’s steering committee comprised of Mr. Ceiley along with executives from Bisco.

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

Working Capital Requirements

The accompanying consolidated financial statements of the Company have been prepared assuming that the Company will continue in its present form. The Company incurred significant losses and had negative cash flow from operations for the year ended January 2, 2008, and had a working capital deficit of approximately $1,571,800 at that date.  The cash balance at January 2, 2008 is $1,030,600.  The cash outflows thru March 2009 are estimated to total approximately $1,640,800, which will generate a negative cash balance of $610,200 in the next twelve months. The projections assume that EACO will not make any additional payments on the loan to Bisco thru March 2009.

Management has taken actions to address these matters, including those described below; however, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans.  In the event cash flow from operations is not sufficient, it is possible that the Company may require additional sources of financing in order to maintain its current operations.  These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

In January 2008, the Company received a bridge loan from Bisco in the amount of approxiamtely $1,825,000 of which $400,000 was repaid in the same month.  Bisco's sole shareholder and President is Glen F. Ceiley, the Company's Chief Executive officer and Chairman of the Board. The note agreement does not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of the note. The loan can be extended by the Company beyond six months through March 2009.

The Company has the ability to finance the Brooksville Property, which was purchased in December 2007 with cash proceeds from the refinancing of the Sylmar Property.  The Company has the ability to finance approximately 60% of the fair market value of the Brooksville Property which would provide additional capital of approximately $1,200,000 if needed to sustain the Company’s operations through March 2009.

Long-Term Debt

The Company has a loan agreement with GE Capital for one restaurant property still owned by the Company.  As of January 2, 2008, the outstanding balance due under the Company’s loan with GE Capital was $808,200.  The Company also refinanced its Sylmar, California property with Community Bank.  As of January 2, 2008, the outstanding balance due on this loan was $5,838,400.  The weighted average interest rate for the Company’s loans is 6.37%.

Availability of Reports and Other Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  You may read and copy any document the Company files at the SEC’s Public Reference Room at 100F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The Company’s SEC filings are also available to the public at the SEC’s website at http://www.sec.gov.

Item 1A.  Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Locations	Description

(1) Deland, FL	Leased restaurant. Leased to a restaurant operator.
(1) Tampa, FL	Leased restaurant. Vacant as of January 2, 2008.
(2) Orange Park, FL	Restaurant building. Vacant as of January 2, 2008.
(3) Sylmar, CA	Two properties leased to industrial tenants.
(1) Brooksville, FL	Leased restaurant. Leased to a restaurant operator with lease term commencing January 9, 2008.

(1) Leased property.
(2) Property subject to mortgage securing GE Capital Note.
(3) Property subject to mortgage securing Community Bank Note.

Item 3.  Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition, except as discussed below.

As previously reported, in August 2005, the Company was sued in Miami-Dade County Circuit Court by a broker who claimed that a commission of $749,000 was payable to him as a result of the Asset Sale.  The Company plans to vigorously defend against this claim.  Due to the fact that management cannot predict the outcome or the possible payments awarded under these legal proceedings, no charge to earnings has been made in the 2007 financial statements.

As previously reported, the Company was involved in litigation with Florida Growth Realty, Inc. (“FGR”) involving a claim by FGR for a commission resulting from the Asset Sale.  On December 20, 2007, the Duval County Circuit Court entered a final judgment in connection with the litigation in the amount of $2,317,667 with interest accruing at 11% per annum pursuant to Florida law.  On January 22, 2008, the Company, Glen Ceiley, individually and as Chairman and CEO of the Company, FGR and Robert Lurie, individually and as President of FGR, entered into a written settlement agreement whereby the Company, without admitting liability, agreed to pay FGR the amount of $2,317,667 in satisfaction of the final judgment and FGR agreed to immediately execute and file with the court the Satisfaction of Judgment. Also under the settlement agreement, all parties mutually released each other with respect to claims arising out of or relating to the lawsuit except with respect to taxable costs of FGR arising out of the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the caption “Common Stock Data” in the Company's 2007 Annual Report to Shareholders is incorporated herein by reference.

As of January 2, 2008, the Company had no securities outstanding or authorized for issuance under any equity compensation plans.  The Company had did not grant nor issue unregistered shares in the fourth quarter of 2007.  The Company did not repurchase any of its own stock in the fourth quarter of 2007.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The information contained under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.  Financial Statements And Supplementary Data

Financial Statements

The Consolidated Financial Statements of the Company and Independent Registered Public Accounting Firm's Report as contained in the Company's 2007 Annual Report to Shareholders are incorporated herein by reference.

Supplementary Data

The information contained under the caption “Quarterly Consolidated Financial Data” in the Company’s 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer.  Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are not effective in alerting them to material information regarding the Company’s financial statements and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b)         Management’s annual report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2008. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was not effective as of January 2, 2008 due to a control deficiency that constituted a material weakness.

Management in assessing its disclosure controls and procedures for 2007 identified a lack of sufficient control in the area of financial reporting. This control weakness allowed for material errors to our financial reports to go undetected.  Please refer to the discussion below for more details regarding this material weakness and management’s remediation plans.

Management has identified a lack of sufficient oversight and review as well as a lack of the appropriate number of resources to ensure the complete and proper application of generally accepted accounting principles as it relates to certain routine accounting transactions. Specifically, this material weakness resulted in a number of errors in the preparation of the annual consolidated financial statements and related disclosures, relating to routine transactions involving the accounting for lease revenue under SFAS No. 13 and computing depreciation expense.

These material weaknesses, if not remediated, have the potential to cause material misstatements in the future, with regard to routine and complex accounting transactions.

The Company is in the process of developing and implementing remediation plans to address its material weaknesses. Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by continuing to augment existing Company resources with consultants that have the technical accounting capabilities to assist in the analysis and recordation of routine and complex accounting transactions.

•	Improve period-end closing procedures by establishing a monthly hard close process by implementing a process that ensures the timely review and approval of routine and complex accounting estimates.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(c)           Attestation report of the registered public accounting firm. This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(d)           Changes in internal control.  There have been no changes in internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Financial Code of Ethical Conduct,” and “Corporate Governance—Standing Committees” in the Company’s 2008 Definitive Information Statement, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Executive Officer and Director Compensation,” “Compensation Committee Report,” and “Corporate Governance—Standing Committees” in the Company’s 2008 Definitive Information Statement which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Definitive Information Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

As of January 2, 2008, the Company had no securities outstanding or authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance—Board of Directors” in the Company’s 2008 Definitive Information Statement which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Principal Accounting Fees and Services” in the Company’s 2008 Definitive Information Statement which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The financial statements listed below are incorporated by reference from the Company’s 2007 Annual Report to Shareholders.

Consolidated Statements of Operations for the years ended January 2, 2008, December 27, 2006, and December 28, 2005.
Consolidated Balance Sheets as of January 2, 2008 and December 27, 2006.
Consolidated Statements of Shareholders’ Equity for the years ended January 2, 2008, December 27, 2006, and December 28, 2005.
Consolidated Statements of Cash Flows for the years ended January 2, 2008, December 27, 2006, and December 28, 2005.
Notes to the Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Consent of Independent Registered Public Accounting Firm.

(b)  The following exhibits are filed as part of this report on Form 10-K as required by Item 601 Regulation S-K.

Number	Exhibit
3.01
Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.02
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.03
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.04	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company's Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.05
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

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

3.09
Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation  (Exhibit 3.i to the Company's Form 8-K filed with the SEC September 8, 2004, is incorporated herein by reference.)

10.1
Amended Franchise Agreement between Family Steak Houses of Florida, Inc. and Ryan's Family Steak Houses, Inc., dated September 16, 1987.  (Exhibit  10.01 to the Company's Registration Statement on Form S-1, filed with the SEC on October 2, 1987,  Registration No. 33-17620, is incorporated herein by reference.)

10.2
Lease regarding the restaurant located at 3549 Blanding Boulevard, Jacksonville, Florida (Exhibit 10.03 to the Company's Registration Statement on Form S-1 filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

10.3
Amendment of Franchise Agreement between Ryan's Family Steak Houses, Inc. and the Company dated July 11, 1994. (Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 1995, is incorporated herein by reference.)

10.4
Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 18, 1996 is hereby incorporated by reference.)

10.5
Rent Addendum to Lease Agreement between the Company and CNL American Properties Fund, Inc., dated as of September 18, 1996. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 18, 1996, is hereby incorporated by reference.)

10.6
Amendment No. 2 of Franchise Agreement between the Company and Ryan's Family Steak Houses, Inc. dated October 3, 1996. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.7
$15.36m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996.  (Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.8
$4.64m Loan Agreement, between the Company and FFCA Mortgage Corporation, dated December 18, 1996.  (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.9
Form of Promissory Note between the Company and FFCA Mortgage Corporation, dated December 18, 1996.  (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)

10.10
Form of Mortgage Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and FFCA Mortgage Corporation, dated December 18, 1996, (Exhibit 5 to the Company's Schedule 14D-9, filed with the SEC on March 19, 1997 is hereby incorporated by reference.)

10.11
Form of Mortgage between the Company and FFCA Mortgage Corporation, dated March 18, 1996.  (Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed with the SEC on April 1, 1997, is hereby incorporated by reference.)  [please revise this cross reference:  there is no Exhibit 10.22 to the Form 10-K filed on 4/1/97; also, there is no exhibit referencing this form of mortgage in that 10-K filing]

10.12
Lease agreement dated January 29, 1998 between the Company and Excel Realty Trust, Inc. (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 1998 is hereby incorporated by reference.)

10.13
Amendment of Franchise Agreement between the Company and Ryan’s Family Steak Houses, Inc. dated August 31, 1999.  (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000 is incorporated herein by reference.)

10.14
Amendment of Franchise Agreement between the Company and Ryan’s Family Steak Houses, Inc. dated August 31, 1999.  (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000 is incorporated herein by reference.)

10.15
Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002.  (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 is incorporated herein by reference.)

10.16
Form of Consolidated, Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002.  (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 is incorporated herein by reference.)

10.17
Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002.  (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 is incorporated herein by reference.)

10.18
Lease Agreement between the Company and Barnhill’s Buffet, Inc. dated June 6, 2002 for a restaurant property in Orange Park, Florida.  (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 is incorporated herein by reference.)

10.19
2003 Amendment to Franchise Agreement between the Company and Ryan’s Properties, Inc. dated December 17, 2003. (Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

10.20
Asset Purchase Agreement between the Company and Banner Buffets, LLC (“Buyer”) dated February 22, 2005 for the sale of 16 of the Company’s restaurants, subject to Buyer’s due diligence and shareholder approval, dated February 22, 2005.  (Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 28, 2005 is incorporated herein by reference.)

13.1	2007 Annual Report to Shareholders.
14.1	Financial Code of Ethical Conduct.
16.01	Letter re Change in Certifying Accountant from Deloitte & Touche LLP. (Exhibit 16 to the Company’s Form 8-K/A filed with the SEC on September 9, 2005 is incorporated herein by reference.)
21.1	Subsidiaries of the Company.
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson LLP.
31.1
Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EACO Corporation

Date: April 1, 2008	/s/ Glen Ceiley
By: Glen Ceiley
Its: Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board	4/1/08
Glen F. Ceiley

/s/ Steve Catanzaro	Director	4/1/08
Steve Catanzaro

/s/ Jay Conzen	Director	4/1/08
Jay Conzen

/s/ William Means	Director	4/1/08
William Means