Form 10-Q
period 2008-04-02
EACO CORP
filed 2008-05-19
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended April 2, 2008

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File No. 000-14311

EACO CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2597349
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 NORTH LAKEVIEW AVENUE
ANAHEIM, CALIFORNIA  92807
(Address of Principal Executive Offices)

(714) 876-2490
(Registrant’s Telephone No.)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Title of each class	Number of shares outstanding

Common Stock	3,910,264
$.01 par value	As of May 2, 2008

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

EACO Corporation
Condensed Statements of Operations

	(Unaudited)
	Quarters Ended
	April 2, 2008	March 28, 2007

Revenues:
Rental Revenue	$299,000	$234,200
Total Revenues	299,000	234,200

Cost and Expenses:
Depreciation and amortization	203,100	89,300
General and administrative expenses	499,900	344,700
Loss on disposal of assets	--	226,100
Total costs and expenses	703,000	660,100
Loss from operations	(404,000)	(425,900)

Investment gain (loss)	95,700	(104,700)
Interest and other income	62,800	29,500
Interest expense	(216,600)	(125,800)
Loss from continuing operations	(462,100)	(626,900)

Discontinued operations:
Loss from discontinued operations, net of income tax	(596,200)	--

Net loss	(1,058,300)	(626,900)

Undeclared cumulative preferred stock dividend	--	(19,100)

Net loss attributable to common shareholders	(1,058,300)	(646,000)

Basic and diluted loss per share continuing operations	$(0.12)	$(0.17)
Discontinued operations	(0.15)	0.00
Net loss	$(0.27)	$(0.17)

Basic and diluted weighted average common shares outstanding	3,910,264	3,906,800

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Balance Sheets

	April 2, 2008 (Unaudited)	January 2, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$241,000	$1,030,600
Restricted cash- short-term	--	1,186,500
Receivables	46,400	6,500
Prepaid and other current assets	175,200	145,500
Total current assets	462,600	2,369,100

Investments, trading	--	290,700
Certificate of deposit	1,154,500	1,148,500

Property and equipment:
Land	5,682,800	5,682,800
Building and improvements	7,896,600	7,896,600
Equipment	2,398,900	2,398,900
	15,978,300	15,978,300
Accumulated depreciation	(2,851,400)	(2,672,700)
Net property and equipment	13,126,900	13,305,600

Other assets, principally deferred charges, net of accumulated amortization	891,100	884,400
	$15,635,100	$17,998,300

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$287,600	$341,200
Securities sold, not yet purchased	--	786,500
Accrued liabilities	668,700	2,425,600
Due to related party	1,423,500	--
Current portion of workers compensation benefit liability	265,600	132,100
Current portion of long-term debt	193,500	173,500
Current portion of obligation under capital lease	2,400	700
Current portion of accrued loss on sublease contract	85,700	81,100
Total current liabilities	2,927,000	3,940,700

Deferred rent	96,000	120,000
Deposit liability	165,900	156,900
Workers compensation benefit liability	3,478,700	3,669,900
Long-term debt	6,407,600	6,473,100
Obligations under capital lease	2,876,000	2,877,900
Accrued loss on sublease contract	622,100	639,800
Total liabilities	16,573,300	17,878,300

Shareholders' equity (deficit):
Preferred stock of $0.01 par; authorized 10,000,000 shares;
outstanding 36,000 shares at April 2, 2008 and January 2, 2008 (liquidation value $900,000)	400	400
Common stock of $.01 par; authorized 8,000,000 shares;
outstanding 3,910,264 shares at April 2, 2008 and January 2, 2008	39,000	39,000
Additional paid-in capital	10,932,600	10,932,300
Accumulated deficit	(11,910,200)	(10,851,700)
Total shareholders' equity (deficit)	(938,200)	120,000
	$15,635,100	$17,998,300

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Statements of Cash Flows

	(Unaudited)
	Quarters Ended
	April 2, 2008	March 28, 2007

Operating activities:
Net loss	$(1,058,300)	$(626,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,100	89,200
Net (gain) loss on investments	(95,800)	104,700
Loss on disposal of equipment	--	226,100
Amortization of deferred rent	(24,000)	(22,700)
Amortization of loss on sublease contracts	(13,100)	--
Decrease (increase) in:
Receivables	(39,900)	436,300
Prepaids and other current assets	(29,700)	1,900
Investments	(150,300)	414,800
Other assets	(31,100)	(125,200)
Increase (decrease) in:
Accounts payable	(53,600)	(118,200)
Securities sold, not yet purchased	(255,700)	638,500
Accrued liabilities	(1,732,900)	(47,600)
Deposit liability	9,000	34,400
Workers compensation benefit liability	(57,700)	(153,200)
Net cash (used in) provided by operating activities	(3,330,000)	852,100

Investing activities:
Reduction (increase) in restricted cash	1,186,500	(638,300)
Net cash (used in) provided by investing activities	1,186,500	(638,300)

Financing activities:
Payments on long-term debt	(45,500)	(26,300)
Preferred stock dividend	--	(19,100)
Payment on capital lease	(200)	(4,000)
Proceeds from issuance of related party debt	1,824,600	--
Payment on related party debt	(425,000)	--
Net cash (used in) provided by financing activities	1,353,900	(49,400)

Net (decrease) increase in cash and cash equivalents	(789,600)	164,400
Cash and cash equivalents- beginning of year	1,030,600	1,196,900
Cash and cash equivalents- end of period	$241,000	$1,361,300

Supplemental disclosures of cash flow information:
Cash paid during the three months for interest	$191,800	$125,800

See accompanying notes to condensed financial statements.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 2, 2008
(Unaudited)

Note 1.                      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial information instructions to Form 10-Q, and do not include all the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Eaco Corporation (the “Company”) as of April 2, 2008 and the results of operations and cash flows for the interim periods presented, have been made (consisting of normal recurring accruals and reclassifications of assets held for sale to assets held and used).  The result of operations for the three months ended April 2, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2008.

Note 2.  Investments

Prior to April 2, 2008, investments consisted of trading securities and securities sold, not yet purchased.  The Company holds no such investments at April 2, 2008.

These securities were carried at fair market value, with unrealized gains and losses reported in the statement of operations as a component of other income (expense).  Gains or losses on securities sold were based on the specific identification method. The results for the quarters ended April 2, 2008 and March 28, 2007 included realized gains from the sale of marketable securities of $12,500 and $7,000, respectively and unrealized losses of $447,500 and $111,700, respectively.

A primary investment strategy used by the Company in 2008 and 2007 consisted of the short-selling of securities, which resulted in obligations to purchase securities at a later date.  As of April 2, 2008, the Company had no obligation for these securities sold and not yet purchased compared to $786,500 at January 2, 2008.  The Company recognized net gains on securities sold, not yet purchased of $530,800 and net losses of $32,000 for the quarters ended April 2, 2008 and March 28, 2007, respectively.

Note 3.  Other Assets

Other assets are summarized as follows:

	April 2, 2008 (unaudited)	January 2, 2008
Leasehold origination costs	$321,300	$318,100
Loan fees	172,100	172,100
Tenant improvements	210,700	210,700
Deferred commissions and fees	232,400	232,500
Deferred rent	241,300	203,100
Other assets	--	10,000
	1,177,800	1,146,500
Less accumulated amortization	(286,700)	(262,400)
	$891,100	$884,400

Amortization expense was $24,300 and $25,000 for the quarters ended April 2, 2008 and March 28, 2007, respectively.

Note 4.  Fowler Property, located in Tampa, Florida

On March 19, 2008, the Company signed a sublease agreement with a third party for the sublease of the Fowler Property, which was vacant at fiscal year-end.  The Company obtained the landlord’s consent to the sublease subsequent to quarter-end, at which time the sublease became effective.  The rental income is $22,500 monthly which escalates at 6% every two years.  The sublease term is for two years with a twelve year renewal option.  The monthly sublease income will be approximately $8,000 less than the monthly lease payments.  The sublease allows for a $100,000 rent credit to be given to the subtenant in order for the subtenant to perform necessary repairs on the property, specifically to replace the roof and air conditioning.

On March 21, 2008, the Company entered into a purchase agreement to purchase the Fowler Property from the current landlord for $3.13 million.  The agreement calls for the purchase transaction to close on or before June 20, 2008.  The Company believes it can finance 60% of the purchase price.  The Company is currently exploring several options at its disposal with regards to raising capital for the required down payment.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 2, 2008
(Unaudited)

Note 5.  Accrued Liabilities

Accrued Liabilities are summarized as follows:

	April 2, 2008 (unaudited)	January 2, 2008
Property taxes	$--	$15,700
Accrued settlements with broker	550,000	2,317,700
Legal and accounting	39,300	52,600
Unearned rental revenue	76,000	36,300
Other	3,400	3,300
	$668,700	$2,425,600

Note 6.  Workers’ Compensation Liability

The Company self-insures workers’ compensation losses up to certain limits.  The liability for workers’ compensation claims represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in current operations.  The workers’ compensation benefit liability was $3,744,300 and $3,802,000 at April 2, 2008 and January 2, 2008, respectively.

After the sale of substantially all of the Company’s restaurant assets (the “Asset Sale”) to Banner Buffets, LLC (“Banner”) pursuant to that certain Asset Purchase Agreement dated February 22, 2005, the Company terminated its self-insurance program, and no further claims were incurred after June 29, 2005.

The State of Florida Division of Workers’ Compensation (“the Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the Company’s projected outstanding liability.  In compliance with this requirement, in July 2004, the Company provided the Division with a $1 million letter of credit from a bank with an expiration date of May 30, 2008.  Based upon the bank’s evaluation of the Company’s credit and to avoid collateralization requirements, the letter of credit is guaranteed on behalf of the Company by Bisco Industries, Inc. (“Bisco”).  The Company’s Chief Executive Officer and Chairman of the Board of Directors, Glen F. Ceiley, is the President of Bisco.  In addition, the Company pledged another $3,139,000 in letters of credit from various banks with expirations in 2008 and 2009. These letters of credit are collateralized by the equity the Company holds in its Sylmar property of $2 million and certificates of deposit totaling $1,139,000.

Note 7.  Related Party Transactions

In January 2008, the Company borrowed, on a short-term basis, $1,824,600 from Bisco to fund operations.  The note accrues interest monthly at 7.5% per annum and is due in June 2008.  The Company made a repayment of $425,000 during the quarter.  The balance on the note was $1,423,500 as of April 2, 2008.  Subsequent to quarter end, the Company repaid another $1,150,000 with funds received from the financing of its Brooksville Property.  See discussion in Note 10, Subsequent Events.

The Company’s accounting functions are performed by Bisco’s accounting personnel and independent contract workers pursuant to a lease and facilities agreement.   The amounts paid to Bisco were $39,300 and $26,900 for the three months ended April 2, 2008 and March 28, 2007, respectively.

Note 8.  Earnings (Loss) Per Share

The following is a quarterly reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net loss from continuing operations attributable to common shareholders:

	Quarters Ended
	(Unaudited)
	April 2, 2008	March 28, 2007

EPS from continuing operations - basic and diluted:
Loss from continuing operations	$(462,100)	$(626,900)
Less preferred stock dividends	--	(19,100)

Loss from continuing operations
for basic and diluted
EPS Computation	$(462,100)	$(646,000)

Weighted average shares outstanding for basic and diluted EPS computation	3,910,264	3,906,800

Loss per common share from continuing operations - basic and diluted	$(0.12)	$(0.17)

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 2, 2008
(Unaudited)

Note 9.  Commitments and Contingencies

Legal Matters

In connection with the Asset Sale, a broker demanded a commission payment of $3.5 million.  The Company filed suit against the broker in an effort to expedite a resolution of the claim.  The Company agreed to place $400,000 in escrow in connection with the lawsuit.  In December 2007, a final judgment was made by the court in favor of the broker for approximately $2,317,000.  As a result of the judgment and subsequent settlement agreement between the Company and the broker, the $400,000 in escrow was returned to the Company in January 2008. On January 22, 2008, the Company and the broker, among others, entered into a written settlement agreement whereby the Company, without admitting liability, agreed to pay the broker the amount of $2.317 million in satisfaction of the final judgment.  The settlement amount was paid in January 2008.  In March 2008, the court ruled the Company owed an additional $46,200 in reimbursements related to legal costs incurred by the broker.  That amount was paid during the quarter and is included in discontinued operations in the accompanying condensed statement of operations for the quarter ended April 2, 2008.

In August 2005, the Company was sued by another broker who claimed that a commission of $749,000 was payable to him as a result of the Asset Sale.  On May 9, 2008, the Company reached a settlement agreement with the broker.  The Company, without admitting liability, agreed to pay the broker $550,000.  Such amount is included in accrued liabilities at April 2, 2008 and recorded as discontinued operations in the accompanying condensed statement of operations for the quarter ended April 2, 2008.

Note 10.  Subsequent Events

In April 2008, the Company completed the financing of its Brooksville Property, which had been purchased in December 2007 for $2,027,000 in cash.  The Company received $1,180,000 from the financing.  The note is to be repaid over 10 years at an annual interest rate of 6.65%.  Proceeds from the financing were used to pay the note due to Bisco, a related party.

On May 13, 2008, the Company borrowed $550,000 from Bisco to satisfy the settlement with a broker, see Note 9 – Legal Proceedings.  The amount accrues interest at 7.5% per annum and is due no later than November 13, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

The Company leases its properties to tenants under operating leases with terms of over one year.  Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with SFAS No. 13, “Accounting for Leases.”

Receivables are carried net of an allowance for uncollectible receivables.  An allowance is maintained for estimated losses resulting from the inability of any tenant to meet their contractual obligations under their lease agreements.  We determine the adequacy of this allowance by continually evaluating individual tenants’ receivables considering the tenant’s financial condition and security deposits, and current economic conditions.  An allowance for uncollectible accounts of approximately $27,400 was determined to be necessary with regards to the outstanding rent amount due the Company from the tenant of one of its stores that has declared bankruptcy.  It is unclear whether any of these funds will be collected during the bankruptcy proceedings.

Long Lived Assets

The Company’s accounting policy for the recognition of impairment losses on long-lived assets is considered critical.  The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the purpose of the impairment review, assets tested on an individual basis.  The recoverability of the assets are measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such asset.  If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceeds the fair value.

Worker’s Compensation Liability

The Company’s policy for estimating its workers’ compensation liability is considered critical.  The Company self-insures workers’ compensation claims losses up to certain limits.  The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in current operations.  On an annual basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims.  The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when realization is reasonably assured.

Deferred Tax Assets

In addition, the Company’s policy for recording a valuation allowance against deferred tax assets is considered critical.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.  In accordance with SFAS No. 109, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence, such as significant decreases in operations.  As a result of the Company’s recent disposal of significant business operations, the Company concluded that a valuation allowance should be recorded against federal and state net operating losses and certain federal and state tax credits.  The utilization of these items requires sufficient taxable income.

Loss on Sublease Contracts

The Company’s policy for recording a loss on sublease contracts is to evaluate the costs expected to be incurred under an operating sublease in relation to the anticipated revenue in accordance with FTB 79-15, Section L-10; if such costs exceed anticipated revenue on the operating sublease, the Company recognizes a loss equal to the present value of the shortfall over the term of the sublease.

New Accounting Pronouncements

None.

Use of Estimates

The preparation of the condensed consolidated financial statements of the Company requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include the Company’s workers’ compensation liability, the depreciable lives of assets, estimated loss on or impairment of long-lived assets and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates.  For a full description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 2, 2008.

Results of Operations

Comparison of Quarters Ended April 2, 2008 and March 28, 2007

At April 2, 2008, the company owns two restaurant properties, one located in Orange Park, Florida (the “Orange Park Property”) and one in Brooksville, Florida (the “Brooksville Property”).  Both of these properties were vacant at the fiscal year end January 2, 2008.  A tenant was found for the Brooksville Property with the lease period commencing on January 9, 2008.  The Orange Park Property remains vacant at April 2, 2008.  The Company is obligated for leases of two restaurant locations, one located in Tampa, Florida (the “Fowler Property”) and another located in Deland, Florida (the “Deland Property”).  The Deland Property is subleased to a restaurant operator while the Fowler Property was vacant at April 2, 2008.  A subtenant was found subsequent to quarter-end.  In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.

The Company experienced an increase of $64,800 or 28% in rental revenue during the first quarter of 2008 compared to the first quarter of 2007, due to having a tenant in the Company’s Brooksville Property for most of the first quarter of 2008, which was vacant during the first quarter of 2007.  The additional rent income was offset by the loss of the tenant in the Company’s Orange Park Property, due to that tenant filing for bankruptcy at the end of 2007.

Depreciation and amortization expenses increased $113,800 or 127% primarily due to two properties, the Fowler Property and Deland Property, returned to the Company following the Banner bankruptcy.  The Fowler Property was returned to the Company in December 2007 and not depreciated during the first quarter of 2007.  The Deland Property was held for sale in the first quarter of 2007 and not depreciated.

General and administrative expenses consist mainly of rent and related property insurance expense, legal and other professional fees. General and administrative expenses increased $155,200 or 45% during the first quarter of 2008 as compared to the first quarter of 2007.  First, rent expense increased from the return of the Tampa property in the fourth quarter of 2007 due to the Banner bankruptcy.  Second, the Company paid during the quarter approximately $115,000 in late property taxes and fees due to Banner not making payments required under the lease assigned to it during its final months in operation.  Further, the Company saw an increase in bad debt expense of approximately $28,000 related to the bankruptcy of the tenant in the Orange Park Property.

During the quarter ended March 28, 2007, the Company recognized a loss of $226,100 related to the sale of equipment at one of the Company’s properties.  The sale was the result of the expiration of the lease at that property.  The Company did not sell any capitalized property in the quarter ended April 2, 2008.

In the quarter ended April 2, 2008, interest and other income increased to $62,800 from $29,500 in the respective prior year’s quarter due to interest received on restricted cash, not held in the same quarter of 2007.

The results for the first quarter of 2008 included unrealized losses from the sale of marketable securities of $8,700 and realized gains of $104,400.  The first quarter of 2007 included unrealized losses of $112,000 and realized gains of $7,000.

Interest expense increased by $90,800 in the quarter ending April 2, 2008 versus the quarter ending March 28, 2007, mainly due to the refinance of the Company’s Sylmar property that occurred in the fourth quarter of 2007.  The resulting interest on the higher loan amount was more than the interest paid on the mortgage in the first quarter of 2007.

Loss from discontinued operations included the final settlement amount related to the Lurie trial that was completed in December 2007 and the Horn settlement that was reached in May 2008.  The amount represents costs associated with the Lurie trial that the Company was required to reimburse Lurie, the plaintiff.  It also includes the settlement amount of $550,000 associated with the Horn trial, that the Company paid on May 14, 2008.

The net loss was $1,058,300 in the first quarter of 2008 compared to a net loss of $626,900 in the first quarter of 2007.  Loss per share for the quarter was 27 cents in 2008 compared to 17 cents in 2007. The 2008 first quarter loss was due primarily to legal fees, property taxes paid on vacant buildings and increases in rent expense due to properties returned to the Company after the Banner bankruptcy.  The loss in the first quarter of 2007 was principally due to investment losses and the losses attributable to the disposition of the equipment at a closed facility.

Liquidity and Capital Resources

The accompanying condensed financial statements of the Company have been prepared assuming that the Company will continue in its present form. The Company incurred significant losses and had negative cash flow from operations for the year ended January 2, 2008, and had a working capital deficit of approximately $1,571,800 at that date.  During the quarter ended April 2, 2008, the Company incurred further losses and had a working capital deficit of approximately $2,465,000.  The cash balance at April 2, 2008 is $241,000.

The cash outflows through March 2009 are estimate to total approximately $647,700, which will generate a negative cash balance of $406,700 in the  next twelve months.

The Company currently has estimated equity of $4 to $7 million in its three owned properties, of which $2,000,000 is encumbered by a standby letter of credit to the Florida Self Insurers Guaranty Association (“FSIGA”) as collateral for its workers compensation liability.  The Company has the ability of selling any or all of these properties to fund operations; however, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans.

It is likely the Company will require additional funds in order to maintain its current operations.  In the past, short term funds have been provided by Bisco and the option to continue that process is available.  In the long term, the Company expects any capital requirements to be provided through the sale or refinance of property currently held.  Additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue in its present form.

In January 2008, the Company received a bridge loan from Bisco in the amount of approximately $1,825,000, of which $425,000 was repaid in the same month and an additional $1,150,000 was paid subsequent to quarter end.  Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board. The note agreement does not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of the note, although the Company has the ability to extend the loan through March 2009.

Subsequent to year end, the Company financed the Brooksville Property, which was purchased in December 2007 with cash proceeds from the refinance of the Sylmar Property.  The cash paid for the Brooksville Property was approximately $2,027,000, and the Company financed approximately $1,200,000 during the quarter ending April 2, 2008.  Proceeds from the financing were used to pay down the Bisco loan by approximately $1,150,000.

On May 13, 2008, due to the Horn settlement, the Company borrowed an additional $550,000 from Bisco to pay the settlement amount.  The loan accrues interest at 7.5% per annum and is due no later than November 13, 2008.

Substantially all of the Company’s revenues are derived from rental income.  Therefore, the Company has not carried significant receivables or inventories and the primary working capital requirements are the repayment of debt, legal expenses and payment on the workers’ compensation liability.

As stated above, at April 2, 2008, the Company had a working capital deficit of $2,465,000 compared to a working capital deficit of $1,571,600 at January 2, 2008.  The decrease was due to the payment of the Lurie settlement and cash outlays for operating expenses, such as legal costs and rents.  Cash used in operating activities was $3,330,000 in the three months ended April 2, 2008, compared to cash provided by operations of $852,100 in the three months ended March 28, 2007, primarily due to the payment of the Lurie settlement.

Cash provided by investing activities was $1,186,500 for the first quarter of 2008 versus cash used of $638,300 in the first quarter of 2007.  During the first quarter of 2008, the Company received $400,000 of previously restricted cash in escrow related to the Lurie litigation.  Also, during the quarter, the Company liquidated all of its equity holdings, including securities sold, not yet purchased resulting in a further decrease reduction of restricted cash of $786,500.  Cash related to these securities sold, not yet purchased was considered restricted as it was required to repurchase the stock.  During the first quarter of 2007, the Company increased its securities sold, not yet purchased approximately $638,000.

Net cash provided by financing activities increased approximately $1,400,000 in the first quarter of 2008 due to the proceeds received from the related party loan from Bisco of $1,825,000, offset by the repayment during the quarter of $425,000.

In connection with the Convertible Preferred Stock owned by the Company’s Chief Executive Officer and Chairman of the Board, Glen Ceiley, dividends are paid quarterly when declared by the Company’s Board of Directors.  The Company did not pay any quarterly dividends in the three months ended April 2, 2008.  There were no undeclared dividends as of April 2, 2008.

The Company is required to pledge collateral for its Workers’ Compensation Self-Insurance Liability with FSIGA.  The Company has a total of $1.37 million pledged collateral.  Bisco Industries, Inc. (“Bisco”) provides $1 million of this collateral.  As previously mentioned, the Company’s Chief Executive Officer and Chairman of the Board of Directors, Glen F. Ceiley, is the President of Bisco.  During 2007, the Company received a demand from the Florida Division of Workers’ Compensation to post further collateral in the amount of $2,769,500.  The Company pledged the amount by posting a standby letter of credit.  The letter of credit is collateralized by a certificate of deposit of $769,500 and the equity the Company holds in the Sylmar building.  The Company may be required to increase this collateral pledge from time to time in the future, based on its workers’ compensation claim experience and various FSIGA requirements for self-insured companies.  Despite the sale of the Company’s restaurants, the workers’ compensation will remain an ongoing liability for the Company until all claims are paid, which will likely take many years.

The Company entered into a loan agreement with GE Capital for the Orange Park Property in 1996.  As of April 2, 2008, the outstanding balance due under the Company’s loan with GE Capital was $798,100.  In December 2007, the Company refinanced its Sylmar property with Community Bank.  The cash proceeds were used i) to fund the collateral required by the Division for the projected outstanding worker’s compensation liability, ii) for down payment on the purchase of the restaurant property located in Brooksville, Florida, and iii) for payment of the Lurie settlement in January 2008.   As of April 2, 2008, the outstanding balance due on the Community Bank loan was $5,802,500.  The weighted average interest rate on the Company’s loans is 6.17%.

The preceding discussion of liquidity and capital resources contains certain forward-looking statements.  Forward-looking statements involve a number of risks and uncertainties. Among the other factors that could cause actual results to differ materially are the following:  failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital, Community Bank or other lenders to extend financing commitments; repairs or similar expenditures required for existing properties due to weather or acts of God; the Company’s success in selling properties listed for sale; the economic conditions in the new markets into which the Company expands, if any; business conditions, such as inflation or a recession, and growth in the general economy; and other risks identified from time to time in the reports filed by the Company with the Securities and Exchange Commission (the “SEC”), registration statements and public announcements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures, except for the land leases on the restaurant properties treated as operating leases.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and previously by entering into leases.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that some are recorded as liabilities in the balance sheet while others are required to be disclosed in the Notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 2, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer.  Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are not effective in alerting them to material information regarding the Company’s financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

At January 2, 2008 and April 2, 2008, management has identified a lack of sufficient oversight and review as well as a lack of the appropriate number of resources to ensure the complete and proper application of generally accepted accounting principles related to certain routine accounting transactions.  Specifically, this material weakness resulted in errors in the preparation of the Company’s financial statements and related disclosures.

This material weakness, if not remediated, has the potential to cause material misstatements in the future, with regard to routine and complex accounting transactions.

The Company is in the process of developing and implementing remediation plans to address its material weaknesses.  Management has identified specific remedial actions to address the material weakness described above:

•
Improve the effectiveness of the accounting group by continuing to augment existing Company resources with consultants that have the technical accounting capabilities to assist in the analysis and recording of complex accounting transactions.

•	Improve period-end closing procedures by establishing a monthly hard close process by implementing a process that ensures the timely review and approval of routing and complex accounting estimates.

Due to its inherent limitations, internal control over the financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in internal control.  There have been no changes in internal control over financial reporting that occurred in the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

As previously disclosed in the Company’s reports filed with the SEC, effective April 2006, the accounting functions for the Company are performed by Bisco’s accounting personnel and independent contract workers pursuant to a lease and facilities agreement. Bisco is an affiliated company owned by Glen Ceiley, the Company’s Chairman and Chief Executive Officer.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of the Company’s management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition, except as discussed below.

As previously disclosed in the Company’s reports filed with the SEC, in August 2005, the Company was sued in Miami-Dade County Circuit Court by Jonathan Horn of Horn Capital Realty, who claimed that a commission of $749,000 was payable to him as a result of the Asset Sale.  On May 9, 2008, the Company, Horn Capital Realty and Jonathan Horn, individually and as President of Horn Capital Realty, entered into a written settlement agreement whereby the Company, without admitting liability, agreed to pay Horn Capital Realty the amount of $550,000 and Horn Capital Realty agreed to dismiss the lawsuit.  Also under the settlement agreement, all parties mutually released each other with respect to claims arising out of or relating to the lawsuit.

As previously reported, the Company was involved in litigation with Florida Growth Realty, Inc. (“FGR”) involving a claim by FGR for a commission resulting from the Asset Sale.  On December 20, 2007, the Duval County Circuit Court entered a final judgment in connection with the litigation in the amount of $2,317,667 with interest accruing at 11% per annum pursuant to Florida law.  On January 22, 2008, the Company, Glen Ceiley, individually and as Chairman and CEO of the Company, FGR and Robert Lurie, individually and as President of FGR, entered into a written settlement agreement whereby the Company, without admitting liability, agreed to pay FGR the amount of $2,317,667 in satisfaction of the final judgment and FGR agreed to immediately execute and file with the court the Satisfaction of Judgment.  Also under the settlement agreement, all parties mutually released each other with respect to claims arising out of or relating to the lawsuit except with respect to taxable costs of FGR arising out of the lawsuit, which totaled approximately $46,000.  These amounts were paid during the first quarter of 2008.

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

3.06
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to Eaco Corporation (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.07
Amendment of Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value. of EACO Corporation. (Exhibit 3.i to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)

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

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: May 19, 2008                                                               /s/ Glen Ceiley
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

3.06
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to Eaco Corporation (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.07
Amendment of Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value. of EACO Corporation. (Exhibit 3.i to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)

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

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.