Form 10-K/A
period 2008-01-02
EACO CORP
filed 2008-06-25
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of the Company’s common stock (the “Common Stock”), based upon the closing sale price of the registrant's Common Stock on June 28, 2008, held by non-affiliates of the Company was approximately $195,500.

As of March 31, 2008, 3,906,801 shares of Common Stock of the Company were outstanding.

Documents Incorporated by Reference

Portions of the Company’s 2007 Annual Report to Shareholders are incorporated by reference into Part II of this Annual Report on Form 10-K.

EXPLANATORY NOTE

EACO Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended January 2, 2008, originally filed on April 4, 2008 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13, and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report.

We have also included as an exhibit the certification required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including a certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Glen F. Ceiley currently serves as Chairman of the Board and Chief Executive Officer of the Company.  Stephen Catanzaro, Jay Conzen and William L. Means also currently serve as directors of the Company.

Stephen Catanzaro, 55, is the Controller of Allied Business Schools, Inc. (home study course schools), a position he has held since April 2004. Before that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco, an international distributor of electronic components, from September 1995 to March 2002.  Bisco is an affiliate of the Company. Mr. Catanzaro has served as a director of the Company since he was first elected by the Company’s shareholders at the 1999 Annual Meeting.

Glen F. Ceiley, 62, is the Company’s Chief Executive Officer and Chairman of the Board, positions he has held since 1999.  Mr. Ceiley also serves as President and Chief Executive Officer of Bisco, a position he has held since 1973.  In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company engaged in the manufacturing of electronic equipment.  Mr. Ceiley has served as director of the Company since he was appointed to the Company’s Board of Directors (the “Board”) in February 1998 and thereafter elected by the shareholders at the 1998 Annual Meeting.

Jay Conzen, 61, is the President of Old Fashioned Kitchen, Inc. (a national food distributor), a position he has held since April 2003.  Before that Mr. Conzen was the principal of Jay Conzen Investments (investment advisor) from October 1992 to April 2003.  In addition, Mr. Conzen served as a consultant to the Company from August 1999 until January 2001, and from October 2001 to April 2003.  Mr. Conzen has served as a director of the Company since he was appointed to the Company’s Board in February 1998 and thereafter elected by the shareholders at the 1998 Annual Meeting.

William L. Means, 64, is the Vice President of Information Technology of Bisco, a position he has held since 2001.  Before that, Mr. Means was Vice President of Corporate Development of Bisco from 1997 to 2001.  Mr. Means has served as director of the Company since he was first elected by the Company’s shareholders at the 1999 Annual Meeting.

None of our officers or directors has been convicted in any criminal proceeding during the past five years or has been party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining him from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities law or commodities law. Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has any bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.  None of directors, executive officers, affiliates of the Company, or any owner of record or beneficial owner of more than five percent of the Company’s voting securities, or any of their associates, is a party adverse to the Company or has a material interest adverse to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires certain officers of the Company and its directors, and persons who beneficially own more than ten percent of any registered class of the Company’s equity securities, to file reports of ownership in such securities and changes in ownership in such securities with the SEC and the Company.

Based solely on a review of the reports and written representations provided to the Company by the above referenced persons, the Company believes that during fiscal year 2007 all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were timely satisfied except for 13 delinquent Form 4 filings by Glen Ceiley resulting in 26 transactions being untimely reported.

Financial Code of Ethical Conduct

The Company has adopted a financial code of ethics applicable to the Company’s senior executive and financial officers.  You may receive, without charge, a copy of the Financial Code of Ethical Conduct by contacting our Corporate Secretary at 1500 N. Lakeview Avenue, Anaheim, California 92807.

Corporate Governance

Audit Committee

The Audit Committee’s basic functions are to assist the Board in discharging its fiduciary responsibilities to the shareholders and the investment community in the preservation of the integrity of the financial information published by the Company, to maintain free and open means of communication between the Company’s directors, independent auditors and financial management, and to ensure the independence of the independent auditors.  The Board has adopted a written charter for the Audit Committee which is attached as Appendix A to the Company’s 2007 Information Statement, as filed with the Securities and Exchange Commission (the “SEC”) on July 7, 2007.  The Audit Committee charter is not available on the Company’s website.  Currently, the members of the Audit Committee are Directors Catanzaro, Conzen (Chairman) and Means.

Audit Committee Financial Expert:  The Company does not currently have an audit committee financial expert.  The Company believes that the members of the Board have demonstrated that they are capable of understanding generally accepted accounting principles and financial statements, analyzing and evaluating the Company’s financial statements, and understanding internal controls and procedures for financial reporting. In addition, the Company believes that retaining a director who would qualify as an audit committee financial expert would be costly and burdensome and is not warranted under the circumstances.

Audit Committee Pre-Approval Policies and Procedures:  The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. In fiscal year 2007, the Audit Committee pre-approved all services performed for the Company by the auditor.

Item 11.  Executive Compensation

Executive Officer and Director Compensation

Compensation Discussion and Analysis

The Executive Compensation Committee (the “Committee”), currently consisting of Directors Ceiley and Means, uses the following objectives as guidelines for its executive compensation decisions:

•	to provide a compensation package that will attract, motivate and retain qualified executives;

•	to ensure a compensation mix that focuses executive behavior on the fulfillment of annual and long-term business objectives; and

•	to create a sense of ownership in the Company that causes executive decisions to be aligned with the best interests of the Company’s shareholders.

The Committee determined that there would be no executive compensation in 2007 for the Company’s executive officer.

General Compensation Policies

In general, base salary levels are set at the minimum levels believed by the Company’s executive officers to be sufficient to attract and retain qualified executives when considered with the other components of the Company’s compensation structure.

The Committee adjusts salary levels for executive officers based on achievement of specific annual performance goals, including personal, departmental and overall Company goals depending upon each officer’s specific job responsibilities. The Committee also uses its subjective judgment, based upon such criteria as the executive’s knowledge of and importance to the Company’s business, willingness and ability to accomplish the tasks for which he or she was responsible, professional growth and potential, the Company’s operating earnings and an evaluation of individual performance, in making salary decisions. Compensation paid to executive officers in prior years is also taken into account.  No particular weighting is applied to these factors.

The Committee may determine that the Company’s financial performance and individual achievements merit the payment of annual bonuses.  The Company instituted a bonus program for management of the Company beginning in 2003, based on a percentage of the earnings from operations of the Company.

The Committee determines stock option grants to the executive officers.  The Committee determines annual stock option grants to other employees based on recommendations of the Chief Executive Officer.  Stock options are intended to encourage key employees to remain employed by the Company by providing them with a long term interest in the Company’s overall performance as reflected by the market price of the Company’s Common Stock.  No stock option grants were made in fiscal year 2007.

The Committee will consider any federal income tax limitations on the deductibility of executive compensation in reaching compensation decisions and will seek shareholder approval where such approval will eliminate any limitations on deductibility.

Summary Compensation

The following table sets forth compensation information for the named executive officers in fiscal years 2007 and 2006.

Name and Principal Position	Year	Salary ($)	All Other Compensation		Total ($)
Edward B. Alexander	2007	$0	$0		$0
President[1]	2006	80,000	0		80,000
Glen F. Ceiley	2007	0	12,000	[2]	12,000
Chief Executive Officer	2006	0	12,000	[2]	12,000

1 Mr. Alexander served as the Company’s President until April 2006.
2 Reflects fees paid to Mr. Ceiley in his capacity as a director of the Company.  The fees earned in 2007 are also reflected in the section below entitled “Director Compensation.”

Due to the current nature of the Company’s operations and related results from the last two years, the Executive Compensation Committee and Mr. Ceiley have agreed that the position of Chief Executive Officer is not justified in receiving any salary or benefits from the Company.  This structure is reviewed periodically by the Executive Compensation Committee and will be reviewed again, should the Company’s operations or results change.

Outstanding Equity Awards at Fiscal Year-End

None of the Company’s named executive officers received or were granted option awards to purchase the Company’s Common Stock in fiscal year 2007.  Further, there were no outstanding equity awards held by the Company’s named executive officers at the end of fiscal year 2007.

Retirement Benefits

The Company does not offer a retirement plan for executive officers or employees, but during fiscal year 2006, the Company provided for participation in its 401(k) for all employees, including executive officers. The Company’s 401(k) Plan was terminated at the end of fiscal year 2006.

Director Compensation

In order to attract and retain highly qualified directors through an investment interest in the Company’s future success, the Company enacted, in l985, a non-qualified Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), which was used to compensate directors until January 2002.  Due to the expiration of the Directors’ Plan in 2002, the Company paid $10,000 cash to each director in 2007 as compensation for his services.  In addition, directors who are not employees of the Company receive a fee of $500 for each Board meeting attended.  No fees are awarded to directors for attendance at meetings of the Audit or Executive Compensation Committees of the Board.

The following table sets forth the compensation of the Company’s directors for the fiscal year ended January 2, 2008.

Director	Fees Earned or Paid in Cash ($)	Total ($)
Stephen Catanzaro	$11,500	$11,500
Glen F. Ceiley	12,000	12,000
Jay Conzen	12,000	12,000
William L. Means	12,000	12,000

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee are Directors Ceiley and Means.  During fiscal year 2007, Mr. Ceiley served as the Company’s Chief Executive Officer and Chairman of the Board, but Mr. Ceiley did not receive any compensation for his services as such.  Mr. Ceiley has not participated in any related party transactions required to be disclosed under Item 404 of Regulation S-K. Mr. Means is not currently nor has he ever been an employee or officer of the Company, and has not participated in any related party transactions (described in Item 404 of Regulation S-K).  During fiscal year 2007, Messrs. Ceiley and Means were executive officers of Bisco and Mr. Ceiley was the sole director of Bisco.

Compensation Committee Report

The Executive Compensation Committee reviewed and discussed the Compensation Discussion and Analysis and the related compensation table with management.  Based on such review and discussion, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and in the Company’s 2008 Information Statement on Schedule 14C.

Respectfully submitted,

Glen F. Ceiley
William L. Means

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table set forth below presents certain information regarding beneficial ownership of the Company’s Common Stock (the Company’s only voting security) as of June 11, 2008, by (i) each shareholder known to the Company to own, or have the right to acquire within sixty (60) days, more than five percent (5%) of the Common Stock outstanding, (ii) each named executive officer and director of the Company, and (iii) all officers and directors of the Company as a group.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percent of Class(1)
Stephen Catanzaro	10,713	*
Glen F. Ceiley(2)	2,563,039	65.5%
Jay Conzen(3)	25,000	*
William L. Means	14,313	*
All Executive Officers and Directors as a group(4)	2,613,065	66.4%

*  Less than 1%

(1)  Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s Common Stock are based upon Rule 13d-3 under the Exchange Act.  Under Rule 13d-3, shares will be deemed to be “beneficially owned” where a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined.  Shares of the Company’s Common Stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  The percentages represent the total of the shares listed in the adjacent column divided by 3,910,264, the number of issued and outstanding shares of Common Stock as of June 11, 2008, plus any stock options exercisable by such person within 60 days of June 11, 2008.

(2)  Includes (i) 1,899,201 shares held directly by Glen F. Ceiley; (ii) 1,300 shares held by Zachary Ceiley, Mr. Ceiley’s son; and (iii) 662,538 held by the Bisco Industries Profit Sharing and Savings Plan (the “Bisco Plan”).  Mr. Ceiley has the sole power to vote and dispose of the shares of Common Stock he owns individually and shares the power to vote and to dispose of the shares owned by his son and the Bisco Plan.  Mr. Ceiley is the President and the sole director of Bisco.

(3)  Includes 25,000 shares issuable upon the exercise of options within 60 days of June 11, 2008.

(4)  Includes 25,000 shares issuable upon the exercise of options within 60 days of June 11, 2008.  The address for each officer and director is c/o Bisco Industries, Inc., 1500 North Lakeview Avenue, Anaheim, CA 92807.

Equity Compensation Plans

As of January 2, 2008, the Company had no securities outstanding or authorized for issuance under an equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

There have been no transactions with any director, executive officer, or family member thereof during fiscal year 2007.  In June 2008, the Company agreed to assign its right to purchase one property to Glen F. Ceiley, Chairman of the Board and Chief Executive Officer of the Company.  Mr. Ceiley has the right to purchase the property for $3.13 million and, upon exercising his right, will become the new landlord of the property with the Company being the tenant.

Board Independence

The Board has determined that two of its four directors are independent, as defined by the NASDAQ Stock Market’s Marketplace Rules.  In addition to such rules, the Board considered transactions and relationships between each director (and his immediate family) and the Company to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.  As a result, the Board determined that Messrs. Ceiley and Means are not independent, as Messrs. Ceiley and Means are employees of Bisco and members of Bisco’s steering committee.  Bisco’s steering committee handles the day to day operations of the Company, and Messrs. Ceiley and Means are intimately involved with decision-making that directly affects the financial statements of the Company. Bisco is an affiliate of the Company.

Currently, the members of the Audit Committee are Directors Catanzaro, Conzen (Chairman) and Means. Directors Catanzaro and Conzen are “independent” as defined by the NASDAQ Stock Market’s Marketplace Rules.  Director Means is not “independent,” as he is employed by Bisco, and is a member of Bisco’s steering committee which handles the day to day operations of the Company.  Also, Mr. Means is intimately involved with decision-making that directly affects the financial statements of the Company.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Squar Milner for the fiscal years ended January 2, 2008 and December 27, 2006 for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years were $97,200 and $61,000, respectively.

Audit-Related Fees

The Company was billed no audit-related fees by Squar Milner for the fiscal years ended January 2, 2008 and December 27, 2006.

Tax Fees

The aggregate fees billed by Squar Milner for the fiscal years ended January 2, 2008 and December 27, 2006 for professional services rendered for tax preparation and consulting services were $21,300 and $11,200, respectively.

All Other Fees

There were no other fees billed by Squar Milner for the fiscal years ended January 2, 2008 or December 27, 2006 for services rendered to the Company, other than the services described above.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Audit Committee Pre-Approval

The section of this Form 10-K/A entitled “Audit Committee Pre-Approval Policies” is hereby incorporated by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  No financial statements or schedules are filed with this report on Form 10-K/A.

(b)  The following exhibits are filed as part of this report on Form 10-K/A.

Number	Exhibit
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

EACO Corporation

Date: June 25, 2008	/s/ Glen Ceiley
By: Glen Ceiley
Its: Chief Executive Officer
(principal executive officer and principal financial officer)

EXHIBIT INDEX

Number	Exhibit
31.1
Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.