Form 10-Q
period 2008-07-02
EACO CORP
filed 2008-08-15
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2008

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of August 13, 2008

Title of each class	Number of shares outstanding

Common Stock, $.01 par value	3,910,264

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation
Condensed Statements of Operations

	(Unaudited)		(Unaudited)
	Quarters Ended		Six Months Ended
	July 2, 2008	June 27, 2007	July 2, 2008	June 27, 2007

Revenues:
Rental Revenue	$349,400	$194,000	$648,400	$428,100
Total Revenues	349,400	194,000	648,400	428,100

Cost and Expenses:
Depreciation and amortization	153,700	123,000	356,800	212,200
General and administrative expenses	460,000	519,100	959,900	844,300
Loss on disposal of assets	--	--	--	226,100
Total costs and expenses	613,700	642,100	1,316,700	1,282,600
Loss from operations	(264,300)	(448,100)	(668,300)	(854,500)

Investment gain (loss)	--	(98,600)	95,700	(203,300)
Interest and other income	85,600	16,300	148,400	45,900
Interest expense	(256,100)	(107,800)	(472,700)	(190,600)
Loss from continuing operations	(434,800)	(638,200)	(896,900)	(1,202,500)

Discontinued operations:
Loss from discontinued operations, net of income tax	--	(360,000)	(596,200)	(423,200)

Net loss	(434,800)	(998,200)	(1,493,100)	(1,625,700)

Undeclared cumulative preferred stock dividend	(19,100)	(19,100)	(19,100)	(38,200)

Net loss attributable to common shareholders	(453,900)	(1,017,300)	(1,512,200)	(1,663,900)

Basic and diluted loss per share continuing operations	$(0.11)	$(0.17)	$(0.22)	$(0.32)
Discontinued operations	(0.00)	(0.09)	(0.15)	(0.11)
Net loss	$(0.11)	$(0.26)	$(0.37)	$(0.43)

Basic and diluted weighted average common shares outstanding	3,910,264	3,906,800	3,910,264	3,906,800

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Balance Sheets

	July 2, 2008 (Unaudited)	January 2, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$7,200	$1,030,600
Restricted cash- short-term	--	1,186,500
Receivables, net	112,600	6,500
Prepaid and other current assets	155,000	145,500
Total current assets	274,800	2,369,100

Investments, trading	--	290,700
Certificate of deposit	1,158,400	1,148,500

Property and equipment:
Land	5,682,800	5,682,800
Building and improvements	7,896,600	7,896,600
Equipment	2,398,900	2,398,900
	15,978,300	15,978,300
Accumulated depreciation	(2,980,300)	(2,672,700)
Net property and equipment	12,998,000	13,305,600

Other assets, principally deferred charges, net of accumulated amortization	978,300	884,400
	$15,409,500	$17,998,300

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$266,300	$341,200
Securities sold, not yet purchased	--	786,500
Accrued liabilities	188,600	2,425,600
Due to related party	939,300	--
Current portion of workers compensation benefit liability	265,600	132,100
Current portion of long-term debt	216,400	173,500
Current portion of obligation under capital lease	4,600	700
Current portion of accrued loss on sublease contract	186,500	81,100
Total current liabilities	2,067,300	3,940,700

Deferred rent	72,100	120,000
Deposit liability	179,400	156,900
Workers compensation benefit liability	3,404,600	3,669,900
Long-term debt	7,546,600	6,473,100
Obligations under capital lease	2,873,800	2,877,900
Accrued loss on sublease contract	657,900	639,800
Total liabilities	16,801,700	17,878,300

Shareholders' equity (deficit):
Preferred stock of $0.01 par; authorized 10,000,000 shares;
outstanding 36,000 shares at July 2, 2008 and January 2, 2008 (liquidation value $900,000)	400	400
Common stock of $.01 par; authorized 8,000,000 shares;
outstanding 3,910,264 shares at July 2, 2008 and January 2, 2008	39,000	39,000
Additional paid-in capital	10,932,600	10,932,300
Accumulated deficit	(12,364,200)	(10,851,700)
Total shareholders' equity (deficit)	(1,392,200)	120,000
	$15,409,500	$17,998,300

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Statements of Cash Flows

	(Unaudited)
	Six Months Ended
	July 2, 2008	June 27, 2007

Operating activities:
Net loss	$(1,493,100)	$(1,625,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356,800	251,000
Net (gain) loss on investments	(95,900)	203,300
Loss on purchase commitment	--	238,000
Loss on disposal of equipment	--	226,100
Amortization of deferred rent	(47,900)	(14,600)
Decrease (increase) in:
Receivables	(106,100)	434,800
Prepaid and other current assets	(9,500)	(20,700)
Investments	(154,100)	319,000
Other assets	(143,100)	(120,300)
Increase (decrease) in:
Accounts payable	(74,900)	105,600
Securities sold, not yet purchased	(255,700)	80,100
Accrued liabilities	(2,197,300)	35,800
Deposit liability	22,500	32,900
Loss on contract	123,500	--
Workers compensation benefit liability	(131,800)	(299,300)
Net cash used in operating activities	(4,206,600)	(154,000)

Investing activities:
Reduction (increase) in restricted cash	1,186,500	(80,100)
Net cash provided by (used in) investing activities	1,186,500	(80,100)

Financing activities:
Proceeds from issuance of long-term debt	1,179,700	--
Payments on long-term debt	(63,300)	(54,400)
Preferred stock dividend	(19,100)	(38,200)
Payment on capital lease	(200)	(14,800)
Proceeds from issuance of related party debt	2,474,600	--
Payment on related party debt	(1,575,000)	--
Net cash provided by (used in) financing activities	1,996,700	(107,400)

Net decrease in cash and cash equivalents	(1,023,400)	(341,500)
Cash and cash equivalents- beginning of year	1,030,600	1,196,900
Cash and cash equivalents- end of period	$7,200	$855,400

Supplemental disclosures of cash flow information:
Cash paid for taxes	$--	$--
Cash paid for interest	$440,000	$274,500

See accompanying notes to condensed financial statements.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 2, 2008
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial information instructions to Form 10-Q, and do not include all the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Eaco Corporation (the “Company”) as of July 2, 2008 and the results of operations and cash flows for the interim periods presented, have been made (consisting of normal recurring accruals and reclassifications of assets held for sale to assets held and used). The result of operations for the three months ended July 2, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2008.

The accompanying condensed financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and had negative cash flow from operations for the year ended January 2, 2008, and had a working capital deficit of approximately $1,571,600 at that date.  During the six months ended July 2, 2008, the Company incurred further losses and had a working capital deficit of approximately $1,792,500.  The cash balance at April 2, 2008 is $7,200.

The cash outflows through June 2009 are estimated to total approximately $1,104,400, which will generate an estimated negative cash balance of $1,148,800 in the next twelve months.

The Company currently has estimated equity of $4 to $7 million in its three owned properties, of which $2 million is encumbered by a standby letter of credit to the Florida Self Insurers Guaranty Association (“FSIGA”) as collateral for its workers compensation liability.  The Company has the ability to sell any or all of these properties to fund operations; however, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans.

The Company will require additional funds in order to maintain its current operations.  In the past, short term funds have been provided by Bisco Industries, Inc. (“Bisco”) and the option to continue borrowing from Bisco is available.  The Company’s Chief Executive Officer and Chairman of the Board of Directors, Glen F. Ceiley, is the President and sole shareholder of Bisco.  In the long term, the Company expects any capital requirements to be provided through the sale or refinancing of property currently owned.  Additional sources of financing may include public or private offerings of equity or debt securities. While management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2.  Significant Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, “Business Combinations”, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on the Company’s financial statements.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 2, 2008
(Unaudited)

Note 3.  Investments

Prior to the quarter ended April 2, 2008, investments consisted of trading securities and securities sold, not yet purchased.  The Company holds no such investments at July 2, 2008, as the Company liquidated all of its investment holdings in the quarter ended April 2, 2008.

These securities were carried at fair market value, with unrealized gains and losses reported in the statement of operations as a component of other income (expense).  Gains or losses on securities sold were based on the specific identification method. The results for the quarter ended July 2, 2008 and June 27, 2007 included realized loss from the sale of marketable securities of $0 and $233,000, respectively, and unrealized gain of $0 and $135,000, respectively.  The results for the six months ended July 2, 2008 and June 27, 2007, included realized gain from the sale of marketable securities of $12,500 and loss of $227,000, respectively, and unrealized loss of $447,500 and gain of $23,000, respectively.

A primary investment strategy used by the Company in 2008 and 2007 consisted of the short-selling of securities, which resulted in obligations to purchase securities at a later date.  As of July 2, 2008, the Company had no obligation for these securities sold and not yet purchased compared to $786,500 at January 2, 2008.  The Company recognized net loss on securities sold, not yet purchased of $0 and net losses of $227,000 for the quarters ended July 2, 2008 and June 27, 2007, respectively. The company recognized net gain on securities sold, not yet purchased of $530,800 and net loss of $204,000 for the six months ended July 2, 2008 and June 27, 2007, respectively.

Note 4.    Other Assets

Other assets are summarized as follows:

	July 2, 2008 (unaudited)	January 2, 2008

Leasehold origination costs	$321,300	$318,100
Loan fees	208,800	172,100
Tenant improvements	210,700	210,700
Deferred commissions and fees	212,000	232,500
Deferred rent	320,400	203,100
Other assets	500	10,000
	1,273,700	1,146,500
Less accumulated amortization	(295,400)	(262,400)
	$978,300	$884,400

Amortization expense was $24,900 and $25,000 for the quarters ended July 2, 2008 and June 27, 2007, respectively, and $49,000 and $48,300 for the six months ended July 2, 2008 and June 27, 2007, respectively.

Note 5.    Sublease Contracts and Related Matters

On March 19, 2008, the Company signed a sublease agreement with a third party for the sublease of the Fowler Property, which was vacant at last fiscal year-end.  The Company obtained the landlord’s consent to the sublease during the quarter-ended April 2, 2008, at which time the sublease became effective.  The rental income is $22,500 monthly which escalates at 6% every two years.  The sublease term is for two years with a twelve year renewal option.  The monthly sublease income will be approximately $8,000 less than the monthly lease payments.  The sublease allows for a $100,000 rent credit to be given to the subtenant in order for the subtenant to perform necessary repairs on the property, specifically to replace the roof and air conditioning.  The Company had recorded an accrual for the shortfall between the lease payments and sublease income in the amount of $151,000 in accordance with the Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment.”

On March 21, 2008, the Company entered into an agreement for an option to purchase the Fowler Property from the current landlord for $3.13 million. Upon evaluation of the purchase, the Company transferred its option to purchase the Fowler Property to Glen Ceiley, CEO and Chairman of the Boards, on May 16, 2008.  Due to the Company’s current liquidity, it would have been difficult for the Company to provide the required down payment for the purchase.

As of July 2, 2008, the Company has an accrued loss on sublease contracts of $844,000 consisting of the loss on the Fowler Property of $151,000 and an accrued loss on the Deland Property of $693,000.

Management is continuing to evaluate whether the carrying value of the properties are recoverable and expects to complete their evaluation before the next quarterly filing, and such evaluation may result in further losses.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 2, 2008
(Unaudited)

Note 6.    Accrued Liabilities

Accrued liabilities are summarized as follows:

	July 2, 2008 (unaudited)	January 2, 2008

Property taxes	$--	$15,700
Accrued settlements with broker	--	2,317,700
Legal and accounting	35,300	52,600
Unearned rental revenue	93,600	36,300
Other	59,700	3,300
	$188,600	$2,425,600

Note 7.    Workers’ Compensation Liability

Prior to the Asset Purchase (defined below) the Company self-insured workers’ compensation losses up to certain limits. The liability for workers’ compensation claims represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in current operations. The workers’ compensation benefit liability was $3,670,200 and $3,802,000 at July 2, 2008 and January 2, 2008, respectively.

After the sale of substantially all of the Company’s restaurant assets (the “Asset Sale”) to Banner Buffets, LLC (“Banner”) pursuant to that certain Asset Purchase Agreement dated February 22, 2005, the Company terminated its self-insurance program, and no further claims were incurred after June 29, 2005.

The State of Florida Division of Workers’ Compensation (“the Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the Company’s projected outstanding liability. In compliance with this requirement, in July 2004, the Company provided the Division with a $1 million letter of credit from a bank with an expiration date of May 30, 2008. In May 2008, the letter of credit was renewed for one year with an expiration date of May 30, 2009. Based upon the bank’s evaluation of the Company’s credit and to avoid collateralization requirements, the letter of credit is guaranteed on behalf of the Company by Bisco Industries, Inc. (“Bisco”), an affiliated company.  The Company’s Chief Executive Officer and Chairman of the Board of Directors, Glen F. Ceiley, is the President and sole shareholder of Bisco. In addition, the Company pledged in favor of the Division another $3,139,000 in letters of credit from various banks with expirations in 2008 and 2009. These letters of credit are collateralized by the equity the Company holds in its Sylmar property of $2 million and certificates of deposit totaling $1,158,400.

Note 8.    Related Party Transactions

In January 2008, the Company borrowed, on a short-term basis, $1,824,600 from Bisco to fund operations. The note payable accrues interest monthly at 7.5% per annum and payment of principal and interest matured in June 2008. During June 2008, a two month extension was granted, to revise the note payable maturity date to August 2008.

In May 2008, the Company borrowed, on a short term basis, $550,000 from Bisco to pay for the Horn settlement. The note payable accrues interest monthly at 7.5% per annum and payment of principal and interest matures in October 2008.

In June 2008, the Company borrowed, on a short term basis, $100,000 from Bisco to fund its operations. The note payable accrues interest monthly at 7.5% per annum and principal and interest matures in November 2008. Subsequent to July 2, 2008, the Company borrowed an additional $100,000 from Bisco to fund operations. See discussion in Note 11, Subsequent Events.

During the six months ended July 2, 2008, the Company made a total repayment of $1,575,000 to Bisco. The outstanding balance at the quarter ended July 2, 2008 was $939,300.

The Company’s accounting functions are performed by Bisco’s accounting personnel and independent contract workers pursuant to a lease and facilities agreement. The amounts paid to Bisco were $30,500 and $38,800 for the three months ended July 2, 2008 and June 27, 2007, respectively, and $69,800 and $72,100 for the six month ended July 2, 2008 and June 27, 2007, respectively.

On March 21, 2008, the Company entered into a purchase agreement to purchase the Fowler Property from the current landlord for $3.13 million. Upon evaluation of the purchase, the Company transferred the rights to purchase the Fowler Property to Glen Ceiley, CEO and Chairman of the Boards, on May 16, 2008. See Note 5 Sublease Contracts and Related Matters.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 2, 2008
(Unaudited)

Note 9.    Earnings (Loss) Per Share

The following is a quarterly reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net loss from continuing operations attributable to common shareholders:

	(Unaudited)		(Unaudited)
	Quarters Ended		Six Months Ended
	July 2, 2008	June 27, 2007	July 2, 2008	June 27, 2007

EPS from continuing operations - basic and diluted:
Loss from continuing operations	$(434,800)	$(638,200)	$(896,900)	$(1,202,500)
Less preferred stock dividends	(19,100)	(19,100)	(19,100)	(38,200)

Loss from continuing operations
for basic and diluted
EPS Computation	$(453,900)	$(657,300)	$(916,000)	$(1,240,700)

Weighted average shares outstanding for basic and diluted EPS computation	3,910,264	3,906,800	3,910,264	3,906,800

Loss per common share from continuing operations - basic and diluted	$(0.11)	$(0.17)	$(0.22)	$(0.32)

Note 10.    Commitments and Contingencies

Legal Matters

In connection with the Asset Sale, a broker demanded a commission payment of $3.5 million. The Company filed suit against the broker in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In December 2007, a final judgment was made by the court in favor of the broker for approximately $2,317,000. As a result of the judgment and subsequent settlement agreement (described below) between the Company and the broker, the $400,000 in escrow was returned to the Company in January 2008. On January 22, 2008, the Company and the broker, among others, entered into a written settlement agreement whereby the Company, without admitting liability, agreed to pay the broker the amount of $2.317 million in satisfaction of the final judgment. The settlement amount was paid in January 2008. In March 2008, the court ruled the Company owed an additional $46,200 in reimbursements related to legal costs incurred by the broker.  That amount was paid during the quarter ended April 2, 2008 and is included in discontinued operations in the accompanying condensed statement of operations for the three months ended April 2, 2008.

In August 2005, the Company was sued by another broker who claimed that a commission of $749,000 was payable to him as a result of the Asset Sale. On May 9, 2008, the Company reached a settlement agreement with the broker whereby the Company, without admitting liability, agreed to pay the broker $550,000 which was accrued for as of and for the three months ended April 2, 2008 and included in discontinued operations in the condensed statement of operations. On May 13, 2008, payment of the settlement was made by way of a short term loan from Bisco, see Note 7, Related Party Transactions.  Such amount is included in the amount due to related party at the quarter ended July 2, 2008.

Note 11.    Subsequent Events

Subsequent to July 2, 2008, the Company borrowed an additional $100,000 from Bisco to fund operations.  The note payable accrues interest at 7.5% per annum and is due in January 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

The Company leases its properties to tenants under operating leases with terms of over one year. Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 13, “Accounting for Leases.”

Receivables are carried net of an allowance for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of any tenants to meet their contractual obligations under their lease agreements. We determine the adequacy of this allowance by continually evaluating each tenant’s receivables considering the tenant’s financial condition and security deposits, and current economic conditions. An allowance for uncollectible accounts of approximately $27,400 was determined to be necessary with regards to the outstanding rent amount due the Company from the tenant of one of its stores that has declared bankruptcy. It is unclear whether any of these funds will be collected during the bankruptcy proceedings.

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

Workers’ Compensation Liability

The Company’s policy for estimating its workers’ compensation liability is considered critical. The Company previously self-insured workers’ compensation claims losses up to certain limits. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in current operations. On an annual basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. The Company pursues recovery of certain claims from an insurance carrier. Recoveries, if any, are recognized when realization is reasonably assured.

Deferred Tax Assets

The Company’s policy for recording a valuation allowance against deferred tax assets is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence, such as significant decreases in operations. As a result of the Company’s recent disposal of significant business operations, the Company concluded that a valuation allowance should be recorded against federal and state net operating losses and certain federal and state tax credits. The utilization of these items requires sufficient taxable income.

Loss on Sublease Contracts

The Company’s policy for recording a loss on sublease contracts is to evaluate the costs expected to be incurred under an operating sublease in relation to the anticipated revenue in accordance with FASB Technical Bulletin No. 79-15, “Accounting for Loss on a Sublease not Involving the Disposal of a Segment”; if such costs exceed anticipated revenue on the operating sublease, the Company recognizes a loss equal to the value of the shortfall over the term of the sublease.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, “Business Combinations”, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Use of Estimates

The preparation of the condensed financial statements of the Company requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the Company’s workers’ compensation liability, the depreciable lives of assets, estimated loss on or impairment of long-lived assets and the valuation allowance against deferred tax assets. Actual results could differ from those estimates. For a full description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 2, 2008.

Results of Operations

Comparison of Quarters Ended July 2, 2008 and June 27, 2007

At July 2, 2008, the Company owns two real estate properties for restaurant use, one located in Orange Park, Florida (the “Orange Park Property”) and one in Brooksville, Florida (the “Brooksville Property”). Both of these properties were vacant at the fiscal year end January 2, 2008. A tenant was found for the Brooksville Property with the lease period commencing on January 9, 2008 and expiring in January 2013. The Orange Park Property remains vacant at July 2, 2008.  The Company is obligated for capital leases of two restaurant locations, one located in Tampa, Florida (the “Fowler Property”) and another located in Deland, Florida (the “Deland Property”). The Deland Property is subleased to a restaurant operator whose sublease will expire in February 2017 while the Fowler Property is leased to a subtenant, which lease commenced on April 9, 2008. In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.

The Company experienced an increase of $155,400 or 80% in rental revenue during the second quarter of 2008 compared to the second quarter of 2007, due to having tenants in the Company’s Brooksville, Deland and Fowler Properties for all or most of the second quarter of 2008, while these properties were vacant for all or most of the second quarter of 2007.  The additional rent income was offset by the loss of the tenant in the Company’s Orange Park Property, due to that tenant filing for bankruptcy at the end of 2007.

Depreciation and amortization expenses increased $30,700 or 25% in the second quarter of 2008 compared to the second quarter of 2007, primarily due to the return of two properties, the Fowler Property and the Deland Property, following the Banner bankruptcy. The Fowler Property was returned to the Company in December 2007 and was not depreciated during the second quarter of 2007. The Deland Property was held for sale in the second quarter of 2007 and was not depreciated.

General and administrative expenses consist mainly of rent and related property insurance expense, legal and other professional fees. General and administrative expenses decreased $59,100 or 11% during the second quarter of 2008 as compared to the second quarter of 2007, due mainly to a decrease in legal fees. The Company concluded a major litigation case at the end of fiscal 2007 with a vast amount of the legal work on that case occurring in the second quarter of 2007.  There was no similar case in progress in the second quarter of 2008.

In the quarter ended April 2, 2008, the Company liquidated all of its investment holdings. This resulted in no gain or loss from investments in the second quarter of 2008 versus a loss of $98,600 in the second quarter of 2007.

Interest and other income increased $69,300 or 425% in the second quarter of 2008 versus the second quarter of 2007.  During the quarter ended July 2, 2008, the Company received a reimbursement of $53,000 from the Florida Disability Trust Fund (the “Trust Fund”) related to a worker’s compensation claim against the Company.  No further reimbursements are due relating to any other worker’s compensation cases from the Trust Fund.

Interest expense increased by $148,300 or 137% in the quarter ended July 2, 2008 versus the quarter ended June 27, 2007, mainly due to the refinancing of the Sylmar Property that occurred in the fourth quarter of 2007.  The resulting interest on the higher loan amount was more than the interest paid on the mortgage in the second quarter of 2007.

Net loss was $434,800 in the second quarter of 2008 compared to net loss of $1,017,300 in the second quarter of 2007. Loss per share for the quarter was $0.11 in 2008 compared to $0.26 in 2007. The 2008 second quarter loss was due primarily to legal and professional fees and interest expense due to the refinancing of the Sylmar Property and new mortgage on the Brooksville Property. The loss in the second quarter of 2007 was principally due to investment losses, legal fees and the loss on the purchase commitment from the anticipated sale of the Deland Property.

Comparison of Six Months Ended July 2, 2008 and June 27, 2007

The Company experienced an increase of $220,300 or 51% in rental revenue during the first six months of 2008 compared to the first six months of 2007, due to the subleasing of both the Deland Property and Fowler Property during the first and second quarter of 2008, respectively, exceeding the loss of income from the vacancy of the Orange Park Property.

Depreciation and amortization expenses increased $144,600 or 68% during the first six months of 2008 compared to the first six months of 2007 mainly due to two reasons: first, the Fowler Property reverted back to the Company in December 2007 as a result of the Banner bankruptcy; and second, the Deland Property was classified as held for sale in the second quarter of 2007 and not depreciated.  Both of those properties were depreciated throughout the first six months of 2008.

The results for the first six months of 2008 included realized gains from the sale of marketable securities of $104,400 and unrealized losses of $8,700.  During the first six months of 2007, the Company had unrealized gains from the sale of marketable securities of $142,000 and realized losses of $345,300.

Interest and other income increased $102,500 or 223% due to the reimbursement received by the Company from the Florida Disability Trust Fund related to a worker’s compensation claim against the Company and the receipt of interest in the first quarter of 2008 from the amount held in escrow related to the Lurie broker litigation.

Interest expense increased by $282,100 or 148% during the six months ended July 2, 2008 versus the six months ended June 27, 2007, mainly due to the refinancing of the Sylmar Property that occurred in the fourth quarter of 2007.  The resulting interest on the higher loan amount was more than the interest paid on the mortgage in 2007 prior to the refinancing.

Net loss was $1,493,100 in the first six months of 2008, compared to net loss of $1,625,700 in the first six months of 2007.  Loss per share for the six months was $0.37 cents in 2008 compared to $0.43 in 2007.

Liquidity and Capital Resources

The accompanying condensed financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and had negative cash flow from operations for the year ended January 2, 2008, and had a working capital deficit of approximately $1,571,600 at that date. During the six months ended July 2, 2008, the Company incurred further losses and had a working capital deficit of approximately $1,792,500. The cash balance at April 2, 2008 is $7,200.

The cash outflows through June 2009 are estimated to total approximately $1,104,400, which will generate an estimated negative cash balance of $1,148,800 in the next twelve months.

The Company currently has estimated equity of $4 to $7 million in its three owned properties, of which $2 million is encumbered by a standby letter of credit to the Florida Self Insurers Guaranty Association (“FSIGA”) as collateral for its workers compensation liability. The Company has the ability to sell any or all of these properties to fund operations; however, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans.

The Company will require additional funds in order to maintain its current operations. In the past, short term funds have been provided by Bisco Industries, Inc. (“Bisco”) and the option to continue borrowing from Bisco is available.  The Company’s Chief Executive Officer and Chairman of the Board of Directors, Glen F. Ceiley, is the President and sole shareholder of Bisco. In the long term, the Company expects any capital requirements to be provided through the sale or refinancing of property currently owned. Additional sources of financing may include public or private offerings of equity or debt securities. While management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In the first six months of 2008, the Company received bridge loans from Bisco in the amount of approximately $2,475,000, of which $1,575,000 has been repaid. Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board. The note agreements do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of the note, although the Company has the ability to extend the loans through March 2009.

Subsequent to year end, the Company financed the Brooksville Property, which was purchased in December 2007 with cash proceeds from the refinance of the Sylmar Property. The cash paid for the Brooksville Property was approximately $2,027,000, and the Company financed approximately $1,200,000 during the quarter ended April 2, 2008. Proceeds from the financing were used to pay down the Bisco loan by approximately $1,150,000.

On May 13, 2008, the Company borrowed an additional $550,000 from Bisco to pay the Horn settlement amount. The loan accrues interest at 7.5% per annum and principal and interest is due no later than November 13, 2008.

On June 11, 2008, the Company borrowed an additional $100,000 from Bisco to cover operating cash flow requirements through July 2008. The loan accrued interest at 7.5% per annum and principal and interest is due no later than December 11, 2008.

Substantially all of the Company’s revenues are derived from rental income. Therefore, the Company has not carried significant receivables or inventories and the primary working capital requirements are the repayment of debt, legal expenses and payment on the workers’ compensation liability.

As stated above, at July 2, 2008, the Company had a working capital deficit of $1,792,500 compared to a working capital deficit of $1,571,600 at January 2, 2008. The decrease was due to the payment of the Lurie and Horn litigation settlements and cash outlays for operating expenses, such as legal costs and rents. Cash used in operating activities was $4,206,600 in the six months ended July 2, 2008, compared to cash used in operating activities of $154,000 in the six months ended June 27, 2007.  The increase in cash used in operating activities was primarily due to the payment of the Lurie and Horn litigation settlements.

Cash provided by investing activities was $1,186,500 for the first six months of 2008 versus cash used of $80,100 in the first six months of 2007. During the first quarter of 2008, the Company received $400,000 of previously restricted cash in escrow related to the Lurie litigation. Also, during the first quarter of 2008, the Company liquidated all of its equity holdings, including securities sold, not yet purchased resulting in a further reduction of restricted cash of $786,500. Cash related to these securities sold, not yet purchased was considered restricted as it was required to repurchase the stock. During the first six months of 2007, the Company increased its securities sold, not yet purchased approximately $80,000 from the year ended 2006.

Net cash provided by financing activities was $1,996,800 in the first six months of 2008 due to the proceeds received from the related party loan from Bisco of $2,475,000, offset by the repayment during the six months of $1,575,000. The Company also received proceeds from the financing of the Brooksville Property of $1,179,700 during the quarter ended July 2, 2008.

In connection with the Convertible Preferred Stock owned by the Company’s Chief Executive Officer and Chairman of the Board, Glen Ceiley, dividends are paid quarterly when declared by the Company’s Board of Directors. The Company paid one quarterly dividend in the six months ended July 2, 2008. There were $19,100 of accrued undeclared dividends as of July 2, 2008.

The Company is required to pledge collateral for its Workers’ Compensation Self-Insurance Liability with FSIGA. The Company has a total of $1.37 million pledged collateral.  Bisco provides $1 million of this collateral. As previously mentioned, the Company’s Chief Executive Officer and Chairman of the Board of Directors, Glen F. Ceiley, is the President and sole shareholder of Bisco. During 2007, the Company received a demand from the Florida Division of Workers’ Compensation (the “Division”) to post further collateral in the amount of $2,781,500. The Company pledged the amount by posting a standby letter of credit. The letter of credit is collateralized by a certificate of deposit of $769,500 and the equity the Company holds in the Sylmar Property. The Company may be required to increase this collateral pledge from time to time in the future, based on its workers’ compensation claim experience and various FSIGA requirements for self-insured companies.  Despite the sale of the Company’s restaurants, the workers’ compensation will remain an ongoing liability for the Company until all claims are paid, which will likely take many years.

The Company entered into a loan agreement with GE Capital for the Orange Park Property in 1996. As of July 2, 2008, the outstanding balance due under the Company’s loan with GE Capital was $781,700. In December 2007, the Company refinanced the Sylmar Property with Community Bank. The cash proceeds were used i) to fund the collateral required by the Division for the projected outstanding worker’s compensation liability, ii) for payment on the purchase of the Brooksville Property, and iii) for payment of the Lurie litigation settlement in January 2008. As of July 2, 2008, the outstanding balance due on the Community Bank loan was $5,772,300.  In April 2008, the Company completed financing of the Brooksville Property with Zions Bank. Proceeds of the loan were used to partially repay the related party loan received from Bisco. The weighted average interest rate on the Company’s loans is 6.24%.

The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. Among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital, Community Bank or other lenders to extend financing commitments; repairs or similar expenditures required for existing properties due to weather or acts of God; the Company’s success in selling properties listed for sale; the economic conditions in the new markets into which the Company expands, if any; business conditions, such as inflation or a recession, and growth in the general economy; and other risks identified from time to time in the reports filed by the Company with the Securities and Exchange Commission (the “SEC”), registration statements and public announcements. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are not effective in alerting them to material information regarding the Company’s financial statement and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

At July 2, 2008, management identified a lack of sufficient oversight and review as well as a lack of the appropriate number of resources to ensure the complete and proper application of generally accepted accounting principles related to certain routine accounting transactions. Specifically, this material weakness resulted in errors in the preparation of the Company’s financial statements and related disclosures.

This material weakness, if not remediated, has the potential to cause material misstatements in the future, with regard to routine and complex accounting transactions.

The Company is in the process of developing and implementing remediation plans to address its material weaknesses. Management has identified specific remedial actions to address the material weakness described above:

•
Improve the effectiveness of the accounting group by augmenting the existing Company resources with consultants that have the technical accounting capabilities to assist in the analysis and recording of complex accounting transactions.

•	Improve period-end closing procedures by establishing a monthly hard close process by implementing a process that ensures the timely review and approval of routing and complex accounting estimates.

Our management does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As previously reported, the Company was involved in litigation with Florida Growth Realty, Inc. (“FGR”) involving a claim by FGR for a commission resulting from the Asset Sale. On December 20, 2007, the Duval County Circuit Court entered a final judgment in connection with the litigation in the amount of $2,317,667 with interest accruing at 11% per annum pursuant to Florida law. On January 22, 2008, the Company, Glen Ceiley, individually and as Chairman and CEO of the Company, FGR and Robert Lurie, individually and as President of FGR, entered into a written settlement agreement whereby the Company, without admitting liability, agreed to pay FGR the amount of $2,317,667 in satisfaction of the final judgment and FGR agreed to immediately execute and file with the court the Satisfaction of Judgment.  Also under the settlement agreement, all parties mutually released each other with respect to claims arising out of or relating to the lawsuit except with respect to taxable costs of FGR arising out of the lawsuit.  In March 2008, the court ruled that such costs totaled approximately $46,000, and the Company paid such amount during the first quarter of 2008.

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

3.06
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to Eaco Corporation (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, File No. 000-14311 is incorporated herein by reference.)

3.07
Amendment of Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value. of EACO Corporation. (Exhibit 3.i to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2004, File No. 000-14311 is incorporated herein by reference.)

3.08	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Form 8-A filed with the SEC on March 19, 1997, File No. 000-14311 is incorporated herein by reference.)
3.09
Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, File No. 000-14311 is incorporated herein by reference.)

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: August 15, 2008                                                         /s/ Glen Ceiley
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

3.04
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, File No. 000-14311 is incorporated herein by reference.)

3.05
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004, File No. 000-14311 is incorporated herein by reference.)

3.06
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to Eaco Corporation (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, File No. 000-14311 is incorporated herein by reference.)

3.07
Amendment of Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value. of EACO Corporation. (Exhibit 3.i to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2004, File No. 000-14311 is incorporated herein by reference.)

3.08	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Form 8-A filed with the SEC on March 19, 1997, File No. 000-14311 is incorporated herein by reference.)
3.09
Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, File No. 000-14311 is incorporated herein by reference.)

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.