Form 10-Q
period 2008-10-01
EACO CORP
filed 2008-11-20
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☐     No ☒

As of November 20, 2008
Title of each class	Number of shares outstanding

Common Stock, $.01 par value	3,910,264

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 1, 2008	Sept 26, 2007	Oct 1, 2008	Sept 26, 2007

Revenues:
Rental Revenue	$373,800	$262,700	$1,022,200	$696,400
Total Revenues	373,800	262,700	1,022,200	696,400

Cost and Expenses:
Depreciation and amortization	181,100	120,800	537,900	371,800
General and administrative expenses	456,400	413,100	1,416,300	1,315,400
Loss on property purchase commitment	--	--	--	238,000
Loss on disposition of equipment	--	--	--	226,100
Total costs and expenses	637,500	533,900	1,954,200	2,151,300
Loss from operations	(263,700)	(271,200)	(932,000)	(1,454,900)

Investment gain (loss)	--	69,400	95,700	(133,900)
Interest and other income	30,900	13,800	179,300	59,700
Interest expense	(227,300)	(101,100)	(700,000)	(385,200)
Loss from continuing operations	(460,100)	(289,100)	(1,357,000)	(1,914,300)

Discontinued operations:
Loss from discontinued operations, net of income tax	--	--	(596,200)	--

Net loss	(460,100)	(289,100)	(1,953,200)	(1,914,300)

Undeclared cumulative preferred stock dividend	(19,100)	(19,100)	(38,200)	(57,300)

Net loss attributable to common shareholders	(479,200)	(308,200)	(1,991,400)	(1,971,600)

Basic and diluted loss per share continuing operations	$(0.12)	$(0.08)	$(0.35)	$(0.50)
Discontinued operations	(0.00)	(0.00)	(0.15)	(0.00)
Net loss	$(0.12)	$(0.08)	$(0.50)	$(0.50)

Basic and diluted weighted average common shares outstanding	3,910,264	3,906,800	3,910,264	3,906,800

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Balance Sheets

	Oct 1, 2008 (Unaudited)	January 2, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$178,100	$1,030,600
Restricted cash - short-term	--	1,186,500
Receivables, net	56,500	6,500
Prepaid and other current assets	56,200	145,500
Total current assets	290,800	2,369,100

Investments, trading	--	290,700
Certificate of deposit	1,155,200	1,148,500

Property and equipment:
Land	5,682,800	5,682,800
Building and improvements	7,896,600	7,896,600
Equipment	2,398,900	2,398,900
	15,978,300	15,978,300
Accumulated depreciation	(3,136,600)	(2,672,700)
Net property and equipment	12,841,700	13,305,600

Other assets, principally deferred charges, net of accumulated amortization	973,900	884,400
	$15,261,600	$17,998,300

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$461,100	$341,200
Securities sold, not yet purchased	--	786,500
Accrued expenses	262,000	2,425,600
Due to related party	1,290,600	--
Current portion of workers compensation benefit liability	265,600	132,100
Current portion of long-term debt	220,100	173,500
Current portion of obligation under capital lease	6,800	700
Current portion of accrued loss on sublease contract	178,900	81,100
Total current liabilities	2,685,100	3,940,700

Deferred rent	48,200	120,000
Deposit liability	179,400	156,900
Workers compensation benefit liability	3,222,000	3,669,900
Long-term debt	7,490,500	6,473,100
Obligations under capital lease	2,871,600	2,877,900
Accrued loss on sublease contracts	636,400	639,800
Total liabilities	17,133,200	17,878,300

Shareholders' equity (deficit):
Preferred stock of $0.01 par; authorized 10,000,000 shares;
issued and outstanding 36,000 shares at October 1, 2008 and January 2, 2008 (liquidation value $900,000)	400	400
Common stock of $.01 par; authorized 8,000,000 shares;
outstanding 3,910,264 shares at October 1, 2008 and January 2, 2008	39,000	39,000
Additional paid-in capital	10,932,300	10,932,300
Accumulated deficit	(12,843,300)	(10,851,700)
Total shareholders' equity (deficit)	(1,871,600)	120,000
	$15,261,600	$17,998,300

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Statements of Cash Flows

	(Unaudited)
	Nine Months Ended
	Oct 1, 2008	Sept 26, 2007

Operating activities:
Net loss	$(1,953,200)	$(1,914,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537,900	339,700
Net (gain) loss on investments	(95,700)	133,900
Loss on purchase commitment	--	238,000
Loss on disposal of equipment	--	226,100
Bad debt expense	178,000	--
Amortization of loan fees and origination costs	--	32,100
Amortization of below market leases	--	(72,400)
Amortization of other assets	(95,800)	--
Amortization of loss on contract	(94,500)	--
Decrease (increase) in:
Receivables	(228,200)	436,300
Prepaid and other current assets	89,300	29,700
Investments	(151,100)	733,900
Other assets	(163,500)	(127,900)
Increase (decrease) in:
Accounts payable	119,900	19,500
Securities sold, not yet purchased	(255,700)	(813,800)
Accrued expenses	(2,102,600)	69,800
Deposit liability	22,500	34,400
Loss on contract	188,900	--
Deferred rent	24,000	33,900
Workers compensation benefit liability	(314,400)	(382,000)
Net cash used in operating activities	(4,294,200)	(983,100)

Investing activities:
Restricted cash	1,186,500	644,600
Purchase of property and equipment	--	(9,100)
Net cash provided by investing activities	1,186,500	635,500

Financing activities:
Proceeds from issuance of long-term debt	1,179,700	--
Payments on long-term debt	(115,700)	(80,800)
Preferred stock dividend	(38,200)	(57,300)
Payment on capital lease	(200)	(5,700)
Proceeds from issuance of related party debt	2,804,600	--
Payment on related party debt	(1,575,000)	--
Net cash provided by (used in) financing activities	2,255,200	(143,800)

Net decrease in cash and cash equivalents	(852,500)	(491,400)
Cash and cash equivalents – beginning of year	1,030,600	1,196,900
Cash and cash equivalents - end of period	$178,100	$705,500

Supplemental disclosures of cash flow information:
Cash paid during the nine months for interest	$581,600	$366,500

See accompanying notes to condensed financial statements.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
October 1, 2008
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial information instructions to Form 10-Q, and do not include all the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Eaco Corporation (the “Company”) as of October 1, 2008 and the results of operations and cash flows for the interim periods presented, have been made (consisting of normal recurring accruals and reclassifications of assets held for sale to assets held and used). The results of operations for the three and nine months ended October 1, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2008 filed on April 4, 2008.

The accompanying condensed financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and had negative cash flow from operations for the year ended January 2, 2008, and had a working capital deficit of $1,571,600 at that date.  During the nine months ended October 1, 2008, the Company incurred further losses and had a working capital deficit of $2,394,300.  The cash balance at October 1, 2008 is $178,100.

The cash outflows through September 2009 are estimated to total $1,262,400, which will generate an estimated negative cash balance of $1,084,300 in the next twelve months.

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

The accompanying fiscal financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2.    Significant Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R). SFAS No. 141R retains the fundamental requirements in SFAS No. 141, “Business Combinations”, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141R. In addition, SFAS No. 141R requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141R to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a significant impact on the Company’s condensed financial statements.

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

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
October 1, 2008
(Unaudited)

Note 3.    Investments

Prior to the quarter ended April 2, 2008, investments consisted of trading securities and securities sold, not yet purchased.  The Company holds no such investments at October 1, 2008, as the Company liquidated all of its investment holdings in the quarter ended April 2, 2008.

These securities were carried at fair market value, with unrealized and realized gains and losses reported in the statement of operations as a component of other income (expense).  Gains or losses on securities sold were based on the specific identification method. The results for the quarter ended October 1, 2008 and September 26, 2007 included realized loss from the sale of marketable securities of $0 and $106,400, respectively, and unrealized gain of $0 and $175,800, respectively.  The results for the nine months ended October 1, 2008 and September 26, 2007, included realized gain from the sale of marketable securities of $12,500 and loss of $333,100, respectively, and unrealized loss of $447,500 and gain of $199,200, respectively.

A primary investment strategy used by the Company in 2008 and 2007 consisted of the short-selling of securities, which resulted in obligations to purchase securities at a later date.  As of October 1, 2008, the Company had no obligation for these securities sold and not yet purchased compared to $786,500 at January 2, 2008.  The Company recognized net gains on securities sold, not yet purchased of $0 and of $123,400 for the quarters ended October 1, 2008 and September 26, 2007, respectively. The Company recognized net gain on securities sold, not yet purchased of $530,700 and net loss of $140,200 for the nine months ended October 1, 2008 and September 26, 2007, respectively.

Note 4.    Other Assets

Other assets are summarized as follows:

	October 1, 2008 (unaudited)	January 2, 2008
Leasehold origination costs	$321,300	$318,100
Loan fees	233,200	172,100
Tenant improvements	210,700	210,700
Deferred commissions and fees	205,500	232,500
Deferred rent	347,500	203,100
Other assets	500	10,000
	1,318,700	1,146,500
Less accumulated amortization	(344,800)	(262,100)
	$973,900	$884,400

Amortization expense was $24,900 and $23,000 for the quarters ended October 1, 2008 and September 26, 2007, respectively, and $95,800 and $75,000 for the nine months ended October 1, 2008 and September 26, 2007, respectively.

Note 5.    Sublease Contracts and Related Matters

,In July 2007, the Company signed a sublease agreement with a third party for the sublease of the Deland Property.  The rental income is $16,600 monthly which escalates at 6% every two years.  The sublease term is for five years with two five year renewal options.  The monthly sublease income will be approximately $7,000 less than the monthly lease payments.  The Company had recorded an accrual for the shortfall between the lease payments and sublease income in the amount of $720,900 in accordance with the FASB Technical Bulletin No. 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment” (“FTB 79-15”)

In March 2008, the Company signed a sublease agreement with a third party for the sublease of the Fowler Property, which was vacant at last fiscal year-end.  The Company obtained the landlord’s consent to the sublease during the quarter ended April 2, 2008, at which time the sublease became effective.  The rental income is $22,500 monthly which escalates at 6% every two years.  The sublease term is for two years with a twelve year renewal option.  The monthly sublease income will be approximately $8,000 less than the monthly lease payments.  The sublease allows for a $100,000 rent credit to be given to the subtenant in order for the subtenant to perform necessary repairs on the property, specifically to replace the roof and air conditioning, of which the roof was completed in October 2008.  The Company had recorded an accrual for the shortfall between the lease payments and sublease income in the amount of $151,000 in accordance with the FTB 79-15.

On March 21, 2008, the Company entered into an agreement for an option to purchase the Fowler Property from the current landlord for $3.13 million. Upon evaluation of the purchase, the Company transferred its option to purchase the Fowler Property to Glen Ceiley, the Company’s CEO and Chairman of the Board, on May 16, 2008.  Due to the Company’s current liquidity, it would have been difficult for the Company to provide the required down payment for the purchase.

As of October 1, 2008, the Company accrued losses on sublease contracts of $815,300 consisting of the estimated loss on the Fowler Property of $136,200 and an accrued loss on the Deland Property of $679,100.

During the third quarter of 2008, the Company performed an impairment analysis on the Deland and Fowler properties. Upon review, the Company deemed that it did not have sufficient information to determine whether an impairment existed as of October 1, 2008.  The Company continues to collect more relevant market data and monitor Deland and Fowler.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
October 1, 2008
(Unaudited)

Note 6.    Accrued Liabilities

Accrued liabilities are summarized as follows:

	October 1, 2008 (unaudited)	January 2, 2008
Property taxes	$--	$15,700
Accrued settlements with broker	--	2,317,700
Legal and accounting	33,000	52,600
Unearned rental revenue	71,500	36,300
Bank overdraft	134,400	--
Other	23,000	3,300
	$261,900	$2,425,600

Note 7.    Workers’ Compensation Liability

Prior to the Asset Sale (defined below) the Company self-insured workers’ compensation losses up to certain limits.  The liability for workers’ compensation claims represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in current operations.  The workers’ compensation benefit liability was $3,487,600 and $3,802,000 at October 1, 2008 and January 2, 2008, respectively.

After the sale of substantially all of the Company’s restaurant assets (the “Asset Sale”) to Banner Buffets, LLC (“Banner”) pursuant to that certain Asset Purchase Agreement dated February 22, 2005, the Company terminated its self-insurance program, and no further claims were incurred after June 29, 2005.

The State of Florida Division of Workers’ Compensation (“the Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the Company’s projected outstanding liability.  In compliance with this requirement, in July 2004, the Company provided the Division with a $1 million letter of credit from a bank with an expiration date of May 30, 2008. In May 2008, the letter of credit was renewed for one year with an expiration date of May 30, 2009.  Based upon the bank’s evaluation of the Company’s credit and to avoid collateralization requirements, the letter of credit is guaranteed on behalf of the Company by Bisco Industries, Inc. In addition, the Company pledged in favor of the Division another $3,139,000 in letters of credit from various banks with expirations in 2008 and 2009. These letters of credit are collateralized by the equity the Company holds in its Sylmar property of $2 million and certificates of deposit totaling $1,155,200.

Note 8.    Related Party Transactions

In January 2008, the Company borrowed, on a short-term basis, $1,824,600 from Bisco to fund operations.  The note payable accrues interest monthly at 7.5% per annum and payment of principal and interest matured in June 2008. During June 2008, a two month extension was granted, to revise the note payable maturity date to August 2008.  During August 2008, four month extensions were granted to revise the note payable maturing date to December 2008.

In May 2008, the Company borrowed, on a short term basis, $550,000 from Bisco to pay for the Horn settlement. The note payable accrues interest monthly at 7.5% per annum and payment of principal and interest matures in October 2008.  During October 2008, a two month extension was granted to revise the note payable maturity date to December 2008.

In June 2008, the Company borrowed, on a short term basis, $100,000 from Bisco to fund its operations.  The note payable accrues interest monthly at 7.5% per annum and principal and interest matures in November 2008.

In July 2008, the Company borrowed, on a short term basis, $230,000 from Bisco to fund its operations.  The notes payable accrue interest monthly at 7.5% per annum and principal and interest mature in January 2009.

In September 2008, the Company borrowed, on a short term basis, $100,000 from Bisco to fund its operations.  The note payable accrues interest monthly at 7.5% per annum and principal and interest mature in March 2009.

Subsequent to October 1, 2008, the Company borrowed an additional $50,000 from Bisco to fund operations.  See discussion in Note 11, Subsequent Events.

During the nine months ended October 1, 2008, the Company made a total repayment of $1,575,000 to Bisco. During the three months ended October 1, 2008, the Company made no repayments to Bisco.  The outstanding balance at the quarter ended October 1, 2008 was $1,290,600.

The Company’s accounting functions are performed by Bisco’s accounting personnel and independent contract workers pursuant to a lease and facilities agreement. The amounts paid to Bisco were $13,900 and $44,700 for the three months ended October 1, 2008 and September 26, 2007, respectively, and $83,800 and $93,500 for the nine months ended October 1, 2008 and September 26, 2007, respectively.

On March 21, 2008, the Company entered into a purchase agreement to purchase the Fowler Property from the current landlord for $3.13 million. Upon evaluation of the purchase, the Company transferred the rights to purchase the Fowler Property to Glen Ceiley, CEO and Chairman of the Board, on May 16, 2008.   See Note 5 Sublease Contracts and Related Matters.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
October 1, 2008
(Unaudited)

Note 9.    Earnings (Loss) Per Share

The following is a quarterly reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net loss from continuing operations attributable to common shareholders:

	(Unaudited)		(Unaudited)
	Quarters Ended		Nine Months Ended
	October 1, 2008	September 26, 2007	October 1, 2008	September 26, 2007

EPS from continuing operations – basic and diluted:
Loss from continuing operations	$(460,100)	$(289,100)	$(1,953,200)	$(1,914,300)
Less preferred stock dividends	(19,100)	(19,100)	(38,200)	(57,300)

Loss from continuing operations
for basic and diluted
EPS Computation	$(479,200)	$(308,200)	$(1,991,400)	$(1,971,600)

Weighted average shares outstanding for basic and diluted EPS computation	3,910,264	3,906,800	3,910,264	3,906,800

Loss per common share from continuing operations - basic and diluted	$(0.12)	$(0.08)	$(0.50)	$(0.50)

Note 10.    Commitments and Contingencies

Legal Matters

The following matters related to the discontinued restaurant operations of the Company which were sold in July 2005:

In connection with the Asset Sale, a broker demanded a commission payment of $3.5 million.  The Company filed suit against the broker in an effort to expedite a resolution of the claim.  The Company agreed to place $400,000 in escrow in connection with the lawsuit.  In December 2007, a final judgment was made by the court in favor of the broker for approximately $2,317,000.  As a result of the judgment and subsequent settlement agreement (described below) between the Company and the broker, the $400,000 in escrow was returned to the Company in January 2008. On January 22, 2008, the Company and the broker, among others, entered into a written settlement agreement whereby the Company, without admitting liability, agreed to pay the broker the amount of $2.317 million in satisfaction of the final judgment.  The settlement amount was paid in January 2008.  In March 2008, the court ruled the Company owed an additional $46,200 in reimbursements related to legal costs incurred by the broker.  That amount was paid during the quarter ended April 2, 2008 and is included in discontinued operations in the accompanying condensed statement of operations for the nine months ended October 1, 2008.

In August 2005, the Company was sued by another broker who claimed that a commission of $749,000 was payable to him as a result of the Asset Sale.  On May 9, 2008, the Company reached a settlement agreement with the broker whereby the Company, without admitting liability, agreed to pay the broker $550,000 which was accrued for as of April 2, 2008 and included in discontinued operations in the condensed statement of operations. On May 13, 2008, payment of the settlement was made by way of a short term loan from Bisco, see Note 8, Related Party Transactions.  Such amount is included in the amount due to related party at the quarter ended October 1, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by management in forward-looking statements.

Such differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Critical Accounting Policies

Revenue Recognition

The Company leases its properties to tenants under operating leases with terms of over one year.  Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with  SFAS No. 13, “Accounting for Leases.”

Receivables are carried net of an allowance for uncollectible receivables.  An allowance is maintained for estimated losses resulting from the inability of any tenants to meet their contractual obligations under their lease agreements.  We determine the adequacy of this allowance by continually evaluating each tenant’s receivables considering the tenant’s financial condition and security deposits, and current economic conditions.  An allowance for uncollectible accounts of approximately $256,500 was determined to be necessary with regards to the outstanding rent amount due the Company from the tenant of one of its stores that has declared bankruptcy.  It is unclear whether any of these funds will be collected during the bankruptcy proceedings.

Concentration Risk

During the nine months ended October 1, 2008 and September 26, 2007, three tenants each represent more than 10% of total rental revenues. The tenant(s) balance of approximately $135,200 represented approximately 43% of the total rental receivables. $38,100 was collected subsequent to October 1, 2008 and $97,100 has been accounted for as bad debt.

Long Lived Assets

The Company’s accounting policy for the recognition of impairment losses on long-lived assets is considered critical.  The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the purpose of the impairment review, assets are tested on an individual basis.  The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such asset.  If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceeds the fair value. There were no impairment losses recorded during the quarter ended October 1, 2008.

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

Loss on Sublease Contracts

The Company’s policy for recording a loss on sublease contracts is to evaluate the costs expected to be incurred under an operating sublease in relation to the anticipated revenue in accordance with FASB Technical Bulletin “Accounting for Loss on a Sublease not Involving the Disposal of a Segment” 79-15, Section L-10; if such costs exceed anticipated revenue on the operating sublease, the Company recognizes a loss equal to the value of the shortfall over the term of the sublease.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company accounts for the results of operations of a component of an entity that has been disposed or that meets all of the “held for sale” criteria, as discontinued operations, if the component’s operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The “held for sale” classification requires having the appropriate approvals by our management, Board of Directors and shareholders, as applicable, and meeting other criteria. When all of these criteria are met, the component is then classified as “held for sale” and its operations are reported as discontinued operations.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”) SFAS No. 141R retains the fundamental requirements in SFAS No. 141, “Business Combinations”, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141R. In addition, SFAS No. 141R requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141R to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a significant impact on the Company’s condensed financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on the Company’s condensed financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Use of Estimates

The preparation of the condensed financial statements of the Company requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the Company’s workers’ compensation liability, the depreciable lives of assets, estimated loss on or impairment of long-lived assets and the valuation allowance against deferred tax assets. Actual results could differ from those estimates. For a full description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 2, 2008 as filed on April 4, 2008.

Results of Operations

Comparison of Quarters Ended October 1, 2008 and September 26, 2007

At October 1, 2008, the Company owns two real estate properties for restaurant use, one located in Orange Park, Florida (the “Orange Park Property”) and one in Brooksville, Florida (the “Brooksville Property”).  Both of these properties were vacant at the fiscal year ended January 2, 2008.  A tenant was found for the Brooksville Property with the lease period commencing on January 9, 2008 and expiring in January 2013.  The Orange Park Property remains vacant at October 1, 2008.  The Company is obligated for capital leases of two restaurant locations, one located in Tampa, Florida (the “Fowler Property”) and another located in Deland, Florida (the “Deland Property”).  The Deland Property is subleased to a restaurant operator whose sublease will expire in February 2017 while the Fowler Property is leased to a subtenant, which commenced on April 9, 2008.  In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.

The Company experienced an increase of $111,100 or 42% in rental revenue during the third quarter of 2008 compared to the third quarter of 2007, due to having tenants in the Company’s Brooksville, Deland and Fowler Properties for all or most of the third quarter of 2008, while these properties were vacant for all or most of the third quarter of 2007.  The additional rent income was offset by the loss of the tenant in the Company’s Orange Park Property, due to that tenant filing for bankruptcy at the end of 2007.

Depreciation and amortization expenses increased $60,300 or 50% in the third quarter of 2008 compared to the third quarter of 2007, primarily due to the return of the Fowler Property following the Banner bankruptcy.  The Fowler Property was returned to the Company in December 2007 and was not depreciated during the third quarter of 2007.

General and administrative expenses consist mainly of rent and related property insurance expense, legal and other professional fees. General and administrative expenses increased $43,300 or 10% during the third quarter of 2008 as compared to the third quarter of 2007, due mainly to a decrease in legal fees.  The Company concluded a major litigation case at the end of fiscal 2007 with a vast amount of the legal work on that case occurring in the third quarter of 2007.  There was no similar case in progress in the third quarter of 2008.  This was offset by two items.  First, the return of the Fowler Property in December 2007 increased rents in the third quarter of 2008 as compared to the third quarter of 2007 which contained no rent to that property.  Second, bad debt expense increased in the third quarter of 2008 compared to the third quarter of 2007 due to tenants at two properties, the Deland Property and the Fowler Property, being several months behind on their respective rents.

In the quarter ended April 2, 2008, the Company liquidated all of its investment holdings.  This resulted in no gain or loss from investments in the third quarter of 2008 versus a gain of $69,400 in the third quarter of 2007.

Interest expense increased by $126,200 or 124% in the quarter ended October 1, 2008 versus the quarter ended September 26, 2007, mainly due to the refinancing of the Sylmar Property that occurred in the fourth quarter of 2007.  The resulting interest on the higher loan amount was more than the interest paid on the mortgage in the third quarter of 2007.

Net loss was $460,100 in the three months ended October 1, 2008 compared to net loss of $289,100 in the three months ended September 26, 2007.  Loss per share for the quarter was $0.11 in 2008 compared to $0.08 in 2007. The 2008 third quarter loss was due primarily to bad debt and interest expense due to the refinancing of the Sylmar Property and new mortgage on the Brooksville Property.  The loss in the third quarter of 2007 was principally due to investment losses, legal fees and the loss on the purchase commitment from the anticipated sale of the Deland Property.

Comparison of Nine Months Ended October 1, 2008 and September 26, 2007

The Company experienced an increase of $325,800 or 46% in rental revenue during the first nine months of 2008 compared to the first nine months of 2007, due to the subleasing of both the Deland Property and Fowler Property during the first and second quarter of 2008, respectively, exceeding the loss of income from the vacancy of the Orange Park Property.

Depreciation and amortization expenses increased $166,100 or 44% during the first nine months of 2008 compared to the first nine months of 2007 mainly due to the Fowler Property reverting back to the Company in December 2007 as a result of the Banner bankruptcy.  This property was depreciated throughout the first nine months of 2008.

The results for the first nine months of 2008 included realized gains from the sale of marketable securities of $104,400 and unrealized losses of $8,700.  During the first nine months of 2007, the Company had unrealized gains from the sale of marketable securities of $199,200 and realized losses of $333,100.

Interest and other income increased $119,600 or 200% due to the reimbursement received by the Company from the Florida Disability Trust Fund related to a worker’s compensation claim against the Company and the receipt of interest in the first quarter of 2008 from the amount held in escrow related to the Lurie broker litigation.

Interest expense increased by $314,800 or 81% during the nine months ended October 1, 2008 versus the nine months ended September 26, 2007, mainly due to the refinancing of the Sylmar Property that occurred in the fourth quarter of 2007.  The resulting interest on the higher loan amount was more than the interest paid on the mortgage in 2007 prior to the refinancing.

Net loss was $1,953,200 in the first nine months of 2008, compared to net loss of $1,914,300 in the first nine months of 2007.  Loss per share for the nine months was $0.49 cents in 2008 compared to $0.50 in 2007.

Liquidity and Capital Resources

The accompanying condensed financial statements of the Company have been prepared assuming that the Company will continue as a going concern.  The Company incurred significant losses and had negative cash flow from operations for the year ended January 2, 2008, and had a working capital deficit of $1,571,600 at that date.  During the nine months ended October 1, 2008, the Company incurred further losses and had a working capital deficit of $2,394,300.  The cash balance at October 1, 2008 is $178,100.

The cash outflows through September 2009 are estimated to total approximately $1,262,400, which will generate an estimated negative cash balance of $1,084,300 in the next twelve months.

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

The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In the first nine months of 2008, the Company received bridge loans from Bisco approximating $2,800,000, of which $1,575,000 has been repaid.  Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board. The note agreements do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of the note, although the Company has the ability to extend the loans through April 2009.

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

In July 2008, the Company borrowed, on a short term basis, $230,000 from Bisco to fund its operations.  The notes payable accrue interest monthly at 7.5% per annum and principal and interest mature in January 2009.

In September 2008, the Company borrowed, on a short term basis, $100,000 from Bisco to fund its operations.  The note payable accrues interest monthly at 7.5% per annum and principal and interest mature in March 2009.

Substantially all of the Company’s revenues are derived from rental income.  Therefore, the Company has not carried significant receivables or inventories and the primary working capital requirements are the repayment of debt, legal expenses and payment on the workers’ compensation liability.

As stated above, at October 1, 2008, the Company had a working capital deficit of $2,394,300 compared to a working capital deficit of $1,571,600 at January 2, 2008.  The increase was due to the borrowing required to pay the Lurie and Horn litigation settlements and cash outlays for operating expenses, such as legal costs and rents.  Cash used in operating activities was $4,294,200 in the nine months ended October 1, 2008, compared to cash used in operating activities of $983,100 in the nine months ended September 26, 2007.  The increase in cash used in operating activities was primarily due to the payment of the Lurie and Horn litigation settlements.

Cash provided by investing activities was $1,186,500 for the first nine months of 2008 versus cash provided of $635,500 in the first nine months of 2007.  During the first quarter of 2008, the Company received $400,000 of previously restricted cash in escrow related to the Lurie litigation.  Also, during the first quarter of 2008, the Company liquidated all of its equity holdings, including securities sold, not yet purchased resulting in a further reduction of restricted cash of $786,500.  Cash related to these securities sold, not yet purchased was considered restricted as it was required to repurchase the stock.  During the first nine months of 2007, the Company decreased its securities sold, not yet purchased by $644,600 from the year ended 2006.

Net cash provided by financing activities was $2,255,200 in the first nine months of 2008 due to the proceeds received from the related party loan from Bisco of $2,804,600, offset by the repayment during the six months of $1,575,000.  The Company also received proceeds from the financing of the Brooksville Property of $1,179,700 during the quarter ended July 2, 2008.

In connection with the Convertible Preferred Stock owned by the Company’s Chief Executive Officer and Chairman of the Board, Glen Ceiley, dividends are paid quarterly when declared by the Company’s Board of Directors.  The Company paid one quarterly dividend in the nine months ended October 1, 2008.  There were $38,200 of accrued undeclared dividends as of October 1, 2008.

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

The Company entered into a loan agreement with GE Capital for the Orange Park Property in 1996.  As of October 1, 2008, the outstanding balance due under the Company’s loan with GE Capital was $765,200.  In December 2007, the Company refinanced the Sylmar Property with Community Bank.  The cash proceeds were used i) to fund the collateral required by the Division for the projected outstanding worker’s compensation liability, ii) for payment on the purchase of the Brooksville Property, and iii) for payment of the Lurie litigation settlement in January 2008.   As of October 1, 2008, the outstanding balance due on the Community Bank loan was $5,741,700.  In April 2008, the Company completed financing of the Brooksville Property with Zions Bank.  Proceeds of the loan were used to partially repay the related party loan received from Bisco.  The weighted average interest rate on the Company’s loans is 6.24%.  As of October 1, 2008, the outstanding balance due on the Zions Bank loan was $1,203,700.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures, except for the land leases on the restaurant properties treated as operating leases.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and previously by entering into leases.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that some are recorded as liabilities in the balance sheet while others are required to be disclosed in the Notes to the condensed financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2008 as filed on April 4, 2008.

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

At October 1, 2008, management identified a lack of sufficient oversight and review as well as a lack of the appropriate number of resources to ensure the complete and proper application of generally accepted accounting principles related to certain routine accounting transactions.  Specifically, this material weakness resulted in errors in the preparation of the Company’s condensed financial statements and related disclosures.

This material weakness, if not remediated, has the potential to cause material misstatements in the future, with regard to routine and complex accounting transactions.

The Company is in the process of developing and implementing remediation plans to address its material weaknesses. Management has identified specific remedial actions to address the material weakness described above:

●
Improve the effectiveness of the accounting group by continuing to augment existing Company resources with consultants that have the technical accounting capabilities to assist in the analysis and recording of complex accounting transactions.

●	Improve period-end closing procedures by establishing a monthly hard close process by implementing a process that ensures the timely review and approval of routine and complex accounting estimates.

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

As previously disclosed in the Company’s reports filed with the SEC, effective April 2006, the accounting functions for the Company are performed by Bisco’s accounting personnel and independent contract workers pursuant to a lease and facilities agreement. Bisco is an affiliated company owned and controlled by Glen Ceiley, the Company’s Chairman and Chief Executive Officer.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of the Company’s management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

Item 1A.  Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

 On July 21, 2008, the Company held an annual meeting of the shareholders of its common stock to vote on the reelection of four persons to the Company’s Board of Directors: Stephen Catanzaro, Glen F. Ceiley, Jr., Jay Conzen and William L. Means.

All of the directors up for reelection at the annual meeting were elected to serve a term of one year, expiring at the annual meeting in the year 2009.  The following table sets forth the votes for and votes withheld with respect to the reelection of the directors.

DIRECTOR NOMINEE	VOTES FOR	VOTES WITHHELD
Stephen Catanzaro	2,563,039	1,347,225
Glen F. Ceiley, Jr.	2,563,039	1,347,225
Jay Conzen	2,563,039	1,347,225
William L. Means	2,563,039	1,347,225

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

Date: November 20, 2008                                     /s/ Glen Ceiley
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