Form 10-K
period 2008-12-31
EACO CORP
filed 2009-04-02
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the Company’s Common Stock (based upon the average bid and asked price of the Company’s Common Stock on July 2, 2008,) held by non-affiliates of the Company was approximately $202,100.

As of March 31, 2009, 3,910,264 shares of Common Stock of the Company were outstanding.

Documents Incorporated by Reference

Portions of the Company’s 2008 Annual Report to Shareholders are incorporated by reference into Part II of this Annual Report on Form 10-K.

PART I

Item 1.  Business

Overview

EACO Corporation (the “Company”) was incorporated under the laws of the State of Florida in September 1985. In 1986, the Company completed its initial public offering of 900,000 shares of its common stock, par value $.01 per share (“Common Stock”), resulting in net proceeds to the Company of approximately $4,145,000.

In April 1986, the Company issued 853,200 shares of Common Stock in exchange for the assets and liabilities of six limited partnerships, each of which owned and operated a restaurant pursuant to a franchise agreement with Ryan’s®, and issued 1,134,000 shares of Common Stock to Eddie L. Ervin, Jr., in consideration for Mr. Ervin assigning to the Company all of his rights under such franchise agreement. In 2005, the Company sold all of its operating restaurants in the Asset Sale (defined below) and, as a result, the Company’s remaining operations consist mainly of managing rental properties.

The Company moved its corporate office in March 2006 from Florida to Anaheim, California in order to reduce overhead by reducing the Corporate facility space.

Operations

Through June 2005, the Company’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, the Company sold all of its operating restaurants (the “Asset Sale”) to Banner Buffets LLC (“Banner”), including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations.  The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005.  The restaurant operations and related contingencies are presented as discontinued operations in the accompanying financial statements.  Banner declared bankruptcy and this resulted in certain leased properties reverting back to the Company.  The Company’s remaining operations consist mainly of managing rental properties it owns and leases in Florida and California.

At December 31, 2008, the Company owns two restaurant properties, one located in Orange Park, Florida (the Orange Park Property) and one in Brooksville, Florida (the Brooksville Property).   The Orange Park Property was vacant at fiscal year end, while the Brooksville Property was leased out to a tenant under a lease which commenced on January 9, 2008.  The Company is obligated for leases of two restaurant locations, one located in Tampa, Florida (the Fowler Property) and another located in Deland, Florida (the Deland Property).  The Deland Property was subleased to a restaurant operator while the Fowler Property was subleased to an entertainment company at year end.   Subsequent to year end, both of these subtenants were evicted.   In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the Sylmar Property) with two industrial tenants.

See the section titled “Liquidity and Capital Resources” of the 2008 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the Company’s current condition.

The Company’s revenue consists of a single segment:  rental properties.  During 2008, the Company had four tenants that accounted for approximately 89% of the Company’s rental revenue.  The tenants, and their related percentage contribution to revenue, are summarized below:

Tenant	Percentage of Revenue

NES Rentals	43%
Boeing Corporation	24%
International Buffet	12%
China Super Buffet	10%

The Company continues to investigate various potential strategies for its future business plan.  As of the date of this report, there are no pending acquisitions and there is no defined timeline as to when an acquisition or investment might take place.

Employees

As of December 31, 2008, the Company has no employees.  The daily operations of the Company are maintained by an affiliated company, Bisco Industries (“Bisco”), which is wholly-owned and controlled by the Company’s Chairman and Chief Executive Officer, Glen F. Ceiley.  Oversight of the Company is maintained by Bisco’s steering committee comprised of Mr. Ceiley along with executives from Bisco.

Government Regulation

The Company believes that it is in substantial compliance with all applicable federal, state and local statutes, regulations and ordinances including those related to protection of the environment and that compliance has had no material effect on the Company's capital expenditures, earnings or competitive position, nor is such compliance expected to have a material adverse effect upon the Company's operations. The Company, however, cannot predict the impact of possible future legislation or regulation on its operations.

Working Capital Requirements

The accompanying consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and had negative cash flow from operations for the year ended December 31, 2008, and had a working capital deficit of approximately $2,197,200 at that date.  The cash balance at December 31, 2008 is $2,300. The cash outflows thru March 2010 are estimated to total approximately $1,440,000, which will generate a negative cash balance of $1,447,300 in the next fifteen months.  The projections assume that EACO will not make any additional payments on the loan to Bisco through March 2010.

Management has taken actions to address these matters, including those described below; however, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans. Since cash flow from operations will not be sufficient, the Company will require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. While management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

Throughout 2008, the Company received bridge loans from Bisco in the amount of approximately $3,040,700, of which $1,575,000 was repaid during the year.  Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board. The note agreements accrue interest at 7.5% and do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of each note.  The notes can be extended by the Company beyond six months.  The Company has extended the terms of certain notes beyond six months.

Historically, substantially all of the Company's revenues were derived from cash sales.  Inventories were purchased on credit and were converted rapidly to cash.  Therefore, the Company has not carried significant receivables or inventories and, other than the repayment of debt, working capital requirements for continuing operations have not been significant.  In 2007 and 2008, due to the reassignment of two leased properties to the Company and loss on the Company’s lawsuit with a broker, working capital requirements have been significant.

The Company purchased the Sylmar Property in November 2005 for $8.3 million.  The transaction was structured as a like-kind exchange (“LKE”) transaction under Section 1031 of the Internal Revenue Code, which resulted in the deferral of an estimated $1 million in income taxes payable from the Asset Sale.  The Company assumed a loan on the property for $1.8 million with a variable interest rate equal to prime.  This loan was repaid in full in 2007 when the Company refinanced the Sylmar Property.  The property was refinanced for twenty years at an annual interest rate of 6.0%.  The property currently has two industrial tenants and produces rental income of approximately $500,000 to $600,000 per year.

In December 2007, the Company exercised the purchase option under the lease agreement with CNL American Property, the landlord, for the purchase of the Brooksville Property.  The purchase price was approximately $2,027,000 and was paid in cash.  During 2008, the Company financed the Brooksville Property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount.  The mortgage is for 20 years at an annual interest rate of 6.65%.  Proceeds from the financing were used to repay a portion of the amounts borrowed from Bisco.

Also in December 2007, a final judgment was entered in the lawsuit with a broker claiming commission on the Asset Sale for a total amount of $2,317,700.  On January 22, 2008, the Company entered into a settlement agreement with the broker and paid the broker the judgment amount.

In May 2008, the Company reached a settlement agreement with a second broker claiming commission on the Asset Sale for a total amount of $550,000.  In June 2008 the Company paid the broker the settlement amount.

Long-Term Debt

The Company entered into a loan agreement with GE Capital for one restaurant property still owned by the Company.  As of December 31, 2008, the outstanding balance due under the Company’s loan with GE Capital was $745,100.

The Company also assumed a loan in the amount of $1,800,000 with Citizen’s Bank of California in connection with the Sylmar Property purchase in November 2005.  On November 9, 2007, the Company completed the refinance of the Sylmar Property in exchange for a note in the amount of $5,875,000 from Community Bank.  Of this amount $1,752,000 was used to payoff the previous loan from Citizen’s Bank, $4,088,900 was received in cash, and $34,100 represented fees paid for the refinancing.  The loan agreement with Community Bank requires the Company to comply with certain financial covenants and ratios to be measured annually beginning with the 12-month period ended December 31, 2007.  As of December 31, 2008, the outstanding balance due on the loan to Community Bank, collateralized by the Sylmar Property, was $5,756,800.  The Company was in compliance with all loan covenants as of December 31, 2008.

Item 1A.  Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Locations	Description

(1) Deland, FL	Leased restaurant. Vacant as of December 31, 2008.
(1) Tampa, FL	Leased restaurant. Vacant as of December 31, 2008. Lease terminated by mutual consent in March 2009.
(2) Orange Park, FL	Restaurant building. Vacant as of December 31, 2008.
(3) Sylmar, CA	Two properties leased to industrial tenants.
(4) Brooksville, FL	Restaurant building. Leased to a restaurant operator.

(1) Leased property.
(2) Property subject to mortgage securing GE Capital Note.
(3) Property subject to mortgage securing Community Bank Note.
(4) Property subject to mortgage securing Zion’s Bank Note.

Item 3.  Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the caption “Common Stock Data” in the Company's 2008 Annual Report to Shareholders is incorporated herein by reference.

As of December 31, 2008, the Company had no securities outstanding or authorized for issuance under any equity compensation plans.  The Company had did not grant nor issue unregistered shares in the fourth quarter of 2008.  The Company did not repurchase any of its own stock in the fourth quarter of 2008.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The information contained under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.  Financial Statements And Supplementary Data

Financial Statements

The Consolidated Financial Statements of the Company and Independent Registered Public Accounting Firm's Report as contained in the Company's 2008 Annual Report to Shareholders are incorporated herein by reference.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 due to a control deficiency that constituted a material weakness.

Management, in assessing its disclosure controls and procedures for 2008, identified a lack of sufficient control in the area of financial reporting. This control weakness allowed for material errors to our financial reports to go undetected.  Please refer to the discussion below for more details regarding this material weakness and management’s remediation plans.

Management has identified a lack of sufficient oversight and review as well as a lack of the appropriate resources to ensure the complete and proper application of generally accepted accounting principles as it relates to certain routine accounting transactions. Specifically, this material weakness resulted in a number of errors in the preparation of the annual consolidated financial statements and related disclosures, relating to routine transactions involving the accounting for lease revenue under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and computing depreciation expense.

These material weaknesses, if not remediated, have the potential to cause material misstatements in the future, with regard to routine and complex accounting transactions.

The Company is in the process of developing and implementing remediation plans to address its material weaknesses. Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by continuing to augment existing Company resources with new personnel or consultants that have the technical accounting capabilities to assist in the analysis, recording and reporting of routine and complex accounting transactions.

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

(c)           Attestation report of the registered public accounting firm. This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(d)           Changes in internal control.  There have been no changes in internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Item 9B.  Other Information

On March 27, 2009, the Company reached an agreement with the owner of the Fowler Property to terminate the Company’s lease at that location.  The Company has agreed to pay $500,000 as a lump sum settlement of the Company’s current lease on that property.  In return, the owner has agreed to release the Company from any further obligation under the terms of the lease entered into on July 1, 2002.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Glen F. Ceiley currently serves as Chairman of the Board and Chief Executive Officer of the Company.  Stephen Catanzaro, Jay Conzen and William L. Means also currently serve as directors of the Company.  Each director serves a one-year term, and until such director’s successor has been elected and qualified.  Each officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified.

Stephen Catanzaro, 56, is the Controller of Allied Business Schools, Inc. (home study course schools), a position he has held since April 2004. Before that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco, an international distributor of electronic components, from September 1995 to March 2002.  Bisco is an affiliate of the Company. Mr. Catanzaro has served as a director of the Company since he was first elected by the Company’s shareholders at the 1999 Annual Meeting.

Glen F. Ceiley, 63, is the Company’s Chief Executive Officer and Chairman of the Board, positions he has held since 1999.  Mr. Ceiley also serves as President and Chief Executive Officer of Bisco, a position he has held since 1973.  In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company engaged in the manufacturing of electronic equipment.  Mr. Ceiley has served as director of the Company since he was appointed to the Company’s Board of Directors (the “Board”) in February 1998 and thereafter elected by the shareholders at the 1998 Annual Meeting.

Jay Conzen, 62, is the President of Old Fashioned Kitchen, Inc. (a national food distributor), a position he has held since April 2003.  Before that Mr. Conzen was the principal of Jay Conzen Investments (investment advisor) from October 1992 to April 2003.  In addition, Mr. Conzen served as a consultant to the Company from August 1999 until January 2001, and from October 2001 to April 2003.  Mr. Conzen has served as a director of the Company since he was appointed to the Company’s Board in February 1998 and thereafter elected by the shareholders at the 1998 Annual Meeting.

William L. Means, 65, is the Vice President of Information Technology of Bisco, a position he has held since 2001.  Before that, Mr. Means was Vice President of Corporate Development of Bisco from 1997 to 2001.  Mr. Means has served as director of the Company since he was first elected by the Company’s shareholders at the 1999 Annual Meeting.

None of our officers or directors has been convicted in any criminal proceeding during the past five years or has been party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining him from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities law or commodities law. Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has any bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.  None of directors, executive officers, affiliates of the Company, or any owner of record or beneficial owner of more than five percent of the Company’s voting securities, or any of their associates, is a party adverse to the Company or has a material interest adverse to the Company.  There are no family relationships between any of our directors and/or any executive officers (as required by item 401(d)).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of requires certain officers of the Company and its directors, and persons who beneficially own more than ten percent of any registered class of the Company’s equity securities, to file reports of ownership in such securities and changes in ownership in such securities with the Securities and Exchange Commission (the “SEC”) and the Company.

Based solely on a review of the reports and written representations provided to the Company by the above referenced persons, the Company believes that (i) during fiscal year 2008, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were timely satisfied, and (ii) with respect to fiscal years before 2008, Mr. Ceiley has failed to file 14 Form 4s resulting in 26 transactions not being reported to the SEC.  Mr. Ceiley has notified the Company of his intention to report the above-referenced transactions to the SEC.

Code of Ethical Conduct

The Company has adopted a financial code of ethics applicable to the Company’s senior executive and financial officers.  You may receive, without charge, a copy of the Financial Code of Ethical Conduct by contacting our Corporate Secretary at 1500 N. Lakeview Avenue, Anaheim, California 92807.

Corporate Governance

Audit Committee

The Audit Committee’s basic functions are to assist the Board in discharging its fiduciary responsibilities to the shareholders and the investment community in the preservation of the integrity of the financial information published by the Company, to maintain free and open means of communication between the Company’s directors, independent auditors and financial management, and to ensure the independence of the independent auditors.  The Board has adopted a written charter for the Audit Committee which is attached as Appendix A to the Company’s 2007 Information Statement, as filed with the SEC on July 7, 2007.  The Audit Committee charter is not available on the Company’s website.  Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means.

The Audit Committee has met and discussed the financial statements with management and has recommended to the Board that the financial statements be included with the Company’s Annual Report included by reference to the Company’s 2008 Form 10-K.

The Audit Committee has met with and discussed with the Company’s independent auditors, Squar, Milner, Peterson, Miranda and Williamson, LLP, the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

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

Audit Committee Pre-Approval Policies and Procedures:  The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. In fiscal year 2008, the Audit Committee pre-approved all services performed for the Company by the auditor.

Item 11.  Executive Compensation

Executive Officer and Director Compensation

Executive Compensation Committee

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

The Committee determined that there would be no executive compensation in 2008 for the Company’s executive officer.

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

The Committee determines stock option grants to the executive officers.  The Committee determines annual stock option grants to other employees based on recommendations of the Chief Executive Officer.  Stock options are intended to encourage key employees to remain employed by the Company by providing them with a long term interest in the Company’s overall performance as reflected by the market price of the Company’s Common Stock.  No stock option grants were made in fiscal year 2008.

The Committee will consider any federal income tax limitations on the deductibility of executive compensation in reaching compensation decisions and will seek shareholder approval where such approval will eliminate any limitations on deductibility.

Summary Compensation

The following table sets forth compensation information for the named executive officers in fiscal years 2008 and 2007.

Name and Principal Position	Year	Salary ($)	All Other Compensation		Total ($)
Glen F. Ceiley	2008	0	12,500	[2]	12,500
Chief Executive Officer	2007	0	12,000	[2]	12,000

1 Reflects fees paid to Mr. Ceiley in his capacity as a director of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The Company’s named executive officer did not receive, nor was granted option awards to purchase the Company’s Common Stock in fiscal year 2008.  Further, there were no outstanding equity awards held by the Company’s named executive officer at the end of fiscal year 2008.

Retirement Benefits

The Company does not offer a retirement plan for executive officers or employees, but during fiscal year 2006, the Company provided for participation in its 401(k) for all employees, including executive officers. The Company’s 401(k) Plan was terminated at the end of fiscal year 2006.

Director Compensation

In order to attract and retain highly qualified directors through an investment interest in the Company’s future success, the Company enacted, in l985, a non-qualified Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), which was used to compensate directors until January 2002.  Due to the expiration of the Directors’ Plan in 2002, the Company paid $10,000 cash to each director in 2008 as compensation for his services.  In addition, directors who are not employees of the Company receive a fee of $500 for each Board meeting attended.  No fees are awarded to directors for attendance at meetings of the Audit Committee or the Executive Compensation Committee of the Board.

The following table sets forth the compensation of the Company’s directors for the fiscal year ended December 31, 2008.

Director	Fees Earned or Paid in Cash ($)	Total ($)
Stephen Catanzaro	$12,000	$12,000
Jay Conzen	12,500	12,500
William L. Means	12,500	12,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table set forth below presents certain information regarding beneficial ownership of the Company’s Common Stock (the Company’s only voting security) as of March 30, 2009(i) each shareholder known to the Company to own, or have the right to acquire within sixty (60) days, more than five percent (5%) of the Common Stock outstanding, (ii) each named executive officer and director of the Company, and (iii) all officers and directors of the Company as a group.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percent of Class(1)
Stephen Catanzaro	10,713	*
Glen F. Ceiley(2)	2,563,039	65.5%
Jay Conzen(3)	25,000	*
William L. Means	14,313	*
All Executive Officers and Directors as a group(4)	2,613,065	66.4%

*  Less than 1%

(1)  Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s Common Stock are based upon Rule 13d-3 under the Exchange Act.  Under Rule 13d-3, shares will be deemed to be “beneficially owned” where a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined.  Shares of the Company’s Common Stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  The percentages represent the total of the shares listed in the adjacent column divided by 3,910,264, the number of issued and outstanding shares of Common Stock as of March 31, 2009, plus any stock options exercisable by such person within 60 days of March 31, 2009.

(2)  Includes (i) 1,899,201 shares held directly by Mr. Ceiley; (ii) 1,300 shares held by Zachary Ceiley, Mr. Ceiley’s son; and (iii) 662,538 shares held by the Bisco Industries Profit Sharing and Savings Plan (the “Bisco Plan”).  Mr. Ceiley has the sole power to vote and dispose of the shares of Common Stock he owns individually and shares the power to vote and to dispose of the shares owned by his son and the Bisco Plan.  Mr. Ceiley is the President and the sole director of Bisco.

(3)  Includes 25,000 shares issuable upon the exercise of options within 60 days of March 31, 2009.

(4)  Includes 25,000 shares issuable upon the exercise of options within 60 days March 31, 2009.  The address for each officer and director is c/o Bisco Industries, Inc., 1500 North Lakeview Avenue, Anaheim, CA 92807.

Equity Compensation Plans

In 1995, the Company's shareholders approved an employee long-term incentive plan pursuant to which 200,000 shares of the Company’s common stock (the “Common Stock”) were authorized to be granted in the form of stock options or restricted stock. In 2002, the Company’s shareholders approved a new employee long-term incentive plan pursuant to which an additional 200,000 shares of Common Stock are authorized to be granted in the form of stock options or restricted stock.  All options granted under these plans expire no later than ten years after the date of grant or in most cases three months after termination of employment.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

There have been no transactions with any director, executive officer, or family member thereof during fiscal years 2008 and 2007, except as set forth below.

In June 2008, the Company agreed to assign its right to purchase one property to Glen F. Ceiley, Chairman of the Board and Chief Executive Officer of the Company.  That purchase right expired without being exercised on December 31, 2008.

In January 2008, the Company received a bridge loan from Bisco in the amount of approximately $1,825,000 of which $400,000 was repaid in the same month.  Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board.  The note agreement does not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest was due six months from the date of the note.  The loan can possibly be extended and has been extended beyond six months to June 2009.

Board Independence

The Company’s Board consists of the following directors:  Stephen Catanzaro, Glen Ceiley, Jay Conzen and William L. Means.  The Board has determined that two of its four directors, Stephen Catanzaro and Jay Conzen are independent, as defined by the NASDAQ Stock Market’s Marketplace Rules.  In addition to such rules, the Board considered transactions and relationships between each director (and his immediate family) and the Company to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.  As a result, the Board determined that Messrs. Ceiley and Means are not independent, as they are employees of Bisco and members of Bisco’s steering committee.  Bisco’s steering committee handles the day to day operations of the Company, and Messrs. Ceiley and Means are intimately involved with decision-making that directly affects the financial statements of the Company. Bisco is an affiliate of the Company.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Squar Milner for the fiscal years ended December 31, 2008 and January 2, 2008 for professional services rendered for the audit of the Company’s annual consolidated financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for those fiscal years were $126,500 and $97,200, respectively.

Audit-Related Fees

The Company was billed no audit-related fees by Squar Milner for the fiscal years ended December 31, 2008 and January 2, 2008.

Tax Fees

The aggregate fees billed by Squar Milner for the fiscal years ended December 31, 2008 and January 2, 2008 for professional services rendered for tax preparation and consulting services were $19,700 and $21,300, respectively.

All Other Fees

There were no other fees billed by Squar Milner for the fiscal years ended December 31, 2008 or January 2, 2008 for services rendered to the Company, other than the services described above.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The consolidated financial statements listed below are incorporated by reference from the Company’s 2007 Annual Report to Shareholders.

Consolidated Statements of Operations for the years ended December 31, 2008 and January 2, 2008.
Consolidated Balance Sheets as of December 31, 2008 and January 2, 2008.
Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended December 31, 2008 and January 2, 2008.
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and January 2, 2008.
Notes to the Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Consent of Independent Registered Public Accounting Firm.

(b)  The following exhibits are filed as part of this report on Form 10-K as required by Item 601 Regulation S-K.

Number	Exhibit
3.1
Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.2
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.3
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company's Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.5
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

3.6
Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

3.7
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

3.8
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation.  (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.9
Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation  (Exhibit 3.i to the Company's Form 8-K filed with the SEC September 8, 2004, is incorporated herein by reference.)

10.1
Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Corporation dated October 21, 2002.  (Exhibit 10.01 to the Company's Quarterly Report on Form S-10, filed with the SEC on November 14, 2002, is incorporated herein by reference.)

10.2
Form of Consolidated, Amended and restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2012.  (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)

10.3
Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002.  (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)

10.4
Settlement Agreement dated as of May 9, 2008 by and among EACO Corporation, Horn Capital Realty, Inc. and Jonathan S. Horn.  (Exhibit 10.1 to the Company's Form 8-K, filed with the SEC on May 9, 2008 is hereby incorporated by reference.)

10.5
Settlement Agreement dated as of January 22, 2008 by and between EACO Corporation, Glen Ceiley, florida Growth Realty, Inc. and Robert Lurie.  (Exhibit 10.1 to the Company’s 8-K/A filed with the SEC on January 23, 2008 is incorporated by reference.)

13.1	2008 Annual Report to Shareholders.
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 4, 2008, is incorporated herein by reference.)
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson LLP.
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

EACO Corporation

Date: March 31, 2009	/s/ Glen Ceiley
By: Glen Ceiley
Its: Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board	3/31/09
Glen F. Ceiley

/s/ Steve Catanzaro	Director	3/31/09
Steve Catanzaro

/s/ Jay Conzen	Director	3/31/09
Jay Conzen

/s/ William Means	Director	3/31/09
William Means

EXHIBIT INDEX

Number	Exhibit
3.1
Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.2
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.3
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company's Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.5
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

3.6
Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

3.7
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

3.8
Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation.  (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.9
Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation  (Exhibit 3.i to the Company's Form 8-K filed with the SEC September 8, 2004, is incorporated herein by reference.)

10.1
Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Corporation dated October 21, 2002.  (Exhibit 10.01 to the Company's Quarterly Report on Form S-10, filed with the SEC on November 14, 2002, is incorporated herein by reference.)

10.2
Form of Consolidated, Amended and restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2012.  (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)

10.3
Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002.  (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)

10.4
Settlement Agreement dated as of May 9, 2008 by and among EACO Corporation, Horn Capital Realty, Inc. and Jonathan S. Horn.  (Exhibit 10.1 to the Company's Form 8-K, filed with the SEC on May 9, 2008 is hereby incorporated by reference.)

10.5
Settlement Agreement dated as of January 22, 2008 by and between EACO Corporation, Glen Ceiley, florida Growth Realty, Inc. and Robert Lurie.  (Exhibit 10.1 to the Company’s 8-K/A filed with the SEC on January 23, 2008 is incorporated by reference.)

13.1	2008 Annual Report to Shareholders.
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 4, 2008, is incorporated herein by reference.)
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson LLP.
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

EACO CORPORATION

CORPORATE PROFILE

About The Company

EACO Corporation (the “Company”) was incorporated under the laws of the State of Florida in September of 1985.

At December 31, 2008, the Company owns two restaurant properties, one located in Orange Park, Florida (the Orange Park Property) and one in Brooksville, Florida (the Brooksville Property).   The Orange Park property was vacant at fiscal year end, while the Brooksville property was occupied by a tenant, whose lease period commenced on January 9, 2008.  The Company is obligated for leases of two restaurant locations, one located in Tampa, Florida (the Fowler Property) and another located in Deland, Florida (the “Deland” property).  Both of these properties were vacated by the tenants that were subleasing from the Company during the first quarter of 2009.  In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants holding long term leases.

During 2008, the Company invested a portion of its available cash in marketable securities.  The Company maintained an investment account to effect these transactions.  Investments were made based on a combination of fundamental and technical analyses primarily using a value-based investment approach.  The holding period for investments usually ranged from 30 days to 24 months.  The Company, by action of the Chairman of the Board of Directors (the “Chairman” or “Chairman of the Board”), had occasionally purchased marketable securities using margin debt.  In determining whether to engage in transactions on margin, the Company’s Chairman evaluated the risk of the proposed transaction and the relative returns offered thereby.  During the first quarter of 2008, the Company liquidated all of its holdings and used the resulting cash to fund operations.  No securities were held at December 31, 2008.

You may contact the Company by writing to EACO Corporation, 1500 North Lakeview Avenue, Anaheim, California 92807.

To Our Shareholders:

Management spent 2008 normalizing and downsizing operations from 2005 when the Company was primarily in the restaurant business. As of the date of this Annual Report, there are a few significant issues still to be resolved from that period. We are projecting to have operations normalized by the end of 2009. We are looking forward to spending more of management’s time on developing a profitable business in the area of real estate investments and other strategies to maximize the return on equity.

Sincerely,

Glen F. Ceiley
Chief Executive Officer

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2008 Compared to 2007

Continuing Operations

As described in Note 2 to the financial statements, the Company exited the restaurant business through the sale of its operating restaurants to Banner Buffets LLC (“Banner”) on June 30, 2005 (the “Asset Sale”).  At December 31, 2008, the Company owns two restaurant properties, one located in Orange Park, Florida (the “Orange Park Property”) and one in Brooksville, Florida (the “Brooksville Property”).   The Orange Park Property was vacant at fiscal year end, while the Brooksville Property was occupied by a tenant, whose lease period commenced on January 9, 2008.  At December 31, 2008, the Company was obligated for leases of two restaurant locations, one located in Tampa, Florida (the “Fowler Property”) and another located in Deland, Florida (the “Deland Property”).  Both of these properties contained nonperforming subtenants who were both evicted at the beginning of 2009.  In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.

In March 2007, the Company entered into a sublease on the Deland Property for $16,600 per month for a period of five years with a 4% rent increase every two years.  The monthly sublease income was $7,000 less than the monthly minimum lease payments.  The lease on the Deland Property contained a purchase option which management intended to exercise; however, the purchase option expired unexercised in December 2007. At that point, the purchase of the property was no longer imminent and as a result, the Company recognized a loss on the sublease contract for the Deland Property of $720,900 in 2007 in accordance with the Financial Accounting Standards Board (“FASB”) Technical Bulletins (“FTB”) No. 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment”. The loss was calculated as the present value of the shortfall in rental income over the term of the sublease contract.  At the end of 2008, the subtenant defaulted on the lease.  Eviction of the subtenant was completed in February 2009.  As a result, the accrual for loss on sublease contract was derecognized in December 2008, resulting in a gain of approximately $720,900.

In the latter half of fiscal 2008, the real estate market in Florida declined considerably.  In addition, the general economic climate in the United States has caused consumers to decrease discretionary spending, adversely affecting the restaurant industries.  These two situations combined with vacancies at three of the Company’s four Florida properties triggered an analysis by management of the Company’s owned real estate properties and capital lease holdings in the State of Florida as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company contracted with an outside expert to value the four properties in Florida: the Deland Property, Fowler Property, Brooksville Property and Orange Park Property.  Based upon the appraisals received, the Company recorded an impairment charge of approximately $2,057,800 with regards to the Fowler Property, the Deland Property and the Brooksville Property as of December 31, 2008.  Management did not book an impairment charge related to the Orange Park Property as the net book value was less than the appraised market value.

The results from continuing operations for 2008 included net realized gains of $133,000 from the sale of marketable securities and securities sold not yet purchased, compared to net realized losses of $321,900 in 2007. Net unrealized losses for 2008 were $37,300 compared to net unrealized gains of $225,200 in 2007.

In 2007, Banner closed its remaining store.  Consequently, the Company wrote-off the remaining balance on the note receivable from Banner related to the Asset Sale in the amount of $69,200 in 2007.  No such write off occurred in 2008.

General and administrative expenses increased from $1,808,700 in 2007 to $1,954,400 in 2008.  The increase was  primarily due to an increase in rents and property taxes due to the return of the Fowler Property to the Company at the end of 2007.  This was offset slightly by a reduction in legal fees due to the settlement of two large cases in the first quarter of 2008, of which most of the legal fees were incurred in 2007.

The Company had a loss from continuing operations before income taxes of $3,419,600 in 2008 compared to a loss of $2,682,900 in 2007.  In 2008, no income tax benefit was recognized as management believes it is not likely that the net operating losses will be utilized for the foreseeable future.  The Company did not recognize an income tax benefit for 2007.  Loss from continuing operations net of the income tax expense for the years ended December 31, 2008 and January 2, 2008 was $3,435,400 and $2,682,900, respectively.  Basic and diluted loss per share from continuing operations in 2008 was $0.89, compared to $0.69 in 2007.

Discontinued Operations

There was a loss on discontinued operations in fiscal year 2008 of $596,200 versus a loss in the fiscal year 2007 of $2,317,700.  The loss on discontinued operations in 2008 was due to a settlement reached in May 2008 on a claim filed by a broker requesting a commission related to the Asset Sale, see Note 12 to the financial statements.  The loss on discontinued operations in 2007 was due to the final judgment rendered in December 2007 for a claim filed by a second broker requesting a commission related to the Asset Sale.  Basic and diluted net loss per share from discontinued operations was $0.16 for 2008, compared to $0.59 for 2007.

Net loss for 2008 was $4,031,600 compared to net loss of $4,996,600 in 2007. Basic and diluted loss per share was $1.05 for 2008, compared to $1.30 in 2007.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company leases its properties to tenants under operating leases with terms exceeding one year.  Some of these leases contain scheduled rent increases.  We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with SFAS No. 13, “Accounting for Leases”.

Receivables are carried net of an allowance for uncollectible receivables.  An allowance is maintained for estimated losses resulting from the inability of any tenant to meet their contractual obligations under their lease agreements.  We determine the adequacy of this allowance by continually evaluating individual tenants’ receivables considering the tenant’s financial condition and security deposits, and current economic conditions.  An allowance for uncollectible accounts of $53,400 as of December 31, 2008 was determined to be necessary to reduce receivables to our estimate of the amount recoverable.

Long Lived Assets

The Company’s accounting policy for the recognition of impairment losses on long-lived assets is considered critical.  The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the purpose of the impairment review, assets are tested on an individual basis.  The recoverability of the assets are measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value. During the year ended December 31, 2008, the Company recorded an impairment charge of $2,057,800 on its rental property assets.

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

Deferred Tax Assets

The Company’s policy for recording a valuation allowance against deferred tax assets (see Note 9 to the financial statements) is considered critical.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.  In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses and/or significant decreases in operations.  As a result of the Company’s recent disposal of significant business operations, the Company concluded that a valuation allowance should be recorded against certain federal and state tax credits.  The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements of the Company have been prepared assuming that the Company will continue in its present form. The Company incurred significant losses and had negative cash flow from operations for the year ended December 31, 2008, and had a working capital deficit of approximately $2,197,200 at that date.  The cash balance at December 31, 2008 is $2,300. The cash outflows thru March 2010 are estimated to total approximately $1,440,000, which will generate a negative cash balance of $1,447,300 in the next fifteen months.  The projections assume that EACO will not make any additional payments on the loan to Bisco through March 2010.

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

Throughout 2008, the Company received bridge loans from Bisco in the amount of approximately $3,040,700, of which $1,575,000 was repaid during the year.  Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board. The note agreements accrue interest at 7.5% and do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of each note.  The notes have the possibility of being extended beyond six months.  The Company has extended the terms of certain notes beyond six months.

Historically, substantially all of the Company's revenues were derived from cash sales.  Inventories were purchased on credit and were converted rapidly to cash.  Therefore, the Company has not carried significant receivables or inventories and, other than the repayment of debt, working capital requirements for continuing operations have not been significant.  In 2007 and 2008, due to the reassignment of two leased properties to the Company and loss on the Company’s lawsuit with a broker, working capital requirements have been significant.

The Company purchased the Sylmar Property in November 2005 for $8.3 million.  The transaction was structured as a like-kind exchange (“LKE”) transaction under Section 1031 of the Internal Revenue Code, which resulted in the deferral of an estimated $1 million in income taxes payable from the Asset Sale.  The Company assumed a loan on the property for $1.8 million with a variable interest rate equal to prime.  This loan was repaid in full in 2007 when the Company refinanced the Sylmar Property.  The property was refinanced for twenty years at an annual interest rate of 6.0%.  The mortgage amount is $5,710,000 and the monthly payment is approximately $39,000. The property currently has two industrial tenants and produces rental income of approximately $500,000 to $600,000 per year.

In December 2007, the Company exercised the purchase option under the lease agreement with CNL American Property, the landlord, for the purchase of the Brooksville Property.  The purchase price was approximately $2,027,000 and was paid in cash.  During 2008, the Company financed the Brooksville Property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount.  The mortgage is for 20 years at an annual interest rate of 6.65%.  Proceeds from the financing were used to repay a portion of the amounts borrowed from Bisco.

Also in December 2007, a final judgment was entered in the lawsuit with a broker claiming commission on the Asset Sale for a total amount of $2,317,700.  On January 22, 2008, the Company entered into a settlement agreement with the broker and paid the broker the judgment amount.

In May 2008, the Company reached a settlement agreement with a second broker claiming commission on the Asset Sale for a total amount of $550,000.  In June 2008 the Company paid the broker the settlement amount.

As of December 31, 2008, the Company had total cash and cash equivalents of $2,300.  Of this total, $1,000 was invested in brokerage money market accounts.  At December 31, 2008, there were no securities sold, not yet purchased (“short sales”),  The balance of the cash in the brokerage accounts is available for use by the Company.

At December 31, 2008, the Company had a working capital deficit of $2,197,200 compared to a working capital deficit of $1,571,800 at January 2, 2008. The increase in working capital deficit was due to cash outlays for workers’ compensation claims and other operating expenses, including legal costs associated with the broker litigation including settlements, and costs associated with the return of two properties resulting from the Banner bankruptcy.

In June 2004, the Company sold 145,833 shares of its common stock (the “Common Stock”) directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total purchase price of $175,000 in cash.  In September 2004, the Company sold 36,000 shares of the Company’s newly authorized Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) to Glen F. Ceiley, the Company’s Chairman, at a price of $25 per share, for a total purchase price of $900,000 cash.  Dividends are paid quarterly when declared by the Company’s Board of Directors.  The Company accrued dividends totaling $38,200 during 2008.

The Company is required to pledge collateral for its workers’ compensation self insurance liability with the Florida Self Insurers Guaranty Association (“FSIGA”).  The Company decreased this collateral by $369,500 during the fourth quarter of 2008, and now has a total of $3,769,500 pledged collateral at December 31, 2008.  Bisco provides $1 million of this collateral.  The Company’s Chairman of the Board and Chief Executive Officer, Glen F. Ceiley, is the President and sole shareholder of Bisco.  The Company may be required to increase this collateral pledge from time to time in the future, based on its workers’ compensation claim experience and various FSIGA requirements for self-insured companies.  Despite the sale of the Company’s restaurants, the workers’ compensation will remain an ongoing liability for the Company until all claims are paid, which will likely take many years.

Cash used in operating activities was $4,617,500 in 2008 compared to $1,570,800 in 2007, and the increase of $3,046,700 is primarily due to payments on the Company’s self insured worker’s compensation program and the settlements paid to the two brokers in the first half of 2008.

The Company purchased the Brooksville Property in 2007 for $2,027,300.  There were no properties acquired in 2008.

The Company entered into a loan agreement with GE Capital for one restaurant property still owned by the Company.  As of December 31, 2008, the outstanding balance due under the Company’s loan with GE Capital was $745,100.

The Company also assumed a loan in the amount of $1,800,000 with Citizen’s Bank of California in connection with the Sylmar Property purchase in November 2005.  On November 9, 2007, the Company completed the refinance of the Sylmar Property in exchange for a note in the amount of $5,875,000 from Community Bank.  Of this amount $1,752,000 was used to payoff the previous loan from Citizen’s Bank, $4,088,900 was received in cash, and $34,100 represented fees paid for refinancing.  The loan agreement requires the Company to comply with certain financial covenants and ratios to be measured annually beginning with the 12-month period ended December 31, 2007.  The Company was in compliance with its loan covenants as of December 31, 2008. As of December 31, 2008, the outstanding balance due on the loan to Community Bank, collateralized by the Sylmar property, was $5,756,800.

The weighted average interest rate for the Company’s loans is 6.2%.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures, except for the land leases on the restaurant properties treated as operating leases which are displayed below in Contractual Financial Obligations.

Recent Developments

During the first quarter of 2009, the Company evicted the subtenants in the Fowler Property and the Deland Property.  The Company continues to look for new subtenants for the Deland location.

In March 2009, the Company reached an agreement with the owner at the Fowler Property.  The Company has agreed to pay $500,000 as a lump sum settlement of the Company’s current lease on that property.  In return, the owner has agreed to release the Company from any further obligation under the terms of the lease entered into on July 1, 2002.  Extinguishment of the remaining lease obligation will be accounted for during the first quarter of 2009.

Impact of Inflation

Since the Asset Sale, inflation has not had a significant effect on the Company’s operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS No. 157 in the first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a significant impact on the Company’s condensed financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations beginning the first annual reporting period on or after December 15, 2008. Therefore, the Company expects to adopt SFAS 141R for any business combinations entered into beginning in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, the Company expects to adopt SFAS 160 at the beginning of 2009. Adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Forward-Looking Information

This Annual Report may contain forward-looking statements.  Forward-looking statements broadly involve our current expectations or forecasts of future results.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Among those risks are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital, Community Bank or other lenders to extend financing commitments; repairs or similar expenditures required for existing properties due to weather or acts of God; the Company’s success in selling properties listed for sale; the economic conditions in the new markets into which the Company expands, if any; business conditions, such as inflation or a recession, and growth in the general economy; and other risks identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”), registration statements and public announcements.  It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated.  As such, investors should not consider any list of such factors to be an exhaustive statement of all risks or uncertainties.

No forward-looking statements can be guaranteed and actual results may vary materially.  The Company undertakes no obligation to update any statement it makes, but investors are advised to consult any further disclosures by the Company in its filings with the SEC, especially on Forms 10-K, 10-Q and 8-K, in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results.

EACO CORPORATION
Consolidated Statements of Operations

	For the Years Ended
	December 31,	January 2,
	2008	2008

Rental income	$1,202,500	$1,214,800
Total rental income	1,202,500	1,214,800

Operating expenses:
(Gain) loss on sublease contract	(720,900)	720,900
Property impairment charge	2,057,800	--
Loss on disposition of equipment	--	226,100
Depreciation and amortization	605,300	608,600
Provision for loss on note receivable	--	69,200
General and administrative expenses	1,954,400	1,808,700
Total operating expenses	3,896,600	3,433,500

Loss from operations	(2,694,100)	(2,218,700)
Investment (loss) income	95,700	(96,700)
Interest and other income	169,400	116,400
Interest expense	(990,600)	(483,900)

Loss from continuing operations before income taxes	(3,419,600)	(2,682,900)
Income tax expense	(15,800)	--
Loss from continuing operations	(3,435,400)	(2,682,900)

Discontinued operations:
Loss on discontinued operations net of income tax	(596,200)	(2,313,700)

Net loss	(4,031,600)	(4,996,600)
Cumulative preferred stock dividend	(38,200)	(95,600)

Net loss attributable to common shareholders	$(4,069,800)	$(5,092,200)

Basic and diluted loss per share
Continuing operations	$(0.89)	$(0.71)
Discontinued operations	(0.16)	(0.59)
Net loss	$(1.05)	$(1.30)

Basic and diluted weighted average common shares outstanding	3,910,264	3,910,264

See accompanying notes to consolidated financial statements.

EACO CORPORATION
Consolidated Balance Sheets

	December 31, 2008	January 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,300	$1,030,600
Restricted cash – short term	--	1,186,500
Receivables, net	1,100	6,500
Prepaid and other current assets	98,400	145,500
Total current assets	101,800	2,369,100

Investments	--	290,700
Certificate of deposit, pledged	789,200	1,148,500
Property and equipment:
Land	5,682,800	5,682,800
Buildings and improvements	5,838,700	7,896,600
Equipment	2,398,900	2,398,900
	13,920,400	15,978,300
Accumulated depreciation	(3,176,500)	(2,672,700)
Net property and equipment	10,743,900	13,305,600

Other assets, principally deferred charges, net of accumulated amortization	630,800	884,400
Total assets	$12,265,700	$17,998,300

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$318,000	$291,900
Securities sold, not yet purchased	--	786,500
Accrued liabilities	140,800	2,425,600
Due to related party	1,430,500	49,300
Current portion of workers compensation liability	159,600	132,100
Current portion of long-term debt	241,000	173,500
Current portion of obligation under capital leases	9,100	700
Current portion of accrued loss on sublease contract	--	81,100
Total current liabilities	2,299,000	3,940,700

Deferred rent	24,200	120,000
Deposit liability	115,000	156,900
Workers compensation liability	3,442,500	3,669,900
Long-term debt	7,465,600	6,473,100
Accrued loss on sublease contract	--	639,800
Obligations under capital leases	2,869,200	2,877,900
Total liabilities	16,215,500	17,878,300

Shareholders' (deficit) equity:
Preferred stock of $.01 par; authorized 10,000,000 shares; outstanding 36,000 shares at December 31, 2008 and January 2, 2008 (liquidation value $900,000)	400	400
Common stock of $.01 par; authorized 8,000,000 shares; outstanding 3,910,264 at December 31, 2008 and January 2, 2008	39,000	39,000
Additional paid-in capital	10,932,300	10,932,300
Accumulated deficit	(14,921,500)	(10,851,700)
Total shareholders’ (deficit) equity	(3,949,800)	120,000

Total liabilities and shareholders’ (deficit) equity	$12,265,700	$17,998,300

See accompanying notes to consolidated financial statements.

EACO CORPORATION
Consolidated Statement of Shareholders’ (Deficit) Equity
For the Years Ended December 31, 2008 and January 2, 2008

						Retained	Accumulated
					Additional	Earnings	Other
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance, December 27, 2006	36,000	$400	3,910,264	$39,000	$10,932,300	$(5,759,500)	$--	$5,212,200

Preferred stock dividends						(95,600)		(95,600)
Comprehensive income:
Net loss						(4,996,600)		(4,996,600)
Balance, January 2, 2008	36,000	$400	3,910,264	$39,000	$10,932,300	$(10,851,700)	$--	$120,000

Exercise of stock option
Preferred stock dividends						(38,200)		(38,200)
Comprehensive income:
Net loss						(4,031,600)		(4,031,600)
Balance, December 31, 2008	36,000	$400	3,910,264	$39,000	$10,932,300	$(14,921,500)	$--	$(3,949,800)

See accompanying notes to consolidated financial statements.

EACO CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2008	January 2, 2008

Operating activities:
Net loss	$(4,031,600)	$(4,996,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605,300	511,800
(Gain) loss on sub-lease contract	(720,900)	720,900
Property impairment charge	2,057,900	--
Loss on sale of operating restaurants	--	2,317,700
(Gains) loss on investments	(95,900)	96,700
Deferred rent	(95,800)	96,800
Loss on disposition of equipment	--	226,100
Bad debt expenses	210,700	69,200
(Increase) decrease in:
Receivables	(223,800)	429,800
Prepaid expenses	47,100	(45,800)
Other assets	152,100	(498,600)
Investments	215,100	453,500
Increase (decrease) in:
Accounts payable	26,100	(151,100)
Securities sold, not yet purchased	(255,700)	(375,400)
Accrued liabilities	(2,266,300)	(8,500)
Deferred rent	--	(147,400)
Deposit liability	(41,900)	67,400
Workers compensation benefit liability	(199,900)	(337,300)
Net cash used in operating activities	(4,617,500)	(1,570,800)

Investing activities:
Restricted cash (Note 1)	1,186,500	316,100
Purchase of tenant improvements	--	(32,200)
Acquisition of investment properties	--	(2,027,300)
Net cash provided by (used in) investing activities	1,186,500	(1,743,400)

Financing activities:
Purchase of credit facility	--	(769,500)
Proceeds from related party loans	2,956,200	--
Proceeds from issuance of long-term debt	1,179,700	5,875,000
Payments on long-term debt	(119,700)	(1,862,000)
Payments on capital lease obligations	(300)	--
Payments on related party loans	(1,575,000)	--
Preferred stock dividend paid	(38,200)	(95,600)
Net cash provided by financing activities	2,402,700	3,147,900

Net decrease in cash and cash equivalents	(1,028,300)	(166,300)

Cash and cash equivalents - beginning of year	1,030,600	1,196,900
Cash and cash equivalents - end of year	$2,300	$1,030,600

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$857,600	$482,600

Supplemental non-cash investing and financing activities
Building released from capital lease, net, due to acquisition	$--	$(913,000)

Building under capital lease that reverted back to the Company	$--	$1,332,800

See accompanying notes to consolidated financial statements.

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization

EACO Corporation (“EACO” or the “Company”) was organized under the laws of the State of Florida in September l985.From the inception of the Company through June 2005, the Company’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, the Company sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations.  The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005.  The restaurant operations are presented as discontinued operations in the accompanying financial statements.  The Company’s remaining operations consist mainly of managing rental properties it owns in Florida and California.

Principles of Consolidation

The consolidated financial statements include the accounts of EACO and Steak House Construction Corporation, EACO’s wholly-owned subsidiary until its dissolution in September 2007. All significant intercompany transactions and balances have been eliminated.  EACO and its former subsidiary are collectively referred to as the “Company.”

Fiscal Year

The fiscal year consists of a fifty-two or fifty-three week period ending on the Wednesday nearest to December 31. Fiscal years 2006 and 2008 each consisted of fifty-two weeks, while 2007 consisted of fifty-three weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periodS.  These estimates include collectability of rent receivables, impairment evaluation of properties, loss on a sublease contract, workers’ compensation liability, the depreciable lives of assets and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and had negative cash flow from operations for the year ended December 31, 2008 and 2007, and had a working capital deficit of approximately $2,197,200 at that date.  The cash balance at December 31, 2008 is $2,300. The cash outflows through December 2009 are estimated to total approximately $1,365,000, which will generate a negative cash balance of $1,362,700 in the next twelve months.  The projections assume that EACO will not make any additional payments on the loan to Bisco Industries, Inc. (“Bisco”), a company that is wholly owned by Glen F. Ceiley, EACO’s Chief Executive Officer and Chairman of the Board, through December 2009.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has taken actions to address these matters, such as receiving bridge loans as describe below; however, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans. In the event cash flow from operations is not sufficient, it is possible that the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. While management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

Throughout 2008, the Company received bridge loans from Bisco in the amount of approximately $3,040,700, including interest, of which $1,675,000 was repaid during the year.  The bridge loan agreements do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of each note.  The Company expects the loans can be extended beyond six months.

In December 2007, the Company exercised the purchase option under the lease agreement with CNL American Property, the landlord, for the purchase of the Brooksville Property.  The purchase price was approximately $2,027,000 and was paid in cash.  During 2008, the Company financed the property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount.  The mortgage is for 25 years at an annual interest rate of 6.65%.  Proceeds from the financing were used to repay a portion of the amounts borrowed from Bisco.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassification

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company has a cash management program that provides for the investment of excess cash balances in short-term investments.  These investments are stated at cost which approximates market value and consist of money market instruments and have maturities of three months or less, when purchased.

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Restricted Cash

Restricted cash – short term was $0 at December 31, 2008 compared to $1,186,500 at January 2, 2008.  The restricted cash balance as of January 2, 2008 consisted of funds required to settle the Company’s obligation associated with securities sold, not yet purchased at January 2, 2008 in the amount of $786,500 and funds set aside as part of the Asset Sale (as defined herein) of the Company’s operating restaurants (see Note 3) of $400,000.  Due to the settlement of the broker litigation, the $400,000 of restricted cash in escrow was released to the Company in the first quarter of 2008.  The Company settled its short positions during April 2008 releasing the restricted funds set aside for that purpose..

Investments

Prior to the quarter ended April 2, 2008, investments consisted of trading securities and securities sold, not yet purchased.  The Company holds no such investments at December 31, 2008, as the Company liquidated all of its investment holdings in the quarter ended April 2, 2008.

These securities were carried at fair market value, with unrealized gains and losses reported in the statement of operations as a component of other income (expense).  Gains or losses on securities sold were based on the specific identification method. The results for the years ended December 31, 2008 and January 2, 2008 included realized gains from the sale of marketable securities of $12,500 and $157,600, respectively and unrealized gain (loss) of $(476,200) and $225,300, respectively.

A primary investment strategy used by the Company in 2008 and 2007 consisted of the short-selling of securities, which resulted in obligations to purchase securities at a later date.   As of December 31, 2008, the Company had no obligation for these securities sold and not yet purchased compared to $786,500 at January 2, 2008.  The Company recognized net gain (loss) on securities sold, not yet purchased of $559,400 and ($59,337) for the years ended December 31, 2008 and January 2, 2008, respectively.

Certificate of Deposit

Certificates of deposit are stated at cost.  They are classified as a long-term asset because they are pledged as collateral (see Note 7) and will likely not be available for use by the Company within the next year.

Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs and betterments which do not enhance the value of or increase the life of the assets are expensed as incurred. Depreciation is provided for financial reporting purposes principally on the straight-line method over the following estimated lives: buildings and improvements - 25 years, land improvements - 25 years and equipment – 3 to 8 years. Leasehold improvements are amortized over the life of the related lease, or the life of the asset, whichever is less.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of the impairment review, assets are reviewed on an asset-by-asset basis.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each restaurant’s assets to future net cash flows expected to be generated by such restaurant’s assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company recorded impairment charges on its operating properties of $2,057,800 during December 2008.

Other Assets

Other assets consist of the following:

	December 31, 2008	January 2, 2008

Leasehold origination costs	$317,200	$318,100
Loan fees	233,200	172,100
Tenant improvements	210,700	210,700
Deferred commissions	50,400	232,500
Deferred rent	211,100	203,100
Other assets	500	10,000
	1,023,100	1,146,500
Less accumulated amortization	(392,300)	(262,100)
	$630,800	$884,400

Amortization expense was $101,500 and $96,800 for 2008 and 2007, respectively.

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

 Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulleting (“SAB”) No. 104, Revenue Recognition, when all of the following conditions exist: (a) persuasive evidence of an arrangement exists as in the form of a leas document; (b) delivery has occurred, or services have been provided; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured.  The Company leases its properties to tenants under operating leases with terms of over one year.  Some of these leases contain scheduled rent increases. The Company records rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with SFAS No. 13, “Accounting for Leases” .

Receivables from tenants are carried net of the allowance for uncollectible accounts.  An allowance is maintained for estimated losses resulting from the inability of tenants to meet their contractual obligations under their lease agreements.  We determine the adequacy of this allowance by continually evaluating individual tenant’s receivables considering the tenant’s financial condition and security deposits and current economic conditions.  An allowance for uncollectible accounts of $53,400 and $98,300 as of December 31, 2008 and January 2, 2008, respectively, was determined to be necessary to reduce receivables to our estimate of the amount recoverable.

Worker’s Compensation Liability

The Company self-insures worker’s compensation claims losses up to certain limits.  The liability for worker’s compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in current operations.  On an annual basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims.  The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when realization is reasonably assured.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities using presently enacted income tax rates. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

In accordance with SFAS No. 109, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as significant decreases in operations.  As a result of the Company’s recent disposal of significant business operations, the Company concluded that a valuation allowance should be recorded against certain federal and state tax credits.  The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

Loss Per Share

Basic earnings per share for fiscal years 2008 and 2007 were computed based on the weighted average number of common shares outstanding.  Diluted earnings per share for those years have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective year. Dilutive shares are represented by shares under option, stock warrants and convertible preferred stock. Due to the Company’s net losses in fiscal year 2008 and 2007, potentially dilutive securities are anti-dilutive and have been excluded from the computation of diluted earnings per share.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS No. 157 in the first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial statements.  SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs, other than quoted prices included within Level 1, that are observable, either directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

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

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

New Accounting Pronouncements (cont.)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations beginning the first annual reporting period on or after December 15, 2008. Therefore, the Company expects to adopt SFAS 141R for any business combinations entered into beginning in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, the Company expects to adopt SFAS 160 at the beginning of 2009. Adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3.  DISCONTINUED OPERATIONS

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

Due to the Asset Sale, the Company has exited the restaurant business.  The Company had restricted cash of $400,000 in escrow set aside for the payment of broker commissions which were subject to litigation, that litigation having been decided in December 2007 and settled in January 2008.  The amount of the judgment of approximately $2,317,000 was recorded as an expense in December 2007.  An additional $46,000 of expense was recorded in fiscal 2008 for reimbursable expenses.  During fiscal 2008, the Company completed a settlement agreement with a second broker of approximately $550,000, which is included in discontinued operations.  See Note 12 – Legal Matters.

NOTE 4.  PROPERTY IMPAIRMENT

In the latter half of fiscal 2008, the real estate market in Florida declined considerably.  In addition, the general economic climate in the United States has caused consumers to decrease discretionary spending, adversely affecting the restaurant industries.  These two situations combined with vacancies at three of the Company’s four Florida properties triggered an analysis by management of the Company’s property holdings in the state of Florida as required by SFAS 144:  Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company contracted with an outside expert to value the four properties in Florida: the Deland Property, Fowler Property, Brooksville Property and Orange Park Property.  Management reviewed the appraisals received on the properties and determined impairment charges of $2,057,800 with regards to the Fowler Property, Deland Property and Brooksville Property.  Management did not record an impairment charge related to the Orange Park Property as its estimated fair market value exceeds its net book value.

The cost of property being leased and properties held for leasing are as follows at December 31, 2008:

Land	$5,682,800
Buildings & improvements	5,838,700
Equipment	2,398,900
Total	13,920,400
Accumulated depreciation	(3,176,500)
Net book value	$10,743,900

NOTE 5.  FINANCING OF THE BROOKSVILLE PROPERTY

In December 2007, the Company exercised the purchase option under the lease agreement with CNL American Property, landlord, dated September 2006 for the Brooksville Property.

The Company accounted for the acquisition of the Brooksville Property as a purchase in accordance with FAS No. 141, “Business Combinations.”  The following is a schedule allocating the $2,027,000 purchase price paid for the Brooksville Property based upon management’s estimates of fair market value at the time of the purchase which were based upon appraisals of similar properties received from independent third parties:

Asset	Purchase price
Land	810,900
Building	565,900
Building improvements	302,700
Restaurant equipment – major	265,100
Restaurant equipment – minor	38,200
Restaurant signs	36,500
Furniture and fixtures	8,100
2,027,300

During 2008, the Company financed the property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount.  The mortgage is for 20 years at an annual interest rate of 6.65%.  Proceeds from the financing were used to repay Bisco a portion of the amounts borrowed.

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2008	January 2, 2008

Property and sales taxes	$18,000	$15,700
Accrued settlement with broker	--	2,317,700
Bank overdraft	39,300
Legal and accounting	6,300	52,600
Unearned rental revenue	19,800	36,300
Interest	43,100	--
Other	14,300	3,300
	$140,800	$2,425,600

NOTE 7.  WORKERS’ COMPENSATION LIABILITY

The Company self-insures workers' compensation losses up to certain limits. The liability for workers' compensation claims represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is continually reviewed and adjustments to the Company's estimated claim liability, if any, are reflected in current operations.  The workers’ compensation benefit liability was $3,602,100 and $3,802,000 at December 31, 2008 and January 2, 2008, respectively.

The State of Florida Division of Workers' Compensation (“the Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the Company's projected outstanding liability. In compliance with this requirement, in July 2004 the Company provided the Division with a $1 million letter of credit from a bank with an expiration date of May 30, 2008. In May 2008, the letter of credit was renewed for one year with an expiration date of May 30, 2009.  Based upon the bank’s evaluation of the Company’s credit and to avoid collateralization requirements, the letter of credit is guaranteed on behalf of the Company by Bisco. The Company’s Chairman of the Board and Chief Executive Officer, Glen F. Ceiley, is the President and sole shareholder of Bisco.  In addition, the Company pledged letters of credit totaling $2,769,500 to the Division, to meet the Division’s collateral requirement of $3,769,500.  Those letters are secured by the certificates of deposit totaling $769,500 with the remainder being secured by the Company’s Sylmar Property.

NOTE 8.  LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31, 2008	January 2, 2008

Note payable to GE Capital Franchise Finance Corporation, secured by real estate, monthly principal and interest payments totaling $10,400, interest at thirty-day LIBOR rate +3.75% (minimum interest rates of 7.34%); due December 2016	$745,100	$808,200
Collateralized note payable to Zion’s Bank, secured by real estate, monthly principal and interest payment totaling $8,402, interest at 6.65%, due April 2033	1,202,100	--
Collateralized note payable to Community Bank, monthly principal and interest payment totaling $39,700, interest at 6.00%, due December 2017	5,759,400	5,838,400
	7,706,600	6,646,600
Less current portion	(241,000)	(173,500)
	$7,465,600	$6,473,100

Total maturities of long-term debt are as follows:

2009	$241,000
2010	238,900
2011	255,200
2012	271,200
2013	291,000
Thereafter	6,409,300
$7,706,600

The GE Capital loan is secured by the Company’s Orange Park Property. The Community Bank loan is secured by the Company’s Sylmar Property.  The Zion’s Bank loan is secured by the Company’s Brooksville Property.

The loan from Community Bank requires the Company to comply with certain financial covenants and ratios to be measured annually beginning with the 12-month period ending December 31, 2007, as defined in the loan agreement. The Company was in compliance with such financial covenants as of December 31, 2008.

The loan from Zion’s Bank requires the Company to comply with certain financial covenants and ratios to be measured annually beginning with the 12-month period ending December 31, 2008, as defined in the loan agreement.  The Company was in compliance with such financial covenants as of December 31, 2008.

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

The following summarizes the Company’s provision for income taxes:

	2008	2007
Current:
Federal	$--	$--
State	15,800	--
	15,800	--

Deferred:
Federal	--	--
State	--	--
	$15,800	$--

Income taxes for the years ended December 31, 2008 and January 2, 2008 differ from the amounts computed by applying the federal statutory corporate rate of 34% to earnings before income taxes.

The differences are reconciled as follows:

	2008	2007

Income tax expense (benefit) at statutory rate	$(1,365,300)	$(1,698,800)
Increase (decrease) in taxes due to:
State tax net of federal benefit	(207,700)	(183,400)
Change in deferred tax asset valuation allowance	1,653,200	1,904,200
FIN 48 Reserve	15,000	--
Other, net	(79,400)	(22,000)
Adjusted book to tax accrual	--	--
Income tax expense	$15,800	$--

The components of deferred taxes at December 31, 2008 and January 2, 2008 are summarized below:

	December 31, 2008	January 2, 2008

Deferred tax assets:
Net operating loss	$4,742,800	$2,410,900
Capital losses	320,100	409,800
Federal and state tax credits	659,300	694,300
Accrued settlement	17,400	873,100
Accruals not currently deductible	20,900	308,600
Accrued workers compensation	1,411,800	1,432,200
Excess book over tax depreciation	1,100,000	162,400
	8,272,300	6,291,300

Valuation allowance	(6,079,900)	(4,426,700)

Total deferred tax assets	2,192,400	1,864,600

Deferred tax liabilities:
Unrealized gain on investment	1,851,700	1,779,600
Other	340,700	85,000
Total deferred tax liabilities	2,192,400	1,864,600

Net deferred tax liability	$--	$--

At December 31, 2008, the Company's federal and state tax credit was comprised of $26,900 in general business credits which will begin to expire in 2013 and alternative minimum tax credits of $632,400 which have no expiration date. Additionally, at December 31, 2008, the Company has Federal net operating loss carryforward of $11,879,300, which will begin to expire in 2024 and state net operating loss carryforward of $13,550,900, which will begin to expire in 2017.

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES (CONT.)

In accordance with Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses (“NOL”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of December 31, 2008 management has not determined if ownership changes have occurred which would limit the Company’s utilization of its NOL or credit carryovers.

In accordance with SFAS No. 109, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as significant decreases in operations.  As a result of the Company’s recent disposal of significant business operations, the Company concluded that a valuation allowance should be recorded against its deferred tax assets.

Accounting for Uncertainty In Income Taxes. In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of January 1, 2007, the Company adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. The Company would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation.  As of December 31, 2008, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior periods, however, the company increased its liability for certain tax positions in the current year by $15,000.  There were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of its unrecognized tax benefits to occur within the next 12 months.  Of the Company’s $15,000 of unrecognized tax benefits, the entire amount would affect the effective tax rate upon resolution.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense.  As of December 31, 2008, the Company has not recognized liabilities for penalty and interest.

The Company is subject to taxation in the US and various states.  The company’s tax years for 2005, 2006, and 2007 are subject to examination by the taxing authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005.

NOTE 10.  COMMON SHAREHOLDERS’ EQUITY (DEFICIT)

Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net loss and net loss attributable to common shareholders:

	2008	2007

EPS from continuing operations – basic and diluted:
Loss from continuing operations	$(3,435,400)	$(2,682,900)
Less: preferred stock dividends	(38,200)	(95,600)
Loss from continuing operations for basic and diluted EPS computation	$(3,473,600)	$(2,778,500)

Weighted average shares outstanding for basic and diluted EPS computation	3,910,624	3,906,800

Loss per common share from continuing operations – basic and diluted	$(0.89)	$(0.71)

For the years ended December 31, 2008 and January 2, 2008, no potential common shares from outstanding stock options have been included in the computation of diluted earnings per share due to their antidilutive effect and therefore the weighted average basic and diluted shares are the same.

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  COMMON SHAREHOLDERS’ EQUITY (DEFICIT) (CONT.)

Stock Options

Beginning January 1, 2006, the Company applied FAS No. 123(R).  See Stock-Based Compensation in Note 2 – Significant Accounting Policies.

The following table summarizes the changes in the total number of stock option shares outstanding during the years ended December 31.

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at beginning of year	25,000	$2.00	25,000	$2.00
Options granted	--	--	--	--
Options exercised	--	--	--	--
Options forfeited	--	--	--	--

Options outstanding at end of year	25,000	2.00	25,000	2.00

Options exercisable at end of year	25,000	2.00	25,000	2.00

Weighted average fair value of options granted during the year	$--		$--

Common shares reserved for future grants at end of year	200,000		200,000

The following table summarizes information about fixed stock options outstanding at December 31, 2008:

Year Granted	Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining life (in years)
1999	2.00	25,000	25,000	0.8
		25,000	25,000

During the two fiscal years ended December 31, 2008, the Company awarded no stock options, nor were there any unvested option awards as of January 2, 2008, and thus, the Company recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R).  In addition, there were no option awards modified, repurchased or cancelled after December 28, 2006.  During the fiscal year ended December 31, 2008, no stock options were exercised, and therefore, no cash was received from stock option exercises.

Preferred Stock

The Company's Board of Directors is authorized to set the various rights and preferences for the Company's preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares of the Company’s newly authorized Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) to Glen F. Ceiley, the Company’s Chairman and Chief Executive Officer, with an 8.5% dividend rate at a price of $25 per share for a total purchase price of $900,000 cash.  Holders of the Preferred Stock have the right at any time to convert the liquidity preference of $25 for each share of Preferred Stock into shares of the Company’s Common Stock at the conversion price of $0.90 per share.  In the event of a liquidation or dissolution of the Company, holders of Series A Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders $25 per share plus all accrued dividends before any payments are made to the holders of Common Stock.

NOTE 11.  PROFIT SHARING AND RETIREMENT PLAN

Due to the sale of the Company’s operating assets and the elimination of all of its personnel, the Company terminated the profit sharing and 401(k) plans in 2006.

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases two restaurant properties, the Fowler Property and the Deland Property under non-cancelable lease agreements; the land portions are classified as operating leases, and the buildings as capital leases.

In September 1996, the Company entered into a twenty-year lease agreement with two five-year renewal options for the Brooksville Property. The lease agreement contained a purchase option, which the Company exercised in December 2007. The net book value of the assets covered by the lease at the time of purchase was $913,700. See Note 5.

In July 2002, the Company entered into a twenty-year lease agreement with two five-year renewal options for the Fowler Property. The lease was assigned to Banner on June 29, 2005 in connection with the Asset Sale; however, in December 2007, Banner vacated the property and the obligation under the lease reverted back to the Company. The lease was evaluated and the building and equipment portion of the lease was classified as a capital lease and the land portion classified as an operating lease. The building and equipment covered by the lease are recorded as capital assets in the aggregate amount of $160,000 at December 31, 2008, after impairment (see Note 4) and $1,197,300 at January 2, 2008. The interest portion of lease payments was computed at an annual rate of 10.74%.

During the first quarter of 2009, the Company evicted the subtenants from the Deland and Fowler Properties.  The Company is currently seeking replacement subtenants for the Deland location.

In March 2009, the Company reached an agreement with the owner of the Fowler Property.  The Company has agreed to pay $500,000 as a lump sum settlement of the Company’s current lease on that property.  In return, the owner has agreed to release the Company from any further obligation under the terms of the lease entered into on July 1, 2002.  Extinguishment of the remaining lease obligation will be accounted for during the first quarter of 2009.

In December 2004, the Company entered into a twenty-year lease agreement with two five-year renewal options for the Deland Property.  The lease was assigned to Banner on June 29, 2005 in connection with the Asset Sale, which lease had a purchase option and was guaranteed by the Company in the event Banner defaulted on the lease.  In September 2006, the lease was rejected by Banner in the bankruptcy court and the obligation under the lease reverted back to the Company. The lease was evaluated and the building and equipment portion of the lease was classified as a capital lease and the land portion was classified as an operating lease. The building and equipment covered by the lease were recorded as capital assets in the aggregate amount of $310,000 at December 31, 2008 after impairment (see Note 4) and $1,391,700 at January 2, 2008.  Interest is computed at an annual rate of 13.15%. The purchase option expired unused in December 2007.

Amortization expense on capitalized leases totaled $330,400 and $123,500  for the fiscal years ended December 31, 2008 and January 2, 2008, respectively, and is included in depreciation and amortization expense.

Future minimum lease obligations under non-cancelable capital leases and operating leases consist of the following as of December 31, 2008:

	Capital Leases	Operating Leases

2009	$355,100	$300,500
2010	363,900	300,500
2011	369,900	300,500
2012	394,200	300,500
2013	418,800	300,500
Future years	4,780,200	2,785,800

Total minimum lease payments	6,682,100	$4,288,300

Amount representing interest	(3,803,800)
Present value of net minimum payments	2,878,300
Current portion	(9,100)
Long-term capital lease obligations	$2,869,200

Rental expense for operating leases for the years ended December 31, 2008 and January 2, 2008 was $412,900 and $258,900, respectively.

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONT.)

Lease Obligations (cont.)

The Sylmar Property is leased to two tenants under operating leases.  The Company also subleases one of its three restaurant properties to a third party.  The following table shows the future minimum rentals receivable under non-cancelable operating leases in effect at December 31, 2008:

	Income-Producing Real Estate	Restaurant Properties	Total

2009	613,100	198,000	811,100
2010	488,800	203,900	692,700
2011	503,500	203,900	707,400
2012	514,700	210,100	724,800
	$2,120,100	$815,900	$2,936,600

Rental income from leases was $1,202,500 and $1,214,800 for 2008 and 2007, respectively.

In March 2009, the Company reached an agreement with the owner of the Fowler Property.  The Company has agreed to pay $500,000 as a lump sum settlement of the Company’s current lease on that property.  In return, the owner has agreed to release the Company from any further obligation under the terms of the lease entered into on July 1, 2002.  Extinguishment of the remaining lease obligation will be accounted for during the first quarter of 2009.

Legal Matters

In connection with the Asset Sale, a broker demanded a commission payment of $3.5 million.  The Company filed suit against the broker in an effort to expedite a resolution of the claim.  The Company agreed to place $400,000 in escrow in connection with the lawsuit.  In December 2007, a final judgment was made by the courts in favor of the broker for $2,317,000, which appears in discontinued operations on the Company’s income statement.  As a result of the judgment and subsequent settlement agreement between the Company and the broker, the $400,000 in escrow was returned to the Company in January 2008.  During 2008, the judge ruled an additional $46,200 payable to the broker for reimbursable expenses.  These amounts were paid in the first quarter of 2008.

In addition, in August 2005, the Company was sued by another broker who claims that a commission of $749,000 is payable to him as a result of the Asset Sale.  In May 2008, the Company and the broker entered into a written settlement agreement whereby the Company, without admitting liability, paid the broker the amount of $550,000 in satisfaction of the final judgment.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investments - Trading - The Company's investments – trading consist of marketable securities which are valued at the quoted market price.

Securities Sold, Not Yet Purchased – Valued at their quoted market price.

Certificates of Deposit - The Company believes that the carrying amount is a reasonable estimate of the fair value of the certificates of deposit.

Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. The Company believes the carrying amount is a reasonable estimate of such fair value.

NOTE 14.  RELATED PARTY TRANSACTIONS

During 2004, the Company sold 36,000 shares of the Company’s newly authorized Series A Cumulative Convertible Preferred Stock, with an 8.5% dividend rate at a price of $25 per share for a total purchase price of $900,000 cash to the Company’s Chairman.  During 2008, there were two preferred dividends approved by the Board of Directors that were paid to the Chairman for a total of approximately $38,200 in 2008.

In July 2004, the Company provided a $1 million letter of credit (see Note 7) to help cover the Company’s projected outstanding Workers’ Compensation liability.  The letter of credit is guaranteed on behalf of the Company by Bisco.  The Company’s Chairman and Chief Executive Officer is the President and sole shareholder of Bisco.  The cost of the letter of credit is $20,000 per year, which is reimbursed by the Company to Bisco.

The Company’s Chairman and Chief Executive Officer is the personal guarantor on the $5,756,000 loan from Community Bank, see Note 8.

The Company currently has a management agreement with Bisco, whereby Bisco provides administration and accounting services.  During 2008 and 2007, the Company paid Bisco approximately $98,800 and $123,000, respectively, for those services.  Such amounts are included in general and administrative expenses in the accompanying statements of operations.  The amounts due to Bisco at December 31, 2008 and January 2, 2008 were $26,500 and $49,300, respectively and are included in due to related party in the accompanying balance sheets.

Throughout 2008, the Company received bridge loans from Bisco in the amount of approximately $3,040,700, including interest, of which $1,575,000 was repaid during the year, $79,100 was applicable to interest.  Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board. The note agreements do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest at an annual rate of 7.5% is due six months from the date of each note.  The loans have been extended by the Company beyond six months to June 2009.

EACO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers.

Since 2005 the Company operates in one segment to operate and lease real estate income-producing properties.

NOTE 16.  SUBSEQUENT EVENTS

During the first quarter of 2009, the Company evicted the subtenants from the Deland and Fowler Properties.  The Company is currently seeking replacement subtenants for the Deland location.

In January 2009, the Company defaulted on its lease of the Fowler Property. In March 2009, the Company reached an agreement with the owner of the Fowler Property.  The Company has agreed to pay $500,000 as a lump sum settlement of the Company’s current lease on that property.  In return, the owner has agreed to release the Company from any further obligation under the terms of the lease entered into on July 1, 2002.  Extinguishment of the remaining lease obligation will be accounted for during the first quarter of 2009.

In January 2009, the Company defaulted on its lease of the Deland Property. The Company is still awaiting resolution on the Deland Property at this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
EACO Corporation
Anaheim, California

We have audited the accompanying consolidated balance sheets of EACO Corporation and former subsidiary (the “Company”) as of December 31, 2008 and January 2, 2008 and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EACO Corporation and former subsidiary as of December 31, 2008 and January 2, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had significant losses from operations, negative cash flows from operations, and a working capital deficit.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda and Williamson, LLP
Newport Beach, California
April 1, 2009

COMPANY'S REPORT ON FINANCIAL STATEMENTS

EACO Corporation management has prepared and is responsible for the accompanying consolidated financial statements and related consolidated financial information included in this report. These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and are appropriate under the circumstances. These consolidated financial statements necessarily include amounts determined using management's best judgments and estimates.

EACO Corporation maintains accounting and other control systems which the Company believes provides reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Company, although there are inherent limitations in all internal control structure elements, as well as cost/benefit considerations.

The Company’s financial statement close process was not effective as of December 31, 2008 as it relates to evaluating depreciation. Management views these matters as a material weakness as of December 31, 2008 as this control deficiency could have resulted in a material misstatement of our interim or annual consolidated financial statements that would not have been prevented or detected in a timely manner.

Because of the material weakness discussed above, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2008, based on the criteria in the Internal Control — Integrated Framework issued by COSO.

EACO Corporation

Corporate Listing

Corporate Officers and Directors

Glen Ceiley
Chief Executive Officer
Chairman of the Board
Principal occupation:
President & CEO of
Bisco Industries, Inc.
(International Distributor of
Electronic Components)

Steve Catanzaro
Director
Principal occupation:
Controller of Allied Business
Schools, Inc. (Home Study Course Schools)

William Means
Director
Principal occupation:
Vice President of
Information Services of
Bisco Industries, Inc.
(International Distributor of
Electronic Components)

Jay Conzen
Director
Principal occupation:
President of Old Fashioned
Kitchen, Inc. (National Food Distributor)
Independent Registered Public Accounting Firm Squar, Milner, Peterson, Miranda & Williamson LLP 4100 Newport Place Drive, Suite 300 Newport Beach, CA 92660

General Counsel McGuireWoods LLP P.O. Box 4099 Jacksonville, FL 32201

Transfer Agent / Rights Agent Mellon Investor Services LLC 200 Galleria Parkway Suite 1900 Atlanta, GA 30339

Form 10-K
A copy of the Company's Annual Report on Form 10-K for fiscal 2008, including the financial statements and the financial statement schedules, as filed with the Securities and Exchange Commission, may be obtained without charge by writing to:
Glen Ceiley, Corporate Secretary
EACO Corporation
1500 N. Lakeview Ave.
Anaheim, CA  92807

Common Stock Data

The Company's Common Stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol "EACO"; however, there is no established public trading market for the Company’s Common Stock.  As of March 1, 2009, there were 1,181 shareholders of record, not including individuals holding shares in street names. The closing sale price for the Company's stock on March 1, 2009 was $0.13.

The Company has never paid cash dividends on its Common Stock and does not expect to pay any dividends in the next few years. Management of the Company presently intends to retain all available funds for expansion of the business.

The quarterly high and low bid information of the Company's Common Stock as quoted on the OTCBB are set forth below.  These quoted prices represent inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions:

Market Price of Common Stock

	2008		2007
Quarter	High	Low	High	Low

First	$0.42	$0.12	$1.21	$1.02
Second	0.26	0.12	1.15	0.55
Third	0.15	0.15	0.61	0.46
Fourth	0.15	0.07	0.52	0.41