Form 10-Q
period 2009-04-01
EACO CORP
filed 2009-05-14
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2009

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

(714) 876-2490
(Registrant’s Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of April 28, 2009

Title of each class	Number of shares outstanding

Common Stock, $.01 par value	3,910,264

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	April 1, 2009	April 2, 2008

Revenues:
Rental Revenue	$260,900	$299,000
Total Revenues	260,900	299,000

Operating Expenses:
Depreciation and amortization	148,100	203,100
General and administrative expenses	368,700	499,900
Loss on disposal of equipment	146,400	--
Total operating expenses	663,200	703,000
Loss from operations	(402,300)	(404,000)

Investment gain	--	95,700
Gain on extinguishment of obligation under capital lease	949,300	--
Interest and other income	4,100	62,800
Interest expense	(259,000)	(216,600)
Income (loss) from continuing operations	292,100	(462,100)

Discontinued operations:
Loss from discontinued operations, net of income tax	--	(596,200)

Net income (loss) attributable to common shareholders	$292,100	$(1,058,300)

Basic income (loss) per share
Continuing operations	$0.07	$(0.12)
Discontinued operations	--	(0.15)
Net income (loss)	$0.07	$(0.27)

Basic weighted average common shares outstanding	3,910,264	3,910,264

Diluted income (loss) per share
Continuing operations	$0.06	$(0.12)
Discontinued operations	--	(0.15)
Net income (loss)	$0.06	$(0.27)

Basic and diluted weighted average common shares outstanding	4,910,264	3,910,264

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Balance Sheets

	April 1, 2009 (Unaudited)	December 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$13,600	$2,300
Receivables, net	56,600	1,100
Prepaid and other current assets	99,900	98,400
Total current assets	170,100	101,800
Certificate of deposit, pledged	791,400	789,200

Property and equipment:
Land	5,682,800	5,682,800
Building and improvements	5,946,900	5,838,700
Equipment	1,483,800	2,398,900
	13,113,500	13,920,400
Accumulated depreciation	(2,639,700)	(3,176,500)
Net property and equipment	10,473,800	10,743,900

Other assets, principally deferred charges, net of accumulated amortization	602,800	630,800
	$12,038,100	$12,265,700

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	456,200	$318,000
Accrued expenses	177,200	140,800
Due to related party	2,199,200	1,430,500
Current portion of workers compensation liability	159,600	159,600
Current portion of long-term debt and obligation under capital lease	239,000	250,100
Total current liabilities	3,231,200	2,299,000

Deferred rent	300	24,200
Deposit liability	115,000	115,000
Workers compensation liability	3,376,900	3,442,500
Long-term debt	7,409,100	7,465,600
Obligations under capital lease	1,563,300	2,869,200
Total liabilities	15,695,800	16,215,500

Shareholders' deficit:
Preferred stock of $0.01 par; authorized 10,000,000 shares;
outstanding 36,000 shares at April 1, 2009 and December 31, 2008 (liquidation value $900,000)	400	400
Common stock of $.01 par; authorized 8,000,000 shares;
outstanding 3,910,264 shares at April 1, 2009 and December 31, 2008	39,000	39,000
Additional paid-in capital	10,932,300	10,932,300
Accumulated deficit	(14,629,400)	(14,921,500)
Total shareholders' deficit	(3,657,700)	(3,949,800)
	$12,038,100	$12,265,700

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Statements of Cash Flows

	(Unaudited)
	Three Months Ended
	April 1, 2009	April 2, 2008

Operating activities:
Net income (loss)	$292,100	$(1,058,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	148,100	203,100
Net gain on investments	--	(95,800)
Gain on debt extinguishment	(949,300)	--
Loss on disposal of equipment	146,400	--
Amortization of deferred rent	--	(24,000)
Amortization of loss on contract	--	(13,100)
Decrease (increase) in:
Receivables	(55,500)	(39,900)
Prepaid and other current assets	(1,500)	(29,700)
Investments	(2,200)	(150,300)
Other assets	3,600	(31,100)
Increase (decrease) in:
Accounts payable	271,100	(53,600)
Securities sold, not yet purchased	--	(255,700)
Accrued liabilities	36,400	(1,732,900)
Deposit liability	--	9,000
Due to related party	88,700	--
Deferred rent	(23,900)	--
Workers compensation liability	(65,600)	(57,700)
Net cash used in operating activities	(111,600)	(3,330,000)

Investing activities:
Restricted cash	--	1,186,500
Net cash provided by investing activities	--	1,186,500

Financing activities:
Payments on long-term debt	(55,300)	(45,500)
Payment on capital lease	(1,800)	(200)
Payment on capital lease obligation settlement	(500,000)	--
Proceeds from issuance of related party debt	680,000	1,824,600
Payment on related party debt	--	(425,000)
Net cash provided by financing activities	122,900	1,353,900

Net change in cash and cash equivalents	11,300	(789,600)
Cash and cash equivalents – beginning of year	2,300	1,030,600
Cash and cash equivalents - end of period	$13,600	$241,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$209,300	$191,800

See accompanying notes to condensed financial statements.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 1, 2009
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial information instructions to Form 10-Q, and do not include all the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Eaco Corporation (the “Company”) as of April 1, 2009 and the results of operations and cash flows for the interim periods presented, have been made (consisting of normal recurring accruals and reclassifications of assets held for sale to assets held and used). The results of operations for the quarter ended April 1, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2009. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 2, 2009.

The accompanying condensed financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and had negative cash flow from operations for the year ended December 31, 2008, and had a working capital deficit of approximately $2,197,000 at that date.  As of April 1, 2009, the Company’s working capital deficit increased to $3,061,100.  The cash balance at April 1, 2009 was $13,600.  The cash outflows through March 2010 are estimated to total approximately $1,187,000, which will generate an estimated negative cash balance of $1,184,000 in the next twelve months.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has taken actions to address these matters, such as receiving bridge loans as described below; however, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans. In the event cash flow from operations is not sufficient, it is possible that the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. While management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

In each of the first three months of  2009, the Company received bridge loans from Bisco Industries (“Bisco”), an affiliated company that is wholly-owned and controlled by the Company’s Chairman and Chief Executive Officer, Glen F. Ceiley, in the amount of $680,000, accruing interest at 7.5% annually.  The bridge loan agreements do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of each note, maturing in June through August 2009.  The Company expects the loans can be extended beyond six months.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulleting (“SAB”) No. 104, Revenue Recognition, when all of the following conditions exist: (a) persuasive evidence of an arrangement exists as in the form of a lease document; (b) delivery has occurred, or services have been provided; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectability is reasonably assured.  The Company leases its properties to tenants under operating leases with terms of over one year.  Some of these leases contain scheduled rent increases. The Company records rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” .

Receivables from tenants are carried net of the allowance for uncollectible accounts.  An allowance is maintained for estimated losses resulting from the inability of tenants to meet their contractual obligations under their lease agreements.  We determine the adequacy of this allowance by continually evaluating individual tenant’s receivables considering the tenant’s financial condition and security deposits and current economic conditions.  An allowance for uncollectible accounts of approximately $26,300  and $53,400 as of April 1, 2009 and December 31, 2008, respectively, was determined to be necessary to reduce receivables to our estimate of the amount recoverable.

Fair Value Measurements

The Company adopted  SFAS No. 157, “Fair Value Measurements”, in the first quarter of fiscal 2008. SFAS 157 was amended in February 2008 by the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions”, and by FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the Company’s application of SFAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. FAS 157 was further amended in October 2008 by FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 to assets participating in inactive markets.

Implementation of SFAS 157 did not have a material effect on the Company’s results of operations or financial position and had no effect on the Company’s existing fair-value measurement practices. However, SFAS 157 requires disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 1, 2009
(Unaudited)

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include price and marketable securities that are actively traded.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. For the Company, Level 2 inputs include real estate sales comparisons obtained through third-party broker quotes used in determining the fair values of the Company’s real estate properties.

Level 3: Unobservable inputs. Beginning January 1, 2009, Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities. Level 3 inputs include estimates of property cash flow projections used in the determining the fair value of the Company’s real estate properties.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current period presentation.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In April 2009, the FASB Staff Position (“FSP”) 107-1 (“FSP 107-1”) amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amended Accounting Principals Board (“APB”) Opinion No. 28, “Interim financial Reporting” to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Management is evaluating the impact this FSP will have on the Company’s financial statement disclosures.

Note 3.  Investments

Prior to the quarter ended April 2, 2008, investments consisted of trading securities and securities sold, not yet purchased.  The Company holds no such investments at April 1, 2009, as the Company liquidated all of its investment holdings in the quarter ended April 2, 2008.

These securities were carried at fair market value, with unrealized gains and losses reported in the statement of operations as a component of other income (expense).  Gains or losses on securities sold were based on the specific identification method. The results for the quarter ended April 2, 2008 included realized gains from the sale of marketable securities of $12,400 and unrealized losses of $447,500.

A primary investment strategy used by the Company in 2008 consisted of the short-selling of securities, which resulted in obligations to purchase securities at a later date.  As of April 2, 2008, the Company had no obligation for these securities sold and not yet purchased as all of these positions were closed in the quarter ended April 2, 2008.  The Company recognized net gains on securities sold, not yet purchased of $530,800 for the quarter ended April 2, 2008.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 1, 2009
(Unaudited)

Note 4.    Dispositions

On June 1, 2004, the Company entered into an agreement with a third party restaurant operator to lease restaurant equipment from the Company.  The agreement called for rental payments to be made to the Company of $3,000 per month, with a $30,000 lump sum payment due at the end of the agreement in May 2009.  At that time, the equipment would become the property of the lessee.  During 2008, the lessee defaulted on the terms of the lease agreement.  In the first quarter of 2009, the Company decided to not pursue any legal action against the lessee, as the Company believes that the costs of legal action would outweigh the benefits received.  The Company recorded a loss of $5,000 related to the disposition of this equipment.

On March 27, 2009, the Company reached an agreement with the landlord of one of its capital leases (Fowler Property, located in Tampa, Florida). The Company provided a lump sum payment of $500,000 for the release from further obligations under such lease which resulted in a net gain of $949,300.  Payment of the $500,000 was made by Bisco, a related party, and that amount is included in due to related party in the accompanying condensed balance sheet at April 1, 2009.  The note related to this payment accrues interest at 7.5% and is due in September 2009. Concurrent with the release from the capital lease obligation,  the Company wrote-off the assets under capital lease on its books resulting in a loss on the disposition of the building and equipment of $141,400.

Note 5.    Workers’ Compensation Liability

Prior to the Asset Sale (defined below) the Company self-insured workers’ compensation losses up to certain limits.  The liability for workers’ compensation claims represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in current operations.  The workers’ compensation liability was approximately $3,537,000 and $3,602,000 at April 1, 2009 and December 31, 2008, respectively.

After the sale of substantially all of the Company’s restaurant assets (the “Asset Sale”) to Banner Buffets, LLC (“Banner”) pursuant to that certain Asset Purchase Agreement dated February 22, 2005, the Company terminated its self-insurance program, and no further claims were incurred after June 29, 2005.

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the Company’s projected outstanding liability.  In compliance with this requirement, in July 2004, the Company provided the Division with a $1 million letter of credit from a bank.  The current expiration date of that letter is May 30, 2009.  Based upon the bank’s evaluation of the Company’s credit and to avoid collateralization requirements, the letter of credit is guaranteed on behalf of the Company by Bisco.  In addition, the Company pledged in favor of the Division another $2,769,500 in letters of credit from various banks with expirations in 2009. These letters of credit are collateralized by the equity the Company holds in its Sylmar property which approximates $2 million and certificates of deposit totaling $791,400, which includes accrued interest through April 1, 2009.

Note 6.    Related Party Transactions

In July 2004, the Company provided a $1 million letter of credit to help cover the Company’s projected outstanding workers’ compensation liability.  The letter of credit is guaranteed on behalf of the Company by Bisco. The cost of the letter of credit is approximately $20,000 per year, which is reimbursed by the Company to Bisco.

The Company’s Chairman and Chief Executive Officer is the personal guarantor on two Company loans secured by reral estate payable to two banks (the $5,756,000 loan from Community Bank entered into in December 2007 and the $1,202,000 loan from Zion’s Bank entered into in April 2008).

The Company currently has a management agreement with Bisco, whereby Bisco provides administration and accounting services.  During the quarters ended April 1, 2009 and April 2, 2008, the Company paid Bisco approximately $36,000 and $39,000, respectively, for those services.  Such amounts are included in general and administrative expenses in the accompanying condensed statements of operations.  The amounts due to Bisco at April 1, 2009 and December 31, 2008 were approximately $64,000 and $27,000, respectively and are included in due to related party in the accompanying condensed balance sheets.

Throughout 2008, the Company received bridge loans from Bisco in the amount of approximately $3,041,000, including interest, of which $1,575,000 was repaid during the fiscal year 2008, $79,100 was applicable to interest.  During the quarter ended April 1, 2009, the Company received additional bridge loans from Bisco totaling $680,000.  The balance of the bridge loans was approximately $2,074,600 and $1,365,700 as of April 1, 2009 and December 31, 2008, respectively.  Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board. The bridge loans do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest at an annual rate of 7.5% is due six months from the date of each note.  The loans have been extended by the Company beyond six months and are due as follows:  $1,365,700 due June 2009, $118,900 due July 2009, $78,700 due August 2009 and $511,300 due September 2009.

As of April 1, 2009, interest accrued on the outstanding bridge loans totals $28,000 and is presented as a component of due to related party on the accompanying condensed balance sheets.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 1, 2009
(Unaudited)

Note 7.    Earnings (Loss) Per Share

The following is a quarterly reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for net loss from continuing operations attributable to common shareholders:

	(Unaudited)
	Three Months Ended
	April 1, 2009	April 2, 2008
Basic EPS from continuing operations:
Income (loss) from continuing operations	$292,100	$(462,100)
Less preferred stock dividends	--	--

Income (loss) from continuing operations for basic EPS Computation	$292,100	$(462,100)

Weighted average shares outstanding for basic EPS computation	3,910,264	3,910,264

Income (loss) per common share from continuing operations - basic	$0.07	$(0.12)

Diluted EPS from continuing operations:
Income (loss) from continuing operations	$292,100	$(462,100)
Less preferred stock dividends	--	--

Income (loss) from continuing operations
for diluted EPS Computation	$292,100	$(462,100)

Weighted average shares outstanding for diluted EPS computation	4,910,264	3,910,264

Income (loss) per common share from continuing operations - diluted	$0.06	$(0.12)

Note 8.    Commitments and Contingencies

Income Taxes

The Company had no material adjustments to its unrecognized tax benefits for the quarter ended April 1, 2009.

Legal Matters

In January 2009, the Company defaulted on its lease of the Fowler Property.  In March 2009, the Company reached a settlement with the owner of the Fowler Property.  See Note 4.

In January 2009, the Company defaulted on its lease of the Deland Property.  The Company has contacted the landlord and is still awaiting resolution on the Deland Property at this time.

The following matters related to the discontinued restaurant operations of the Company which were sold in July 2005:

In connection with the Asset Sale, a broker demanded a commission payment of $3.5 million.  The Company filed suit against the broker in an effort to expedite a resolution of the claim.  The Company agreed to place $400,000 in escrow in connection with the lawsuit.  In December 2007, a final judgment was made by the court in favor of the broker for approximately $2,317,000.  As a result of the judgment and subsequent settlement agreement (described below) between the Company and the broker, the $400,000 in escrow was returned to the Company in January 2008. On January 22, 2008, the Company and the broker, among others, entered into a written settlement agreement whereby the Company, without admitting liability, agreed to pay the broker the amount of $2,317,000 in satisfaction of the final judgment.  The settlement amount was paid in January 2008.  In March 2008, the court ruled the Company owed an additional $46,200 in reimbursements related to legal costs incurred by the broker.  That amount was paid during the quarter ended April 2, 2008 and is included in discontinued operations in the accompanying condensed statement of operations for the quarter ended April 2, 2008.

In August 2005, the Company was sued by another broker who claimed that a commission of $749,000 was payable to him as a result of the Asset Sale.  On May 9, 2008, the Company reached a settlement agreement with the broker whereby the Company, without admitting liability, agreed to pay the broker $550,000 which was accrued for as of April 2, 2008 and included in discontinued operations in the condensed statement of operations. On May 13, 2008, payment of the settlement was made by way of a short term loan from Bisco, see Note 6, Related Party Transactions.  Such amount is included in the amount due to related party during the year ended December 31, 2008.

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenues in accordance with SAB No. 104, Revenue Recognition, when all of the following conditions exist: (a) persuasive evidence of an arrangement exists as in the form of a lease document; (b) delivery has occurred, or services have been provided; (c) the Company’s price to the lessee is fixed or determinable; and (d) collectability is reasonably assured.  The Company leases its properties to tenants under operating leases with terms of over one year.  Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with  SFAS No. 13, “Accounting for Leases.”

Receivables from tenants are carried net of an allowance for uncollectible accounts.  An allowance is maintained for estimated losses resulting from the inability of any tenants to meet their contractual obligations under their lease agreements.  We determine the adequacy of this allowance by continually evaluating each tenant’s receivables considering the tenant’s financial condition and security deposits, and current economic conditions.  No allowance for uncollectible accounts was determined to be necessary at April 1, 2009.

Long Lived Assets

The Company’s accounting policy for the recognition of impairment losses on long-lived assets is considered critical.  The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the purpose of the impairment review, assets are tested on an individual basis.  The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such asset.  If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceeds the fair value. There were no impairment losses recorded during the quarter ended April 1, 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, the Company expects to adopt SFAS 160 at the beginning of 2009. Adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In April 2009, the FASB Staff Position (“FSP”) 107-1 (“FSP 107-1”) amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amended APB Opinion No. 28, “Interim financial Reporting” to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Management is evaluating the impact this FSP will have on the Company’s financial statement disclosures.

Use of Estimates

The preparation of the condensed financial statements of the Company requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include the Company’s workers’ compensation liability, the depreciable lives of assets, estimated loss on or impairment of long-lived assets and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates.  For a full description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed on April 2, 2009.

Results of Operations

Comparison of Quarters Ended April 1, 2009 and April 2, 2008

At April 1, 2009, the Company owned two real estate properties for restaurant use, one located in Orange Park, Florida (the “Orange Park Property”) and one in Brooksville, Florida (the “Brooksville Property”).  The Orange Park Property was vacant during the first quarter ended April 1, 2009. The Brooksville Property was occupied by a third party restaurant operator during the quarter ended April 1, 2009.  The Company is obligated for a capital lease at another location located in Deland, Florida (the “Deland Property”).  The Deland Property was vacant during the quarter ended April 1, 2009.  For the first quarter, until March 27, 2009, the Company was also obligated for a capital lease at a location located in Tampa, Florida (the “Fowler Property”).  On March 27, 2009, the Company reached an agreement with the owner of that property to release the Company from obligation under that lease for a lump sum payment of $500,000.  In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.

The Company experienced a decrease of $38,100 or 13% in rental revenue during the first quarter of 2009 compared to the first quarter of 2008, due to the Deland Property being vacant during the first quarter of 2009 while occupied during the first quarter of 2008.

Depreciation and amortization expenses decreased $55,000 or 27% in the first quarter of 2009 compared to the first quarter of 2008.  For the fiscal year ended December 31, 2008, the Company recognized an impairment on three properties, the Deland Property, the Fowler Property and the Brooksville Property.  The impairment lowered the values of these three assets, decreasing the depreciable basis going forward.  The first quarter of 2009 is the first quarter the assets were depreciated at their new basis.

General and administrative expenses consist mainly of rent and related property insurance expense, legal and other professional fees. General and administrative expenses decreased $131,200 or 30% during the first quarter of 2009 as compared to the first quarter of 2008, due mainly to decreases in property taxes and rent.  At the end of fiscal 2007, the Company regained the lease obligation related to the Fowler Property from its assignee, Banner Buffet (“Banner”), who defaulted on the lease.  During the first quarter 2008, the Company was required to pay property taxes and back rent related to the default of Banner.  These expenses were not required in the first quarter of 2009.

In the quarter ended April 2, 2008, the Company liquidated all of its investment holdings.  This resulted in no gain or loss from investments in the first quarter of 2009 versus a gain of $95,700 in the first quarter of 2008.

Interest expense increased by $42,400 or 20% in the quarter ended April 1, 2009 versus the quarter ended April 2, 2008, mainly due to the financing of the Brooksville Property that occurred in the second quarter of 2008.  Interest on the loan did not begin until after the end of the first quarter of 2008.

During the first quarter of 2009, the Company reached an agreement with the landlord of the Fowler Property where the landlord released the Company from all past and future obligations for a lump sum payment of $500,000.  The resulting gain on the extinguishment of the capital lease obligation for the Fowler Property of $949,300 was recognized in the first quarter of 2009.  No such debt extinguishment occurred in 2008.

The Company recognized a loss upon the disposition of the asset related to the Fowler Property of $141,400 in the first quarter of 2009.  In addition, the Company disposed of certain equipment being leased by a third party restaurant operator who defaulted on their lease obligation related to that equipment resulting in a further loss on disposition of equipment of $5,000.  No dispositions occurred in 2008.

Net income was $292,100 in the first quarter of 2009 compared to net loss of $1,058,300 in the first quarter of 2008, due to the gain on the extinguishment of the debt related to the Fowler Property, decreased by the loss on the disposal of the assets for the Fowler Property.  Earnings per share for the quarter was $0.07 in 2009 compared to a loss of $0.27 in 2008.

Liquidity and Capital Resources

The accompanying condensed financial statements of the Company have been prepared assuming that the Company will continue as a going concern.  The Company incurred significant losses of $1,058,300 and had negative cash flow from operations of $3,330,000 for the year ended December 31, 2008, and had a working capital deficit of $2,197,200 at that date.  During the quarter ended April 1, 2009, the working capital deficit increased to $3,061,100.  The cash balance at April 1, 2009 was $13,600.

The cash outflows through March 2010 are estimated to total approximately $1,187,000, which will generate an estimated negative cash balance of $1,184,700 in the next twelve months.

The Company currently has estimated equity of $4 to $7 million in its three owned properties, of which $2 million is encumbered by a standby letter of credit to the Florida Self Insurers Guaranty Association (“FSIGA”) as collateral for its workers compensation liability.  The Company has the ability to sell any or all of these properties to fund operations; however, there can be no assurance that an improvement in operating results will occur or that the Company will successfully implement its plans.

The Company will require additional funds in order to maintain its current operations.  In the past, short term funds have been provided by Bisco Industries, Inc. (“Bisco”) and management believes the Company can continue borrowing from Bisco if necessary.  The Company’s Chief Executive Officer and Chairman of the Board of Directors, Glen F. Ceiley, is the President and sole shareholder of Bisco.  In the long term, the Company expects any capital requirements to be provided through the sale or refinancing of property currently owned.  Additional sources of financing may include public or private offerings of equity or debt securities. While management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In 2008, the Company received bridge loans from Bisco in the amount of approximately $3,040,700, of which $1,575,000 has been repaid.  Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board. The note agreements do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of the note, although the Company believes the loans can be extended through June 2009.

On January 21, 2009, the Company borrowed an additional $50,000 from Bisco to cover fees related to renewing the lines of credit required by FSIGA with regards to the Company’s self insured worker’s compensation program.  The loan accrues interest at 7.5% per annum and principal and interest is due no later than July 21, 2009.

On January 26, 2009, the Company borrowed an additional $60,000 from Bisco to cover operating cash flow requirements through January 2009.  The note accrues interest at 7.5% per annum and principal and interest is due no later than July 26, 2009.

On February 17, 2009, the Company borrowed, on a short term basis, $70,000 from Bisco to fund its operations.  The note accrues interest monthly at 7.5% per annum and principal and interest is due no later than August 17, 2009.

On March 31, 2009, the Company borrowed, on a short term basis, $500,000 from Bisco to fund the payment related to the buy out of the Fowler Property lease.  The note payable accrues interest monthly at 7.5% per annum and principal and interest is due no later than September 30, 2009.

Substantially all of the Company’s revenues are derived from rental income.  Therefore, the Company has not carried significant receivables or inventories and the primary working capital requirements are lease payments, repayment of debt, legal expenses and payment on the workers’ compensation liability.

As stated above, at April 1, 2009, the Company had a working capital deficit of $3,061,100 compared to a working capital deficit of $2,197,200 at December 31, 2008.  The increase was due to the borrowing required to pay the owner of the Fowler Property per the terms of the settlement agreement releasing the Company from the obligations associated with that lease, as well as additional borrowing to fund normal operating expenses.  Cash used in operating activities was $111,600 in the quarter ended April 1, 2009, compared to cash used in operating activities of $3,330,000 in the quarter ended April 2, 2008.  The decrease in cash used in operating activities was primarily due to the payment of two legal settlements with two brokers in the first quarter of 2008.  No such payment occurred in 2009.

Cash provided by investing activities was $0 for the first quarter of 2009 versus $1,186,500 in the first quarter months of 2008.  During the first quarter of 2008, the Company received $400,000 of previously restricted cash in escrow related to litigation that was settled at the end of fiscal 2007.  Also, during the first quarter of 2008, the Company liquidated all of its equity holdings, including securities sold, not yet purchased resulting in a further reduction of restricted cash of $786,500.  Cash related to these securities sold, not yet purchased was considered restricted as it was required to repurchase the stock.

Net cash provided by financing activities was $122,900 in the first quarter of 2009 was due to the proceeds received from the related party loan from Bisco of $180,000.  The purpose of these loans was to supply the Company with operating cash flow for the first quarter of 2009.

In connection with the Convertible Preferred Stock owned by the Company’s Chief Executive Officer and Chairman of the Board, Glen Ceiley, dividends are paid quarterly when declared by the Company’s Board of Directors.  The Company paid no quarterly dividends in the quarter ended April 1, 2009.  There were no accrued declared dividends as of April 1, 2009.

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

The Company entered into a loan agreement with GE Capital for the Orange Park Property in 1996.  As of April 1, 2009, the outstanding balance due under the Company’s loan with GE Capital was $727,900.  In December 2007, the Company refinanced the Sylmar Property with Community Bank.  As of April 1, 2009, the outstanding balance due on the Community Bank loan was $5,724,200.  In April 2008, the Company completed financing of the Brooksville Property with Zions Bank.  Proceeds of the loan were used to partially repay the related party loan received from Bisco.  As of April 1, 2009, the outstanding balance due on the Zions Bank loan was $1,199,100.  The weighted average interest rate on the Company’s loans was 6.2%.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures, except for the land leases on the restaurant properties treated as operating leases.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and previously by entering into leases.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that some are recorded as liabilities in the balance sheet while others are required to be disclosed in the Notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed on April 2, 2009 and the Company’s Quarterly Report on Form 10-Q included herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").  Based upon management's evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the Chief Executive Officer of the Company concluded that, subject to the limitations noted below, the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Exchange Act) are not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management, in assessing its disclosure controls and procedures for the quarter ended April 1, 2009, identified a lack of sufficient control in the area of financial reporting. This control weakness allowed for material errors to our financial reports to go undetected.  Please refer to the discussion below for more details regarding this material weakness and management’s remediation plans.

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

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

10.1	Settlement Agreement dated as of March 27, 2009 by and between EACO Corporation, Glen Ceiley, Don Wagner, After Hours, LLC and Fred Wickman.
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

Date: May 13, 2009                                                               /s/ Glen Ceiley
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

10.1	Settlement Agreement dated as of March 27, 2009 by and between EACO Corporation, Glen Ceiley, Don Wagner, After Hours, LLC and Fred Wickman.
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.