Form 10-Q
period 2009-07-01
EACO CORP
filed 2009-08-17
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2009

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

(714) 876-2490
(Registrant’s Telephone No.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of July 29, 2009
Title of each class	Number of shares outstanding

Common Stock, $.01 par value	3,910,264

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation
Condensed Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	July 1, 2009	July 2, 2008	July 1, 2009	July 2, 2008

Revenues:
Rental Revenue	$234,700	$349,400	$495,600	$648,400
Total Revenues	234,700	349,400	495,600	648,400

Cost and Expenses:
Depreciation and amortization	129,500	153,700	277,600	356,800
General and administrative expenses	261,600	460,000	630,300	959,900
Loss on disposal of assets	--	--	146,400	--
Total costs and expenses	391,100	613,700	1,054,300	1,316,700
Loss from operations	(156,400)	(264,300)	(558,700)	(668,300)

Investment gain	--	--	--	95,700
Interest and other income	3,300	85,600	7,500	148,400
Interest expense	(199,500)	(256,100)	(458,600)	(472,700)
Gain on extinguishment of obligation under capital lease	--	--	949,300	--
Loss from continuing operations	(352,600)	(434,800)	(60,500)	(896,900)

Discontinued operations:

Gain/(loss) from discontinued operations, net of income tax	200,000	--	200,000	(596,200)

Net income (loss)	(152,600)	(434,800)	139,500	(1,493,100)

Undeclared cumulative preferred stock dividend	(19,100)	(19,100)	(38,200)	(19,100)

Net income (loss) attributable to common shareholders	(171,700)	(453,900)	101,300	(1,512,200)

Basic income (loss) per share:
Continuing operations	$(0.09)	$(0.11)	$(0.02)	$(0.22)
Discontinued operations	0.05	--	0.05	(0.15)
Net income (loss)	$(0.04)	$(0.11)	$0.03	$(0.37)

Basic weighted average common shares outstanding	3,910,264	3,910,264	3,910,264	3,910,264

Diluted income (loss) per share continuing operations	$(0.09)	$(0.11)	$(0.01)	$(0.22)
Discontinued operations	0.05	--	0.04	(0.15)
Net income (loss)	$(0.04)	$(0.11)	$0.03	$(0.37)

Diluted weighted average common shares outstanding	3,910,264	3,910,264	4,910,264	3,910,264

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Balance Sheets

	July 1, 2009 (Unaudited)	December 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$5,600	$2,300
Receivables, net	18,200	1,100
Prepaid and other current assets	269,000	98,400
Total current assets	292,800	101,800
Certificate of deposit, pledged	769,500	789,200

Property and equipment:
Land	5,682,800	5,682,800
Building and improvements	5,946,900	5,838,700
Equipment	1,483,800	2,398,900
	13,113,500	13,920,400
Accumulated depreciation	(2,744,800)	(3,176,500)
Net property and equipment	10,368,700	10,743,900

Other assets, principally deferred charges, net of accumulated amortization	578,800	630,800
	$12,009,800	$12,265,700

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$448,900	$318,000
Accrued expenses	219,600	140,800
Due to related party	2,401,600	1,430,500
Current portion of workers compensation liability	159,600	159,600
Current portion of long-term debt and obligation under capital lease	245,800	250,100
Total current liabilities	3,475,500	2,299,000

Deferred rent	--	24,200
Deposit liability	115,000	115,000
Workers compensation liability	3,317,000	3,442,500
Long-term debt	7,350,500	7,465,600
Obligation under capital lease	1,562,100	2,869,200
Total liabilities	15,820,100	16,215,500

Shareholders' deficit:
Preferred stock of $0.01 par; authorized 10,000,000 shares;
Issued and outstanding 36,000 shares at July 1, 2009 and December 31, 2008 (liquidation value $900,000)	400	400
Common stock of $0.01 par; authorized 8,000,000 shares;
Issued and outstanding 3,910,264 shares at July 1, 2009 and December 31, 2008	39,000	39,000
Additional paid-in capital	10,932,300	10,932,300
Accumulated deficit	(14,782,000)	(14,921,500)
Total shareholders' deficit	(3,810,300)	(3,949,800)
	$12,009,800	$12,265,700

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Statements of Cash Flows

	(Unaudited)
	Six Months Ended
	July 1, 2009	July 2, 2008

Operating activities:
Net income (loss)	$139,500	$(1,493,100)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	277,500	356,800
Net gain on investments	--	(95,900)
Gain on extinguishment of obligation under capital lease	(949,300)	--
Gain on legal settlement	(200,000)	--
Loss on disposal of equipment	146,400	--
Amortization of deferred rent	--	(47,900)
Decrease (increase) in:
Receivables	(17,100)	(106,100)
Prepaid and other current assets	(29,400)	(9,500)
Investments	19,700	(154,100)
Other assets	3,300	(143,100)
Increase (decrease) in:
Accounts payable	263,800	(74,900)
Securities sold, not yet purchased	--	(255,700)
Accrued liabilities	78,800	(2,197,300)
Deposit liability	--	22,500
Due to related party	126,100	--
Loss on contract	--	123,500
Deferred rent	(24,200)	--
Workers compensation liability	(125,500)	(131,800)
Net cash used in operating activities	(231,600)	(4,206,600)

Investing activities:
Restricted cash	--	1,186,500
Net cash provided by investing activities	--	1,186,500

Financing activities:
Proceeds from issuance of long-term debt	--	1,179,700
Payments on long-term debt	(109,200)	(63,300)
Payment on capital lease	(900)	(200)
Preferred stock dividend	--	(19,100)
Payment on capital lease obligation settlement	(500,000)	--
Proceeds from issuance of related party debt	845,000	2,474,600
Payment on related party debt	--	(1,575,000)
Net cash provided by financing activities	234,900	1,996,700

Net change in cash and cash equivalents	3,300	(1,023,400)
Cash and cash equivalents – beginning of year	2,300	1,030,600
Cash and cash equivalents - end of period	$5,600	$7,200

Supplemental disclosures of cash flow information:
Cash paid for interest	$363,000	$274,500

See accompanying notes to condensed financial statements.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 1, 2009
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial information instructions to Form 10-Q, and do not include all the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Eaco Corporation (the “Company”) as of July 1, 2009 and the results of operations and cash flows for the interim periods presented, have been made. The results of operations for the three and six months ended July 1, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2009. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 2, 2009.

The accompanying condensed financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and had negative cash flow from operations for the year ended December 31, 2008, and had a working capital deficit of approximately $2,197,200 at that date.  As of July 1, 2009, the Company’s working capital deficit increased to $3,182,700.  The cash balance at July 1, 2009 was $5,600.  The cash outflows through June 2010 are estimated to total approximately $989,400, which will generate an estimated negative cash balance of $983,800 in the next twelve months.

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

In each of the first six months of  2009, the Company received bridge loans from Bisco Industries (“Bisco”), an affiliated company that is wholly-owned and controlled by the Company’s Chairman and Chief Executive Officer, Glen F. Ceiley, in the amount of $845,000, accruing interest at 7.5% annually.  The bridge loan agreements do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of each note, maturing in August through December 2009.  The Company expects the loans can be extended beyond six months.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current period presentation.

Subsequent Events

The Company evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission on August 17, 2009.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition”, when all of the following conditions exist: (a) persuasive evidence of an arrangement exists as in the form of a lease document; (b) delivery has occurred, or services have been provided; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectability is reasonably assured.  The Company leases its properties to tenants under operating leases with terms of over one year.  Some of these leases contain scheduled rent increases. The Company records rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”.

Receivables from tenants are carried net of an allowance for uncollectible accounts.  An allowance is maintained for estimated losses resulting from the inability of tenants to meet their contractual obligations under their lease agreements.  We determine the adequacy of this allowance by continually evaluating individual tenant’s receivables considering the tenant’s financial condition and security deposits and current economic conditions.  An allowance for uncollectible accounts of approximately $0 and $53,400 as of July 1, 2009 and December 31, 2008, respectively, was determined to be necessary to reduce receivables to our estimate of the amount collectible.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 1, 2009
(Unaudited)

Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, in the first quarter of fiscal 2008. SFAS 157 was amended in February 2008 by the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions”, and by FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the Company’s application of SFAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. SFAS 157 was further amended in October 2008 by FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 to assets participating in inactive markets.  On April 9, 2009, SFAS 157 was amended again by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.

Implementation of SFAS 157 did not have a material effect on the Company’s results of operations or financial position and had no effect on the Company’s existing fair-value measurement practices. However, SFAS 157 requires disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include price and marketable securities that are actively traded.  At this time, the Company holds no Level 1 securities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. For the Company, Level 2 inputs include real estate sales comparisons obtained through third-party broker quotes used in determining the fair values of the Company’s real estate properties.

Level 3: Unobservable inputs. Beginning January 1, 2009, Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities. Level 3 inputs for real estate properties (owned or subject to capital leases) include estimates of cash flow projections used in the determining the fair value of the Company’s real estate properties. Cash flow projections were derived from studies of comparable market sublease rent rates for similar real estate properties, market ground lease rates, and vacancy and collection loss estimates.  There were no changes in the valuation techniques or the related inputs during the quarter.

Note 2.  Significant Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009.  We are currently evaluating the potential impact on our financial statements when implemented.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We are currently evaluating the potential impact on our financial statements when implemented.

 In June 2009, the FASB   issued   Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 1, 2009
(Unaudited)

Note 3.  Investments

Prior to the quarter ended April 2, 2008, investments consisted of trading securities and securities sold, not yet purchased.  The Company holds no such investments at July 1, 2009, as the Company liquidated all of its investment holdings in the quarter ended April 2, 2008.

These securities were carried at fair market value, with unrealized gains and losses reported in the statement of operations as a component of other income (expense).  Gains or losses on securities sold were based on the specific identification method. The results for the six months ended July 2, 2008 included realized gains from the sale of marketable securities of $12,400 and unrealized losses of $447,500.

A primary investment strategy used by the Company in 2008 consisted of the short-selling of securities, which resulted in obligations to purchase securities at a later date.  As of July 2, 2008, the Company had no obligation for these securities sold and not yet purchased as all of these positions were closed in the quarter ended April 2, 2008.  The Company recognized net gains on securities sold, not yet purchased of $530,800 for the six months ended July 2, 2008.

Note 4.    Dispositions

On June 1, 2004, the Company entered into an agreement with a third party restaurant operator to lease restaurant equipment from the Company.  The agreement called for rental payments to be made to the Company of $3,000 per month, with a $30,000 lump sum payment due at the end of the agreement in May 2009.  At that time, the equipment would become the property of the lessee.  During 2008, the lessee defaulted on the terms of the lease agreement.  In the first quarter of 2009, the Company decided to not pursue any legal action against the lessee, as the Company believes that the costs of legal action would outweigh the benefits received.  The Company recorded a loss of $5,000 related to the disposition of this equipment during the quarter ended April 1, 2009.

On March 27, 2009, the Company reached an agreement with the landlord of one of its capital leases (Fowler Property, located in Tampa, Florida). The Company provided a lump sum payment of $500,000 for the release from further obligations under such lease which resulted in a net gain of $949,300.  Payment of the $500,000 was made by Bisco, a related party, and that amount is included in due to related party in the accompanying condensed balance sheet at July 1, 2009.  The note related to this payment accrues interest at 7.5% and is due in September 2009. Concurrent with the release from the capital lease obligation,  the Company wrote-off the assets under capital lease on its books resulting in a loss on the disposition of the building and equipment of $141,400.

In May 2009, the Company was sued by the landlord of the Deland Property.  In the suit, the landlord claimed damages related to the capital lease for rent not paid by the Company, plus penalties and interest.  Subsequent to quarter end, on July 29, 2009, the landlord and the Company agreed to a settlement on the Deland Property and the related capital lease.  For a total sum of $2,123,000, the landlord agreed to sell the Deland Property to the Company and release the Company from any further obligations under the lease.  The agreement required a non-refundable deposit of $200,000 to be paid five days after the signing of the agreement, with the remaining $1,923,000 due sixty days after the signing of the agreement.  Payment related to the $200,000 deposit was borrowed by the Company from Bisco Industries under a note agreement, and it is anticipated that the remaining balance will also be borrowed from Bisco under a similar note agreement.  The note accrues interest at 7.5% per annum and is due in January 2010.

Note 5.    Workers’ Compensation Liability

Prior to the Asset Sale (defined below) the Company self-insured workers’ compensation losses up to certain limits.  The liability for workers’ compensation claims represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in current operations.  The workers’ compensation liability was approximately $3,476,600 and $3,602,000 at July 1, 2009 and December 31, 2008, respectively.

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

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 1, 2009
(Unaudited)

Note 6.    Related Party Transactions

In July 2004, the Company provided a $1 million letter of credit to help cover the Company’s projected outstanding workers’ compensation liability.  The letter of credit is guaranteed on behalf of the Company by Bisco.   The cost of the letter of credit is approximately $20,000 per year, which is reimbursed by the Company to Bisco.

The Company’s Chairman and Chief Executive Officer is the personal guarantor on two Company loans secured by real estate payable to two banks (the $5,756,000 loan from Community Bank entered into in December 2007 and the $1,202,000 loan from Zion’s Bank entered into in April 2008).

The Company currently has a management agreement with Bisco, whereby Bisco provides administration and accounting services.  During the three months ended July 1, 2009 and July 2, 2008, the Company paid Bisco approximately $30,500 and $30,500, respectively, for those services.  During the six months ended July 1, 2009 and July 2, 2008, the Company paid Bisco approximately $66,150 and $69,800. Such amounts are included in general and administrative expenses in the accompanying condensed statements of operations.  The amounts due to Bisco at July 1, 2009 and December 31, 2008 were approximately $102,800 and $27,000, respectively and are included in due to related party in the accompanying condensed balance sheets.

Throughout 2008, the Company received bridge loans from Bisco in the amount of approximately $3,041,000, including interest, of which $1,575,000 was repaid during the fiscal year 2008, and $79,100 was applicable to interest.  During the quarter and six months ended July 1, 2009, the Company received additional bridge loans from Bisco totaling $165,000 and $845,000, respectively.  The balance of the bridge loans was approximately $2,279,700 and $1,365,700 as of July 1, 2009 and December 31, 2008, respectively.  Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board. The bridge loans do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest at an annual rate of 7.5% is due six months from the date of each note.  The loans have been extended by the Company beyond six months and are due as follows:  $2,114,700 due September 2009, $125,000 due October 2009, $15,000 due November 2009 and $25,000 due December 2009.

As of December 31, 2008 and July 1, 2009, interest accrued on the outstanding bridge loans was $8,400 and $69,100 and is presented as a component of due to related party on the accompanying condensed balance sheets.

Note 7.    Earnings (Loss) Per Share

The following is a quarterly reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for net loss from continuing operations attributable to common shareholders:

	(Unaudited)		(Unaudited)
	Quarters Ended		Six Months Ended
	July 1, 2009	July 2, 2008	July 1, 2009	July 2, 2008
EPS from continuing operations – basic:
Loss from continuing operations	$(352,600)	$(434,800)	$(60,500)	$(896,900)
Less preferred stock dividends	(19,100)	(19,100)	(38,200)	(19,100)

Loss from continuing operations
for basic and diluted
EPS Computation	$(371,700)	$(453,900)	$(98,700)	$(916,000)

Weighted average shares outstanding for basic and diluted EPS computation	3,910,264	3,910,264	3,910,264	3,910,264

Income per common share from continuing operations – basic	$(0.09)	$(0.11)	$0.03	$(0.22)

EPS from continuing operations – diluted:
Loss from continuing operations	$(352.600)	$(434,800)	$(60,500)	$(896,900)
Less preferred stock dividends	(19,100)	(19,100)	(38,200)	(19,100)

Loss from continuing operations
for basic and diluted
EPS Computation	$(371,700)	$(453,900)	$(98,700)	$(916,000)

Weighted average shares outstanding for basic and diluted EPS computation	3,910,264	3,910,264	,4,910,264	3,910,264

Loss per common share from continuing operations - diluted	$(0.09)	$(0.11)	$(0.01)	$(0.22)

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 1, 2009
(Unaudited)

Note 8.    Commitments and Contingencies

Income Taxes

The Company had no material adjustments to its unrecognized tax benefits for the quarter or six months ended July 1, 2009.

Legal Matters

In January 2009, the Company defaulted on its lease of the Fowler Property.  In March 2009, the Company reached a settlement with the owner of the Fowler Property.  See Note 4.

In January 2009, the Company defaulted on its lease of the Deland Property.  On May 12, 2009, the landlord filed suit against the Company regarding the default.    Subsequent to July 1, 2009, the Company reached a settlement with the owner of the Deland Property.  See Note 4.

On May 28, 2009, the Company reached a settlement with one of the Company’s self insured worker’s compensation third party administrators (“TPA”) regarding one of the current outstanding worker’s compensation claims against the Company.  In the settlement, the TPA agreed to indemnify the Company a portion of the claim the Company has paid with regards to one claimant.  The amount of the settlement for $200,000 is contained in Discontinued Operations in the Company’s Condensed Statements of Operations for the six months ended July 1, 2009.

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

In May 2009, the Company was sued by the landlord of the Deland Property.  In the suit, the landlord claimed damages related to the capital lease for rent not paid by the Company, plus penalties and interest.  Subsequent to quarter end, on July 31, 2009, the landlord and the Company agreed to a settlement on the Deland Property and the related capital lease.  For a total sum of $2,123,000, the landlord agreed to sell the Deland Property to the Company and release the Company from any further obligations under the lease.  The agreement required a non-refundable deposit of $200,000 to be paid five days after the signing of the agreement, with the remaining $1,923,000 due sixty days after the signing of the agreement.  Payment related to the $200,000 deposit was borrowed by the Company from Bisco Industries under a note agreement, and it is anticipated that the remaining balance will also be borrowed from Bisco under a similar note agreement.  The note accrues interest at 7.5% per annum and is due in January 2010.

Management expects to report a gain on the transaction however the actual amount is currently not determinable, given recent market volatility and a transaction date of early September.  The property’s value will have a significant effect on any gain or loss the Company recognizes at closing.

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

Receivables from tenants are carried net of an allowance for uncollectible accounts.  An allowance is maintained for estimated losses resulting from the inability of any tenants to meet their contractual obligations under their lease agreements.  We determine the adequacy of this allowance by continually evaluating each tenant’s receivables considering the tenant’s financial condition and security deposits, and current economic conditions.  No allowance for uncollectible accounts was determined to be necessary at July 1, 2009.

Long Lived Assets

The Company’s accounting policy for the recognition of impairment losses on long-lived assets is considered critical.  The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the purpose of the impairment review, assets are tested on an individual basis.  The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such asset.  If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceeds the fair value. There were no impairment losses recorded during the six months ended July 1, 2009.

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

Use of Estimates

The preparation of the condensed financial statements of the Company requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include the Company’s workers’ compensation liability, the depreciable lives of assets, allowance against accounts receivable, estimated loss on or impairment of long-lived assets and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates.  For a full description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed on April 2, 2009.

Results of Operations

Comparison of Quarters Ended July 1, 2009 and July 2, 2008

At July 1, 2009, the Company owned two real estate properties for restaurant use, one located in Orange Park, Florida (the “Orange Park Property”) and one in Brooksville, Florida (the “Brooksville Property”).  The Orange Park Property was vacant during the quarter ended July 1, 2009.  The Brooksville Property was occupied by a third party restaurant operator during the quarter ended July 1, 2009.  The Company is obligated for a capital lease at another location located in Deland, Florida (the “Deland Property”).  The Deland Property was vacant during the quarter ended July 1, 2009.  In July 2009, the Company reached an agreement with the owner of that property to release the Company from obligation under the capital lease and sell the property to the Company for a combined amount of $2,123,000.  For the first quarter, until March 27, 2009, the Company was also obligated for a capital lease at a location located in Tampa, Florida (the “Fowler Property”).  On March 27, 2009, the Company reached an agreement with the owner of that property to release the Company from obligation under that lease for a lump sum payment of $500,000.  In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.

The Company experienced a decrease of $114,700 or 32% in rental revenue during the second quarter of 2009 compared to the second quarter of 2008, due to the loss of the tenants in the Deland and Fowler Properties during February 2009 and December 2008, respectively.

Depreciation and amortization expenses decreased $24,200 or 15% in the second quarter of 2009 compared to the second quarter of 2008, due to the settlement reached with the Fowler Property landlord in the first quarter of 2009 which removed the capital lease asset from the Company’s accounts.

General and administrative expenses consist mainly of rent and related property insurance expense, legal and other professional fees. General and administrative expenses decreased $198,400 or 44% during the second quarter of 2009 as compared to the second quarter of 2008, due mainly to a decrease in rent from the Fowler Property, as well as the absence of the contract losses related to the Fowler Property recorded in 2008.

Interest and other income decreased $82,300 or 96% in the second quarter of 2009 versus the second quarter of 2008.  During 2008, the Company received a reimbursement from the Florida Disability Trust Fund for moneys paid on a particular claim of the Company’s self insured worker’s compensation program.  No such reimbursement occurred in the current quarter.

Interest expense decreased by $56,600 or 22% in the quarter ended July 1, 2009 versus the quarter ended July 2, 2008, mainly due to the settlement reached with the owner of the Fowler Property in the first quarter of 2009, resulting in no capital lease payments paid subsequent to the first quarter 2009.

In June 2009, the Company received a settlement from one of its third party administrators that the Company had sued regarding a claim on its self insured worker’s compensation program.  The settlement amount is included in discontinued operations.  No such items occurred in the quarter ending July 2, 2008.

Net loss was $152,600 in the second quarter of 2009 compared to net loss of $434,800 in the second quarter of 2008.  Loss per share for the quarter was $0.04 in 2009 compared to $0.11 in 2008.  The 2009 second quarter loss was due primarily to the Deland and Orange Park Properties being vacant for the quarter as well as legal fees related to one outstanding action the Company has pending against the Company’s third party administrator.  The 2008 second quarter loss was due primarily to legal and professional fees and interest expense due to the refinancing of the Sylmar Property and new mortgage on the Brooksville Property.

Comparison of Six Months Ended July 1, 2009 and July 2, 2008

The Company experienced a decrease of $152,800 or 23% in rental revenue during the first six months of 2009 compared to the first six months of 2008, due to the vacancy of both the Deland Property and Fowler Property during the first six months of 2009 and first quarter of 2009, respectively, exceeding the loss of income from the vacancy of the Orange Park Property.

Depreciation and amortization expenses decreased $79,200 or 22% during the first six months of 2009 compared to the first six months of 2008 mainly due to the Fowler Property settlement agreement in the first quarter of 2009, resulting in no depreciation for that property in the second quarter.  The Fowler Property was depreciated throughout the first six months of 2008.

General and administrative expenses decreased $329,600 or 34% during the first six months of 2009 compared to the first six months of 2008 mainly due to the contract loss recognized on the Fowler Property in 2008 that did not occur in 2009.  The remaining difference relates to lower rents in 2009 due to the settlement on the Fowler Property, as well as lower legal fees in 2009 versus 2008.  In the first half of 2008, the Company settled the Horn and Lurie cases.  There were no equivalent cases in 2009.

The results for the first six months of 2008 included realized gains from the sale of marketable securities of $104,400 and unrealized losses of $8,700.  In April 2008, the company liquidated all of its investment holdings, therefore there are no related gains and losses in 2009.

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

The Company recognized a loss upon the disposition of the asset related to the Fowler Property of $141,400 in the first quarter of 2009.  In addition, the Company disposed of certain equipment being leased by a third party restaurant operator who defaulted on their lease obligation related to that equipment resulting in a further loss on disposition of equipment of approximately $5,000.  No dispositions occurred in 2008.

Interest and other income decreased $140,900 or 95%.  During 2008, the Company received a reimbursement from the Florida Disability Trust Fund for moneys paid on a particular claim of the Company’s self insured worker’s compensation program.  No such reimbursement occurred in the current six months.

In June 2009, the Company received a settlement from one third party administrators that the Company had sued regarding a claim on its self insured worker’s compensation program.  The settlement amount of $200,000 is included in discontinued operations.  In the first six months of 2008, the Company settled a lawsuit filed against it by a broker claiming a commission resulting from the Asset Sale, resulting in a loss from discontinued operations for that period.

Net income was $139,500 in the first six months of 2009, compared to net loss of $1,493,100 in the first six months of 2008.  Income per share for the six months was $0.03 cents in 2009 compared to a loss per share of $0.37 in 2007.

Liquidity and Capital Resources

The accompanying condensed financial statements of the Company have been prepared assuming that the Company will continue as a going concern.  The Company incurred significant losses of $1,058,300 and had negative cash flow from operations of $3,330,000 for the year ended December 31, 2008, and had a working capital deficit of $2,197,200 at that date.  During the quarter ended July 1, 2009, the working capital deficit increased to $3,182,700.  The cash balance at July 1, 2009 was $5,600.

The cash outflows through June 2010 are estimated to total approximately $989,400, which will generate an estimated negative cash balance of $983,400 in the next twelve months.

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

In 2008, the Company received bridge loans from Bisco in the amount of approximately $3,040,700, of which $1,575,000 has been repaid.  Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board. The note agreements do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest is due six months from the date of the note, although the Company believes the loans can be extended through September 2009.

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

On April 14, 2009, the Company borrowed, on a short term basis, $50,000 from Bisco to fund its operations.  The note accrues interest monthly at 7.5% per annum and principal and interest is due no later than October 14, 2009.

On April 20, 2009, the Company borrowed, on a short term basis, $75,000 from Bisco to fund its operations.  The note accrues interest monthly at 7.5% per annum and principal and interest is due no later than October 20, 2009.

On May 27, 2009, the Company borrowed, on a short term basis, $15,000 from Bisco to fund its operations.  The note accrues interest monthly at 7.5% per annum and principal and interest is due no later than November 27, 2009.

On June 30, 2009, the Company borrowed, on a short term basis, $25,000 from Bisco to fund its operations.  The note accrues interest monthly at 7.5% per annum and principal and interest is due no later than December 30, 2009.

Substantially all of the Company’s revenues are derived from rental income.  Therefore, the Company has not carried significant receivables or inventories and the primary working capital requirements are lease payments, repayment of debt, legal expenses and payment on the workers’ compensation liability.

As stated above, at July 1, 2009, the Company had a working capital deficit of $3,182,700 compared to a working capital deficit of $2,197,200 at December 31, 2008.  The increase was due to the borrowing required to pay the owner of the Fowler Property per the terms of the settlement agreement releasing the Company from the obligations associated with that lease, as well as additional borrowing to fund normal operating expenses.  Cash used in operating activities was $231,600 for the six months ended July 1, 2009, compared to cash used in operating activities of $4,206,600 for the six months ended July 2, 2008.  The decrease in cash used in operating activities was primarily due to the payment of two legal settlements with two brokers in the first quarter of 2008.  No such payment occurred in 2009.

Cash provided by investing activities was $0 for the first six months of 2009 versus $1,186,500 in the first six months of 2008.  During the first quarter of 2008, the Company received $400,000 of previously restricted cash in escrow related to litigation that was settled at the end of fiscal 2007.  Also, during the first quarter of 2008, the Company liquidated all of its equity holdings, including securities sold, not yet purchased resulting in a further reduction of restricted cash of $786,500.  Cash related to these securities sold, not yet purchased was considered restricted as it was required to repurchase the stock.

Net cash provided by financing activities was $234,900 in the first six months of 2009 was due to the proceeds received from the related party loan from Bisco of $845,000, countered by the $500,000 paid by the Company as settlement of the Fowler Property.  The purpose of these loans was to supply the Company with operating cash flow for the first six months of 2009, as well as fund the $500,000 Fowler Property settlement..

In connection with the Convertible Preferred Stock owned by the Company’s Chief Executive Officer and Chairman of the Board, Glen Ceiley, dividends are paid quarterly when declared by the Company’s Board of Directors.  The Company paid no quarterly dividends in the quarter ended July 1, 2009.

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

The Company entered into a loan agreement with GE Capital for the Orange Park Property in 1996.  As of July 1, 2009, the outstanding balance due under the Company’s loan with GE Capital was $710,800.  In December 2007, the Company refinanced the Sylmar Property with Community Bank.  As of July 1, 2009, the outstanding balance due on the Community Bank loan was $5,692,800.  In April 2008, the Company completed financing of the Brooksville Property with Zions Bank.  Proceeds of the loan were used to partially repay the related party loan received from Bisco.  As of July 1, 2009, the outstanding balance due on the Zions Bank loan was $1,174,800.  The weighted average interest rate on the Company’s loans was 6.2%.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").  Based upon management's evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the Chief Executive Officer of the Company concluded that, subject to the limitations noted below, the Company's disclosure controls and procedures (as defined in Rules 15d-15(f) under the Exchange Act) are not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2009, the Company defaulted on its lease of the Deland Property.  On May 12, 2009, the landlord filed suit against the Company regarding the default.  In the suit, the landlord claimed damages related to the capital lease for rent not paid by the Company, plus penalties and interest.  Subsequent to quarter end, on July 31, 2009, the landlord and the Company agreed to a settlement on the Deland Property and the related capital lease.  For a total sum of $2,123,000, the landlord agreed to sell the Deland Property to the Company and release the Company from any further obligations under the lease.  The agreement required a non-refundable deposit of $200,000 to be paid five days after the signing of the agreement, with the remaining $1,923,000 due sixty days after the signing of the agreement.  Payment related to the $200,000 deposit was borrowed by the Company from Bisco under a note agreement
On May 28, 2009, the Company reached a settlement with one of the Company’s self insured worker’s compensation third party administrators (“TPA”) regarding one of the current outstanding worker’s compensation claims against the Company.  In the settlement, the TPA agreed to indemnify the Company a portion of the claim the Company has paid with regards to one claimant.  The amount of the settlement, $200,000, is contained in Discontinued Operations in the Company’s Condensed Statements of Operations for the six months ended July 1, 2009.

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

Date: August 17, 2009                                                         /s/ Glen Ceiley
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