Form 10-KT
period 2009-08-31
EACO CORP
filed 2009-12-23
CIK 784539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2009 through August 31, 2009

Commission File No. 000-14311

EACO CORPORATION
(Exact name of Registrant as specified in its charter)

Florida	59-2597349
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 North Lakeview Avenue
Anaheim, California 92807
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(714) 876-2490

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of the registrant’s common stock as of July 1, 2009 (based upon the average bid and asked price of the common stock on that date) held by non-affiliates of the registrant was approximately $135,000.

As of December 1, 2009, 3,910,264 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements. Forward-looking statements broadly involve our current expectations, estimates and forecasts of future events and results. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits, capital needs, and potential transactions with affiliates. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Among those risks are the following: failure of facts to conform to necessary management estimates and assumptions; the willingness of GE Capital, Community Bank or other lenders to extend financing commitments; repairs or similar expenditures required for existing properties due to weather or acts of God; the Company’s success in selling properties listed for sale; economic conditions; and other risks identified from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements. Additionally, the Company is not in compliance with certain debt covenants as of August 31, 2009. The creditors have not called the loans; however, there is a risk of foreclosure of the properties and a loss of the related lease income on rental properties which collateralize such debt. It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated. As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

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

PART I

Item 1.	Business

Overview

EACO Corporation (“EACO” or the “Company”) was incorporated under the laws of the State of Florida in September 1985. In 1986, the Company completed its initial public offering of 900,000 shares of its common stock, par value $.01 per share (“Common Stock”), resulting in net proceeds to the Company of approximately $4,145,000.

In April 1986, the Company issued 853,200 shares of Common Stock in exchange for the assets and liabilities of six limited partnerships, each of which owned and operated a restaurant pursuant to a franchise agreement with Ryan’s®, and issued 1,134,000 shares of Common Stock to Eddie L. Ervin, Jr., in consideration for Mr. Ervin assigning to the Company all of his rights under such franchise agreement. In 2005, the Company sold all of its operating restaurants in the Asset Sale (as defined below) and, as a result, the Company’s remaining operations consist mainly of managing rental properties.

The Company moved its corporate office in March 2006 from Florida to Anaheim, California in order to reduce overhead by reducing the corporate facility space.

On October 5, 2009, the Company reported its decision to change its fiscal year end to August 31 from a fiscal year ending on the Wednesday nearest to December 31. This action created a “transition period” (as defined), which is the eight month period ended August 31, 2009. Under the SEC’s reporting rules, a registrant is required to file a separate transition report for transition periods that cover a period of six months or greater. Rule 13a-10 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires registrants that have a transition period of six months or greater to file audited financial statements for that transition period on the form appropriate for annual reports of the registrant. Accordingly, the Company’s audited statement of operations and cash flows for the eight month transition period ended August 31, 2009 are included in the financial statements appearing elsewhere herein.

Operations

Through June 2005, the Company’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, the Company sold all of its operating restaurants (the “Asset Sale”) to Banner Buffets LLC (“Banner”), including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005. The contingencies related to the restaurant operations are presented as discontinued operations in the financial statements included elsewhere herein. Banner declared bankruptcy in September 2007 and this resulted in certain leased properties reverting back to the Company. The Company’s remaining operations principally consist of managing rental properties it owns and leases in Florida and California.

At August 31, 2009, the Company owned two restaurant properties, one located in Orange Park, Florida (the “Orange Park Property”) and one in Brooksville, Florida (the “Brooksville Property”). The Orange Park Property was vacant at August 31, 2009, while the Brooksville Property was leased to a tenant under a lease which commenced on January 9, 2008. The Company was obligated under a lease of a restaurant located in Deland, Florida (the “Deland Property”). The Deland Property was vacant on August 31, 2009. Subsequent to August 31, 2009, the Company negotiated the purchase of the Deland Property from the landlord for $2,123,000, which consisted of the payment of a $200,000 deposit in July 2009 and a payment of $1,923,000 at the closing of the purchase on September 30, 2009. In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.

See the section titled “Liquidity and Capital Resources” in Part II, Item 7 of this report for more information about the Company’s current financial condition.

The Company operates in a single segment: rental properties. During the eight months ended August 31, 2009, the Company had three tenants that accounted for 100% of the Company’s rental revenue. The tenants and their related percentage contribution to revenue are summarized below:

Percentage
of
Tenant	Revenue

NES Rentals	52%
Boeing Corporation	29%
International Buffet	19%

Employees

The Company has no employees. The daily operations of the Company are maintained by an affiliated entity, Bisco Industries, Inc. (“Bisco”), which is wholly-owned and controlled by EACO’s Chairman and Chief Executive Officer, Glen F. Ceiley. Oversight of EACO is maintained by Bisco’s steering committee comprised of Mr. Ceiley and certain executives of Bisco.

Working Capital Requirements

The financial statements of the Company included elsewhere herein have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and had negative cash flow from operations for the eight months ended August 31, 2009, and had a working capital deficit of approximately $10,750,000 at that date. The cash balance at August 31, 2009 is $42,500. The cash outflows through December 2010 are estimated to approximate $3,580,000, which will result in a negative cash balance of $3,533,400 as of December 2010. The projections assume that EACO will not make any additional payments on the loan to Bisco through December 2010 and ignores the potential impact of the proposed merger with Bisco.

Management has taken actions to address these matters, including those described below; however, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans. Since cash flow from operations will not be sufficient, the Company will require additional sources of financing in order to maintain its current operations. As discussed in Item 9B of Part II of this report, the Company has entered into an agreement to complete a merger transaction with Bisco in exchange for shares of the Company’s common stock. Bisco has a history of positive operating cash flows and sufficient liquidity. The planned merger is expected to alleviate the Company’s cash flow problems; however, there can be no assurance that the merger will be consummated or that improvements in operations will result. The proposed merger transaction is subject to shareholder approval.

Throughout the eight month period ended August 31, 2009, the Company received bridge loans from Bisco totaling approximately $1,249,200, including $99,200 in interest, of which $54,125 was repaid during the period then ended. The bridge loans were made pursuant to note agreements that accrue interest at a rate of 7.5% per annum. The note agreements do not provide for regularly scheduled payments, but all outstanding principal plus accrued interest is due six months from the date of each note. The loans have been extended by the Company to March 2010.

During 2008, due to the reassignment of two leased properties to the Company and loss on the Company’s lawsuit with two brokers, working capital requirements have been significant. See the section titled “Liquidity and Capital Resources” in Part II, Item 7 for further discussion of the Company’s working capital requirements.

Long-Term Debt

In April 2008, the Company financed the Brooksville Property with Zion’s Bank. The Company borrowed $1,216,400. Proceeds were received in cash. The loan agreement with Zion’s Bank requires the Company to comply with certain financial covenants and ratios measured annually beginning with the year ended December 31, 2008. As of August 31, 2009, the Company was not in compliance with one covenant included in the related debt agreement. The defaulted covenant prohibited EACO from incurring any additional debt during the eight months ended August 31, 2009. The Company violated this covenant through borrowings from Bisco to fund operations throughout the course of fiscal 2009. Zion’s Bank has not granted the Company a waiver regarding that default. Although Zion’s Bank has not accelerated payment of the loan, the full amount due under the mortgage is reported as a current liability in the August 31, 2009 balance sheet. Zion’s Bank has indicated they will not take any action regarding the breach; however, they reserve any and all rights they have under the mortgage agreement. As of August 31, 2009, the outstanding balance due on the loan payable to Zion’s Bank was $1,187,800.

Violation of the Zion Bank’s debt covenant triggered a cross default provision with the GE Capital and Community Bank loans, and because the Company did not obtain waivers from those creditors, such loans have been classified as current liabilities as of August 31, 2009.

As of August 31, 2009, the Company was current on the payments of principal and interest required by the debt agreements described above. Management believes that the possibility of foreclosure of any of the properties which collateralize such debt is remote. Should the properties be foreclosed upon, the Company risks losing all of its related revenue stream.

In October 2002, the Company entered into a loan agreement with GE Capital for one restaurant property still owned by the Company. As of August 31, 2009, the outstanding balance due under the Company’s loan with GE Capital was $699,100. The Company was not in compliance as of August 31, 2009, due to the cross default provision described above.

The Company also assumed a loan in the amount of $1,800,000 with Citizen’s Bank of California in connection with the Sylmar Property purchase in November 2005. On November 9, 2007, the Company completed the refinancing of the Sylmar Property in exchange for a note in the amount of $5,875,000 from Community Bank. Of this amount, $1,752,000 was used to payoff the previous loan from Citizen’s Bank, $4,088,900 was received in cash, and $34,100 represented fees paid for the refinancing. The loan agreement with Community Bank requires the Company to comply with certain financial covenants and ratios measured annually beginning with the 12-month period ended December 31, 2007. As of August 31, 2009, the outstanding balance due on the loan to Community Bank, collateralized by the Sylmar Property, was $5,671,100. The Company was in compliance with all loan covenants as of December 31, 2008, however was not in compliance as of August 31, 2009 due to the cross default provisions.

Item 1A.	Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Locations	Description

(1) Deland, FL	Leased restaurant property. Vacant as of August 31, 2009. Purchased September 30, 2009.
(2) Orange Park, FL	Restaurant land and building. Vacant as of August 31, 2009.
(3) Sylmar, CA	Two properties leased to industrial tenants.
(4) Brooksville, FL	Restaurant land and building. Leased to a restaurant operator.

(1)	Leased by the Company at August 31, 2009.

(2)	Property subject to mortgage securing promissory note issued to GE Capital.

(3)	Property subject to mortgage securing promissory note issued to Community Bank.

(4)	Property subject to mortgage securing promissory note issued to Zion’s Bank.

Item 3.	Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s Common Stock is quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “EACO”; however, there is no established public trading market for the Company’s Common Stock. As of December 4, 2009, there were 1,176 shareholders of record, not including individuals holding shares in street names. The closing sale price for the Company’s stock on December 15, 2009 was $0.06.

The quarterly (based on calendar quarters) high and low bid information of the Company’s Common Stock as quoted on the OTCBB are set forth below. These quoted prices represent inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions:

	2009		2008
Quarter	High	Low	High	Low

First	$0.14	$0.07	$0.42	$0.12
Second	0.14	0.06	0.26	0.12
Third	0.10	0.06	0.15	0.15
Fourth	—	—	0.15	0.07

The prices for the third quarter of 2009 represent the bid information from July 1, 2009 through August 31, 2009 only.

As of August 31, 2009, the Company had no options outstanding under equity compensation plans. The Company did not grant or issue unregistered shares during the eight months ended August 31, 2009. The Company did not repurchase any of its own common stock during the eight months ending August 31, 2009.

Dividend Policy

The Company has never paid cash dividends on its Common Stock and does not expect to pay any dividends in the next few years. Management of the Company presently intends to retain all available funds for operations and expansion of the business.

Item 6.	Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Eight Months Ended August 31, 2009 Compared to August 31, 2008

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

Receivables are carried net of an allowance for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of any tenant to meet their contractual obligations under their lease agreements. We determine the adequacy of this allowance by continually evaluating individual tenants’ receivables considering the tenant’s financial condition and security deposits, and current economic conditions. An allowance for uncollectible accounts of $0 and $53,400 as of August 31, 2009 and December 31, 2008, respectively, was determined to be necessary to reduce receivables to our estimate of the amount recoverable.

Impairment of Long Lived Assets

The Company’s accounting policy for the recognition of impairment losses on long-lived assets is considered critical. The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value. During the eight months ended August 31, 2009 and August 31, 2008, the Company did not record an impairment charge on its rental property assets although an impairment charge of $2,057,800 was recognized on three rental property assets during the quarter ended December 31, 2008.

Liabilities of Discontinued Operations

The Company’s policy for estimating liabilities of its discontinued operations is considered critical. This item consists of the Company’s self-insured worker’s compensation program. The Company self-insures workers’ compensation claims losses up to certain limits. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. At fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was obtained by the Company as of August 31, 2009. The Company pursues recovery of certain claims from an insurance carrier. Recoveries, if any, are recognized when realization is reasonably assured.

Deferred Tax Assets

The Company’s policy for recording a valuation allowance against deferred tax assets (see Note 8 to the financial statements included elsewhere herein) is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or when future deductibility is uncertain. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses and/or significant decreases in operations. As a result of the

Company’s disposal of significant business operations, management concluded that a valuation allowance should be recorded against certain federal and state tax credits. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

Loss on Sublease Contracts

The Company’s policy for recording a loss on sublease contracts is to evaluate the costs expected to be incurred under an operating sublease in relation to the anticipated revenue in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletins (“FTB”) 79-15, Section L-10; if such costs exceed anticipated revenue on the operating sublease, the Company recognizes a loss equal to the present value of the shortfall in rental income over the term of the sublease.

Results of Operations

Continuing Operations

The Company exited the restaurant business through the sale of its operating restaurants to Banner Buffets LLC (“Banner”) on June 29, 2005 (the “Asset Sale”). At August 31, 2009, the Company owns two restaurant properties, one located in Orange Park, Florida (the “Orange Park Property”) and one in Brooksville, Florida (the “Brooksville Property”). The Orange Park Property was vacant at August 31, 2009, while the Brooksville Property was occupied by a tenant, whose lease period commenced on January 9, 2008. At August 31, 2009, the Company was obligated for leases of one restaurant located in Deland, Florida (the “Deland Property”). In 2008, this property was occupied by a nonperforming subtenant who was evicted at the beginning of 2009. During 2009, the Company reached an agreement with the landlord of property the Company leased in Tampa, Florida (the “Fowler Property”). For a lump sum, the Company was released from any past and future obligations related to that property. In 2008, the Fowler Property was occupied by a non-performing subtenant who was evicted in early 2009. In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.

Rental income decreased $269,200 or 28% in the eight months ended August 31, 2009 as compared to the same period in 2008. This was due to the subtenants at the Fowler Property and Deland Property. Both of these tenants failed to fulfill their obligations under their respective subtenant agreements and were evicted at the beginning of 2009. These properties were vacant during 2009 and were income producing in 2008.

In March 2007, the Company entered into a sublease on the Deland Property for $16,600 per month for a period of five years with a 4% rent increase every two years. The monthly sublease income was $7,000 less than the monthly minimum lease payments. The lease on the Deland Property contained a purchase option, which expired unexercised in December 2007. At that point, the purchase of the property was no longer imminent and, as a result, the Company recognized a loss on the sublease contract for the Deland Property of $720,900 in 2007 in accordance with the Financial Accounting Standards Board (“FASB”) Technical Bulletin (“FTB”) No. 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment”. The loss was calculated as the present value of the shortfall in rental income over the term of the sublease contract. At the end of 2009 the subtenant defaulted on the lease. Eviction of the subtenant was completed in February 2009. As a result, the accrual for loss on sublease contract was derecognized in December 2008, resulting in a gain of approximately $720,900.

In June 2008, the Company entered into a sublease on the Fowler Property for $22,500 per month for a period of two years with no rent increase during the lease term. The monthly sublease income was $7,800 less than the monthly minimum lease payments. In 2008, the Company recognized a loss on the sublease contract for the Fowler Property of $151,000 in accordance with the FTB No. 79-15. The loss was calculated as the present value of the shortfall in rental income over the term of the sublease contract.

Both the tenants of the Fowler Property and the Deland Property were evicted at the beginning of 2009. The remaining loss on contracts were reversed in December 2008 and reflected in the Company’s financial statements for the fiscal year ended December 31, 2008 (“fiscal 2008”). As a result, no amounts related to the loss on contract were recognized in the eight months ended August 31, 2009.

In the latter half of fiscal 2008, the real estate market in Florida declined considerably. In addition, the general economic climate in the United States has caused consumers to decrease discretionary spending, adversely affecting the restaurant industries. These two situations combined with vacancies at three of the Company’s four Florida properties triggered an analysis by management of the Company’s owned real estate properties and capital lease holdings in the State of Florida as required by SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets. The Company contracted with an outside firm to value the four properties in Florida: the Deland Property, Fowler Property, Brooksville Property and Orange Park Property. Based upon the appraisals received, the Company recorded impairment charges of approximately $2,057,800 with regard to the Fowler Property, the Deland Property and the Brooksville Property as of December 31, 2008. Management did not record an impairment charge related to the Orange Park Property as the book value was less than the estimated fair value.

As previously stated, during the eight month period ended August 31, 2009, the Company negotiated a settlement of the capital lease it held at the Fowler Property. The disposition of the property related to the lease resulted in a loss of $146,400. The extinguishment of the related capital lease obligation resulted in a gain of $949,300. Both of these amounts are presented in the accompanying statement of operations for the eight months ended August 31, 2009. No such transaction occurred in 2008.

Depreciation and amortization decreased $120,800 or 25% in the eight months ended August 31, 2009 as compared to the same period in 2008, due to the settlement of the capital lease obligation related to the Fowler Property. Depreciation and amortization related to that property and to various other assets of that property were not expensed in the eight month period ended August 31, 2009 as they were in the eight month period ended August 31, 2008.

General and administrative expenses decreased $357,100 or 31% in the eight months ended August 31, 2009 as compared to the same period in 2008, due to significant decreases in rent related to the release from the Company’s lease obligation for the Fowler Property that occurred at the beginning of 2009 and an absence of bad debt in 2009. The nonperforming subtenants of the Fowler Property and Deland Property resulted in approximately $155,400 of bad debt being recorded during the eight months ended August 31, 2008. Those tenants were evicted in February 2009 and no bad debt occurred in the eight months ended August 31, 2009.

The results from continuing operations for the eight month period ended August 31, 2008 included net realized gains of $95,700 from the sale of marketable securities and securities sold, not yet purchased, compared to net realized losses of $0 in the eight month period ended August 31, 2009. During the first four months of 2008, the Company liquidated all of its marketable securities to meet the demands of operating cash flow. There were no marketable securities held in 2009.

Interest and other income decreased $154,500 or 95% in the eight months ended August 31, 2009 as compared to the eight months ended August 31, 2008. The decrease was due to the lack of interest income received in 2009 due to the Company’s liquidation of its marketable securities. In addition, in the eight month period ended August 31, 2008, the Company received a reimbursement from the Florida Disability Trust fund related to one of the claims in the Company’s self insured worker’s compensation program. No such reimbursement occurred in the eight month period ended August 31, 2009, and is not expected to occur in the future.

The Company had a loss from continuing operations before income taxes of $302,900 in the eight month period ended August 31, 2009 compared to a loss of $1,169,700 in the eight month period ended August 31, 2008. In the eight month period ended August 31, 2009, income tax expense of $5,900 was recognized related to various state income taxes. The Company recognized $15,800 of income tax expense during the eight month period ended August 31, 2008. Basic and diluted loss per share from continuing operations in the eight month period ended August 31, 2009 was $0.09 compared to $0.31 in the eight month period ended August 31, 2008.

Discontinued Operations

There was a gain on discontinued operations net of income tax in the eight month period ended August 31, 2009 of $308,700 as compared to a loss in the eight month period ended August 31, 2008 of $1,185,500. The loss on discontinued operations in 2008 includes a settlement reached in May 2008 on a claim filed by a broker requesting a commission related to the Asset Sale. See Note 11 to the financial statements. The gain on discontinued operations in the eight month period ended August 31, 2009 was due to a settlement reached with one of the Company’s third party administrators of its self insured workers compensation program relating to one specific claim. The Company also recognized a decrease in liabilities of discontinued operations of $124,600 based upon the Company’s most recent actuarial analysis. Basic and diluted income per common share from discontinued operations was $0.08 for the eight month period ended August 31, 2009, compared to a loss per common share of $0.15 for the eight month period ended August 31, 2008.

Net loss for the eight month period ended August 31, 2009 was $100 compared to net loss of $1,781,700 in the eight month period ended August 31, 2008. Basic and diluted loss per common share was $0.01 for the eight month period ended August 31, 2009, compared to $0.46 in the eight month period ended August 31, 2008.

Liquidity and Capital Resources

The financial statements of the Company included elsewhere herein have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and had negative cash flow from operations for the eight months ended August 31, 2009, and had a working capital deficit of approximately $10,750,000 at that date. The cash balance at August 31, 2009 was $42,500. The cash outflows through December 2010 are estimated to total approximately $3,580,000, which will result in a negative cash balance of $3,533,400 as of December 2010. The projections assume that EACO will not make any additional payments on its loans to Bisco through December 2010 and ignores the potential impact of the proposed merger with Bisco.

Management has taken actions to address these matters including those described below; however, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans. Since cash flow from operations will not be sufficient, the Company will require additional sources of financing in order to maintain its current operations. The Company has entered into an agreement to complete a merger transaction with Bisco, an affiliated entity which has a history of positive operating cash flows and sufficient liquidity. The planned merger is expected to alleviate the Company’s cash flow problems; however, there can be no assurance that the merger will be consummated or that improvements in operations will result. The transaction is subject to shareholder approval.

Throughout the eight month period ended August 31, 2009, the Company received bridge loans from Bisco totaling approximately $1,249,200, including interest, of which $54,125 was repaid during the year. The bridge loans were made pursuant to note agreements that accrue interest at an annual rate of 7.5%. The note agreements do not provide for regularly scheduled payments; however, all outstanding principal balance plus accrued interest is due six months from the date of each note. The loans have been extended by the Company to March 2010.

Due to the reassignment of two leased properties to the Company and loss on the Company’s lawsuit with two brokers, working capital requirements have been significant.

The Company purchased the Sylmar Property in November 2005 for $8.3 million. The transaction was structured as a like-kind exchange transaction under Section 1031 of the Internal Revenue Code, which resulted in the deferral of an estimated $1 million in income taxes payable from the Asset Sale. The Company assumed a loan on the property for $1.8 million with a variable interest rate equal to prime. This loan was repaid in full in 2007 when the Company refinanced the Sylmar Property with Community Bank. The property was refinanced for 20 years at an annual interest rate of 6.0%. The property currently has two industrial tenants and produces rental income of approximately $770,000 to $800,000 per year.

In December 2007, the Company exercised the purchase option under the lease agreement with CNL American Property, the landlord, for the purchase of the Brooksville Property. The purchase price was approximately $2,027,000 and was paid in cash. During 2008, the Company financed the Brooksville Property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for twenty years at an annual interest rate of 6.65%. Proceeds from the financing were used to repay a portion of the amounts borrowed from Bisco. The outstanding balance of the loan at August 31, 2009 was $1,187,800. As of August 31, 2009, the Company was not in compliance with one covenant of the loan agreement. The defaulted covenant prohibited EACO from incurring any additional debt during the eight months ended August 31, 2009. The Company violated this covenant through borrowings from Bisco to fund operations throughout the course of fiscal 2009. Zion’s Bank has not granted the Company a waiver regarding that default. Although Zion’s Bank has not accelerated the loan, the full amount due under the mortgage is being shown as a current liability in the August 31, 2009 balance sheet. Zion’s Bank has indicated they will not take any action regarding the breach; however, they reserve any and all rights they have under the mortgage agreement.

Violation of the Zion Bank debt covenant triggered a cross default provision with the GE Capital and Community Bank loans. As a result and because the Company did not obtain waivers from those creditors, such loans have been classified as current liabilities as of August 31, 2009.

As of August 31, 2009, the Company was current on the payments of principal and interest required by the debt agreements described above. Management believes that the possibility of foreclosure of any of the properties which collateralize such debt is remote. Should the properties be foreclosed upon, the Company risks losing all of its related revenue stream.

Also in December 2007, a final judgment of $2,317,700 was entered against the Company in a lawsuit with a broker claiming it was owed a commission on the Asset Sale. On January 22, 2008, the Company entered into a settlement agreement with the broker and paid the broker the judgment amount.

In May 2008, the Company entered into a settlement agreement for a total amount of $550,000 with a second broker claiming he was owed a commission on the Asset Sale. In June 2008, the Company paid the broker the settlement amount.

In April 2009, the Company entered into a settlement agreement with the landlord of the Fowler Property. For a sum of $500,000, the landlord agreed to release the Company from all past and future obligations relating to the lease. In May 2009, the Company paid the landlord the settlement amount.

In July 2009, the Company entered into a settlement agreement with the landlord of the Deland Property. For the sum of $2,123,000, the landlord agreed to sell the property to the Company and release the Company from all past and future liabilities related to the lease. The Company paid $200,000 in July 2009 and the remainder in September 2009.

In June 2004, the Company sold 145,833 shares of its common stock (the “Common Stock”) directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total cash purchase price of $175,000. In September 2004, the Company sold 36,000 shares of the Company’s newly authorized Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) to the Company’s Chairman at a price of $25 per share, for a total cash purchase price of $900,000. Preferred stock dividends cumulate whether or not declared but are paid quarterly when declared by the Company’s Board of Directors. The Company declared no preferred stock dividends during the eight months period ended August 31, 2009. As of August 31, 2009, there was $38,200 of cumulative undeclared dividends.

The Company is required to pledge collateral for its workers’ compensation self insurance liability with the Florida Self Insurers Guaranty Association (“FSIGA”). The Company decreased this collateral by $369,500 during the quarter ended December 31, 2008, and had a total of $3,769,500 pledged collateral at August 31, 2009. Bisco provides $1 million of this collateral. The Company may be required to increase this collateral pledge from time to time in the future, based on its workers’ compensation claim experience and various FSIGA requirements for self-insured companies. Despite the sale of the Company’s restaurants, workers’ compensation will remain an ongoing liability for the Company until all claims are paid, which will likely take many years.

Cash used in operating activities was $616,600 for the eight months ended August 31, 2009 compared to $4,570,400 for the same period in 2008, and the decrease of $3,953,800 is primarily due to the settlement amounts paid to the two brokers in the first half of 2008 and the significant increase in net income in the eight month period ended August 31, 2009 as compared to the eight month period ended August 31, 2008.

In October 2002, the Company entered into a loan agreement with GE Capital for one restaurant property owned by the Company. The loan requires monthly principal and interest payments totaling $10,400. Interest is at the thirty-day LIBOR rate +3.75% (minimum interest rates of 7.34%). The loan is due December 2016. As of August 31, 2009, the outstanding balance due under the Company’s loan with GE Capital was $699,100.

The Company also assumed a loan in the amount of $1,800,000 with Citizen’s Bank of California in connection with the Sylmar Property purchase in November 2005. On November 9, 2007, the Company completed the refinance of the Sylmar Property in exchange for a note in the amount of $5,875,000 from Community Bank. Of this amount, $1,752,000 was used to payoff the assumed loan from Citizen’s Bank, $4,088,900 was received in cash, and $34,100 represented fees paid for refinancing. The loan agreement requires the Company to comply with certain financial covenants and ratios measured annually beginning with the 12-month period ended December 31, 2007. The Company was in compliance with its loan covenants as of August 31, 2009 and December 31, 2008. As of August 31, 2009, the outstanding balance due on the loan to Community Bank, collateralized by the Sylmar Property, was $5,671,900.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures, except for the land leases on the restaurant properties treated as operating leases.

Recent Developments

On September 30, 2009, the Company completed the purchase of the Deland Property. Under the agreement reached with the landlord in July 2009, the Company made an earnest money deposit of $200,000 upon execution of the agreement. The remaining $1,923,000 was paid at the closing of the acquisition on September 30, 2009. The required amounts were borrowed from Bisco.

Impact of Inflation

Since the Asset Sale, inflation has not had a significant effect on the Company’s operations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We are currently evaluating the potential impact on our financial statements when implemented.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities (“VIEs”) and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is generally effective for interim and annual periods ending after November 15, 2009. We are currently evaluating the potential impact on our financial statements when implemented. However, the effective date has been deferred (until late 2010) for certain entities and VIE’s such as mutual funds, hedge funds, private equity funds and venture capital funds.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the sole source of authoritative generally accepted accounting principles in the United States (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification then became nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-05 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133 and for purposes of determining whether that instrument is within the scope of EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1/APB 28-1 (“FSP 107-1”), which is entitled “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amended SFAS No. 107 (“Disclosures about Fair Value of Financial Instruments”) to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28 (Interim Financial Reporting) to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly,” and FSP FAS 115-2/FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 157-4 and FSP FAS 115-2/FAS 124-2 are discussed immediately below.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted.

In April 2009, the FASB issued FSP FAS 115-2/FAS 124-2 (hereinafter referred to as “FSP FAS 115-2/124-2”), which amends the other-than-temporary impairment (“OTTI”) recognition guidance in certain existing GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue No. 99-20) for debt securities classified as available-for-sale and held-to-maturity. FSP FAS 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this pronouncement describes the process for determining the OTTI to be recognized in “other comprehensive income” (generally, the impairment charge for a non-credit loss) and in earnings. FSP FAS 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities. This pronouncement is effective as described in the preceding paragraph. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI charge was previously recognized. If an entity early adopts either FSP 107-1 or FSP FAS 157-4, the entity is also required to early adopt this pronouncement. In addition, if an entity early adopts FSP FAS 115-2/124-2, it is also required to early adopt FSP FAS 157-4.

The pronouncements described in the immediately preceding three paragraphs do not require any of the new disclosures for earlier periods (ended before initial adoption) that are presented for comparative purposes.

In May 2009, the FASB issued SFAS No. 165 entitled “Subsequent Events.” Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165.

Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively.

The adoption of SFAS No. 165 during the quarter ended July 1, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.	Financial Statements And Supplementary Data

Financial Statements

The financial statements required by Regulation S-X are included in Part IV, Item 15 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2009 in alerting management to material information regarding the Company’s financial statements and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

In management’s opinion, the remedial actions described below relating to the material weaknesses in the Company’s internal control over financial reporting will also address the ineffectiveness of the Company’s disclosure controls and procedures.

(b) Management’s annual report on internal control over financial reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual and/or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework.” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2009 due to control deficiencies that constituted material weaknesses.

In assessing the Company’s internal control over financial reporting as of August 31, 2009, management identified a lack of sufficient control in the area of financial reporting oversight and review. This internal control weakness could cause material errors in our public financial reports to go undetected. Please refer to the discussion below for details regarding this material weakness and management’s remediation plans.

Management has also identified a lack of the appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. Specifically, this material weakness resulted in a number of errors in the original version of the Company’s August 31, 2009 and 2008 financial statements and related disclosures regarding the accounting for lease revenue under SFAS No. 13, “Accounting for Leases,” and computing depreciation expense.

These material weaknesses, if not remediated, have the potential to cause material misstatements of the Company’s annual and/or interim financial statements in the future, with regard to both routine and complex accounting transactions.

The Company is in the process of developing and implementing remediation plans to address its material weaknesses. Management has identified specific remedial actions to address the material weaknesses described above:

•	Improve the effectiveness of the accounting group by continuing to augment existing Company resources with new personnel and/or consultants who have the technical accounting capabilities to assist in the analysis, recording and reporting of routine and complex accounting transactions.

•	Improve period-end closing procedures by establishing a monthly hard close process that ensures the timely review and approval of routine and complex accounting estimates.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, and/or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(c) Attestation report of the registered public accounting firm.  This Transition Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this filing .

(d) Changes in internal control over financial reporting.  There have been no changes in internal control over financial reporting in the quarter ended August 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

Merger Agreement

On December 22, 2009, the Company entered into an Agreement and Plan of Merger with Bisco and Glen Ceiley, pursuant to which a newly created wholly-owned subsidiary of the Company would be merged with and into Bisco, with Bisco surviving the merger and becoming a wholly-owned subsidiary of the Company. Under the terms of the agreement, Glen Ceiley, Bisco’s sole shareholder who is also the Chairman and a majority shareholder of EACO, would receive 117,641,742 shares of EACO’s Common Stock (4,705,670 post-split if the 1 for 25 reverse stock split is approved at EACO’s 2010 stockholders meeting) in exchange for all of the outstanding shares of Bisco. The consummation of the merger is subject to certain closing conditions, including the approval of the transaction by the Company’s shareholders, the approval of certain amendments to the Company’s articles of incorporation and the consent of certain third-parties. The agreement may be terminated by mutual consent of the Company and Bisco or by either party in certain events. The description of the terms and conditions of the foregoing agreement is qualified in its entirety by the full text of the agreement, which is attached as an exhibit hereto and incorporated herein by reference.

Amendment of Bylaws

Effective December 21, 2009, the Board of Directors adopted amendments to the Company’s Amended and Restated Bylaws to (i) delete Section 3.3 thereof, which provided for a classified Board of Directors, and (ii) amend and restate Section 3.2 to read in full as follows:

“Section 3.2.  NUMBER AND ELIGIBILITY.

The Corporation shall have no more than eight (8) directors and no less than one (1) director, with the number of directors which shall constitute the whole board to be fixed from time to time by resolution of the Board of Directors. Directors need not be shareholders.”

Prior to such amendment, Section 3.2 read as follows:

“Section 3.2.  NUMBER AND ELIGIBILITY.

The Corporation shall have no more than eight (8) directors and no less than one (1) director, which number may be increased or decreased only by amendment to these Bylaws duly adopted by the Board of Directors of the Corporation.”

The number of directors constituting the full Board has been set at four.

Amendment of Articles of Incorporation

On December 22, 2009, we filed with the Secretary of State of the State of Florida an amendment to the Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock (the “Series A Designation”). The Series A Designation was previously filed by us with the Florida Secretary of State in September 2004 and created our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). The new amendment removes and corrects references to the par value of the Series A Preferred Stock, which were incorrectly stated in the Series A Designation. The full text of the amendment is attached as an exhibit to this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Glen F. Ceiley currently serves as Chairman of the Board and Chief Executive Officer of the Company. Stephen Catanzaro, Jay Conzen and William L. Means also currently serve as directors of the Company. Each director serves a one-year term, or until such director’s successor has been elected and qualified. Each officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified.

Glen F. Ceiley, 63, is the Company’s Chief Executive Officer and Chairman of the Board, positions he has held since 1999. Mr. Ceiley also serves as President and Chief Executive Officer of Bisco, a position he has held since 1973. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company engaged in the manufacturing of electronic equipment. Mr. Ceiley has served as director of the Company since February 1998.

Stephen Catanzaro, 56, is the Controller of Allied Business Schools, Inc. (home study course schools), a position he has held since April 2004. Before that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco, an international distributor of electronic components, from September 1995 to March 2002. Bisco is an affiliate of the Company. Mr. Catanzaro has served as a director of the Company since 1999.

Jay Conzen, 63, is the President of Old Fashioned Kitchen, Inc. (a national food distributor), a position he has held since April 2003. Before that Mr. Conzen was the principal of Jay Conzen Investments (investment advisor) from October 1992 to April 2003. In addition, Mr. Conzen served as a consultant to the Company from August 1999 until January 2001, and from October 2001 to April 2003. Mr. Conzen has served as a director of the Company since February 1998.

William L. Means, 66, is the Vice President of Information Technology of Bisco, a position he has held since 2001. Before that, Mr. Means was Vice President of Corporate Development of Bisco from 1997 to 2001. Mr. Means has served as director of the Company since 1999.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain officers of the Company and its directors, and persons who beneficially own more than ten percent of any registered class of the Company’s equity securities, to file reports of ownership in such securities and changes in ownership in such securities with the SEC and the Company.

Based solely on a review of the reports and written representations provided to the Company by the above referenced persons, the Company believes that during the eight month period ended August 31, 2009, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were timely satisfied.

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

Executive Officer and Director Compensation

Executive Compensation Committee

The Executive Compensation Committee (the “Committee”), currently consisting of Messrs. Ceiley and Means, uses the following objectives as guidelines for its executive compensation decisions:

•	to provide a compensation package that will attract, motivate and retain qualified executives;

•	to ensure a compensation mix that focuses executive behavior on the fulfillment of annual and long-term business objectives; and

•	to create a sense of ownership in the Company that causes executive decisions to be aligned with the best interests of the Company’s shareholders.

The Committee determined that there would be no executive compensation during the eight month period ended August 31, 2009 for the Company’s executive officer.

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

The Committee determines stock option grants to the executive officers. The Committee determines annual stock option grants to other employees based on recommendations of the Chief Executive Officer. Stock options are intended to encourage key employees to remain employed by the Company by providing them with a long term interest in the Company’s overall performance as reflected by the market price of the Company’s Common Stock. No stock option grants were made in the eight month period ended August 31, 2009.

The Committee will consider any federal income tax limitations on the deductibility of executive compensation in reaching compensation decisions and will seek shareholder approval where such approval will eliminate any limitations on deductibility.

Summary Compensation

The following table sets forth information regarding compensation earned during the eight month periods ended August 31, 2009 and the fiscal year ended December 31, 2008 by our Chief Executive Officer, who was the only officer of the Company as of August 31, 2009 and may be referred to in this report as the “named executive officer”.

Name and Principal		Salary	All Other		Total
Position	Year	($)	Compensation		($)

Glen F. Ceiley,	2009	0	$12,000	(1)	$12,000
Chief Executive Officer	2008	0	12,500	(1)	12,500

(1) Reflects fees paid to Mr. Ceiley in his capacity as a director of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The Company’s named executive officer was not granted any option awards to purchase the Company’s Common Stock during the eight months ended August 31, 2009. Further, there were no outstanding equity awards held by the Company’s named executive officer at August 31, 2009.

Director Compensation

The Company pays $10,000 in cash to each director per year as compensation for his services. In addition, directors who are not employees of the Company receive a fee of $500 for each Board meeting attended. No fees are awarded to directors for attendance at meetings of the Audit Committee or the Executive Compensation Committee of the Board.

The following table sets forth the compensation of certain Company directors for the eight months ended August 31, 2009 (See the above “Summary Compensation Table” regarding Mr. Ceiley).

	Fees Earned or
Director	Paid in Cash	Total

Stephen Catanzaro	$12,000	$12,000
Jay Conzen	12,000	12,000
William L. Means	12,000	12,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s Common Stock (the Company’s only voting security) as of November 30, 2009 (i) by each shareholder known to the Company to own, or have the right to acquire within sixty days of November 30, 2009, more than five percent

(5%) of the outstanding Common Stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group.

	Shares of
Name and Address(1) of	Common Stock	Percent of
Beneficial Owner	Beneficially Owned	Class(2)

Stephen Catanzaro	10,713	*
Glen F. Ceiley(3)	3,718,892	73.4%
William L. Means	16,113	*
All Executive Officers and Directors as a group(3)	3,745,718	73.9%

*	Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Avenue, Anaheim, CA 92807.

(2)	Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s Common Stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” where a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s Common Stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentages represent the total of the shares listed in the adjacent column divided by 5,066,117, the number of shares of Common Stock outstanding as of November 30, 2009 plus the 1,155,853 shares of Common Stock issuable to Mr. Ceiley upon conversion of his shares of preferred stock (including all dividends expected to be accrued within 60 days of November 30, 2009).

(3)	Includes (i) 1,899,201 shares held directly by Mr. Ceiley; (ii) 1,300 shares held by Zachary Ceiley, Mr. Ceiley’s son; (iii) 662,538 shares held by the Bisco Industries Profit Sharing and Savings Plan (the “Bisco Plan”) of which Mr. Ceiley is the trustee, and (iv) 1,155,853 shares issuable upon conversion of the 36,000 shares of Series A Cumulative Convertible Preferred Stock (and all dividends expected to be accrued within 60 days of November 30, 2009) held by Mr. Ceiley. Mr. Ceiley has the sole power to vote and dispose of the shares of Common Stock he owns individually and shares the power to vote and to dispose of the shares owned by his son and the Bisco Plan. Mr. Ceiley is the President and the sole director of Bisco.

Equity Compensation Plans

The following table provides information as of August 31, 2009 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in First
Plan Category	and Rights	and Rights	Column)

Equity Compensation Plans Approved by Security Holders
2002 Long-Term Incentive Plan	—	N/A	200,000
Equity Compensation Plans Not Approved by Security Holders
None

Total	—	N/A	200,000

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2009, except as described below and in Item 9B of Part II, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of the Company’s total assets for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

EACO currently has a management agreement with Bisco Industries, Inc., which was entered into in March 2006, whereby Bisco provides administration and accounting services. Bisco’s sole shareholder and President is Glen Ceiley, EACO’s Chief Executive Officer and Chairman of the Board. For the eight months ended August 31, 2009, the amounts due to Bisco for these services was $143,500, of which $85,400 has been paid.

Since January 1, 2009, the Company has received bridge loans from Bisco in the aggregate amount of $4,452,500 of which $1,729,100 has been repaid and of which repayment $140,200 was applicable to interest. Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer and majority stockholder. The loans were made pursuant to note agreements that accrue interest at a rate of 7.5% per annum but do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest are due six months from the date of each note. The loans can be extended at Bisco’s option and have been extended to March 2010.

Director Independence

The Company’s Board consists of the following directors: Stephen Catanzaro, Glen Ceiley, Jay Conzen and William L. Means. The Board has determined that two of its four directors, Stephen Catanzaro and Jay Conzen, are independent as defined by the NASDAQ Stock Market’s Marketplace Rules. In addition to such rules, the Board considered transactions and relationships between each director (and his immediate family) and the Company to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. As a result, the Board determined that Messrs. Ceiley and Means are not independent, as they are employees of Bisco and members of Bisco’s steering committee. Bisco’s steering committee handles the day to day operations of the Company, and Messrs. Ceiley and Means are intimately involved with decision-making that directly affects the financial statements of the Company. For the reasons described above, Bisco is an affiliate of the Company.

Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means.

Item 14.	Principal Accountant Fees and Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For 2009, the Audit Committee pre-approved all services performed for the Company by the auditor.

Audit Fees

The aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) for the eight months ended August 31, 2009 and the fiscal year ended December 31, 2008 for professional services rendered for the audit of such financial statements and for the reviews of the unaudited condensed financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the eight month period ended August 31, 2009 and the first three quarters of or “calendar year” the fiscal year ended December 31, 2008 were $109,500 and $101,500, respectively.

Audit-Related Fees

The Company was billed no audit-related fees by Squar Milner for the eight months ended August 31, 2009 or 2008.

Tax Fees

No fees were billed by Squar Milner for the eight months ended August 31, 2009 or “calendar year” and the fiscal year ended December 31, 2008 for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed by Squar Milner for the eight months ended August 31, 2009 or 2008 for services rendered to the Company, other than the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The financial statements listed below and commencing on the pages indicated are filed as part of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of August 31, 2009 and December 31, 2008	F-2
Statements of Operations for the eight month periods ended August 31, 2008 (unaudited) and August 31, 2009	F-3
Statements of Shareholders’ Deficit for the eight month periods ended August 31, 2008 (unaudited) and 2009, and the four months ended December 31, 2008	F-4
Statements of Cash Flows for the eight months ended August 31, 2008 (unaudited) and August 31, 2009	F-5
Notes to the Financial Statements	F-6

(b) The following exhibits are filed as part of this report on Form 10-K as required by Item 601 of Regulation S-K.

Number	Exhibit

2.1	Agreement and Plan of Merger dated December 22, 2009 by and between EACO Corporation, Bisco Acquisition Corp., Bisco Industries, Inc. and Glen Ceiley
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009
3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009
10.1	Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.2	Form of Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2012. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)
10.3	Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.4	Settlement Agreement dated as of May 9, 2008 by and among EACO Corporation, Horn Capital Realty, Inc. and Jonathan S. Horn. (Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 9, 2008 is hereby incorporated by reference.)
10.5	Settlement Agreement dated as of January 22, 2008 by and between EACO Corporation, Glen Ceiley, Florida Growth Realty, Inc. and Robert Lurie. (Exhibit 10.1 to the Company’s current report on Form 8-K/A filed with the SEC on January 23, 2008 is incorporated by reference.)

Number		Exhibit

10	.6+	2002 Long-Term Incentive Plan (Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on May 1, 2002, is hereby incorporated by reference)
10.7		Form of Note Agreement by and between Bisco Industries, Inc. and EACO Corporation
10.8		Purchase and Sale Agreement dated July 31, 2009 by and between Gottula Properties, LLC and EACO Corporation
10.9		Administrative Services Agreement dated March 3, 2006 by and between Eaco Corporation and Bisco Industries, Inc.
23.1		Consent of Squar, Milner, Peterson, Miranda & Williamson LLP.
31.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EACO Corporation

By:	/s/ Glen Ceiley
Glen Ceiley
Its: Chief Executive Officer
(principal executive officer and
principal financial officer)

December 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley Glen F. Ceiley	Chairman of the Board	12/22/09

/s/ Steve Catanzaro Steve Catanzaro	Director	12/22/09

/s/ Jay Conzen Jay Conzen	Director	12/22/09

/s/ William Means William Means	Director	12/22/09

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
EACO Corporation
Anaheim, California

We have audited the accompanying balance sheets of EACO Corporation (the “Company”) as of August 31, 2009 and December 31, 2008 and the related statements of operations, shareholders’ deficit, and cash flows for the eight month period ended August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EACO Corporation as of August 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for the eight month period ended August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, during the eight months ended August 31, 2009 management engaged financial advisors to evaluate alternative strategies to enhance shareholder value, including a merger with Bisco Industries, Inc., an affiliated entity wholly owned by the Company’s Chief Executive Officer and majority stockholder. The proposed merger is subject to shareholder approval (which has not been obtained as of the filing of this Form 10-K). If the merger is approved and consummated, the Company’s financial and operational viability would likely improve. The accompanying financial statements do not reflect any adjustments related to the proposed merger.

We did not audit or review the accompanying statements of operations or cash flows for the eight months ended August 31, 2008, and accordingly we do not express an opinion or any other form of assurance on such financial statements. The Company’s August 31, 2008 financial statements have been included for comparative purposes only.

/s/  Squar, Milner, Peterson, Miranda and Williamson, LLP

Newport Beach, California
December 22, 2009

EACO CORPORATION

Balance Sheets

	August 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$42,500	$2,300
Receivables, net	7,200	1,100
Prepaid and other current assets	258,500	98,400

Total current assets	308,200	101,800
Restricted cash	769,500	789,200
Real estate properties leased or held for leasing, net	10,298,600	10,743,900
Other assets, net	577,100	630,800

Total assets	$11,953,400	$12,265,700

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$460,200	$318,000
Accrued liabilities	170,100	140,800
Due to related party	2,723,400	1,430,500
Liabilities of discontinued operations — short term	147,500	159,600
Current portion of long-term debt and obligations under capital leases	7,559,200	250,100

Total current liabilities	11,060,400	2,299,000
Deferred rent	—	24,200
Deposit liability	107,000	115,000
Liabilities of discontinued operations — long term	3,174,400	3,442,500
Long-term debt	—	7,465,600
Obligations under capital leases	1,561,500	2,869,200

Total liabilities	15,903,300	16,215,500
Commitments and contingencies (Note 11)
Shareholders’ deficit:
Convertible preferred stock of $.01 par value; authorized 10,000,000 shares; outstanding 36,000 shares at August 31, 2009 and December 31, 2008 (liquidation value $900,000)	400	400
Common stock of $.01 par value; authorized 8,000,000 shares; outstanding 3,910,264 shares at August 31, 2009 and December 31, 2008	39,000	39,000
Additional paid-in capital	10,932,300	10,932,300
Accumulated deficit	(14,921,600)	(14,921,500)

Total shareholders’ deficit	(3,949,900)	(3,949,800)

Total liabilities and shareholders’ deficit	$11,953,400	$12,265,700

See accompanying notes to financial statements.

EACO CORPORATION

Statements of Operations

	For the Eight Months Ended
	August 31,	August 31,
	2009	2008
		(Unaudited)

Rental income	$647,200	$916,400

Operating expenses:
Loss on sublease contract	—	106,500
Loss on disposition of equipment	146,400	—
Depreciation and amortization	358,000	478,800
General and administrative expenses	796,100	1,153,200

Total operating expenses	1,300,500	1,738,500

Loss from operations	(653,300)	(822,100)
Investment income	—	95,700
Interest and other income	8,200	162,700
Interest expense	(607,100)	(606,000)
Gain on extinguishment of capital lease obligation	949,300	—

Loss from continuing operations before income taxes	(302,900)	(1,169,700)
Income tax expense	(5,900)	(15,800)

Loss from continuing operations	(308,800)	(1,185,500)
Discontinued operations:
Gain (loss) on discontinued operations, net of tax	308,700	(596,200)

Net loss	(100)	(1,781,700)
Cumulative preferred stock dividends	(38,200)	(19,100)

Net loss attributable to common shareholders	$(38,300)	$(1,800,800)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.09)	$(0.31)
Discontinued operations	0.08	(0.15)

Net loss	$(0.01)	$(0.46)

Weighted average common shares outstanding	3,910,264	3,910,264

See accompanying notes to financial statements.

EACO CORPORATION

Statements of Shareholders’ Deficit
For the Eight Months Ended August 31, 2008 (unaudited) and August 31, 2009, and the Four Months
Ended December 31, 2008 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 2, 2008	36,000	$400	3,910,264	$39,000	$10,932,300	$(10,851,700)	$120,000
Preferred stock dividends	—	—	—	—	—	(19,100)	(19,100)
Comprehensive income:
Net loss	—	—	—	—	—	(1,781,700)	(1,781,700)

Balance, August 31, 2008	36,000	400	3,910,264	39,000	10,932,300	(12,652,500)	(1,680,800)
Preferred stock dividends	—		—	—	—	(19,100)	(19,100)
Comprehensive income:
Net loss	—		—	—	—	(2,249,900)	(2,249,900)

Balance, December 31, 2008	36,000	400	3,910,264	39,000	10,932,300	(14,921,500)	(3,949,800)
Comprehensive income:
Net loss	—	—	—	—	—	(100)	(100)

Balance, August 31, 2009	36,000	$400	3,910,264	$39,000	$10,932,300	$(14,921,600)	$(3,949,900)

See accompanying notes to financial statements.

EACO CORPORATION

Statements of Cash Flows

	For the Eight Months Ended
	August 31,	August 31,
	2009	2008
		(Unaudited)

Operating activities:
Net loss	$(100)	$(1,781,700)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	352,600	478,800
Loss on sub-lease contract	—	106,600
Gain on extinguishment of capital lease obligation	(949,300)	—
Loss on disposition of equipment	146,400	—
Loss on investments	—	(95,900)
Deferred rent	(24,200)	(63,800)
Bad debt expense	—	155,400
(Increase) decrease in:
Accounts receivable	(6,100)	(148,900)
Prepaid expenses	(160,100)	17,100
Other assets	—	(173,100)
Investments	—	(149,600)
Increase (decrease) in:
Accounts payable	275,100	(136,300)
Securities sold, not yet purchased	—	(255,700)
Accrued liabilities	29,300	(2,269,100)
Due to related party	—	37,800
Liabilities of discontinued operations	(280,200)	(292,000)

Net cash used in operating activities	(616,600)	(4,570,400)
Investing activities:
Restricted cash	19,700	1,186,500

Net cash provided by investing activities	19,700	1,186,500

Financing activities:
Proceeds from related party loans	1,347,000	2,842,900
Payment on capital lease obligation settlement	(500,000)	—
Proceeds from issuance of long-term debt	—	1,179,700
Payments on long-term debt	(147,800)	(95,200)
Receipt (repayment) of deposit liability	(8,000)	22,500
Payments on capital lease obligations	—	(200)
Payments on related party loans	(54,100)	(1,575,000)
Preferred stock dividends paid	—	(19,100)

Net cash provided by financing activities	637,100	2,355,600

Net increase (decrease) in cash and cash equivalents	40,200	(1,028,300)
Cash and cash equivalents — beginning of period	2,300	1,030,600

Cash and cash equivalents — end of period	$42,500	$2,300

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$533,000	$493,600

See accompanying notes to financial statements.

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS
August 31, 2009 and 2008 and December 31, 2008
(All information for the eight months ended August 31, 2008 and for the four months ended December 31, 2008 is unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

EACO Corporation (hereinafter alternatively referred to as “EACO,” the “Company,” “we,” and “our”) was organized under the laws of the State of Florida in September l985. From the inception of the Company through June 2005, the Company’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, the Company sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005. The restaurant operations are presented as discontinued operations in the accompanying financial statements. The Company’s remaining operations principally consist of managing four rental properties held for investment located in Florida and California.

Fiscal Year

On September 29, 2009, the Board of Directors approved a change in the Company’s fiscal year end to August 31. Prior to that, the fiscal year was the fifty-two or fifty-three week period ending on the Wednesday nearest to December 31. The Company reported the decision to change its fiscal year end to August 31 in a Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2009. This action created a “transition period” (as defined), which is the eight month period ended August 31, 2009. Under the SEC’s reporting rules, a registrant is required to file a separate transition report for transition periods that cover a period of six months or greater. Rule 13a-10 of the Securities and Exchange Act of 1934 (as amended) requires registrants that have a transition period of six months or greater to file audited financial statements for that period on the form appropriate for annual reports of the registrant. Accordingly, the Company’s audited statement of operations and cash flows for the eight month transition period ended August 31, 2009 are included in the accompanying financial statements. The unaudited financial statements for the eight month period ended August 31, 2008 have been presented for comparative purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include collectability of rent receivables, impairment evaluation of properties, loss on a sublease contract, workers’ compensation liability, the depreciable lives of assets and the valuation allowance against deferred tax assets. Actual results could differ from those estimates.

Basis of Presentation/Proposed Merger

The accompanying financial statements have been prepared using the going concern basis of accounting. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the ordinary course of business. During the eight months ended August 31, 2009, the Company engaged financial advisors to evaluate alternative strategies to increase shareholder value, including a merger with Bisco Industries, Inc. (“Bisco”), an affiliated entity wholly owned by the Company’s majority stockholder and Chief Executive Office (“CEO”). The proposed transaction requires shareholder approval (which has not been obtained as of the filing of this Form 10-K).

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

If the merger transaction is approved and consummated, the Company’s financial and operational viability would likely improve as Bisco has a history of positive operating cash flow and substantial resources. However, there can be no assurance that any improvements in operations will occur. See Note 15 for additional information.

If shareholders do not approve the proposed merger, it is likely that the Company will require additional sources of financing in order to maintain its current operations. These additional sources of financing may include bank borrowings and/or public or private offerings of equity and/or debt securities. While management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, if at all.

Reclassification

Certain reclassifications have been made to the prior years’ financial statement to conform to the current period’s presentation. The fixed assets of the real estate properties have been collapsed into one line item on the balance sheet. Additionally, certain assets have been reclassified from equipment to buildings and improvements to reflect the proper categorization of assets as presented in Note 4.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company has a cash management program that provides for the investment of excess cash balances in short-term investments. These investments are stated at cost which approximates market value and consist of money market instruments and have maturities of three months or less when purchased.

Investments

Prior to the quarter ended April 2, 2008, investments consisted of trading securities and securities sold, not yet purchased. The Company held no such investments at August 31, 2009 or December 31, 2008 as the Company liquidated all of its investment holdings in the quarter ended April 2, 2008.

These securities were carried at estimated fair value, with unrealized gains and losses reported in the statement of operations as a component of other income (expense). Gains or losses on securities sold were based on the average cost method. The results for the eight months ended August 31, 2008 included realized gains from the sale of marketable securities of $104,300, and unrealized loss of $8,600.

Certificate of Deposit

The Company has one certificate of deposit and it is stated at cost. It is classified as a long-term asset because it is pledged as collateral (see Note 6) and will likely not be available for use by the Company during fiscal 2010.

Real Estate Properties

Real estate properties leased or held for leasing are stated at cost. Maintenance, repairs and betterments which do not enhance the value or increase the life of the assets are expensed as incurred. Depreciation is provided for financial reporting purposes principally on the straight-line method over the following estimated useful lives: buildings and improvements — 25 years, land improvements — 25 years and equipment — 3 to 8 years. Leasehold improvements are amortized over the remaining lease term or the life of the asset, whichever is less.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each operating property and related assets to future net cash flows expected to be

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair values.

Other Assets

Other assets consist of the following:

	August 31,	December 31,
	2009	2008

Leasehold origination costs	$317,200	$317,200
Loan fees	173,100	233,200
Tenant improvements	210,700	210,700
Deferred leasing commissions	42,000	50,400
Deferred rent	231,900	211,100
Other assets	500	500

	975,400	1,023,100
Less accumulated amortization	(398,300)	(392,300)

	$577,100	$630,800

Amortization expense of other assets was $59,000 and $65,800 for the eight months ended August 31, 2009 and August 31, 2008, respectively. Amortization of deferred rent that is charged to rental income was approximately $9,900 during the eight months ended August 31, 2009.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulleting No. 104, “Revenue Recognition”, when all of the following conditions exist: (a) persuasive evidence of an arrangement exists as in the form of a lease document; (b) delivery has occurred or services have been provided; (c) the Company’s price to the buyer is fixed or determinable, and (d) collectability is reasonably assured. The Company leases its properties to tenants under operating leases with terms of over one year. Some of these leases contain scheduled rent increases. The Company records rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.

Receivables from tenants are carried net of the allowance for uncollectible accounts. An allowance is maintained for estimated losses resulting from the inability of tenants to meet their contractual obligations under their lease agreements. We determine the adequacy of this allowance by continually evaluating individual tenant’s receivables considering the tenant’s financial condition and security deposits and current economic conditions. An allowance for uncollectible accounts of $53,400 as of December 31, 2008 was determined to be necessary to reduce receivables to our estimate of the amount recoverable at that time. No additional allowance for uncollectible accounts was required as of August 31, 2009.

Estimated Fair Value of Financial Instruments and Certain Non-Financial Assets/Liabilities

The Company’s financial instruments include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, accrued expenses, and long-term debt. Except as described below, management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments. The methods and significant assumptions used to estimate the fair

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

value of the assets and liabilities referenced in this paragraph did not change to any material extent during the period ended August 31, 2009.

Management has concluded that it is not practical to estimate the fair value of amounts due to related parties. SFAS No. 107, Disclosures About Fair Value of Financial Instruments requires that information pertinent to those financial instruments be disclosed, such as the carrying amount, interest rate, and maturity date; such information is reported in Note 13. Management believes it is not practical to estimate the fair value of related party financial instruments because the transactions cannot be assumed to have been consummated at arm’s length, there are no quoted market values available for such instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments (if any) and the associated potential cost.

The Company does not have any assets or liabilities that are measured at estimated fair value on a recurring basis and, during the eight month periods ended August 31, 2009 and 2008 did not have any non-financial assets or liabilities that were measured at estimated fair value on a nonrecurring basis; see Note 12. The measurements cited in the preceding sentence were based on the concepts set forth in SFAS No. 157, Fair Value Measurements, as amended.

Discontinued Operations

The Company accounts for the results of operations of a component of an entity that has been disposed of or that meets all of the “held for sale” criteria as discontinued operations, if the component’s operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The “held for sale” classification requires having the appropriate approvals by our management, Board of Directors and shareholders, as applicable, and meeting other criteria. When all of these criteria are met, the component is classified as “held for sale” and its operations are reported as discontinued operations. See Note 3 for additional information.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities using presently enacted income tax rates. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as significant decreases in operations. As a result of the Company’s disposal of significant business operations, management concluded that a valuation allowance should be recorded against certain federal and state tax credits. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

Earnings/Loss Per Common Share

Basic earnings (loss) per common share for the periods ended August 31, 2009 and 2008 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

effect to all potentially dilutive common shares that were outstanding during the respective periods. Dilutive shares represent those issuable upon exercise or conversion of options, stock warrants and convertible preferred stock, which is 1,120,689 at August 31, 2009 and 2008. Due to the Company’s net losses from continuing operations during the eight months ended August 31, 2009 and 2008, potential common stock was anti-dilutive and has been excluded from the computation of diluted loss per common share.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method for which the Company utilizes an option pricing model for estimating fair value. Share-based compensation is measured at the grant date, based on the fair value of the award.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05 Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-05 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133 and for purposes of determining whether that instrument is within the scope of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1/APB 28-1 (“FSP 107-1”), which is entitled “Interim Disclosures about Fair Value of Financial Instruments”. This pronouncement amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”) to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28 (Interim Financial Reporting) to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly”, and FSP FAS 115-2/FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 157-4 and FSP FAS 115-2/FAS 124-2 are discussed immediately below.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. See note 12 for discussion of other amendments of SFAS No. 157.

In April 2009, the FASB issued FSP FAS 115-2/FAS 124-2 (hereinafter referred to as “FSP FAS 115-2/124-2”), which amends the other-than-temporary impairment (“OTTI”) recognition guidance in certain existing GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue No. 99-20) for debt securities classified as available-for-sale and held-to-maturity. FSP FAS 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this pronouncement describes the process for determining the OTTI to be recognized in “other comprehensive income” (generally, the impairment charge for a non-credit loss) and in earnings. FSP FAS 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities. This pronouncement is effective as described in the preceding paragraph. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI charge was previously recognized. If an entity early adopts either FSP 107-1 or FSP FAS 157-4, the entity is also required to early adopt this pronouncement. In addition, if an entity early adopts FSP FAS 115-2/124-2, it is also required to early adopt FSP FAS 157-4.

The pronouncements described in the immediately preceding three paragraphs do not require any of the new disclosures for earlier periods (ended before initial adoption) that are presented for comparative purposes.

In May 2009, the FASB issued SFAS No. 165 entitled “Subsequent Events.” Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165.

Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively.

The adoption of SFAS No. 165 during the quarter ended July 1, 2009 did not have a significant effect on the Company’s financial statement as of that date or for the quarter or year-to-date period then ended.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

companies involved with variable interest entities (“VIE’s”) and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is generally effective for interim and annual periods ending after November 15, 2009. We are currently evaluating the potential impact on our financial statements when implemented. However, the effective date has been deferred (until late 2010) for certain entities and VIE’s such as mutual funds, hedge funds, private equity funds and venture capital funds.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 established the FASB Accounting Standards Codification (the “Codification”) as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification then became nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 is not expected to have a material impact on our financial position, results of operations, or cash flows.

NOTE 3.	DISCONTINUED OPERATIONS

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying balance sheet. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was obtained by the Company as of August 31, 2009 and December 31, 2008. As of August 31, 2009, the estimated claim liability was $3,321,900 which represents a decrease from the estimate at December 31, 2008. The decrease in the liability of $124,500 is reported in discontinued operations in the Company’s statement of operations for the eight months ended August 31, 2009. There is no similar adjustment to the estimated claim liability for the August 31, 2008 period as no actuarial evaluation was performed at that interim date. (See Note 6 for additional information)

The Company had restricted cash of $400,000 in escrow earmarked for the payment of broker commissions that were subject to litigation which has settled in January 2008. An additional $46,000 of expense was recorded during the eight months ended August 31, 2008 for reimbursable expenses related to that case. During the eight months ended August 31, 2008, the Company completed a settlement agreement with a second broker for approximately $550,000, which is included in discontinued operations. See Note 11 — Legal Matters.

On May 28, 2009, the Company reached a settlement with one of its self insured worker’s compensation third party administrators (“TPA”) regarding an outstanding worker’s compensation claim against the Company. In the settlement, the TPA agreed to indemnify the Company for a portion of the claim the Company paid with regard to one claimant. The settlement of $200,000 is included in gain on discontinued operations in the Company’s statement of operations for the eight months ended August 31, 2009.

NOTE 4.	REAL ESTATE PROPERTIES

The Company purchased the Sylmar Property in November 2005 for $8.3 million. The transaction was structured as a like-kind exchange transaction under Section 1031 of the Internal Revenue Code, which resulted in the deferral of an estimated $1 million in income taxes payable from the Asset Sale. The Company assumed a loan on the property for $1.8 million with a variable interest rate equal to the prime interest rate.

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

This loan was repaid in full in 2007 when the Company refinanced the Sylmar Property. The property was refinanced for twenty years at an annual interest rate of 6.0%. The property currently has two industrial tenants and produces rental income of approximately $770,000 to $800,000 per year.

In December 2007, the Company exercised the purchase option under the lease agreement with CNL American Property for the purchase of the Brooksville Property. The purchase price was approximately $2,027,000 and was paid in cash. During 2008, the Company financed the Brooksville Property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 20 years at an annual interest rate of 6.7%.

In April 2009, the Company reached a settlement agreement with the landlord of the Fowler Property. For a sum of $500,000, the landlord agreed to release the Company from all past and future obligations relating to the lease. In May 2009, the Company paid the landlord the settlement amount.

In July 2009, the Company reached a settlement agreement with the landlord of the Deland Property. For the sum of $2,123,000, the landlord agreed to sell the property to the Company and release the Company from all past and future liabilities related to the lease. The Company paid $200,000 in July 2009 and the remainder in September 2009. See Notes 13 and 15.

See the “Legal Matters” section of Note 11 for information about the settlement of other litigation relating to the Company’s real estate properties.

In the latter half of fiscal 2008, the real estate market in Florida declined considerably. In addition, the general economic climate in the United States has caused consumers to decrease discretionary spending, adversely affecting the restaurant industries. This situation combined with vacancies at three of the Company’s Florida properties triggered an analysis by management of the Company’s property holdings in the state of Florida as required by SFAS 144. The Company contracted with an outside firm to value the four properties in Florida: the Deland Property, Fowler Property, Brooksville Property and Orange Park Property. Management reviewed the appraisals on the properties and determined total impairment charges of $2,057,800 with regard to the Fowler Property, Deland Property and Brooksville Property. The impairment change referenced in the preceding sentence was recorded during the quarter ended December 31, 2008. Management did not record an impairment charge related to the Orange Park Property as its estimated fair value was in excess of its book value.

The cost of real estate property leased or held for leasing is as follows at August 31, 2009 and December 31, 2008:

	August 31,	December 31,
	2009	2008

Land	$5,682,800	5,682,800
Buildings & improvements	6,242,300	6,448,200
Equipment	1,188,400	1,789,400

Total	13,113,500	13,920,400
Accumulated depreciation and amortization	(2,814,900)	(3,176,500)

Book value	$10,298,600	10,743,900

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum lease obligations under non-cancelable capital leases and operating leases as of August 31, 2009 are as follows:

	Capital	Operating
	Leases	Leases

2010	$205,900	$92,600
2011	212,800	92,600
2012	218,900	92,600
2013	225,200	92,600
2014	231,600	92,600
Future years	2,795,700	956,900

Total minimum lease payments	3,890,100	$1,419,900
Amount representing interest	(2,328,200)

Present value of minimum payments	1,561,900
Current portion	(400)

Long-term capital lease obligations	$1,561,500

Depreciation expense related to capitalized leases was $106,800 and $230,900 for the eight month periods ended August 31, 2009 and August 31, 2008, respectively.

Rental expense for operating leases for the eight months ended August 31, 2009 and 2008 was $133,300 and $291,400, respectively.

The Sylmar Property is leased to two tenants under operating leases. The Company also subleases one of its restaurant properties to a third party. The following table shows the future minimum rentals due under non-cancelable operating leases (where the Company is the lessor or sublessor) in effect at August 31, 2009:

	Income-
	Producing	Restaurant
	Real Estate	Properties	Total

2010	$767,600	$202,000	$969,600
2011	782,200	204,000	986,200
2012	797,100	208,000	1,005,100
2013	326,500	70,000	396,500
2014	260,000	—	260,000

	$2,933,400	$684,000	$3,617,400

Rental income from leases was $647,200 and $916,400 for the eight months ended August 31, 2009 and 2008, respectively.

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	August 31,	December 31,
	2009	2008

Property and sales taxes	$87,500	$18,000
Bank overdraft	—	39,300
Legal and accounting	7,700	6,300
Unearned rental revenue	19,800	19,800
Interest	40,600	43,100
Other	14,500	14,300

	$170,100	$140,800

NOTE 6.	LIABILITIES OF DISCONTINUED OPERATIONS

The liabilities of discontinued operations consist of the estimated liabilities associated with the Company’s former self insured worker’s compensation program. The liabilities of discontinued operations were $3,321,900 and $3,602,100 at August 31, 2009 and December 31, 2008, respectively.

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, in July 2004 the Company provided the Division with a $1 million letter of credit (“LOC”) from a bank with an expiration date of May 30, 2009. In May 2009, the LOC was renewed for one year with an expiration date of May 30, 2010. Based upon the bank’s evaluation of the Company’s credit and to avoid collateralization requirements, the LOC is guaranteed on behalf of the Company by Bisco. In addition, the Company pledged letters of credit totaling $2,769,500 to the Division expiring in December 2010 to meet the Division’s collateral requirement of $3,769,500. The December 2010 LOC’s are secured by a certificate of deposit of $769,500 and the Company’s Sylmar Property.

NOTE 7.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	August 31,	December 31,
	2009	2008

Note payable to GE Capital Franchise Finance Corporation (“GE Capital”), secured by real estate, monthly principal and interest payments totaling $10,400, interest at the thirty-day London Inter-Bank Offered Rate plus 3.75% (minimum interest rate of 7.3%), due December 2016	$699,100	$745,100
Note payable to Zion’s Bank, secured by real estate, monthly principal and interest payment totaling $8,402, interest at 6.7%, due April 2033	1,187,800	1,202,100
Note payable to Community Bank, secured by real estate, monthly principal and interest payment totaling $39,700, interest at 6.0%, due December 2017	5,671,900	5,759,400

	7,558,800	7,706,600
Less current portion	(7,558,800)	(241,000)

	$—	$7,465,600

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The scheduled payments for the above loans are as follows at August 31 2009:

2010	$231,700
2011	247,400
2012	264,100
2013	282,100
2014	301,300
Thereafter	6,232,200

$7,558,800

The GE Capital loan is secured by the Company’s Orange Park Property. The Community Bank loan is secured by the Sylmar Property and a personal guarantee of the Company’s CEO. The Zion’s Bank loan is secured by the Company’s Brooksville Property.

The loan from Zion’s Bank requires the Company to comply with certain financial covenants and ratios measured annually beginning with the 12-month period ended December 31, 2008, as defined in the loan agreement. As of August 31, 2009, the Company was not in compliance with one covenant of the loan agreement. The defaulted covenant prohibited EACO from incurring any additional debt during the eight months ended August 31, 2009. The Company violated this covenant through borrowings from Bisco to fund operations throughout the course of fiscal 2009. Zion’s Bank has not granted the Company a waiver regarding that default. Although Zion’s Bank has not accelerated payment of the loan, the full amount due under the mortgage is reported as a current liability in the accompanying August 31, 2009 balance sheet. Zion’s Bank has indicated they will not take any action regarding the breach; however, they reserve any and all rights they have under the mortgage agreement.

Violation of the Zion Bank debt covenant triggered a cross default provision with the GE Capital and Community Bank loans. As a result and because the Company did not obtain waivers from those creditors, such loans have been classified as current liabilities as of August 31, 2009.

As of August 31, 2009, the Company was current on the payments of principal and interest required by the debt agreements described above. Management believes that the possibility of foreclosure of any of the properties which collateralize such debt is remote. Should the properties be foreclosed upon, the Company risks losing all of its related revenue stream.

NOTE 8.  INCOME TAXES

The following summarizes the Company’s provision for income taxes on loss from continuing operations:

	August 31,	August 31,
	2009	2008
		(Unaudited)

Current:
Federal	$—	$—
State	5,900	15,800

	5,900	15,800
Deferred:
Federal	—	—
State	—	—

	$5,900	$15,800

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income taxes for the eight month periods ended August 31, 2009 and 2008 differ from the amounts computed by applying the federal statutory corporate rate of 34% to the pre-tax loss from continuing operations.

The differences are reconciled as follows:

	2009	2008

Expected income tax (benefit) at statutory rate	$(103,000)	$(397,700)
Increase (decrease) in taxes due to:
State tax, net of federal benefit	1,100	207,700
Change in deferred tax asset valuation allowance	45,800	270,200
Other, net	62,000	(64,400)

Income tax expense	$5,900	$15,800

The components of deferred taxes at August 31, 2009 and December 31, 2008 are summarized below:

	August 31,	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforward	$4,080,100	$4,742,800
Capital losses	318,300	320,100
Federal and state tax credits	659,300	659,300
Accrued settlement	3,000	17,400
Accruals not currently deductible	—	20,900
Accrued workers compensation	1,294,400	1,411,800
Excess of book over tax depreciation	(2,900)	(56,300)

	6,352,200	7,116,000
Valuation allowance	(4,863,600)	(4,923,600)

Total deferred tax assets	1,488,600	2,192,400

Deferred tax liabilities:
Unrealized gain on investment	(1,150,000)	(1,851,700)
Other	(338,600)	(340,700)

Total deferred tax liabilities	(1,488,600)	(2,192,400)

Net deferred tax asset	$—	$—

At August 31, 2009, the Company’s federal and state tax credit was comprised of $61,900 in general business credits which will begin to expire in 2013 and alternative minimum tax credits of $632,400 which have no expiration date. Additionally, at August 31, 2009, the Company has Federal net operating loss carryforwards (“NOLs”) of approximately $10.3 million, which will begin to expire in 2024 and state NOLs of approximately $12.0 million, which will begin to expire in 2017.

In accordance with Sections 382 and 383 of the Internal Revenue Code, the utilization of Federal NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of August 31, 2009, management has not determined if ownership changes have occurred which would limit the Company’s utilization of its NOL or tax credit carryovers.

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 109, the Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as significant decreases in operations. As a result of the Company’s disposal of significant business operations, management concluded that a valuation allowance should be recorded against the deferred tax assets.

Accounting for Uncertainty In Income Taxes.

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of January 1, 2007, the Company adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. The Company would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

The Company did not recognize any additional liability for unrecognized tax benefits as a result of the adoption of FIN 48, as amended. As of August 31, 2009, the Company did not adjust its liability for unrecognized tax benefit related to tax positions in prior periods nor did the Company increase its liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability for lapse of statute of limitation or settlements with taxing authorities. The Company expects resolution of its unrecognized tax benefits (which are not significant) to occur within the next 12 months.

The Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense. As of August 31, 2009, the Company has not recognized any liabilities for penalties or interest.

The Company is subject to taxation in the US and various states. The Company’s 2006-2008 years are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by taxing authorities for years before 2006.

NOTE 9.	SHAREHOLDERS’ DEFICIT

Loss per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for loss from continuing operations and net loss from continuing operations attributable to common shareholders:

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the eight months ended August 31,

	2009	2008
		(Unaudited)

EPS from continuing operations — basic and diluted:
Loss from continuing operations	$(308,800)	$(1,185,500)
Less: preferred stock dividends	(38,200)	(19,100)

Loss from continuing operations for basic and diluted EPS computation	$(347,000)	$(1,204,600)

Weighted average common shares outstanding for basic and diluted EPS computation	3,910,624	3,910,264

Loss per common share from continuing operations — basic and diluted	$(0.09)	$(0.31)

For the eight months ended August 31, 2009 and 2008, no potential common shares from outstanding stock options have been included in the computation of diluted loss per common share due to their antidilutive effect and therefore the weighted average basic and diluted common shares outstanding are the same.

Stock Options

The following table summarizes the changes in stock options outstanding during the eight months ended August 31:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
			(Unaudited)

Options outstanding at beginning of period	25,000	$2.00	25,000	$2.00
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(25,000)	2.00	—	—

Options outstanding at end of period	—	—	25,000	2.00

Options exercisable at end of period	—	—	25,000	2.00

Weighted average fair value of options granted during the period	$—		$—
Common shares reserved for future grants at end of period	200,000		200,000

During the eight month periods ended August 31, 2009 and 2008, the Company awarded no stock options, nor did any option awards vest during the period ended August 31, 2009, and thus, the Company recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified, repurchased or cancelled after December 28, 2006. During the eight month periods ended August 31, 2009 and 2008, no stock options were exercised, and therefore, no cash was received from stock option exercises.

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Preferred Stock

The Company’s Board of Directors is authorized to establish the various rights and preferences for the Company’s preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares of its Series A Cumulative Convertible Non-Voting Preferred Stock (the “Preferred Stock”) to the Company’s CEO, with an 8.5% dividend rate at a price of $25 per share for a total cash purchase price of $900,000. Holders of the Preferred Stock have the right at any time to convert the Preferred Stock, its liquidation value, and accrued but unpaid dividends into shares of the Company’s Common Stock at the conversion price of $0.90 per share. In the event of a liquidation or dissolution of the Company, holders of the Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders $25 per share plus all unpaid dividends before any payments are made to the holders of Common Stock. Unpaid cumulative preferred stock dividends totaled $95,600 at August 31, 2009.

NOTE 10.	PROFIT SHARING AND RETIREMENT PLAN

Due to the sale of certain operating assets and the elimination of all its personnel, the Company terminated the profit sharing and 401(k) plans in 2006.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases one restaurant property, the Deland Property, under a non-cancelable lease agreement; the land portion is classified as an operating lease and the building as a capital lease. The building and equipment are recorded as capital assets in the aggregate amount of $310,000 at August 31, 2009 and December 31, 2008, net of impairment (see Note 4). Interest is computed at an annual rate of 13.2%.

The Fowler Property’s building and equipment portion of the lease was classified as a capital lease and the land portion classified as an operating lease. The building and equipment covered by the lease are recorded as capital assets in the aggregate amount of $0 and $160,000 at August 31, 2009 and December 31, 2008, respectively, net of impairment (see Note 4). The interest portion of lease payments was computed at an annual rate of 10.7%.

In March 2009, the Company reached an agreement with the owner of the Fowler Property. The Company agreed to pay $500,000 as a lump sum settlement of the Company’s current lease on that property. In return, the owner agreed to release the Company from any further obligation under the terms of the lease. Extinguishment of the remaining lease obligation and related building assets resulted in a gain of $949,300 during the eight months ended August 31, 2009.

On July 31, 2009, the Company entered into an agreement with the landlord of the Deland Property, which provided a right to purchase the building. As a result, the lease agreement for the property was terminated and the landlord released the Company from any past and future obligations related to the lease, for an aggregate payment of $2,123,000 for the purchase of the property and in satisfaction of all past due rent. The Company paid an earnest money deposit of $200,000 upon signing the agreement and paid the remainder at the closing on September 30, 2009. The amounts paid were borrowed from Bisco pursuant to a six month note accruing interest at 7.5% per annum.

See Note 4 for disclosure of future minimum lease obligations under non-cancelable capital leases and operating leases as of August 31, 2009.

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Legal Matters

In connection with the Asset Sale, a broker demanded a commission of $3.5 million. The Company filed suit against the broker in an effort to expedite a resolution of the claim. The Company agreed to place $400,000 in escrow in connection with the lawsuit. In December 2007, a final judgment was made by the courts in favor of the broker for $2,317,000. As a result of the judgment and subsequent settlement agreement between the Company and the broker, the $400,000 in escrow was returned to the Company in January 2008. During 2008, the judge ruled that an additional $46,200 was owed to the broker for reimbursable expenses. These amounts were paid in the first quarter of 2008 and are included in discontinued operations in the statement of operations for the eight months ended August 31, 2008.

In August 2005, the Company was sued by another broker who claimed that a commission of $749,000 was payable to him as a result of the Asset Sale. In May 2008, the Company and the broker entered into a settlement agreement whereby the Company, without admitting liability, paid the broker $550,000 in satisfaction of the final judgment. This amount is included in discontinued operations in the statement of operations for the eight months ended August 31, 2008.

On May 28, 2009, the Company reached a settlement with one of its self insured worker’s compensation third party administrators (“TPA”) regarding an outstanding worker’s compensation claim against the Company. In the settlement, the TPA agreed to indemnify the Company for a portion of the claim the Company has paid with regard to one claimant. The settlement of $200,000 is included in discontinued operations in the Company’s statement of operations for the eight months ended August 31, 2009.

NOTE 12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements”, in the first quarter of fiscal 2008. SFAS 157 was amended in February 2008 by FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the Company’s application of SFAS 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities until January 1, 2009. SFAS 157 was further amended in October 2008 by FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS 157 to assets participating in inactive markets. On April 9, 2009, SFAS 157 was amended again by FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is discussed in the “Recent Accounting Pronouncements” section of Note 2.

SFAS 157 requires disclosure of a fair-value hierarchy of inputs management uses to estimate the fair value of an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include price and marketable securities that are actively traded. At this time, the Company holds no Level 1 securities.

Level 2:  Inputs other than Level 1 that are observable, either directly or indirectly. For the Company, Level 2 inputs include real estate sales comparisons obtained through third-party broker quotes used in estimating the fair value of the Company’s real estate properties.

Level 3:  Unobservable inputs. Beginning January 1, 2009, Level 3 inputs were required for estimating the fair value associated with nonrecurring measurements of certain nonfinancial assets described in Note 4. Level 3 inputs for real estate properties (owned or subject to capital leases) include cash flow projections used in estimating the fair value of the Company’s real estate properties. Cash flow projections were derived from studies of comparable market sublease rental rates for similar real estate

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

properties, market ground lease rates, and vacancy and collection loss estimates. There were no changes in the valuation techniques or the related inputs during the periods presented

NOTE 13.	OTHER RELATED PARTY TRANSACTIONS

During calendar 2008, there were dividends on preferred stock (see Note 9) declared by the Board of Directors that were paid in 2009 to the CEO of approximately $38,200.

In July 2004, the Company provided a $1 million letter of credit (see Note 6) to collateralize its projected outstanding workers’ compensation liability. The letter of credit is guaranteed on behalf of the Company by Bisco. The annual cost of the letter of credit is $20,000, which is reimbursed by the Company to Bisco.

The Company currently has a management agreement with Bisco, which provides administration and accounting services. During the eight months ended August 31, 2009 and 2008, the Company paid Bisco approximately $85,400 and $74,400, respectively, for those services. Such amounts are included in general and administrative expenses in the accompanying statements of operations. The amounts due to Bisco for these services at August 31, 2009 and December 31, 2008 were $143,500 and $26,500, respectively, and are included in due to related party in the accompanying balance sheets.

During the eight months ended August 31, 2009 and 2008, the Company received bridge loans from Bisco of approximately $1,249,200 and $2,758,100, respectively, including interest, of which $54,125 and $1,575,000, respectively, were repaid during the periods. The note agreements do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest at an annual rate of 7.5% is due six months from the date of each note. The maturity dates of these loans have been extended by the Company to March 2010.

During the eight months ended August 31, 2008, the Company financed the Brooksville Property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. See Note 7. Proceeds from the financing were used to repay Bisco a portion of the amounts borrowed.

In May 2009, the Company was sued by the landlord of the Deland Property. In the suit, the landlord claimed damages related to rent not paid by the Company, plus penalties and interest. On July 31, 2009, the landlord and the Company agreed to a settlement on the Deland Property and the related capital lease. For a total sum of $2,123,000, the landlord agreed to sell the Deland Property to the Company and release the Company from any further obligations under the lease. The agreement required a non-refundable deposit of $200,000 to be paid five days after signing the agreement, with the remaining $1,923,000 due sixty days after signing the agreement. Payment related to the $200,000 deposit was borrowed by the Company from Bisco under a note agreement. Subsequent to August 31, 2009, the Company borrowed the remaining $1,923,000 from Bisco under the terms of a note which accrues interest at 7.5% per annum and is due January 2010. See Note 15 for additional information.

NOTE 14.	SEGMENT AND MAJOR CUSTOMER INFORMATION

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

EACO CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Since 2005 the Company has operated in one segment to operate and lease income-producing real estate properties. During the eight months ended August 31, 2009, the Company had three tenants that accounted for 100% of the Company’s rental revenue. The tenants and their related percentage contribution to revenue are summarized below:

Percentage
of
Tenant	Revenue

NES Rentals	52%
Boeing Corporation	29%
International Buffet	19%

NOTE 15.	SUBSEQUENT EVENTS

We evaluated events and transactions after August 31, 2009 and before the date the accompanying financial statements were issued for potential recognition and/or disclosure in the financial statements in accordance with SFAS No. 165. Management evaluated subsequent events through December 22, 2009, which is the date that such financial statements were issued.

As more fully described in Note 13, in July 2009 the Company reached a settlement agreement with the landlord of the Deland Property. In the first quarter of fiscal 2010, management anticipates that the Company will recognize a gain on debt extinguishment and a loss on the disposal of the related capital lease asset.

Subsequent to August 31, 2009, the Company borrowed an additional $2,000,000 from Bisco. Each of the notes is for a period of six months and bears interest at 7.5% annually. The funds were used predominately to fund the purchase of the Deland Property, with the remainder used to fund operations

On December 22, 2009, we entered into an agreement to complete a merger transaction with Bisco, pursuant to which a newly created, wholly-owned subsidiary of the Company would be merged with and into Bisco, with Bisco surviving the merger and becoming a wholly-owned subsidiary of the Company. Bisco’s sole shareholder, who is also the Chairman and majority shareholder of EACO, would receive 4,705,670 post-split shares (if the 1 for 25 reverse stock split of the Company’s common stock is approved at EACO’s 2010 stockholders meeting) in exchange for all the outstanding common stock of Bisco. The merger is subject to certain closing conditions including the approval of the transaction by the Company’s shareholders, the approval of necessary amendments to the Company’s articles of incorporation and the consent of certain third parties.

The unaudited pro forma condensed combined balance sheet as of August 31, 2009 presented below reflects the merger and related events as if they had been consummated on August 31, 2009. Such financial statement combines the historical EACO and Bisco balance sheets as of August 31, 2009. The historical balance sheet of Bisco as of August 31, 2009 (which is not included herein) has been prepared in conformity with GAAP in all material respects. Such pro forma financial information is presented for informational purposes only and is not intended to represent or necessarily be indicative of the financial condition that would have been achieved if the merger had been completed as of the date indicated, and should not be taken as representative of the future financial condition of the combined entities.

Preparation of the unaudited pro forma balance sheet required management to make certain judgments and estimates to determine the pro forma adjustments such as the estimated utilization of EACO net operating loss carryforwards (“NOL”) and resulting recognition of other deferred tax assets and liabilities; however, the ultimate realization of the NOLs is dependent upon satisfactory confirmation from the Company’s tax advisors that the merger will constitute a “tax free reorganization” and the NOLs will not be limited as a result of the proposed merger.

The pro forma balance sheet does not reflect any cost savings or operating synergies that may result from the merger or the expenses required to achieve any such cost savings or operating synergies.

EACO CORPORATION

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF AUGUST 31, 2009

ASSETS

		Bisco
		Industries, Inc.
	Eaco Corporation	and Subsidiary	Pro Forma		Pro Forma
	(Historical)	(Historical)	Adjustments		Combined

CURRENT ASSETS:
Cash and cash equivalents	$42,500	$1,640,500	$—		$1,683,000
Trade accounts receivable, net	7,200	9,082,500	—		9,089,700
Inventory, net	—	10,292,500	—		10,292,500
Marketable securities, trading	—	2,226,600	—		2,226,600
Prepaid expenses and other current assets	258,500	178,200	—		436,700
Related party receivable	—	2,704,300	(2,704,300)	Note A	—
Deferred tax asset	—	375,900	187,400	Note B	563,300

Total current assets	308,200	26,500,500	(2,516,900)		24,291,800

NON-CURRENT ASSETS:
Real estate properties leased or held for leasing, net	10,298,600	—	—		10,298,600
Property, plant and equipment, net	—	1,384,400	—		1,384,400
Other assets, net of accumulated amortization	577,100	—	—		577,100
Restricted cash	769,500	1,641,600	—		2,411,100
Deferred tax asset	—	510,400	4,165,100	Note B	4,675,500
Other assets	—	397,700	—		397,700

Total non-current assets	11,645,200	3,934,100	4,165,100		19,744,400

TOTAL ASSETS	$11,953,400	$30,434,600	$1,648,200		$44,036,200

EACO CORPORATION

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF AUGUST 31, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

		Bisco Industries, Inc.
	Eaco Corporation	and Subsidiary	Pro Forma		Pro Forma
	(Historical)	(Historical)	Adjustments		Combined

CURRENT LIABILITIES:
Bank overdraft	$—	$564,700	$—		$564,700
Line of credit	—	8,467,400	—		8,467,400
Trade accounts payable	460,200	5,729,400	—		6,189,600
Related party payable	2,723,400	—	(2,704,300)	Note A	19,100
Other accrued expenses	170,100	2,079,800	(571,100)	Note C	1,678,800
Liability for short sale of marketable trading securities	—	1,101,200	—		1,101,200
Current portion of workers compensation liability	147,500	—	—		147,500
Current portion of long-term debt and capital lease obligations	7,559,200	2,600	—		7,561,800

Total current liabilities	11,060,400	17,945,100	(3,275,400)		25,730,100

LONG-TERM LIABILITIES, net of current portion:
Deposit liability	107,000	—	—		107,000
Workers compensation liability	3,174,400	—	—		3,174,400
Capital lease obligations	1,561,500	—	—		1,561,500

	4,842,900	—	—		4,842,900

TOTAL LIABILITIES	15,903,300	17,945,100	(3,275,400)		30,573,000
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value
Authorized — 10,000,000 shares;
Issued and outstanding — 36,000 shares	400	—	—		400
Common stock, $.01 par value
Authorized — 8,000,000 shares;
Issued and outstanding — 4,862,080 post-split shares (Note D)	39,000	—	9,621		48,621
Common stock, no par value
Authorized — 10,000 shares;
Issued and outstanding — 1,500 shares	—	1,455,000	(1,455,000)	Note D	—
Additional paid-in capital	10,932,300	—	1,445,379	Note D	12,377,679
Accumulated other comprehensive income	—	476,600	—		476,600
Retained earnings (accumulated deficit)	(14,921,600)	10,557,900	4,923,600	Note B	559,900

	(3,949,900)	12,489,500	4,923,600		13,463,200

	$11,953,400	$30,434,600	$1,648,200		$44,036,200

The above unaudited pro forma condensed combined balance sheet was prepared in accordance with GAAP (ASC 805-50, Transactions Between Entities Under Common Control) and Article 11 of SEC Regulation S-X in all material respects. GAAP specifies that in a combination of entities under common control, the entity which receives the assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts at the date of transfer (“as-if pooling-of-interests” accounting). Mr. Glen Ceiley is the sole shareholder of Bisco and a 63% shareholder of EACO and as a result has majority voting control over Bisco and EACO; and both entities are deemed to be under common control.

For purposes of the unaudited pro forma condensed combined balance sheet, the Bisco consolidated balance sheet as of August 31, 2009 was developed utilizing the same accounting policies to the extent applicable applied on a basis consistent with those used in preparing the Company’s historical financial statements.

The above unaudited pro forma condensed combined balance sheet reflects the following pro forma adjustments:

(A) Adjustment to eliminate intercompany receivable/loan balances between Bisco and EACO.

(B) Adjustment to recognize the NOL deferred tax asset of EACO (assuming reversal of the existing 100% valuation allowance against such asset) and the impact of realizing certain other deferred tax assets (net of deferred tax liabilities). The legal form of the transaction is an acquisition of Bisco by EACO through an exchange of shares, and therefore the Internal Revenue Code Section 382 change-of-ownership limitations are not expected to apply. Management expects to be able to utilize the Company’s NOLs to offset future taxable income of Bisco.

(C) Adjustment to reduce current income tax liability resulting from the use of the Company’s NOLs (see pro forma Note 2-B).

(D) Adjustment to reflect the exchange of all outstanding shares of Bisco common stock for 4,705,670 post-split shares of EACO common stock (117,641,742 post-split shares). This adjustment assumes that the authorized number of shares of the Company’s common stock (8 million, as of August 31, 2009) will not be increased, and that proposal number 2 described in the proxy statement that the Company intends to file with the SEC (a 1-for-25 reverse split of EACO’s common stock) will be approved at the annual meeting.

EXHIBIT INDEX

Number	Exhibit

2.1	Agreement and Plan of Merger dated December 22, 2009 by and between EACO Corporation, Bisco Acquisition Corp., Bisco Industries, Inc. and Glen Ceiley
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009
3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009
10.1	Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.2	Form of Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2012. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)
10.3	Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.4	Settlement Agreement dated as of May 9, 2008 by and among EACO Corporation, Horn Capital Realty, Inc. and Jonathan S. Horn. (Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 9, 2008 is hereby incorporated by reference.)
10.5	Settlement Agreement dated as of January 22, 2008 by and between EACO Corporation, Glen Ceiley, Florida Growth Realty, Inc. and Robert Lurie. (Exhibit 10.1 to the Company’s current report on Form 8-K/A filed with the SEC on January 23, 2008 is incorporated by reference.)

Number		Exhibit

10	.6+	2002 Long-Term Incentive Plan (Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on May 1, 2002, is hereby incorporated by reference)
10.7		Form of Note Agreement by and between Bisco Industries, Inc. and EACO Corporation
10.8		Purchase and Sale Agreement dated July 31, 2009 by and between Gottula Properties, LLC and EACO Corporation
10.9		Administrative Services Agreement dated March 3, 2006 by and between Eaco Corporation and Bisco Industries, Inc.
23.1		Consent of Squar, Milner, Peterson, Miranda & Williamson LLP.
31.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.