Form 10-Q
period 2009-11-30
EACO CORP
filed 2010-01-19
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 19, 2010, 3,910,264 shares of the registrant’s common stock were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EACO Corporation
Condensed Statements of Operations

	(Unaudited)
	Three Months Ended
	November 30,	November 30,
	2009	2008
Rental income	$241,600	$270,600

Operating expenses:
Depreciation and amortization	109,200	177,400
General and administrative expenses	299,500	406,900

Total operating expenses	408,700	584,300

Loss from operations	(167,100)	(313,700)

Interest and other income	1,400	36,900
Interest expense	(219,900)	(267,700)

Net loss	(385,600)	(544,500)

Cumulative preferred stock dividends	(19,100)	(19,100)

Net loss attributable to common shareholders	$(404,700)	$(563,600)

Basic and diluted common loss per share	$(0.10)	$(0.14)

Basic weighted average common shares outstanding	3,910,264	3,910,264
See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Balance Sheets

	November 30,
	2009	August 31,
	(Unaudited)	2009
ASSETS

Current Assets:
Cash and cash equivalents	$2,200	$42,500
Receivables, net	—	7,200
Prepaid and other current assets	52,500	258,500

Total current assets	54,700	308,200

Certificate of deposit, pledged	769,500	769,500
Real estate held for investment, net	10,547,700	10,298,600
Other assets, principally deferred charges, net of accumulated amortization	564,400	577,100

Total assets	$11,936,300	$11,953,400

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$314,700	$460,200
Accrued expenses	155,000	170,100
Liabilities of discontinued operations — short term	147,500	147,500
Current portion of long-term debt and obligation under capital lease	7,503,900	7,559,200
Due to related party	4,907,800	2,723,400

Total current liabilities	13,028,900	11,060,400

Deposit liability	107,000	107,000
Liabilities of discontinued operations — long term	3,135,900	3,174,400
Obligation under capital lease	—	1,561,500

Total liabilities	16,271,800	15,903,300
Commitments and contingencies (Note 7)
Shareholders’ deficit:
Preferred stock of $0.01 par; authorized 10,000,000 shares;
Issued and outstanding 36,000 shares at November 30, 2009 and August 31, 2009 (liquidation value $900,000)	400	400
Common stock of $0.01 par; authorized 8,000,000 shares;
Issued and outstanding 3,910,264 shares at November 30, 2009 and August 31, 2009	39,000	39,000
Additional paid-in capital	10,932,300	10,932,300
Accumulated deficit	(15,307,200)	(14,921,600)

Total shareholders’ deficit	(4,335,500)	(3,949,900)

Total liabilities and shareholders’ deficit	$11,936,300	$11,953,400

See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Statements of Cash Flows

	(Unaudited)
	Three Months Ended
	November 30,	November 30,
	2009	2008
Operating activities:
Net loss	$(385,600)	$(544,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,200	177,600
Decrease (increase) in:
Receivables	7,200	—
Prepaid and other current assets	6,000	95,100
Other assets	5,700	31,100
Increase (decrease) in:
Accounts payable	(145,500)	167,900
Accrued liabilities	(15,100)	(52,700)
Due to related party	—	(19,100)
Deferred rent	—	(23,900)
Loss on contract	—	(36,600)
Liabilities of discontinued operations	(38,500)	(50,000)

Net cash used in operating activities	(456,600)	(255,100)

Investing activities:
Purchase of Deland property	(151,300)	—
Release of restricted cash		365,900

Net cash provided by (used in) investing activities	(151,300)	365,900

Financing activities:
Extinguishment of capital lease obligation	(1,561,500)	—
Payments on long-term debt	(55,300)	(37,800)
Proceeds from issuance of related party debt	2,184,400	92,300

Net cash provided by financing activities	567,600	54,500

Net change in cash and cash equivalents	(40,300)	165,300
Cash and cash equivalents — beginning of period	42,500	2,200

Cash and cash equivalents — end of period	$2,200	$167,500

Supplemental disclosures of cash flow information:
Cash paid for interest	$135,700	$236,200

Non-cash investing activities:
Deposit applied to purchase of Deland property	$200,000	—

See accompanying notes to condensed financial statements.

EACO CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)
Note 1. Basis of Presentation and Significant Accounting Policies
Organization
EACO Corporation (hereinafter alternatively referred to as “EACO,” the “Company,” “we,” “us,” and “our”) was organized under the laws of the State of Florida in September l985. From the inception of the Company through June 2005, the Company’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, the Company sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005. The restaurant operations are presented as discontinued operations in the accompanying financial statements. The Company’s remaining operations principally consist of managing four rental properties held for investment located in Florida and California.
Fiscal Year
On September 29, 2009, the Board of Directors approved a change in the Company’s fiscal year end to August 31. Prior to that, the fiscal year was the fifty-two or fifty-three week period ending on the Wednesday nearest to December 31. The Company reported the decision to change its fiscal year end to August 31 in a Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2009 and filed its transition report on Form 10-K for the eight month transition period ended August 31, 2009.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include collectability of rent receivables, impairment evaluation of properties, workers’ compensation liability, the depreciable lives of assets and the valuation allowance against deferred tax assets. Actual results could differ from those estimates.
Basis of Presentation/Proposed Merger
The accompanying financial statements have been prepared using the going concern basis of accounting. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the ordinary course of business. During the eight months ended August 31, 2009, the Company engaged financial advisors to evaluate alternative strategies to increase shareholder value, including a merger with Bisco Industries, Inc. (“Bisco”), an affiliated entity wholly owned by the Company’s majority stockholder and Chief Executive Officer (“CEO”). The proposed transaction requires shareholder approval which will be submitted to vote of the shareholders at the Annual Meeting of Shareholders on February 19, 2010.
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

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim financial statements should be read in conjunction with the Company’s Transition Report on Form 10-K for the eight month period ended August 31, 2009. Amounts related to disclosure of August 31, 2009 balances within these condensed financial statements were derived from the audited financial statements as of August 31, 2009.
The Company evaluated subsequent events through the filing date of our quarterly report on Form 10-Q with the Securities and Exchange Commission on January 19, 2010.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Note 2. Recent Accounting Pronouncements
During the first quarter of 2010, the company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification became the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance — authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the company’s financial position and results of operations. All prior references to previous GAAP in the company’s consolidated financial statements were updated for the new references under the Codification.
In June 2009, the FASB issued guidance as codified in ASC 810-10, “Consolidation of Variable Interest Entities” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)).” This guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities (“VIE’s”) and by requiring additional disclosures about a company’s involvement in variable interest entities. This guidance is generally effective for annual periods beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are currently evaluating the potential impact on our financial statements when implemented.
In June 2009, the FASB issued guidance as codified in ASC 860-10-65, “Transfers and Servicing” (previously, SFAS No. 166, “Accounting for Transfers of Financial Assets”). ASC 860-10-65 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for annual periods beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are currently evaluating the potential impact on our financial statements when implemented.
Note 3. Real Estate Properties
In May 2009, the Company was sued by the landlord of the Deland Property. In the suit, the landlord claimed damages related to the capital lease for rent not paid by the Company, plus penalties and interest. On July 31, 2009, the landlord and the Company agreed to a settlement on the Deland Property and the related capital lease. For a total sum of $2,123,000 and payment of $22,500 in closing costs the landlord agreed to sell the Deland Property to the Company and release the Company from any further obligations under the lease. The agreement required a non-refundable deposit of $200,000 to be paid five days after the signing of the agreement, with the remaining $1,945,500 due sixty days after the signing of the agreement. The purchase of the property was completed on September 29, 2009. Payments related to both the $200,000 deposit and final $1,945,500 payment was borrowed by the Company from Bisco Industries under separate note agreements. The notes accrue interest at 7.5% per annum and are due in January 2010 and March 2010.
The settlement resulted in the extinguishments of the capital lease obligation of approximately $1,561,500 and the liability for past due rents of $232,700, and the difference between the settlement amount and the amounts paid on the liabilities noted above was capitalized as additional Deland property value in the amount of $351,300. Of the $351,300, $193,200 was allocated to building and $158,100 was allocated to the land.
Note 4. Related Party Transactions
During the quarter ended November 30, 2009, the Company received bridge loans from Bisco in the amount of $2,053,000 and the Company accrued interest on these bridge loans of approximately $76,900. The balance of the bridge loans was approximately $4,690,700 and $2,560,800 as of November 30, 2009 and August 31, 2009, respectively. Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer, majority shareholder and Chairman of the Board. The bridge loans do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest at an annual rate of 7.5% is due six months from the date of each note. The loans have been extended by the Company beyond six months and are due between January 2010 and May 2010.
As of November 30, 2009 and August 31, 2009, interest accrued on the outstanding bridge loans was $129,000 and $52,100 and is presented as a component of due to related party on the accompanying condensed balance sheets.
The Company currently has a management agreement with Bisco, which provides administration and accounting services. During the three months ended November 30, 2009 and 2008, the Company incurred approximately $38,400 and $15,200, respectively, for those services. Such amounts are included in general and administrative expenses in the accompanying statements of operations. The amounts due to Bisco for these services and others at November 30, 2009 and August 31, 2009 were $217,100 and $162,600, respectively, and are included in due to related party in the accompanying balance sheets.
Note 5. Earnings (Loss) Per Share
The following is a quarterly reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for net loss from continuing operations attributable to common shareholders:

	(Unaudited)
	Quarters Ended
	November 30,	November 30,
	2009	2008
EPS — basic and diluted:
Net loss	$(385,600)	$(544,500)
Less preferred stock dividends	(19,100)	(19,100)

Net loss attributable to common shareholders	$(404,700)	$(563,600)

Weighted average shares outstanding	3,910,264	3,910,264

Loss per common share — basic and diluted	$(0.10)	$(0.14)

For the 3 months ended November 30, 2009 and 2008, no potential common shares from outstanding stock options have been included in the computation of diluted loss per common share due to their antidilutive effect and therefore the weighted average basic and diluted common shares outstanding are the same.
Note 6. Liabilities of Discontinued Operations
The liabilities of discontinued operations consist of the estimated liabilities associated with the Company’s former self insured worker’s compensation program. The liabilities of discontinued operations were $3,283,400 and $3,321,900 at November 30, 2009 and August 31, 2009, respectively.
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
Note 7. Commitments and Contingencies
Income Taxes
The Company had no material adjustments to its unrecognized tax benefits during the quarter ended November 30, 2009.
Legal Matters
In May 2009, the Company was sued by the landlord of the Deland Property. In the suit, the landlord claimed damages related to the capital lease for rent not paid by the Company, plus penalties and interest. On July 31, 2009, the landlord and the Company agreed to a settlement on the Deland Property and the related lease. See Note 3 above for further discussion.
Long Term Debt Covenant Violation
The GE Capital loan is secured by the Company’s Orange Park Property. The Community Bank loan is secured by the Sylmar Property and a personal guarantee of the Company’s CEO. The Zion’s Bank loan is secured by the Company’s Brooksville Property.
The loan from Zion’s Bank requires the Company to comply with certain financial covenants and ratios measured annually beginning with the 12-month period ended December 31, 2008, as defined in the loan agreement. As of November 30, 2009 and August 31, 2009, the Company was not in compliance with one covenant of the loan agreement. The defaulted covenant prohibited EACO from incurring any additional debt during the loan measurement period. The Company violated this covenant through borrowings from Bisco to fund operations throughout the course of fiscal 2009 and the three months ended November 30, 2009. Zion’s Bank has not granted the Company a waiver regarding these defaults. Although Zion’s Bank has not accelerated payment of the loan, the full amount due under the mortgage is reported as a current liability in the accompanying November 30, 2009 and August 31, 2009 balance sheets. Zion’s Bank has indicated they will not take any action regarding the breach; however, they reserve any and all rights they have under the mortgage agreement.

Violation of the Zion Bank debt covenant triggered a cross default provision with the GE Capital and Community Bank loans. As a result and because the Company did not obtain waivers from those creditors, such loans have been classified as current liabilities as of November 30, 2009 and August 31, 2009.
As of November 30, 2009, the Company was current on the payments of principal and interest required by the debt agreements described above. Management believes that the possibility of foreclosure of any of the properties which collateralize such debt is remote. Should the properties be foreclosed upon, the Company risks losing all of its related revenue stream.
Lease Obligations
As a result of the purchase of the Deland property the Company no longer has capital or operating lease obligations. See Note 3 above for further discussion.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits, capital needs, and the potential merger with Bisco and the expected benefits of such merger. These statements are based on our current expectations, estimates and projections and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, our success in selling properties listed for sale, and the risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.
Critical Accounting Policies
Revenue Recognition
The Company leases its properties to tenants under operating leases with terms exceeding one year. Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with ASC 840-20-25.
Receivables are carried net of an allowance for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of any tenant to meet their contractual obligations under their lease agreements. We determine the adequacy of this allowance by continually evaluating individual tenants’ receivables considering the tenant’s financial condition and security deposits, and current economic conditions. There was no allowance for uncollectible accounts necessary to reduce receivables to our estimate of the amount recoverable as of November 30, 2009 and August 31, 2009, respectively..

Impairment of Long Lived Assets
The Company’s accounting policy for the recognition of impairment losses on long-lived assets is considered critical. The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value. During the three months ended November 30, 2009 and November 30, 2008, the Company did not record an impairment charge on its rental property assets.
Liabilities of Discontinued Operations
The Company’s policy for estimating liabilities of its discontinued operations is considered critical. This item consists of the Company’s self-insured worker’s compensation program. The Company self-insures workers’ compensation claims losses up to certain limits. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. At fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2009. The Company pursues recovery of certain claims from an insurance carrier. Recoveries, if any, are recognized when realization is reasonably assured.
Deferred Tax Assets
The Company’s policy for recording a valuation allowance against deferred tax is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or when future deductibility is uncertain. In accordance with ASC 740-10-30, the Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. ASC 740-10-30 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses and/or significant decreases in operations. As a result of the Company’s disposal of significant business operations, management concluded that a valuation allowance should be recorded against certain federal and state tax credits. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.
Use of Estimates
The preparation of the condensed financial statements of the Company requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the Company’s workers’ compensation liability, the depreciable lives of assets, allowance against accounts receivable, estimated loss on or impairment of long-lived assets and the valuation allowance against deferred tax assets. Actual results could differ from those estimates. For a full description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Transition Report on Form 10-K for the eight months ended August 31, 2009 as filed with the SEC on December 23, 2009.
Results of Operations
Comparison of Quarters Ended November 30, 2009 and November 30, 2008
At November 30, 2009, the Company owned three real estate properties for restaurant use, one located in Orange Park, Florida (the “Orange Park Property”), one in Brooksville, Florida (the “Brooksville Property”) and the third located in Deland, Florida (the “Deland Property”), which was purchased during the quarter. The Orange Park Property was vacant during the quarter ended November 30, 2009. The Brooksville Property was occupied by a third party restaurant operator during the quarter ended November 30, 2009. The Deland Property was vacant during the quarter ended November 30, 2009. In July 2009, the Company reached an agreement with the owner of that property to release the Company from their lease obligation and sell the property to the Company for a combined amount of $2,145,500 ($2,123,000 settlement amount and $22,500 closing costs). In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.
The settlement resulted in the extinguishments of the capital lease obligation of approximately $1,561,500 and the liability for past due rents of $232,700, and the difference between the settlement amount and the amounts paid on the liabilities noted above was capitalized as additional Deland property value in the amount of $351,300. Of the $351,300, $193,200 was allocated to building and $158,100 was allocated to the land.
The Company experienced a decrease of $29,000 or 10% in rental revenue during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, due to the loss of the tenants in the Deland and Fowler Properties, which occurred in February 2009 and December 2008, respectively.
Depreciation and amortization expenses decreased by $68,200 or 38% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, due to the settlement reached with the Fowler Property landlord in April 2009 which removed the capital lease asset from the Company’s accounts subsequent to the end of the first quarter of fiscal 2009.
General and administrative expenses consist mainly of rent and related property insurance expense, legal and other professional fees. General and administrative expenses decreased $107,400 or 26% during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, due mainly to a decrease in rent from the Fowler Property and Deland Property, as well as a decrease in bad debt expense incurred in the first quarter of fiscal 2009 for two nonperforming tenants. There was no bad debt expense in the first quarter of fiscal 2010.
Interest and other income decreased by $35,500 or 96% in the first quarter of fiscal 2010 versus the first quarter of fiscal 2009. During 2009, the Company received rental payments from a third party restaurant operator using the Company’s restaurant equipment at their restaurant. Those payments ended in the second quarter of fiscal 2009. Also, the Company charged the nonperforming tenants in the Deland Property and Fowler Property interest on past due rent in the first quarter of fiscal 2009. Both of those tenants were later evicted, and no such interest charge occurred in the first quarter of fiscal 2010.
Interest expense decreased by $47,800 or 17% in the first quarter of fiscal 2010 versus the first quarter of fiscal 2009, mainly due to the settlement reached with the owner of the Fowler Property in the first quarter of fiscal 2009, resulting in no capital lease payments paid subsequent to the first quarter 2009 on that property.
Net loss was $385,600 in the first quarter of fiscal 2010 compared to net loss of $544,500 in the first quarter of fiscal 2009. Loss per share for the quarter was $0.10 in 2010 compared to a loss of $0.14 in 2009. The decrease in net loss during the first quarter of 2010 compared to the first quarter of 2009 is primarily due to a decrease in general and administrative expenses caused by a decrease in rent expense and property costs, primarily taxes and interest, related to the Fowler and Deland properties.
Liquidity and Capital Resources
The financial statements of the Company included elsewhere herein have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and had negative cash flow from operations during its recent history. The Company had a working capital deficit of approximately $12,974,200 at November 30, 2009. The cash balance at November 30, 2009 was $2,200. The cash outflows through December 2010 are estimated to total approximately $5,293,200, which will result in a negative cash balance of $5,291,000 as of December 2010. The projections assume that EACO will not make any additional payments on its loans to Bisco through December 2010 and ignores the potential impact of the proposed merger with Bisco.
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
Throughout the quarter ended November 30, 2009, the Company received bridge loans from Bisco totaling approximately $2,053,000. The bridge loans were made pursuant to note agreements that accrue interest at an annual rate of 7.5%. The note agreements do not provide for regularly scheduled payments; however, all outstanding principal balance plus accrued interest is due six months from the date of each note. The loans are due by the Company through May 2010.
Due to the reassignment of two leased properties to the Company and loss on the Company’s lawsuit with two brokers, working capital requirements have been significant.
In December 2007, the Company exercised the purchase option under the lease agreement with CNL American Property, the landlord, for the purchase of the Brooksville Property. The purchase price was approximately $2,027,000 and was paid in cash. During 2008, the Company financed the Brooksville Property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 20 years at an annual interest rate of 6.65%. Proceeds from the financing were used to repay a portion of the amounts borrowed from Bisco. The outstanding balance of the loan at November 30, 2009 was $1,182,300. As of the Company’s fiscal year end of August 31, 2009 and quarter end November 30, 2009, the Company was not in compliance with one covenant of the loan agreement. Zion’s Bank has not granted the Company a waiver regarding that default. As such, while Zion’s Bank has not accelerated the loan, the full amount due under the mortgage is being shown as current on the accompanying balance sheet. Zion’s Bank has indicated they will not take any action regarding the breach; however, they reserve any and all rights they have under the mortgage agreement.
Violation of the Zion’s Bank covenant triggered a cross default provision with the GE Capital and Community Bank loans and, as a result, because the Company did not obtain waivers from creditors, such loans have been classified as current liabilities as of November 30, 2009.
In July 2009, the Company entered into a settlement agreement with the landlord of the Deland Property. For the sum of $2,123,000 settlement amount and payment of $22,500 in closing costs, the landlord agreed to sell the property to the Company and release the Company from all past and future liabilities related to the lease. The Company paid $200,000 in July 2009 and the remainder in September 2009.
In June 2004, the Company sold 145,833 shares of its common stock (the “Common Stock”) directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total cash purchase price of $175,000. In September 2004, the Company sold 36,000 shares of the Company’s newly authorized Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) to the Company’s Chairman at a price of $25 per share, for a total cash purchase price of $900,000. Preferred stock dividends cumulate whether or not declared but are paid quarterly when declared by the Company’s Board of Directors. The Company declared no preferred stock dividends during the quarter ended November 30, 2009. As of November 30, 2009, there was $57,300 of cumulative undeclared dividends.
The Company is required to pledge collateral for its workers’ compensation self insurance liability with the Florida Self Insurers Guaranty Association (“FSIGA”). The Company decreased this collateral by $369,500 during the quarter ended December 31, 2008, and had a total of $3,769,500 pledged collateral at November 30, 2009. Bisco provides $1 million of this collateral. The Company may be required to increase this collateral pledge from time to time in the future, based on its workers’ compensation claim experience and various FSIGA requirements for self-insured companies. Despite the sale of the Company’s restaurants, workers’ compensation will remain an ongoing liability for the Company until all claims are paid, which will likely take many years.
Cash used in operating activities was $456,600 for the quarter ended November 30, 2009 compared to $255,100 for the same period in 2008, and the decrease of $201,500 is primarily due to the extinguishment of the liability for past due rents related to the purchase of the Deland property in September 2009 for $232,700.

In October 2002, the Company entered into a loan agreement with GE Capital for one restaurant property owned by the Company. The loan requires monthly principal and interest payments totaling $10,400. Interest is at the thirty-day LIBOR rate +3.75% (minimum interest rates of 7.34%). The loan is due December 2016. As of November 30, 2009, the outstanding balance due under the Company’s loan with GE Capital was $681,400.
The Company also assumed a loan in the amount of $1,800,000 with Citizen’s Bank of California in connection with the Sylmar Property purchase in November 2005. On November 9, 2007, the Company completed the refinance of the Sylmar Property in exchange for a note in the amount of $5,875,000 from Community Bank. Of this amount, $1,752,000 was used to payoff the assumed loan from Citizen’s Bank, $4,088,900 was received in cash, and $34,100 represented fees paid for refinancing. The loan agreement requires the Company to comply with certain financial covenants and ratios measured annually beginning with the 12-month period ended December 31, 2007. The Company was not in compliance with its loan covenants as of November 30, 2009 and August 31, 2009. As of November 30, 2009, the outstanding balance due on the loan to Community Bank, collateralized by the Sylmar Property, was $5,640,200.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures, except for the land leases on the restaurant properties treated as operating leases.
Contractual Financial Obligations
In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and previously by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that some are recorded as liabilities in the balance sheet while others are required to be disclosed in the Notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Transition Report on Form 10-K for the eight months ended August 31, 2009 as filed with the SEC on December 23, 2009 and in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.
Item 4(T). Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2009 in alerting management to material information regarding the Company’s financial statements and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner. This evaluation is based, in part, on similar findings as discussed in detail in Item 9(A)T in the Company’s Transition Report on Form 10-K for the eight months ended August 31, 2009.
Changes in internal control over financial reporting. There have been no changes in internal control over financial reporting in the quarter ended November 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
In January 2009, the Company defaulted on its lease of the Deland Property. On May 12, 2009, the landlord filed suit against the Company regarding the default. In the suit, the landlord claimed damages related to the capital lease for rent not paid by the Company, plus penalties and interest. On July 31, 2009, the landlord and the Company agreed to a settlement on the Deland Property and the related capital lease. For a total sum of $2,145,500 ($2,123,000 settlement amount and $22,500 closing costs), the landlord agreed to sell the Deland Property to the Company and release the Company from any further obligations under the lease. The agreement required a non-refundable deposit of $200,000 to be paid five days after the signing of the agreement, with the remaining $1,945,500 paid September 29, 2009. Both payments were borrowed by the Company from Bisco under note agreements.
Item 1A. Risk Factors
Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC, including our Transition Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition and operating results. If any of the following risks, or any other risks not described below, actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price for shares of our common stock may decline, and you could lose all or part of your investment.
We have historically incurred significant losses and anticipate that we will continue to need additional capital to fund our operations, which funds may not be available on a timely basis, on acceptable terms, or at all.
We have generated substantial losses since 2006 and have relied upon Bisco to fund our operations. For the years ended December 31, 2006, 2007 and 2008, for the eight months ended August 31, 2009 and for the quarter ended November 30, 2009, we generated net losses attributable to common stockholders of $6.8 million, $5.1 million, $4.1 million, $38,300 and $404,700, respectively, and we cannot assure you that our operations will be profitable in the future. We had a working capital deficit of approximately $10.8 million and $12.9 million as of August 31, 2009 and November 30, 2009, respectively, and had outstanding loans payable to Bisco as of August 31, 2009 and November 30, 2009 of approximately $2.7 million and $4.9 million, respectively. We borrowed an additional $2.0 million from Bisco during the quarter ended November 30, 2009 and expect that we will need additional funds in the current quarter as well. We cannot assure you that we will be able to achieve or sustain profitability in the future or that additional funding will be available from Bisco or other sources on a timely basis, on acceptable terms or at all. Furthermore, although the proposed merger with Bisco is expected to improve our cash flow problems, we cannot assure you that the merger will be consummated or that such improvements in operations will result.
We are not in compliance with one of our loan covenants that has or may have triggered cross defaults of two other loan agreements and gives our creditors the right to foreclose on our income producing real property; any such foreclosure would have a material adverse impact on our business and results of operations.
We are currently in violation of a debt covenant with Zion’s Bank that has or may have triggered cross defaults under the loan documents with two of our other creditors, GE Capital and Community Bank. As of November 30, 2009, the total amount owed to these three creditors was approximately $7.5 million, and such loans were secured by certain of our real properties. Although none of these creditors have accelerated their loans, we have not obtained waivers from these creditors. As a result, such creditors may seek to enforce their remedies under their loan agreements, which could include, among other things, acceleration of the scheduled maturity dates (which range from the year 2016 to 2033) of such indebtedness and/or foreclosure on our real estate, either of which would result in the loss or significant decline in our revenues and assets.
The loss of any of our three tenants and the geographic concentration of our commercial real estate property could have a material adverse impact on our business and results of operations.

During the three months ended November 30, 2009, three tenants comprised all of our rental revenue, and our largest tenant represented approximately 52% of our rental revenue for such period. The loss of any one of these tenants could have a material adverse effect on our business and operations. In addition, all of our rental properties are in either Florida or California, where the commercial real estate markets in such regions have been depressed and have experienced significant declines in rental rates and real estate values. Our real properties in Deland and Orange Park (in the state of Florida) are currently vacant, and we cannot assure you that we will be able to lease or sell these properties on acceptable terms, on a timely basis, or at all, which could adversely impact our results of operations.
We cannot assure you that the proposed merger with Bisco will be consummated and, even if consummated, that we will realize some or all of the anticipated benefits of such merger.
The proposed merger with Bisco requires shareholder approval and is subject to various closing conditions, including the consents of third parties. The merger agreement may also be terminated by one or both parties under certain circumstances. Even if the merger is consummated, the success of the proposed merger and any improvement in our financial condition and operations will depend, in part, on our ability to successfully integrate the two companies and realize the anticipated benefits from consolidation. The consolidation of the two companies may be disruptive to the operations of either or both companies or result in additional transaction and integration-related costs, which could have an adverse effect on our combined business and results of operations. In addition, any unforeseen restriction or delay on our ability to use, after the merger, the net operating loss carryforwards of EACO would prevent us from fully realizing the anticipated tax benefits from consolidation within the anticipated time frame and harm our financial results. All of these factors could negatively affect the value of the shares of our common stock after the completion of the merger.
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

No.	Exhibit
3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)

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

3.9
Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s Form 8-K filed with the SEC September 8, 2004, is incorporated herein by reference.)

3.10
Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

3.11
Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EACO CORPORATION
(Registrant)

Date: January 19, 2010	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

EXHIBIT INDEX

No.	Exhibit

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

3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)

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

3.9
Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s Form 8-K filed with the SEC September 8, 2004, is incorporated herein by reference.)

3.10
Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

3.11
Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.