Form 10-KT/A
period 2009-08-31
EACO CORP
filed 2010-03-10
CIK 784539

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

EXPLANATORY NOTE

EACO Corporation (the “Company”) is filing this Amendment No. 1 to its Transition Report on Form 10-K for the eight months ended August 31, 2009 (the “Original Report”), filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2009, solely to add the audited consolidated balance sheet as of January 2, 2008, the audited consolidated statements of operations, cash flows and shareholders’ (deficit) equity for the fiscal years ended December 31, 2008 and January 2, 2008, and the related management’s discussion and analysis of financial condition and results of operations, all of which had been previously filed with the SEC on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Except as stated in this paragraph, this amendment does not update or change any other items or disclosures in the Original Report or reflect events that occurred after the date of the Original Report. We have also included the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The financial statements listed below and commencing on the pages indicated are filed as part of this report on Form 10-K/A.

Financial Statements as of August 31, 2009 and December 31, 2008 and for the eight month periods ended August 31, 2008 (unaudited) and August 31, 2009
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of August 31, 2009 and December 31, 2008	F-2
Statements of Operations for the eight month periods ended August 31, 2008 (unaudited) and August 31, 2009	F-3
Statements of Shareholders’ Deficit for the eight month periods ended August 31, 2008 (unaudited) and 2009, and the four months ended December 31, 2008 (unaudited)	F-4
Statements of Cash Flows for the eight months ended August 31, 2008 (unaudited) and August 31, 2009	F-5
Notes to the Financial Statements	F-6

Financial Statements as of December 31, 2008 and January 2, 2008 and for each of the years in the two year period ended December 31, 2008
Report of Independent Registered Public Accounting Firm	F-27
Consolidated Balance Sheets as of December 31, 2008 and January 2, 2008	F-28
Consolidated Statements of Operations for the years ended December 31, 2008 and January 2, 2008	F-29
Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended December 31, 2008 and January 2, 2008	F-30
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and January 2, 2008	F-31
Notes to the Consolidated Financial Statements	F-32

(b) The following exhibits are filed as part of this report on Form 10-K as required by Item 601 of Regulation S-K.

Number	Exhibit

2.1	Agreement and Plan of Merger dated December 22, 2009 by and between EACO Corporation, Bisco Acquisition Corp., Bisco Industries, Inc. and Glen Ceiley (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
10.1	Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.2	Form of Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2012. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)
10.3	Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.4	Settlement Agreement dated as of May 9, 2008 by and among EACO Corporation, Horn Capital Realty, Inc. and Jonathan S. Horn. (Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 9, 2008 is hereby incorporated by reference.)
10.5	Settlement Agreement dated as of January 22, 2008 by and between EACO Corporation, Glen Ceiley, Florida Growth Realty, Inc. and Robert Lurie. (Exhibit 10.1 to the Company’s current report on Form 8-K/A filed with the SEC on January 23, 2008 is incorporated by reference.)

Number		Exhibit

10	.6+	2002 Long-Term Incentive Plan (Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on May 1, 2002, is hereby incorporated by reference)
10.7		Form of Note Agreement by and between Bisco Industries, Inc. and EACO Corporation (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
10.8		Purchase and Sale Agreement dated July 31, 2009 by and between Gottula Properties, LLC and EACO Corporation (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
10.9		Administrative Services Agreement dated March 3, 2006 by and between Eaco Corporation and Bisco Industries, Inc. (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
23.1		Consent of Squar, Milner, Peterson, Miranda & Williamson LLP. (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
31.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EACO Corporation

By:	/s/ Glen Ceiley
Glen Ceiley
Its: Chief Executive Officer
(principal executive officer and
principal financial officer)

March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley Glen F. Ceiley	Chairman of the Board	March 10, 2010

/s/ Steve Catanzaro Steve Catanzaro	Director	March 10, 2010

/s/ Jay Conzen Jay Conzen	Director	March 10, 2010

/s/ William Means William Means	Director	March 10, 2010

INDEX TO FINANCIAL STATEMENTS

Financial Statements as of August 31, 2009 and December 31, 2008 and for the eight month periods ended August 31, 2008 (unaudited) and August 31, 2009
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2008 and August 31, 2009	F-2
Statements of Operations for the eight months ended August 31, 2008 (unaudited) and August 31, 2009	F-3
Statements of Shareholders’ Deficit for the eight months ended August 31, 2008 (unaudited) and 2009, and the four months ended December 31, 2008 (unaudited)	F-4
Statements of Cash Flows for the eight months ended August 31, 2008 (unaudited) and August 31, 2009	F-5
Notes to the Financial Statements	F-6

Financial Statements as of December 31, 2008 and January 2, 2008 and for each of the years in the two year period ended December 31, 2008
Report of Independent Registered Public Accounting Firm	F-27
Consolidated Balance Sheets as of December 31, 2008 and January 2, 2008	F-28
Consolidated Statements of Operations for the years ended December 31, 2008 and January 2, 2008	F-29
Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended December 31, 2008 and January 2, 2008	F-30
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and January 2, 2008	F-31
Notes to the Consolidated Financial Statements	F-32

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

As discussed in Note 1, during the eight months ended August 31, 2009 management engaged financial advisors to evaluate alternative strategies to enhance shareholder value, including a merger with Bisco Industries, Inc., an affiliated entity wholly owned by the Company’s Chief Executive Officer and majority stockholder. The proposed merger is subject to shareholder approval (which has not been obtained as of the filing of the Company’s Form 10-K). If the merger is approved and consummated, the Company’s financial and operational viability would likely improve. The accompanying financial statements do not reflect any adjustments related to the proposed merger.

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

Basis of Presentation/Proposed Merger

The accompanying financial statements have been prepared using the going concern basis of accounting. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the ordinary course of business. During the eight months ended August 31, 2009, the Company engaged financial advisors to evaluate alternative strategies to increase shareholder value, including a merger with Bisco Industries, Inc. (“Bisco”), an affiliated entity wholly owned by the Company’s majority stockholder and Chief Executive Office (“CEO”). The proposed transaction requires shareholder approval (which has not been obtained as of the filing of the Company’s Form 10-K).

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

(C) Adjustment to reduce current income tax liability resulting from the use of the Company’s NOLs (see pro forma adjustment B).

(D) Adjustment to reflect the exchange of all outstanding shares of Bisco common stock for 4,705,670 post-split shares of EACO common stock. This adjustment assumes that the authorized number of shares of the Company’s common stock (8 million, as of August 31, 2009) will not be increased, and that proposal number 2 described in the proxy statement that the Company intends to file with the SEC (a 1-for-25 reverse split of EACO’s common stock) will be approved at the Company’s 2010 shareholders’ meeting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
EACO Corporation
Anaheim, California
We have audited the accompanying consolidated balance sheets of EACO Corporation and former subsidiary (the “Company”) as of December 31, 2008 and January 2, 2008 and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had significant losses from operations, negative cash flows from operations, and a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Squar, Milner, Peterson, Miranda and Williamson, LLP
Newport Beach, California
April 1, 2009

EACO CORPORATION
Consolidated Balance Sheets

	December 31,	January 2,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,300	$1,030,600
Restricted cash — short term	—	1,186,500
Receivables, net	1,100	6,500
Prepaid and other current assets	98,400	145,500

Total current assets	101,800	2,369,100

Investments	—	290,700
Certificate of deposit, pledged	789,200	1,148,500
Property and equipment:
Land	5,682,800	5,682,800
Buildings and improvements	5,838,700	7,896,600
Equipment	2,398,900	2,398,900

	13,920,400	15,978,300
Accumulated depreciation	(3,176,500)	(2,672,700)

Net property and equipment	10,743,900	13,305,600

Other assets, principally deferred charges, net of accumulated amortization	630,800	884,400

Total assets	$12,265,700	$17,998,300

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$318,000	$291,900
Securities sold, not yet purchased	—	786,500
Accrued liabilities	140,800	2,425,600
Due to related party	1,430,500	49,300
Current portion of workers compensation liability	159,600	132,100
Current portion of long-term debt	241,000	173,500
Current portion of obligation under capital leases	9,100	700
Current portion of accrued loss on sublease contract	—	81,100

Total current liabilities	2,299,000	3,940,700

Deferred rent	24,200	120,000
Deposit liability	115,000	156,900
Workers compensation liability	3,442,500	3,669,900
Long-term debt	7,465,600	6,473,100
Accrued loss on sublease contract	—	639,800
Obligations under capital leases	2,869,200	2,877,900

Total liabilities	16,215,500	17,878,300

Shareholders’ (deficit) equity:
Preferred stock of $.01 par; authorized 10,000,000 shares; outstanding 36,000 shares at December 31, 2008 and January 2, 2008 (liquidation value $900,000)	400	400
Common stock of $.01 par; authorized 8,000,000 shares; outstanding 3,910,264 at December 31, 2008 and January 2, 2008	39,000	39,000
Additional paid-in capital	10,932,300	10,932,300
Accumulated deficit	(14,921,500)	(10,851,700)

Total shareholders’ (deficit) equity	(3,949,800)	120,000

Total liabilities and shareholders’ (deficit) equity	$12,265,700	$17,998,300

See accompanying notes to consolidated financial statements.

EACO CORPORATION
Consolidated Statements of Operations

	For the Years Ended
	December 31,	January 2,
	2008	2008
Rental income	$1,202,500	$1,214,800

Total rental income	1,202,500	1,214,800

Operating expenses:
(Gain) loss on sublease contract	(720,900)	720,900
Property impairment charge	2,057,800	—
Loss on disposition of equipment	—	226,100
Depreciation and amortization	605,300	608,600
Provision for loss on note receivable	—	69,200
General and administrative expenses	1,954,400	1,808,700

Total operating expenses	3,896,600	3,433,500

Loss from operations	(2,694,100)	(2,218,700)
Investment (loss) income	95,700	(96,700)
Interest and other income	169,400	116,400
Interest expense	(990,600)	(483,900)

Loss from continuing operations before income taxes	(3,419,600)	(2,682,900)
Income tax expense	(15,800)	—

Loss from continuing operations	(3,435,400)	(2,682,900)

Discontinued operations:
Loss on discontinued operations net of income tax	(596,200)	(2,313,700)

Net loss	(4,031,600)	(4,996,600)
Cumulative preferred stock dividend	(38,200)	(95,600)

Net loss attributable to common shareholders	$(4,069,800)	$(5,092,200)

Basic and diluted loss per share
Continuing operations	$(0.89)	$(0.71)
Discontinued operations	(0.16)	(0.59)

Net loss	$(1.05)	$(1.30)

Basic and diluted weighted average common shares outstanding	3,910,264	3,910,264
See accompanying notes to consolidated financial statements.

EACO CORPORATION
Consolidated Statement of Shareholders’ (Deficit) Equity
For the Years Ended December 31, 2008 and January 2, 2008

						Retained	Accumulated
	Preferred				Additional	Earnings	Other
	Stock		Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 27, 2006	36,000	$400	3,910,264	$39,000	$10,932,300	$(5,759,500)	$—	$5,212,200

Preferred stock dividends						(95,600)		(95,600)
Comprehensive income:
Net loss						(4,996,600)		(4,996,600)

Balance, January 2, 2008	36,000	$400	3,910,264	$39,000	$10,932,300	$(10,851,700)	$—	$120,000

Exercise of stock option
Preferred stock dividends						(38,200)		(38,200)
Comprehensive income:
Net loss						(4,031,600)		(4,031,600)

Balance, December 31, 2008	36,000	$400	3,910,264	$39,000	$10,932,300	$(14,921,500)	$—	$(3,949,800)

See accompanying notes to consolidated financial statements.

EACO CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,	January 2,
	2008	2008
Operating activities:
Net loss	$(4,031,600)	$(4,996,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605,300	511,800
(Gain) loss on sub-lease contract	(720,900)	720,900
Property impairment charge	2,057,900	—
Loss on sale of operating restaurants	—	2,317,700
(Gains) loss on investments	(95,900)	96,700
Deferred rent	(95,800)	96,800
Loss on disposition of equipment	—	226,100
Bad debt expenses	210,700	69,200
(Increase) decrease in:
Receivables	(223,800)	429,800
Prepaid expenses	47,100	(45,800)
Other assets	152,100	(498,600)
Investments	215,100	453,500
Increase (decrease) in:
Accounts payable	26,100	(151,100)
Securities sold, not yet purchased	(255,700)	(375,400)
Accrued liabilities	(2,266,300)	(8,500)
Deferred rent	—	(147,400)
Deposit liability	(41,900)	67,400
Workers compensation benefit liability	(199,900)	(337,300)

Net cash used in operating activities	(4,617,500)	(1,570,800)

Investing activities:
Restricted cash (Note 1)	1,186,500	316,100
Purchase of tenant improvements	—	(32,200)
Acquisition of investment properties	—	(2,027,300)

Net cash provided by (used in) investing activities	1,186,500	(1,743,400)

Financing activities:
Purchase of credit facility	—	(769,500)
Proceeds from related party loans	2,956,200	—
Proceeds from issuance of long-term debt	1,179,700	5,875,000
Payments on long-term debt	(119,700)	(1,862,000)
Payments on capital lease obligations	(300)	—
Payments on related party loans	(1,575,000)	—
Preferred stock dividend paid	(38,200)	(95,600)

Net cash provided by financing activities	2,402,700	3,147,900

Net decrease in cash and cash equivalents	(1,028,300)	(166,300)

Cash and cash equivalents — beginning of year	1,030,600	1,196,900

Cash and cash equivalents — end of year	$2,300	$1,030,600

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$857,600	$482,600

Supplemental non-cash investing and financing activities
Building released from capital lease, net, due to acquisition	$—	$(913,000)

Building under capital lease that reverted back to the Company	$—	$1,332,800
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
Restricted Cash
Restricted cash — short term was $0 at December 31, 2008 compared to $1,186,500 at January 2, 2008. The restricted cash balance as of January 2, 2008 consisted of funds required to settle the Company’s obligation associated with securities sold, not yet purchased at January 2, 2008 in the amount of $786,500 and funds set aside as part of the Asset Sale (as defined herein) of the Company’s operating restaurants (see Note 3) of $400,000. Due to the settlement of the broker litigation, the $400,000 of restricted cash in escrow was released to the Company in the first quarter of 2008. The Company settled its short positions during April 2008 releasing the restricted funds set aside for that purpose..
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
Other Assets
Other assets consist of the following:

	December 31,	January 2,
	2008	2008
Leasehold origination costs	$317,200	$318,100
Loan fees	233,200	172,100
Tenant improvements	210,700	210,700
Deferred commissions	50,400	232,500
Deferred rent	211,100	203,100
Other assets	500	10,000

	1,023,100	1,146,500
Less accumulated amortization	(392,300)	(262,100)

	$630,800	$884,400

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
Due to the Asset Sale, the Company has exited the restaurant business. The Company had restricted cash of $400,000 in escrow set aside for the payment of broker commissions which were subject to litigation, that litigation having been decided in December 2007 and settled in January 2008. The amount of the judgment of approximately $2,317,000 was recorded as an expense in December 2007. An additional $46,000 of expense was recorded in fiscal 2008 for reimbursable expenses. During fiscal 2008, the Company completed a settlement agreement with a second broker of approximately $550,000, which is included in discontinued operations. See Note 12 — Legal Matters.
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

Asset	Purchase price
Land	810,900
Building	565,900
Building improvements	302,700
Restaurant equipment — major	265,100
Restaurant equipment — minor	38,200
Restaurant signs	36,500
Furniture and fixtures	8,100

2,027,300
During 2008, the Company financed the property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 20 years at an annual interest rate of 6.65%. Proceeds from the financing were used to repay Bisco a portion of the amounts borrowed.
NOTE 6. ACCRUED LIABILITIES
Accrued liabilities are summarized as follows:

	December 31,	January 2,
	2008	2008
Property and sales taxes	$18,000	$15,700
Accrued settlement with broker	—	2,317,700
Bank overdraft	39,300
Legal and accounting	6,300	52,600
Unearned rental revenue	19,800	36,300
Interest	43,100	—
Other	14,300	3,300

	$140,800	$2,425,600

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

NOTE 8. LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,	January 2,
	2008	2008
Note payable to GE Capital Franchise Finance Corporation, secured by real estate, monthly principal and interest payments totaling $10,400, interest at thirty-day LIBOR rate +3.75% (minimum interest rates of 7.34%); due December 2016	$745,100	$808,200
Collateralized note payable to Zion’s Bank, secured by real estate, monthly principal and interest payment totaling $8,402, interest at 6.65%, due April 2033	1,202,100	—
Collateralized note payable to Community Bank, monthly principal and interest payment totaling $39,700, interest at 6.00%, due December 2017	5,759,400	5,838,400

	7,706,600	6,646,600
Less current portion	(241,000)	(173,500)

	$7,465,600	$6,473,100

Total maturities of long-term debt are as follows:

2009	$241,000
2010	238,900
2011	255,200
2012	271,200
2013	291,000
Thereafter	6,409,300

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
NOTE 9. INCOME TAXES
The following summarizes the Company’s provision for income taxes:

	2008	2007
Current:
Federal	$—	$—
State	15,800	—

	15,800	—

Deferred:
Federal	—	—
State	—	—

	$15,800	$—

Income taxes for the years ended December 31, 2008 and January 2, 2008 differ from the amounts computed by applying the federal statutory corporate rate of 34% to earnings before income taxes.
The differences are reconciled as follows:

	2008	2007
Income tax expense (benefit) at statutory rate	$(1,365,300)	$(1,698,800)
Increase (decrease) in taxes due to:
State tax net of federal benefit	(207,700)	(183,400)
Change in deferred tax asset valuation allowance	1,653,200	1,904,200
FIN 48 Reserve	15,000	—
Other, net	(79,400)	(22,000)
Adjusted book to tax accrual	—	—

Income tax expense	$15,800	$—

The components of deferred taxes at December 31, 2008 and January 2, 2008 are summarized below:

	December 31,	January 2,
	2008	2008
Deferred tax assets:
Net operating loss	$4,742,800	$2,410,900
Capital losses	320,100	409,800
Federal and state tax credits	659,300	694,300
Accrued settlement	17,400	873,100
Accruals not currently deductible	20,900	308,600
Accrued workers compensation	1,411,800	1,432,200
Excess book over tax depreciation	1,100,000	162,400

	8,272,300	6,291,300

Valuation allowance	(6,079,900)	(4,426,700)

Total deferred tax assets	2,192,400	1,864,600

Deferred tax liabilities:
Unrealized gain on investment	1,851,700	1,779,600
Other	340,700	85,000

Total deferred tax liabilities	2,192,400	1,864,600

Net deferred tax liability	$—	$—

At December 31, 2008, the Company’s federal and state tax credit was comprised of $26,900 in general business credits which will begin to expire in 2013 and alternative minimum tax credits of $632,400 which have no expiration date. Additionally, at December 31, 2008, the Company has Federal net operating loss carryforward of $11,879,300, which will begin to expire in 2024 and state net operating loss carryforward of $13,550,900, which will begin to expire in 2017.

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
NOTE 10. COMMON SHAREHOLDERS’ EQUITY (DEFICIT)
Earnings per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net loss and net loss attributable to common shareholders:

	2008	2007
EPS from continuing operations — basic and diluted:
Loss from continuing operations	$(3,435,400)	$(2,682,900)
Less: preferred stock dividends	(38,200)	(95,600)

Loss from continuing operations for basic and diluted EPS computation	$(3,473,600)	$(2,778,500)

Weighted average shares outstanding for basic and diluted EPS computation	3,910,624	3,906,800

Loss per common share from continuing operations - basic and diluted	$(0.89)	$(0.71)

For the years ended December 31, 2008 and January 2, 2008, no potential common shares from outstanding stock options have been included in the computation of diluted earnings per share due to their antidilutive effect and therefore the weighted average basic and diluted shares are the same.
Stock Options
Beginning January 1, 2006, the Company applied FAS No. 123(R). See Stock-Based Compensation in Note 2 — Significant Accounting Policies.
The following table summarizes the changes in the total number of stock option shares outstanding during the years ended December 31.

	2008		2007
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Options outstanding at beginning of year	25,000	$2.00	25,000	$2.00
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Options outstanding at end of year	25,000	2.00	25,000	2.00

Options exercisable at end of year	25,000	2.00	25,000	2.00

Weighted average fair value of options granted during the year	$—		$—

Common shares reserved for future grants at end of year	200,000		200,000

The following table summarizes information about fixed stock options outstanding at December 31, 2008:

				Weighted Average
Year	Exercise	Options	Options	Remaining life
Granted	Price	Outstanding	Exercisable	(in years)
1999	2.00	25,000	25,000	0.8

		25,000	25,000

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
Preferred Stock
The Company’s Board of Directors is authorized to set the various rights and preferences for the Company’s preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares of the Company’s newly authorized Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) to Glen F. Ceiley, the Company’s Chairman and Chief Executive Officer, with an 8.5% dividend rate at a price of $25 per share for a total purchase price of $900,000 cash. Holders of the Preferred Stock have the right at any time to convert the liquidity preference of $25 for each share of Preferred Stock into shares of the Company’s Common Stock at the conversion price of $0.90 per share. In the event of a liquidation or dissolution of the Company, holders of Series A Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders $25 per share plus all accrued dividends before any payments are made to the holders of Common Stock.
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

The Sylmar Property is leased to two tenants under operating leases. The Company also subleases one of its three restaurant properties to a third party. The following table shows the future minimum rentals receivable under non-cancelable operating leases in effect at December 31, 2008:

	Income- Producing	Restaurant
	Real Estate	Properties	Total
2009	613,100	198,000	811,100
2010	488,800	203,900	692,700
2011	503,500	203,900	707,400
2012	514,700	210,100	724,800

	$2,120,100	$815,900	$2,936,600

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
NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
Investments — Trading — The Company’s investments — trading consist of marketable securities which are valued at the quoted market price.
Securities Sold, Not Yet Purchased — Valued at their quoted market price.
Certificates of Deposit — The Company believes that the carrying amount is a reasonable estimate of the fair value of the certificates of deposit.
Debt — Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. The Company believes the carrying amount is a reasonable estimate of such fair value.
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

EXHIBIT INDEX

Number	Exhibit

2.1	Agreement and Plan of Merger dated December 22, 2009 by and between EACO Corporation, Bisco Acquisition Corp., Bisco Industries, Inc. and Glen Ceiley (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)
3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
10.1	Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.2	Form of Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2012. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)
10.3	Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.4	Settlement Agreement dated as of May 9, 2008 by and among EACO Corporation, Horn Capital Realty, Inc. and Jonathan S. Horn. (Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 9, 2008 is hereby incorporated by reference.)
10.5	Settlement Agreement dated as of January 22, 2008 by and between EACO Corporation, Glen Ceiley, Florida Growth Realty, Inc. and Robert Lurie. (Exhibit 10.1 to the Company’s current report on Form 8-K/A filed with the SEC on January 23, 2008 is incorporated by reference.)

Number		Exhibit

10	.6+	2002 Long-Term Incentive Plan (Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on May 1, 2002, is hereby incorporated by reference)
10.7		Form of Note Agreement by and between Bisco Industries, Inc. and EACO Corporation (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
10.8		Purchase and Sale Agreement dated July 31, 2009 by and between Gottula Properties, LLC and EACO Corporation (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
10.9		Administrative Services Agreement dated March 3, 2006 by and between Eaco Corporation and Bisco Industries, Inc. (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
23.1		Consent of Squar, Milner, Peterson, Miranda & Williamson LLP. (previously filed as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
31.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.