Form 10-Q
period 2010-02-28
EACO CORP
filed 2010-04-19
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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
(714) 876-2490
(Registrant’s Telephone No.)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 19, 2010, 4,861,604 shares of the registrant’s common stock were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
EACO Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Rental income	$245,100	$226,300	$486,700	$496,900

Operating expenses:
Depreciation and amortization	88,100	47,100	197,300	224,500
General and administrative expenses	360,700	611,300	660,200	1,023,300
Loss on impairment of assets	—	2,057,800	—	2,057,800
Gain on sublease contract termination	—	(791,000)	—	(827,500)
Loss on disposition of equipment	—	5,000	—	5,000

Total operating expenses	448,800	1,930,200	857,500	2,483,100

Loss from operations	(203,700)	(1,703,900)	(370,800)	(1,986,200)

Interest and other income	4,000	2,600	5,300	8,100
Interest expense	(215,400)	(276,300)	(435,200)	(544,000)

Net loss	(415,100)	(1,977,600)	(800,700)	(2,522,100)

Undeclared cumulative preferred stock dividend	(19,100)	(19,100)	(38,200)	(38,200)

Net loss attributable to common shareholders	$(434,200)	$(1,996,700)	$(838,900)	$(2,560,300)

Basic and diluted net loss per share attributable to common shareholders*	$(2.78)	$(12.77)	$(5.36)	$(16.37)

Basic and diluted weighted average common shares outstanding*	156,410	156,410	156,410	156,410
*     Reflects 1 for 25 reverse stock split effected on March 23, 2010 (See Note 8, “Subsequent Events”).
See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Balance Sheets

	February 28, 2010	August 31, 2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$36,200	$42,500
Receivables, net	—	7,200
Prepaid and other current assets	56,500	258,500

Total current assets	92,700	308,200

Certificate of deposit, pledged	769,500	769,500
Real estate properties held for leasing, net	10,466,300	10,298,600
Other assets, principally deferred charges, net of accumulated amortization	610,300	577,100

Total assets	$11,938,800	$11,953,400

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$362,900	$460,200
Accrued expenses	116,300	170,100
Liabilities of discontinued operations — short term	147,500	147,500
Current portion of long-term debt and obligation under capital lease	7,448,200	7,559,200
Due to related party	5,454,900	2,723,400

Total current liabilities	13,529,800	11,060,400

Deposit liability	122,200	107,000
Liabilities of discontinued operations — long term	3,037,400	3,174,400
Obligation under capital lease	—	1,561,500

Total liabilities	16,689,400	15,903,300
Commitments and contingencies
Shareholders’ deficit:
Convertible preferred stock of $0.01 par value; authorized 10,000,000 shares; 36,000 shares outstanding (liquidation value $900,000)	400	400
Common stock of $0.01 par value; authorized 8,000,000 shares; 156,410* shares outstanding	39,000	39,000

Additional paid-in capital	10,932,300	10,932,300
Accumulated deficit	(15,722,300)	(14,921,600)

Total shareholders’ deficit	(4,750,600)	(3,949,900)

Total liabilities and shareholders’ deficit	$11,938,800	$11,953,400

*     Reflects 1 for 25 reverse stock split effected on March 23, 2010 (See Note 8, “Subsequent Events”).
See accompanying notes to condensed financial statements.

EACO Corporation
Condensed Statements of Cash Flows

	(Unaudited)
	Six Months Ended
	February 28, 2010	February 28, 2009
Operating activities:
Net loss	$(800,700)	$(2,522,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197,300	224,500
Loss on impairment of assets		2,057,800
Gain on sublease contract termination	—	(827,500)
Loss on disposition of equipment		5,000
(Increase) decrease in:
Receivables	7,200	—
Prepaid expenses	2,000	58,900

Other current assets	(46,900)	335,900
Increase (decrease) in:
Accounts payable	(97,300)	128,100
Accrued liabilities	(53,800)	(5,600)
Deferred rent	—	(47,800)
Deposit liability	15,200	(64,400)
Due to related party	—	92,300

Liabilities of discontinued operations	(137,000)	46,700

Net cash used in operating activities	(914,000)	(518,200)

Investing activities:

Purchase of Deland property	(151,300)	—
Release of restricted cash	—	363,200

Net cash provided by (used in) investing activities	(151,300)	363,200

Financing activities:
Proceeds from related party debt	2,731,500	234,500

Settlement of capital lease obligation	(1,561,900)	—
Payments on long-term debt	(110,600)	(60,300)

Preferred stock dividend paid	—	(19,100)

Net cash provided by (used in) financing activities	1,059,000	155,100

Net increase (decrease) in cash and cash equivalents	(6,300)	100

	(Unaudited)
	Six Months Ended
	February 28, 2010	February 28, 2009
Cash and cash equivalents — beginning of year	42,500	2,200

Cash and cash equivalents — end of year	$36,200	$2,300

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$252,000	$479,200

Non-cash investing activities:
Deposit applied to purchase of Deland Property	$200,000	—

See accompanying notes to condensed financial statements.

EACO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)
Note 1. Basis of Presentation and Significant Accounting Policies
Organization
EACO Corporation (hereinafter alternatively referred to as “EACO,” the “Company,” “we,” “us,” and “our”) was organized under the laws of the State of Florida in September l985. From the inception of the Company through June 2005, the Company’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, the Company sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005. The only remaining activity of the restaurant operations relates to the workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets. The Company’s continuing operations principally consist of managing four rental properties held for investment located in Florida and California.
EACO filed an amendment to its articles of incorporation with the Secretary of State of the State of Florida, effective March 23, 2010 (the “Effective Time”), to effect a 1-for-25 reverse split of its outstanding common stock (the “Reverse Split”). As of the Effective Time, each outstanding share of EACO common stock automatically converted into four one-hundredth (0.04) of a share of common stock. Unless otherwise noted, the number of common shares and per share calculations in this quarterly report reflect the effect of the reverse split. See Note 8, Subsequent Events, for further discussion.
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
Note 2. Recent Accounting Pronouncements
The FASB has issued Accounting Standards Update (ASC) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.
During the first quarter of 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update ASC No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification became the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the company’s financial position and results of operations. All prior references to previous GAAP in the company’s consolidated financial statements were updated for the new references under the Codification.
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
Note 3. Real Estate Properties
In May 2009, the Company was sued by the landlord of the Deland Property. In the suit, the landlord claimed damages related to the capital lease for rent not paid by the Company, plus penalties and interest. On July 31, 2009, the landlord and the Company agreed to a settlement on the Deland Property and the related capital lease. For a total sum of $2,123,000 and payment of $22,500 in closing costs the landlord agreed to sell the Deland Property to the Company and release the Company from any further obligations under the lease. The agreement required a non-refundable deposit of $200,000 to be paid five days after the signing of the agreement, with the remaining $1,945,500 due sixty days after the signing of the agreement. The purchase of the property was completed on September 29, 2009. Payments related to both the $200,000 deposit and final $1,945,500 payment were borrowed by the Company from Bisco Industries (“Bisco”), an affiliated entity wholly owned by the Company’s majority stockholder and Chief Executive Officer, Glenn F. Ceiley, (“CEO”), under separate note agreements. The notes accrue interest at 7.5% per annum and are due in April 2010 and June 2010.
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

Note 4. Related Party Transactions
During the six months ended February 28, 2010, the Company received bridge loans from Bisco in the amount of $2,423,000 and the Company accrued interest on these bridge loans of approximately $168,600, respectively. The balance of the bridge loans was approximately $5,152,400 and $2,560,800 as of February 28, 2010 and August 31, 2009, respectively. Bisco’s sole shareholder and President is Glen F. Ceiley, the Company’s Chief Executive Officer, majority shareholder and Chairman of the Board. The bridge loans do not provide for regularly scheduled payments; however, any remaining outstanding principal balance plus accrued interest at an annual rate of 7.5% is due six months from the date of each note. The loans have been extended by the Company beyond six months and are due between April 2010 and June 2010.
As of February 28, 2010 and August 31, 2009, interest accrued on the outstanding bridge loans was $220,700 and $52,100 and is presented as a component of due to related party on the accompanying condensed balance sheets.
The Company currently has a management agreement with Bisco, which provides administration and accounting services. During the three and six months ended February 28, 2010, the Company incurred approximately $38,600, and $75,400, respectively, for those services. During the three and six months ended February 28, 2009, the Company incurred approximately $15,200 and $42,500, respectively, for those services. Such amounts are included in general and administrative expenses in the accompanying statements of operations. The amounts due to Bisco for these services and others at February 28, 2010 and August 31, 2009 were $302,500 and $162,700, respectively, and are included in due to related party in the accompanying balance sheets.
Note 5. Earnings (Loss) Per Share
The following is a quarterly reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for net loss from continuing operations attributable to common shareholders:

		Unaudited
	Three months Ended		Six Months Ended
	Feb. 28,	Feb. 28,	Feb. 28,	Feb. 28,
	2010	2009	2010	2009
EPS – basic and diluted:
Net loss	$(415,100)	$(1,977,600)	$(800,700)	$(2,522,100)

Less undeclared cumulative preferred stock dividends	(19,100)	(19,100)	(38,200)	(38,200)

Net loss attributable to common shareholders	$(434,200)	$(1,996,700)	$(838,900)	$(2,560,300)

Weighted average shares outstanding*	156,410	156,410	156,410	156,410

Loss per common share – basic and diluted*	$(2.78)	$(12.77)	$(5.36)	$(16.37)

*	Reflects 1 for 25 reverse stock split effected on March 23, 2010 (See Note 8, “Subsequent Events”).
For the three and six months ended February 28, 2010 and 2009, there were 40,000 and 41,000, respectively, potentially dilutive common shares from outstanding stock options and convertible preferred stock that have not been included in the computation of diluted loss per common share due to their anti-dilutive effect and therefore the weighted average basic and diluted common shares outstanding are the same..
Note 6. Liabilities of Discontinued Operations
The liabilities of discontinued operations consist of the estimated liabilities associated with the Company’s former self insured worker’s compensation program. The liabilities of discontinued operations were $3,184,900 and $3,321,900 at February 28, 2010 and August 31, 2009, respectively.
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

Note 7. Commitments and Contingencies
Income Taxes
The Company had no material adjustments to its unrecognized tax benefits during the three and six months ended February 28, 2010.
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
The loan from Zion’s Bank requires the Company to comply with certain financial covenants and ratios measured annually beginning with the 12-month period ended December 31, 2008, as defined in the loan agreement. As of February 28, 2010 and August 31, 2009, the Company was not in compliance with one covenant of the loan agreement. The defaulted covenant prohibited EACO from incurring any additional debt during the loan measurement period. The Company violated this covenant through borrowings from Bisco to fund operations throughout the course of fiscal 2009 and the three and six months ended February 28, 2010. Zion’s Bank has not granted the Company a waiver regarding these defaults. Although Zion’s Bank has not accelerated payment of the loan, the full amount due under the mortgage is reported as a current liability in the accompanying February 28, 2010 and August 31, 2009 balance sheets. Zion’s Bank has indicated they will not take any action regarding the breach; however, they reserve any and all rights they have under the mortgage agreement.
Violation of the Zion Bank debt covenant triggered a cross default provision with the GE Capital and Community Bank loans. As a result and because the Company did not obtain waivers from those creditors, such loans have been classified as current liabilities as of February 28, 2010 and August 31, 2009.
As of February 28, 2010, the Company was current on the payments of principal and interest required by the debt agreements described above. Management believes that the possibility of foreclosure of any of the properties which collateralize such debt is remote. Should the properties be foreclosed upon, the Company risks losing all of its related revenue stream.
Lease Obligations
As a result of the purchase of the Deland property the Company no longer has capital or operating lease obligations. See Note 3 above for further discussion.
Note 8. Subsequent Events
Deland Property Tenant
On March 1, 2010, the Company leased the Deland, Florida Property to a restaurant tenant. The lease has a term of seven years with one three year option. The rent is $15,200 per month and increases by 2.6% per year starting in year 3. The Company receives only the rental payment and is responsible for all other lease costs, including utilities and taxes. The tenant has a purchase option on the property anytime in the first five years for $1.9 million.

Reverse Split of EACO Common Stock
EACO filed an amendment to its articles of incorporation with the Secretary of State of the State of Florida, effective March 23, 2010 (the “Effective Time”), to effect a 1-for-25 reverse split of its outstanding common stock (the “Reverse Split”). As of the Effective Time, each outstanding share of EACO common stock automatically converted into four one-hundredth (0.04) of a share of common stock. No fractional shares were issued upon such automatic conversion of the common stock. If any fractional share of common stock would have been delivered upon such conversion to any shareholder, such shareholder was paid an amount in cash equal to the fair market value of such fractional share as of the Effective Time, as determined in good faith by the Board of Directors of EACO. Immediately prior to the Effective Time, 3,910,264 shares (pre-reverse split) of common stock were outstanding; upon the Effective Time, such shares converted into approximately 156,410 shares (post-reverse split) of common stock.
The Reverse Split did not affect the number or par value of the authorized shares of common stock, which remain at 8,000,000 shares of common stock, $0.01 par value per share. As a result, the Reverse Split effectively increased the proportion of authorized shares which are unissued relative to those which are issued. In addition, the Reverse Split did not affect the number or par value of the authorized shares of preferred stock of EACO, which remain at 10,000,000 shares of preferred stock, $0.01 par value per share, of which 40,000 shares are designated Series A Cumulative Convertible Preferred Stock. However, the Reverse Split increased the conversion price of the outstanding Series A Cumulative Convertible Preferred Stock from $0.90 to $22.50, and reduced the number of shares of common stock into which the outstanding shares of preferred stock may be converted, from 1,000,000 shares to 40,000 shares (not including any accrued dividends on such shares which may be converted).
Merger with Bisco Industries, Inc.
During the eight months ended August 31, 2009, the Company engaged financial advisors to evaluate alternative strategies to increase shareholder value, including a merger with Bisco Industries, Inc. (“Bisco”), an affiliated entity wholly owned by the Company’s majority stockholder and Chief Executive Officer, Glenn F. Ceiley, (“CEO”). Bisco is a distributor of electronic components and fasteners with 37 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.
On March 24, 2010, EACO completed the acquisition of Bisco. The acquisition of Bisco (the “Acquisition”) was consummated pursuant to an Agreement and Plan of Merger dated December 22, 2009 by and among EACO, Bisco Acquisition Corp., Bisco and Glen F. Ceiley (the “Agreement”). Pursuant to the Agreement, Bisco Acquisition Corp., a wholly-owned subsidiary of EACO, was merged with and into Bisco; Bisco was the surviving corporation in the merger and became a wholly-owned subsidiary of EACO.
In connection with the Acquisition, EACO issued an aggregate of 4,705,669 shares of its common stock (the “Merger Shares”) to the sole shareholder of Bisco in exchange for all of the outstanding capital stock of Bisco. 36,000 shares of the Merger Shares will be held in escrow by EACO for twelve months as security for the indemnification obligations of the former Bisco shareholder to EACO as set forth in the Agreement.
Bisco’s sole shareholder was Glen F. Ceiley. After the Acquisition and the issuance to him of the Merger Shares, Mr. Ceiley owns 98.9% of the outstanding common stock of EACO. Mr. Ceiley also owns 36,000 shares of the Series A Cumulative Convertible Preferred Stock of EACO. In addition, under a management agreement with EACO, Bisco handles the day to day operations of EACO and provides administration and accounting services through a steering committee. The steering committee consists of Mr. Ceiley and certain senior executives of Bisco.
The unaudited pro forma condensed combined balance sheet as of February 28, 2010 presented below reflects the merger and related events as if they had been consummated on February 28, 2010. Such financial statement combines the historical EACO and Bisco balance sheets as of February 28, 2010. The unaudited historical balance sheet of Bisco as of February 28, 2010 has been prepared in conformity with GAAP in all material respects. Such pro forma financial information is presented for informational purposes only and is not intended to represent or necessarily be indicative of the financial condition that would have been achieved if the merger had been completed as of the date indicated, and should not be taken as representative of the future financial condition of the combined entities.
Preparation of the unaudited pro forma balance sheet required management to make certain judgments and estimates to determine the pro forma adjustments such as the estimated utilization of EACO net operating loss carry forwards (“NOL”).

and resulting recognition of other deferred tax assets and liabilities; however, the ultimate realization of the NOLs is dependent upon final determination from the Company’s tax advisors that the merger constituted a “tax free reorganization” and the NOLs will not be limited as a result of the merger.
The pro forma balance sheet does not reflect any cost savings or operating synergies that may result from the merger or the expenses required to achieve any such cost savings or operating synergies.
UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
as of FEBRUARY 28, 2010
ASSETS

		Bisco
		Industries, Inc.
	Eaco Corporation	and Subsidiary	Pro Forma		Pro Forma
	(Historical)	(Historical)	Adjustments		Combined
CURRENT ASSETS:
Cash and cash equivalents	$36,200	$728,400	$—		$764,600
Trade accounts receivable, net		10,742,700	—		10,742,700
Inventory, net	—	9,648,900	—		9,648,900
Marketable securities, trading	—	656,200	—		656,200
Prepaid expenses and other current assets	56,500	247,100	—		303,600
Related party receivable	—	5,437,100	(5,437,100)	Note A
Deferred tax asset	—	199,400		Note B	199,400

Total current assets	92,700	27,659,800	(5,437,100)		22,315,400

NON-CURRENT ASSETS:

Real estate properties leased or held for leasing, net	10,466,300	—	—		10,466,300
Property, plant and equipment, net	—	1,163,200	—		1,163,200
Other assets, net of accumulated amortization	610,300	305,400	—		915,700
Restricted cash	769,500	540,400	—		1,309,900
Deferred tax asset	—	667,600	5,433,100	Note B	6,100,700
Other assets	—	94,600	—		94,600

Total non-current assets	11,846,100	2,771,200	5,433,100		20,050,400

TOTAL ASSETS	$11,938,800	$30,431,000	$(4,000)		$42,365,800

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
as of FEBRUARY 28, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

		Bisco Industries, Inc.
	Eaco Corporation	and Subsidiary	Pro Forma		Pro Forma
	(Historical)	(Historical)	Adjustments		Combined
CURRENT LIABILITIES:
Bank overdraft	$—	$1,139,800	$—		$1,139,800
Line of credit	—	9,794,400	—		9,794,400
Trade accounts payable	362,900	6,693,800	—		7,056,700
Related party payable	5,454,900	—	(5,437,100)	Note A	17,800
Other accrued expenses	116,300	2,208,800	(939,400)	Note C	1,385,700
Current portion of workers compensation liability	147,500	—	—		147,500
Current portion of long-term debt and capital lease obligations	7,448,200		—		7,448,200

Total current liabilities	13,529,800	19,836,800	(6,376,500)		26,990,100

LONG-TERM LIABILITIES, net of current portion:
Deposit liability	122,200	—	—		122,200
Workers compensation liability	3,037,400	—	—		3,037,400
Capital lease obligations		—	—

	3,159,600	—	—		3,159,600

TOTAL LIABILITIES	16,689,400	19,836,800	(6,376,500)		30,149,700
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value
Authorized — 10,000,000 shares;
Issued and outstanding — 36,000 shares	400	—	—		400
Common stock, $.01 par value
Authorized — 8,000,000 shares;
Issued and outstanding 4,862,080 post-split shares (Note D)	39,000	—	9,600		48,600
Common stock, no par value
Authorized — 10,000 shares;
Issued and outstanding — 1,500 shares	—	1,455,000	(1,455,000)	Note D
Additional paid-in capital	10,932,300		1,445,400	Note D	12,377,700
Accumulated other comprehensive income	—	518,200	—		518,200
Retained earnings (accumulated deficit)	(15,722,300)	8,621,000	6,372,500	Note B	(728,800)

	(4,750,600)	10,594,200	6,372,500		12,216,100

	$11,938,800	$30,431,000	$(4,000)		$42,365,800

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
     For purposes of the unaudited pro forma condensed combined balance sheet, the unaudited Bisco consolidated balance sheet as of February 28, 2010 was developed utilizing the same accounting policies to the extent applicable applied on a basis consistent with those used in preparing the Company’s historical financial statements.
     The above unaudited pro forma condensed combined balance sheet reflects the following pro forma adjustments:
     (A) Adjustment to eliminate intercompany receivable/loan balances between Bisco and EACO.
     (B) Adjustment to recognize the NOL deferred tax asset of EACO (assuming reversal of the existing 100% valuation allowance against such asset) and the impact of realizing certain other deferred tax assets (net of deferred tax liabilities). The legal form of the transaction is an acquisition of Bisco by EACO through an exchange of shares, and therefore the Internal Revenue Code Section 382 change-of-ownership limitations are not expected to apply. Management expects to be able to utilize the Company’s NOLs to offset future taxable income of Bisco. The ultimate realization of the NOLs is dependent upon final determination from the Company’s tax advisors that the merger constituted a “tax free reorganization” and the NOLs will not be limited as a result of the merger.
     (C) Adjustment to reduce current income tax liability resulting from the use of the Company’s NOLs (see pro forma adjustment B).
     (D) Adjustment to reflect the exchange of all outstanding shares of Bisco common stock for 4,705,669 shares of EACO common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits, capital needs, and the expected benefits of the acquisition of Bisco. These statements are based on our current expectations, estimates and projections and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, our success in selling properties listed for sale, and the risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Critical Accounting Policies
Revenue Recognition
The Company leases its properties to tenants under operating leases with terms exceeding one year. Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with ASC 840-20-25.
Receivables are carried net of an allowance for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of any tenant to meet their contractual obligations under their lease agreements. We determine the adequacy of this allowance by continually evaluating individual tenants’ receivables considering the tenant’s financial condition and security deposits, and current economic conditions. There was no allowance for uncollectible accounts necessary to reduce receivables to our estimate of the amount recoverable as of February 28, 2010 and August 31, 2009, respectively.
Impairment of Long Lived Assets
The Company’s accounting policy for the recognition of impairment losses on long-lived assets is considered critical. The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value. During the three and six months ended February 28, 2010, the Company did not record an impairment charge on its rental property assets. During the three and six months ended February 28, 2009, the Company performed an impairment review and determined that three of the four Florida properties, Fowler, Deland and Brooksville, were impaired and required a $2.1 million reduction in the carrying value of the assets.
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

Results of Operations
Comparison of the Three and Six Months Ended February 28, 2010 and 2009
At February 28, 2010, the Company owned three real estate properties for restaurant use, one located in Orange Park, Florida (the “Orange Park Property”), one in Brooksville, Florida (the “Brooksville Property”) and the third located in Deland, Florida (the “Deland Property”), which was purchased during the three months ended November 30, 2009. The Orange Park Property was vacant during the three and six months ended February 28, 2010. The Brooksville Property was occupied by a third party restaurant operator during the three and six months ended February 28, 2010. The Deland Property was vacant during the three and six months ended February 28, 2010. In July 2009, the Company reached an agreement with the owner of that property to release the Company from their lease obligation and sell the property to the Company for a combined amount of $2,145,500 ($2,123,000 settlement amount and $22,500 closing costs). In addition, the Company owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.
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
The Company experienced an increase of $18,800 or 8.3% in rental income in the three months ended February 28, 2010 versus 2009 due to the rent escalators in the lease agreements substantially all coming from the lease of the Sylmar property. The Company experienced a decrease of $10,200 or 2.1% in rental income during six months ended February 28, 2010 compared to six months ended February 28, 2009, due to the loss of the tenants in the Deland and Fowler Properties, which occurred in February 2009 and December 2008, respectively. This was slightly reduced by the rent increases at the Sylmar property previously mentioned.
Depreciation and amortization expenses increased $41,000 or 87% in the three months ended February 28, 2010 versus 2009 due to a change in the estimate of the economic life of certain properties in the second quarter of 2009, and depreciation was reduced.. Depreciation and amortization decreased by $27,200 or 12.1% in the six months ended February 28, 2010 compared to the six months ended February 28, 2009 due to the settlement reached with the Fowler Property landlord in April 2009 which removed the capital lease asset from the Company’s accounts subsequent to the end of the first quarter of fiscal 2009. This was slightly offset by the increase in depreciation and amortization in the three month period ended February 28, 2010 as previously mentioned.
General and administrative expenses consist mainly of rent and related property insurance expense, legal and other professional fees. General and administrative expenses decreased $250,600 or 41% and $363,100 or 35.5% in the three and six months ended February 28, 2010 versus 2009, respectively, due mainly to a decrease in commissions recognized in 2009 from the Fowler Property and Deland Property, as well as a decrease in bad debt expense incurred in the first quarter of fiscal 2009 for two nonperforming tenants. There was no bad debt expense in the three and six months ended February 28, 2010 and in the six months ended February 28, 2009. Further, the Company incurred an increase of $159,500 in the workers compensation expense in the second quarter of 2009 derived from an updated actuarial valuation.
In the latter half of fiscal 2008, the real estate market in Florida declined considerably. In addition, the general economic climate in the United States has caused consumers to decrease discretionary spending, adversely affecting the restaurant industries. These two situations combined with vacancies at three of the Company’s four Florida properties triggered an impairment analysis by management of the Company’s owned real estate properties and capital lease holdings in the State of Florida: the Deland Property, Fowler Property, Brooksville Property and Orange Park Property. Based upon the appraisals received, the Company recorded impairment charges of approximately $2,057,800 with regard to the Fowler Property, the Deland Property and the Brooksville Property in the three and six months ended February 28, 2009. There was no such impairment in the three and six months ended February 28, 2010.
The gain upon the termination of the sublease contracts of $791,000 and $827,500 in the three and six months ended February 28, 2009 is a result of the default and subsequent eviction of subtenants in the Fowler and Deland properties. Both the tenants of the Fowler Property and the Deland Property were evicted at the beginning of 2009. The Company negotiated a settlement of the capital lease it held at the Fowler Property. No such transaction occurred during the three and six months ended February 28, 2010.
Net interest expense decreased $62,300 or 22.8% and $106,000 or 19.8% in the three and six months ended February 28, 2010 versus 2009 respectively, mainly due to the settlement reached with the owner of the Fowler Property in the first quarter of fiscal 2009, resulting in no capital lease payments, including interest, paid subsequent to the first quarter 2009 on that property.
Net loss was $434,200 or $2.78 per share and $838,900 or $5.30 per share in the three and six months ended February 28, 2010 versus $1,996,700 or $12.77 per share and $2,560,300 or $16.37 per share in the three and six months ended February 28, 2009. This decrease in net loss for both the three and six month periods is due mainly to the impairment expense incurred in 2009 offset somewhat by the gain on the termination of sublease contracts, also in 2009. Further, the company reduced its general and administrative expenses in 2010, while the Company incurred increased workers compensation expense and commissions in 2009.
Liquidity and Capital Resources
Throughout the six months ended February 28, 2010, the Company received bridge loans from Bisco totaling approximately $2,423,000 respectively. The bridge loans were made pursuant to note agreements that accrue interest at an annual rate of 7.5%. The note agreements do not provide for regularly scheduled payments; however, all outstanding principal balance plus accrued interest is due six months from the date of each note. The loans are due by the Company through June 2010.
Due to the reassignment of two leased properties to the Company and loss on the Company’s lawsuit with two brokers, working capital requirements have been significant.
In December 2007, the Company exercised the purchase option under the lease agreement with CNL American Property, the landlord, for the purchase of the Brooksville Property. The purchase price was approximately $2,027,000 and was paid in cash. During 2008, the Company financed the Brooksville Property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 20 years at an annual interest rate of 6.65%. Proceeds from the financing were used to repay a portion of the amounts borrowed from Bisco. The outstanding balance of the loan at February 28, 2010 was $1,178,100. As of the Company’s fiscal year end of August 31, 2009 and as of the three and six months ended February 28, 2010, the Company was not in compliance with one covenant of the loan agreement. Zion’s Bank has not granted the Company a waiver regarding that default. As such, while Zion’s Bank has not accelerated the loan, the full amount due under the mortgage is being shown as current on the accompanying balance sheet. Zion’s Bank has indicated they will not take any action regarding the breach; however, they reserve any and all rights they have under the mortgage agreement.
Violation of the Zion’s Bank covenant triggered a cross default provision with the GE Capital and Community Bank loans and, as a result, because the Company did not obtain waivers from creditors, such loans have been classified as current liabilities as of February 28, 2010.
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
In October 2002, the Company entered into a loan agreement with GE Capital for one restaurant property owned by the Company. The loan requires monthly principal and interest payments totaling $10,400. Interest is at the thirty-day LIBOR rate +3.75% (minimum interest rates of 7.34%). The loan is due December 2016. As of February 28, 2010 the outstanding balance due under the Company’s loan with GE Capital was $663,300.
The Company also assumed a loan in the amount of $1,800,000 with Citizen’s Bank of California in connection with the Sylmar Property purchase in November 2005. On November 9, 2007, the Company completed the refinance of the Sylmar Property in exchange for a note in the amount of $5,875,000 from Community Bank. Of this amount, $1,752,000 was used to payoff the assumed loan from Citizen’s Bank, $4,088,900 was received in cash, and $34,100 represented fees paid for refinancing. The loan agreement requires the Company to comply with certain financial covenants and ratios measured annually beginning with the 12-month period ended December 31, 2007. The Company was not in compliance with its loan covenants as of February 28, 2010 and August 31, 2009. As of, February 28, 2010 the outstanding balance due on the loan to Community Bank, collateralized by the Sylmar Property, was $5,606,800
The Company is required to pledge collateral for its workers’ compensation self insurance liability with the Florida Self Insurers Guaranty Association (“FSIGA”). The Company decreased this collateral by $369,500 during the quarter ended December 31, 2008, and had a total of $3,769,500 pledged collateral at February 28, 2010. Bisco provides $1 million of this collateral. The Company may be required to increase this collateral pledge from time to time in the future, based on its workers’ compensation claim experience and various FSIGA requirements for self-insured companies. Despite the sale of the Company’s restaurants, workers’ compensation will remain an ongoing liability for the Company until all claims are paid, which will likely take many years.
In June 2004, the Company sold 145,833 shares of its common stock (the “Common Stock”) directly to Bisco Industries, Inc. Profit Sharing and Savings Plan for a total cash purchase price of $175,000. In September 2004, the Company sold 36,000 shares of the Company’s newly authorized Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) to the Company’s Chairman at a price of $25 per share, for a total cash purchase price of $900,000. Preferred stock dividends cumulate whether or not declared but are paid quarterly when declared by the Company’s Board of Directors. The Company declared no preferred stock dividends during the three and six months ended February 28, 2010. As of February 28, 2010, there was $76,400 of cumulative undeclared dividends.
Cash used in operating activities was $914,000 for the six months ended February 28, 2010. This developed from a net loss of $800,700 partially offset by somewhat be depreciation and amortization of $197,300. Other operating activities that increased the use of cash were an increase in other assets of $46,900 and a decrease in accounts payable of $97,300, and decreases in accrued liabilities and workers compensation liability of $53,800 and $137,000, respectively. For the six months ended February 28, 2009, the use of cash developed from a net loss of $2,522,100, offset somewhat be depreciation and amortization of $224,500 and a non-cash impairment expense of $2,057,800. Other operating activities that reduced the use of cash were a decrease in prepaid expenses and other assets of $58,900 and $335,900, respectively and an increase in accounts payable of $128,100, offset somewhat by decreases in deferred rent and a deposit liability of $47,800 and $64,400 respectively
Cash used in investing activities was $151,300 for the six months ended February 28, 2010 which was from the purchase of the Deland Property. Cash produced from investing activities of $363,200 in the six months ended February 28, 2009 was from the release of restricted cash.
Cash produced from financing activities was $1,059,000 for the six months ended February 28, 2010 and was from the issuance of related party debt of $2,731,500 offset by the extinguishment of debt of $1,561,900 and the repayment of long term debt of $110,600. Cash produced in the six months ended February 28, 2009 of $155,100 was mainly from the proceeds of related party debt of $234,500 offset by the repayment of long term debt of $58,900 and the payment of preferred dividends of $19,100.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures, except for the land leases on the restaurant properties treated as operating leases.
Contractual Financial Obligations
In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and previously by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that some are recorded as liabilities in the balance sheet while others are required to be disclosed in the Notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Transition Report on Form 10-K for the eight months ended August 31, 2009 and in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4(T).	Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2010 in alerting management to material information regarding the Company’s financial statements and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner. This evaluation is based, in part, on similar findings as discussed in detail in Item 9(A)T in the Company’s Transition Report on Form 10-K for the eight months ended August 31, 2009.
Changes in internal control over financial reporting. There have been no changes in internal control over financial reporting in the three months ended February 28, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
None.

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
We are currently in violation of a debt covenant with Zion’s Bank that has or may have triggered cross defaults under the loan documents with two of our other creditors, GE Capital and Community Bank. As of February 28, 2010, the total amount owed to these three creditors was approximately $7.5 million, and such loans were secured by certain of our real properties. Although none of these creditors have accelerated their loans, we have not obtained waivers from these creditors. As a result, such creditors may seek to enforce their remedies under their loan agreements, which could include, among other things, acceleration of the scheduled maturity dates (which range from the year 2016 to 2033) of such indebtedness and/or foreclosure on our real estate, either of which would result in the loss or significant decline in our revenues and assets.
The loss of any of our three tenants and the geographic concentration of our commercial real estate property could have a material adverse impact on our business and results of operations.
During the three months and six months ended February 28, 2010, three tenants comprised all of our rental revenue, and our largest tenant represented approximately 52% of our rental revenue for such period. The loss of any one of these tenants could have a material adverse effect on our business and operations. In addition, all of our rental properties are in either Florida or California, where the commercial real estate markets in such regions have been depressed and have experienced significant declines in rental rates and real estate values. Our real properties in Deland and Orange Park (in the state of Florida) are currently vacant, and we cannot assure you that we will be able to lease or sell these properties on acceptable terms, on a timely basis, or at all, which could adversely impact our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)
Not applicable

Item 5.	Other Information
Our 2010 Annual Meeting of Shareholders (the “Annual Meeting”) was held on February 19, 2010. As of January 6, 2010, the record date for the Annual Meeting, 3,910,264 shares of common stock were outstanding. At the Annual Meeting, 3,558,059 shares of the common stock, or 91% of the outstanding shares as of the record date, were present or represented by proxy and the results of the voting were as follows:
PROPOSAL 1: Approval of the Agreement and Plan of Merger dated December 22, 2009, by and among EACO, Bisco Acquisition Corp., Bisco Industries, Inc. and Glen F. Ceiley, and the transactions contemplated thereby

Shares of Common Stock
For	3,034,180
Against	122,414
Abstain	4,305
Non-votes	397,160
PROPOSAL 2: Approval of a 1-for-25 reverse split of the common stock and the amendment of the articles of incorporation to effect such a reverse split

Shares of Common Stock
For	3,019,749
Against	135,547
Abstain	5,603
Non-votes	397,160
PROPOSAL 3: Approval of the amendment of the articles of incorporation to remove the 75% shareholder approval requirement for certain transactions with affiliated corporations

Shares of Common Stock
For	3,022,237
Against	135,021
Abstain	3,641
Non-votes	397,160
PROPOSAL 4: Election of the Board of Directors

	Total Votes for	Total Votes Withheld
Director Nominee	Each Director	from Each Director
Stephen Catanzaro	2,978,738	182,161
Glen F. Ceiley	3,123,040	37,859
Jay Conzen	3,128,738	32,161
William L. Means	3,123,115	37,784
PROPOSAL 5: Appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as the independent auditors for the fiscal year ending August 31, 2010

Shares of Common Stock
For	3,461,194
Against	93,979
Abstain	2,886
Non-votes	—
PROPOSAL 6: Adjournment of the Annual Meeting, if necessary, to solicit additional proxies if there are not sufficient votes to approve Proposals 1, 2 and 3

Shares of Common Stock
For	3,119,687
Against	38,344
Abstain	2,868
Non-votes	397,160
The shares indicated above in this Item 5 do not reflect the 1-for-25 reverse stock split which became effective on March 23, 2010.

Item 6.	Exhibits
The following exhibits are filed as part of the report on Form 10-Q.

No.	Exhibit

3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)

3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s Form 8-K filed with the SEC September 8, 2004, is incorporated herein by reference.)

3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION (Registrant)
Date: April 19, 2010	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

EXHIBIT INDEX

No.	Exhibit

3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)

3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s Form 8-K filed with the SEC September 8, 2004, is incorporated herein by reference.)

3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.