Form 10-Q
period 2010-05-31
EACO CORP
filed 2010-07-20
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-14311
EACO CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State of Incorporation)	59-2597349 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 19, 2010, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010*	2009*	2010*	2009*
	(Dollars in thousands)
Distribution sales	$24,354	$19,665	$65,788	$63,755
Cost of goods sold	17,750	13,714	47,854	46,227

Gross margin	6,604	5,951	17,934	17,528

Rental revenue	291	179	778	676
Cost of rental operations	476	422	1,334	1,490

Gross loss from rental operations	(185)	(243)	(556)	(814)

Operating (income) expenses:
Selling, general and administrative expenses	5,486	5,223	15,819	15,655
Loss on impairment of assets	—	—	—	2,058
Gain on sublease contract termination	—	—	—	(827)
Loss on disposition of equipment	—	141	—	146

Total operating expenses	5,486	5,364	15,819	17,032

Income (loss) from operations	933	344	1,559	(318)

Other non-operating income (expense):
Gain (loss) on sale of trading securities	(258)	230	(3,478)	(2,644)
Unrealized gain (loss) on trading securities	(19)	(2,444)	1,407	(2,117)
Gain on extinguishment of obligation under capital lease	—	949	—	949
Interest and other income	16	4	22	12
Interest expense	(306)	(202)	(874)	(851)

Net income (loss) from continuing operations before income taxes	366	(1,119)	(1,364)	(4,969)
Provision (benefit) for income taxes	51	345	304	(474)

Net income (loss) from continuing operations	315	(1,464)	(1,668)	(4,495)
Discontinued operations:
Gain from discontinued operations, net of tax	—	200	—	20

Net income (loss)	315	(1,264)	(1,668)	(4,475)

Undeclared cumulative preferred stock dividend	(19)	(19)	(38)	(38)

Net income (loss) attributable to common shareholders	$296	$(1,283)	$(1,706)	$(4,513)

Basic income (loss) per share:
Continuing operations	$0.06	$(0.30)	$(0.34)	$(0.92)
Discontinued operations	—	0.04	—	—

Net income (loss)	$0.06	$(0.26)	$(0.34)	$(0.92)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010*	2009*	2010*	2009*

Basic weighted average common shares outstanding**	4,861,590	4,861,590	4,861,590	4,861,590

Diluted income (loss) per share continuing operations	$0.06	$(0.30)	$(0.34)	$(0.92)
Discontinued operations	—	0.04	—	—

Net income (loss)	$0.06	$(0.26)	$(0.34)	$(0.92)

Diluted weighted average common shares outstanding**	4,901,590	4,861,590	4,861,590	4,861,590

*	Reflects the merger of the Company with Bisco Industries, Inc. a company previously under common control by the Company’s largest shareholder as of the earliest period presented.

**	Reflects 1 for 25 reverse stock split effected on March 23, 2010 and issuance of 4,705,669 shares effective March 24, 2010 in connection with the merger with Bisco
See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	May 31, 2010*	August 31,
	(Unaudited)	2009*
	(Dollars in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$798	$1,683
Trade accounts receivable, net	11,225	9,090
Inventory, net	9,781	10,293
Marketable securities, trading	895	2,227
Prepaid expenses and other current assets	399	437
Deferred tax asset, current	2,019	2,065

Total current assets	25,117	25,795

Non-current assets:
Restricted cash	862	2,411
Real estate properties held for leasing, net	10,392	10,299
Equipment and leasehold improvements, net	1,080	1,384
Deferred tax asset	3,009	2,930
Other assets, principally deferred charges, net of accumulated amortization	1,037	975

Total assets	$41,497	$43,794

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Line of credit	9,100	8,467
Trade accounts payable	$8,821	$6,190
Accrued expenses and other current liabilities	2,436	3,346
Liabilities of discontinued operations — short term	148	147
Liabilities for short sale of marketable trading securities		1,101
Current portion of long-term debt and obligation under capital lease	7,388	7,562

Total current liabilities	27,893	26,813

Liabilities of discontinued operations — long term	2,989	3,174
Deposit liability	122	107
Obligation under capital lease	—	1,562

Total liabilities	31,004	31,656
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock of $0.01 par value; authorized 10,000,000 shares; 36,000** shares outstanding at May 31, 2010 and August 31, 2009 (liquidation value $900,000)	1	1
Common stock of $0.01 par value; authorized 8,000,000 shares; 4,862,079*** shares outstanding at May 31, 2010 and August 31, 2009	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	501	476
Accumulated deficit	(2,436)	(766)

Total shareholders’ equity	10,493	12,138

Total liabilities and shareholders’ equity	$41,497	$43,794

*	Reflects the merger of the Company with Bisco Industries, Inc. a company previously under common control by the Company’s largest shareholder as of the earliest period presented.

**	Reflects 1 for 25 reverse stock split effected on March 23, 2010

***	Reflects 1 for 25 reverse stock split effected on March 23, 2010 and issuance of 4,705,669 shares effective March 24, 2010 in connection with the merger with Bisco
See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended
	May 31, 2010*	May 31, 2009*
	(in thousands)
Operating activities:
Net loss	$(1,668)	$(4,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617	899
Bad debt expense	24	134
Change in inventory reserve	48	60
Loss on impairment of assets		2,058
Net (gains) losses on investments	2,072	4,761
Deferred taxes	(33)	(895)
Gain on sublease contract termination	0	(828)
Gain on extinguishment of capital lease obligation	—	(949)
Loss on disposition of equipment	—	146
(Increase) decrease in:
Receivables	(2,159)	1,509
Inventory	463	(691)
Marketable securities, trading	(740)	146
Prepaid expenses and other assets	(223)	(204)
Increase (decrease) in:
Accounts payable	2,631	(1,253)
Accrued liabilities	(910)	(1,847)
Liabilities for short sales	(1,101)	510
Deferred rent	—	(56)
Deposit liability	15	(179)
Liabilities of discontinued operations	(184)	8

Net cash used in operating activities	(1,148)	(1,146)

Investing activities:
Purchase of property and equipment	(206)	(118)
Increase in restricted cash		(510)
Release of restricted cash	1,549	—

Net cash provided by (used in) investing activities	1,343	(628)

Financing activities:
Net borrowings (payments) on revolving credit facility	633	2,550
Settlement of capital lease obligation	(1,562)	(500)
Payments on long-term debt	(174)	(131)

	(Unaudited)
	Nine Months Ended
	May 31, 2010*	May 31, 2009*
	(in thousands)
Net cash provided by (used in) financing activities	(1,103)	1,919

Effect of foreign currency exchange rate changes on cash and cash equivalents	23	(28)

Net increase (decrease) in cash and cash equivalents	(885)	117

Cash and cash equivalents — beginning of year	1,683	2,767

Cash and cash equivalents — end of year	$798	$2,884

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$594	$698

Cash paid during the year for taxes	$1,398	$639

Non-cash investing activities:
Deposit applied to purchase of Deland Property	$200	$—

*	Reflects the merger of the Company with Bisco Industries, Inc. a company previously under common control by the Company’s largest shareholder as of the earliest period presented.
See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization and Merger with Bisco Industries, Inc.
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
EACO filed an amendment to its articles of incorporation with the Secretary of State of the State of Florida, effective March 23, 2010 (the “Effective Time”), to effect a 1-for-25 reverse split of its outstanding common stock (the “Reverse Split”). As of the Effective Time, each outstanding share of EACO common stock automatically converted into four one-hundredth (0.04) of a share of common stock. Unless otherwise noted, the number of common shares and per share calculations in this report reflect the effect of the reverse split. See Note 7, Shareholders’ Equity, for further discussion.
During 2009, the Company engaged financial advisors to evaluate alternative strategies to increase shareholder value, including a merger with Bisco Industries, Inc. (“Bisco”), an affiliated entity wholly owned by the Company’s majority stockholder and Chief Executive Officer, Glen F. Ceiley, (“CEO”). Bisco is a distributor of electronic components and fasteners with 37 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.
On March 24, 2010, EACO completed the acquisition of Bisco, a company under the common control of EACO’s largest shareholder (Glen Ceiley). The acquisition of Bisco (the “Acquisition”) was consummated pursuant to an Agreement and Plan of Merger dated December 22, 2009 by and among EACO, Bisco Acquisition Corp., Bisco and Glen F. Ceiley (the “Agreement”). Pursuant to the Agreement, Bisco Acquisition Corp., a wholly-owned subsidiary of EACO, was merged with and into Bisco; Bisco was the surviving corporation in the merger and became a wholly-owned subsidiary of EACO. . The transaction was accounted for as a combination of companies under common control using the historical balances of Bisco. (See Basis of Presentation below)
In connection with the Acquisition, EACO issued an aggregate of 4,705,669 shares of its common stock (the “Merger Shares”) to the sole shareholder of Bisco in exchange for all of the outstanding capital stock of Bisco. 36,000 shares of the Merger Shares will be held in escrow by EACO for twelve months as security for the indemnification obligations of the former Bisco shareholder to EACO as set forth in the Agreement.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include allowance for doubtful accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability and the valuation allowance against deferred tax assets. Actual results could differ from those estimates.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included.
The unaudited condensed consolidated financial statements include the financial position and results of operations of Bisco for all periods presented. As a result of Mr. Ceiley having majority voting control over both entities during all periods presented, the unaudited condensed consolidated financial statements were prepared in accordance with Accounting Standards Codification (“ASC”) 805-50, Transactions Between Entities Under Common Control, which specifies that in a combination of entities under common control, the entity that receives the assets or the equity interests shall initially recognize the assets and liabilities transferred at their historical carrying amounts at the date of transfer (“as-if pooling-of-interests” accounting). The financial statements of the receiving entity shall also report the results of operations for the period, the financial position and other financial information as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative information for periods during which the entities were under common control.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim financial statements should be read in conjunction with the Company’s Transition Report on Form 10-K for the eight month period ended August 31, 2009. Amounts related to disclosure of August 31, 2009 balances within these condensed consolidated financial statements were derived from the separate audited financial statements of EACO and Bisco as of August 31, 2009.
Principles of Consolidation
The consolidated financial statements include the accounts of Eaco Corporation, it’s wholly owned subsidiary Bisco Industries, Inc. and Bisco’s wholly owned Canadian subsidiary, Bisco Industries Limited (which are hereinafter collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged three irrevocable letters of credit totaling $2,769,500, as of May 31, 2009. In May 2010, the Division lowered the required collateral required by the Company to $2,322,000. These letters are secured by cerificates of deposits totaling $322,000 at May 31, 2010 and $1,269,500 at May 31, 2009 and the Company’s Sylmar Property.
The Company also has restricted cash of $0 and $1,101,200 at May 31, 2010 and August 31, 2009, respectively, on deposit with a securities brokerage firm, which relates to the liability for securities sold not yet purchased.
Trade Accounts Receivable
Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $197,200 and $307,200 at May 31, 2010 and August 31, 2009, respectively.
Inventories
Inventories consist of electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are net of a reserve for slow moving or obsolete items of $732,000 and $684,000 at May 31, 2010 and August 31, 2009, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.
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
Equipment and Leasehold Improvements
Equipment and leasehold improvements not used in conjunction with real estate properties are stated at cost net of accumulated amortization expense. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term, whichever is shorter.
Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in income.

Long-Lived Assets
Long-lived assets (principally real estate, equipment and leasehold improvements) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, real estate properties are reviewed on an asset-by-asset basis. Recoverability of real estate property assets is measured by a comparison of the carrying amount of each operating property and related assets to future net cash flows expected to be generated by such assets. For measuring recoverability of distribution operations assets, long-lived assets are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair values. The Company recognized an impairment charge of $2,057,800 in December 2008.
Investments
Investments consist of marketable trading securities and securities sold, not yet purchased.
These securities are stated at fair value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by the average cost method and are recognized as incurred in the statement of operations. Net unrealized gains and losses are reported in the statement of operations and represent the change in the market value of investment holdings during the period. At May 31, 2010 and August 31, 2009, marketable securities consisted of equity securities (including stock options) of publicly held domestic companies.
A primary investment strategy used by the Company in 2010 and 2009 consisted of the short-selling of securities, which results in obligations to purchase securities at a later date. As of May 31, 2010 and August 31, 2009, the Company’s total obligation for securities sold and not yet purchased was $0 and $1,101,200, respectively. The Company recognized unrealized gains on securities sold, not yet purchased (“short sales”) of $1,101,200 and losses of $510,300 for the nine months ended May 31, 2010 and 2009, respectively. The Company recognized realized losses on short sales of $179,000 and $2,718,600 for the nine months ended May 31, 2010 and 2009, respectively. Restricted cash to collateralize the Company’s obligation for short sales totaled $0 and $1,101,200 at May 31, 2010 and August 31, 2009, respectively.
The Company recognized unrealized gains on trading securities not related to short sales of $305,300 and losses of $1,606,300 for the nine months ended May 31, 2010 and 2009, respectively. The Company recognized realized losses on trading securities not related to short sales of $3,299,600 and gains of $74,400 for the nine months ended May 31, 2010 and 2009, respectively.
The Company recognized unrealized gains on securities sold, not yet purchased (“short sales”) of $653,500 and losses of $545,200 for the three months ended May 31, 2010 and 2009, respectively. The Company recognized realized losses on short sales of $213,100 and gains of $227,000 for the three months ended May 31, 2010 and 2009, respectively.
The Company recognized unrealized losses on trading securities not related to short sales of $672,500 and $1,899,000 for the three months ended May 31, 2010 and 2009, respectively. The Company recognized realized losses on trading securities not related to short sales of $45,000 and gains of $3,000 for the three months ended May 31, 2010 and 2009, respectively.
Goodwill
Goodwill is tested at least annually for possible impairment. The Company determined that it has two reporting units, one of which related to the Company’s Canadian operations and is subject to impairment testing as all of the goodwill has been assigned to the latter reporting unit. The Company’s annual testing date for impairment of goodwill is August 31. The impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to its estimated fair value. As of August 31, 2009, management performed this assessment and determined there was no goodwill impairment. No impairment indicators have been noted during the nine months ended May 31, 2010.
Revenue Recognition
For the Company’s distribution operation, the Company’s shipping terms are FOB shipping point thus management generally recognizes Company revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured.
The Company leases its real estate properties to tenants under operating leases with terms exceeding one year. Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.
Income Taxes
Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.
We provide tax contingencies, if any, for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing. Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.
Freight and Shipping/Handling
The Company records freight billings as sales; such billings were approximately $299,300 and $232,900 and $814,700 and $756,600 during the three and nine months ended May 31, 2010 and 2009, respectively. Shipping and handling expenses are included in cost of sales, and were approximately $578,100 and $360,400 and $1,529,400 and $1,422,300 during the three and nine months ended May 31, 2010 and 2009, respectively.
Leases
Certain of the Company’s operating leases provide for minimum annual payments that adjust over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense.
Earnings/Loss Per Common Share
Basic earnings (loss) per common share for the periods ended May 31, 2010 and 2009 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Dilutive shares represent those issuable upon exercise or conversion of options, stock warrants and convertible preferred stock, which is 40,000 at May 31, 2010 and 2009.

Foreign Currency Translation and Transactions
Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the nine months ended May 31, 2010 and May 31, 2009, respectively. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the nine months ended May 31, 2010 and 2009 were $0.96 and $0.84 Canadian dollars per one U.S. dollar, respectively.
Concentrations
Financial instruments that subject the Company to credit risk include cash balances maintained in the United States in excess of federal depository insurance limits and accounts receivable. Cash accounts maintained by the Company at domestic financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at May 31, 2010 and August 31, 2009. The uninsured balance was $1,197,000 and $1,167,200 at May 31, 2010 and August 31, 2009, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.
Net sales to customers outside the United States and related trade accounts receivable are approximately 6% and 9% of total sales and trade accounts receivable, respectively, at August 31, 2009 and 6% and 10%, respectively, at August 31, 2008.
No single entity accounted for more than 10% of revenues for the nine months ended May 31, 2010 and 2009.
Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities
The Company’s financial instruments include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, line of credit, accrued expenses and long-term debt. Management believes that the fair value of these financial instruments approximate their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.
During the nine month periods ended May 31, 2010 and 2009 and through August 31, 2009, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a nonrecurring basis.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Management has evaluated its approach for making operating decisions and assessing the performance of our business and determined that the Company has two reportable segments: Distribution Operations and Real Estate Rental Operations.
Recent Accounting Pronouncements
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
In December 2007, the Company exercised the purchase option under the lease agreement with CNL American Property for the purchase of the Brooksville Property. The purchase price was approximately $2,027,000 and was paid in cash. During 2008, the Company financed the Brooksville Property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 25 years at an annual interest rate of 6.7%.
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
In the latter half of fiscal 2008, the real estate market in Florida declined considerably. In addition, the general economic climate in the United States has caused consumers to decrease discretionary spending, adversely affecting the restaurant industries. This situation combined with vacancies at three of the Company’s Florida properties triggered an analysis by management of the Company’s property holdings in the state of Florida as required by SFAS 144. The Company contracted with an outside firm to value the four properties in Florida: the Deland Property, Fowler Property, Brooksville Property and Orange Park Property. Management reviewed the appraisals on the properties and determined total impairment charges of $2,057,800 with regard to the Fowler Property, Deland Property and Brooksville Property. The impairment change referenced in the preceding sentence was recorded in December 2008. Management did not record an impairment charge related to the Orange Park Property as its estimated fair value was in excess of its book value.
The cost of real estate property being leased and properties held for leasing are as follows at May 31, 2010 and August 31, 2009:

	May 31,	August 31,
	2010	2009
Land	$5,841,200	5,682,800
Buildings & improvements	5,842,500	6,242,300
Equipment	1,485,100	1,188,400

Total	13,168,800	13,113,500
Accumulated depreciation and amortization	(2,777,000)	(2,814,900)

Book value	$10,391,800	10,298,600

Rental expense for operating leases for the nine months ended May 31, 2009 was $226,800. In September 2009, the Company purchased the Deland Property from the landlord terminating its only remaining lease.
The Sylmar Property is leased to two tenants under operating leases. The Company also subleases one of its restaurant properties to a third party. The following table shows the future minimum rentals due under non-cancelable operating leases (where the Company is the lessor or sublessor) in effect at May 31, 2010:

	Income-
	Producing	Restaurant
	Real Estate	Properties	Total
2011	778,500	514,700	1,293,200
2012	793,400	521,900	1,315,300
2013	412,300	446,700	859,000
2014	260,000	333,300	593,300
2015	—	343,300	343,300
Thereafter	—	1,689,000	1,689,000

	$2,244,200	$3,848,900	$6,093,100

Rental income from leases was $778,000 and $675,754 for the nine months ended May 31, 2010 and 2009, respectively.
Depreciation expense on rental properties for the three months ended May 31, 2010 and 2009 was $82,600 and $136,400, respectively. For the nine months ended May 31, 2010 and 2009, depreciation expense was $279,900 and $360,900, respectively.
Note 4. Property and Equipment
Equipment and leasehold improvements are summarized as follows at May 31, 2010 and August 31, 2009:

	May 31, 2010	August 31, 2009
Machinery and equipment	3,420,000	3,406,300
Furniture and equipment	627,600	622,400
Vehicles	187,000	187,000
Leasehold improvements	1,097,400	1,083,700

	5,332,000	5,299,400
Less accumulated depreciation and amortization	(4,251,600)	(3,915,000)

	$1,080,400	$1,384,400

Depreciation expense for three months ended May 31, 2010 and 2009 was $110,900 and $119,000, respectively. For the nine months ended May 31, 2010 and 2009, depreciation expense was $336,700 and $356,200, respectively.
Note 5. Line of Credit
The Company has a $10,000,000 line-of-credit agreement with a bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (.43% and .27% for the 60 day LIBOR at May 31, 2010 and August 31, 2009, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at May 31, 2010 and August 31, 2009, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement expires in October 2010. The amount outstanding under this line of credit as of May 31, 2010 and August 31, 2009 was $9,100,400 and $8,467,400, respectively. Availability under the line of credit was $899,600 and $1,532,600 at May 31, 2010 and August 31, 2009, respectively.
The credit agreement contains nonfinancial and financial covenants requiring the maintenance of certain financial ratios. As of August 31, 2009, the Company was not in compliance with one covenant of the loan agreement relating to a $1,000,000 limit on short sale trading securities. The bank has granted the Company a waiver regarding the default.

Note 6. Long-Term Debt
Long-term debt is summarized as follows:

	May 31,	August 31,
	2010	2009
Note payable to GE Capital Franchise Finance Corporation (“GE Capital”), secured by real estate, monthly principal and interest payments totaling $10,400, interest at thirty-day LIBOR rate +3.75% (minimum interest rates of 7.3%), due December 2016	$638,400	$699,100
Note payable to Zion’s Bank, secured by real estate, monthly principal and interest payment totaling $8,402, interest at 6.7%, due April 2033	1,169,100	1,187,800
Note payable to Community Bank, secured by real estate, monthly principal and interest payment totaling $39,700, interest at 6.0%, due December 2017	5,580,100	5,671,900

	7,387,600	7,558,800
Less current portion	(7,387,600)	(7,558,800)

	$—	$—

The scheduled payments for the above loans are as follows at May 31 2010:

2011	$248,900
2012	265,600
2013	285,900
2014	302,800
2015	323,100
Thereafter	5,961,300

$7,387,600

The GE Capital loan is secured by the Company’s Orange Park Property. The Community Bank loan is secured by the Company’s Sylmar Property. The Zion’s Bank loan is secured by the Company’s Brooksville Property.
The loan from Zion’s Bank requires the Company to comply with certain financial covenants and ratios measured annually beginning with the 12-month period ended December 31, 2008, as defined in the loan agreement. As of August 31, 2009, the Company was not in compliance with one covenant of the loan agreement. Zion’s Bank has not granted the Company a waiver regarding that default. Whereas Zion’s Bank has not accelerated payment of the loan, management has classified the full amount due under the mortgage as a current liability in the accompanying May 31, 2010 balance sheet. Zion’s Bank has indicated they will not take any action regarding the breach; however, they reserve any and all rights they have under the mortgage with respect to the breach.
Violation of the Zion Bank covenant triggered a cross default provision with the GE Capital and Community Bank loans and as a result because the Company did not obtain waivers from creditors such loans have been classified as current liabilities as of May 31, 2010.
Note 7. Shareholders’ Equity
Income (loss) per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted computations for income (loss) from continuing operations and net income (loss) from continuing operations attributable to common shareholders:

	For the three months ended		For the nine months
	May 31,		ended May 31,
(In thousands, except per share information)	2010	2009	2010	2009
EPS from continuing operations — basic and diluted:
Net income (loss) from continuing operations	$315	$(1,464)	$(1,668)	$(4,495)
Less: preferred stock dividends	(19)	(19)	(38)	(38)

Net income (loss) from continuing operations for basic and diluted EPS computation	$296	$(1,483)	$(1,706)	$(4,533)

Weighted average common shares outstanding for basic EPS computation*	4,862,079	4,862,079	4,862,079	4,862,079
Common equivalent shares outstanding: convertible preferred stock*	40,000	—	—	—
Weighted average diluted shares	4,902,079	4,862,079	4,862,079	4,862,079

Income (loss) per common share from continuing operations — basic	$0.06	$(0.30)	$(0.34)	$(.92)
Income (loss) per common share from continuing operations — diluted	$0.06	$(0.30)	$(0.34)	$(.92

*	Reflects 1 for 25 reverse stock split effected on March 23, 2010 and issuance of 4,705,669 shares effective March 24, 2010 in connection with the merger with Bisco
Stock Options
The Company has no stock options outstanding and has 200,000 common shares reserved for future grants at May 31, 2010. During the nine month periods ended May 31, 2010 and 2009 and through the period ended August 31, 2009, the Company awarded no stock options, nor did any option awards vest during the periods noted, and thus, the Company recorded no compensation expense related to stock options during these periods. In addition, there were no option awards modified, repurchased or cancelled after December 28, 2006. During the nine month periods ended May 31, 2010 and 2009 and through the period ended August 31, 2009, no stock options were exercised, and therefore, no cash was received from stock option exercises.
Preferred Stock
The Company’s Board of Directors is authorized to establish the various rights and preferences for the Company’s preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares of its Series A Cumulative Convertible Non-Voting Preferred Stock (the “Preferred Stock”) to the Company’s CEO, with an 8.5% dividend rate at a price of $25 per share for a total cash purchase price of $900,000. Holders of the Preferred Stock have the right at any time to convert the Preferred Stock and accrued but unpaid dividends into shares of the Company’s Common Stock at the conversion price of $22.50 per share. In the event of a liquidation or dissolution of the Company, holders of the Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders $25 per share plus all unpaid dividends before any payments are made to the holders of Common Stock. Unpaid cumulative preferred stock dividends totaled $152,900 at May 31, 2010.

Reverse Split of EACO Common Stock
EACO filed an amendment to its articles of incorporation with the Secretary of State of the State of Florida, effective March 23, 2010 (the “Effective Time”), to effect a 1-for-25 reverse split of its outstanding common stock (the “Reverse Split”). As of the Effective Time, each outstanding share of EACO common stock automatically converted into four one-hundredth (0.04) of a share of common stock. No fractional shares shall be issued upon such automatic conversion of the common stock. If any fractional share of common stock would be delivered upon such conversion to any shareholder, such shareholder shall be entitled to be paid an amount in cash equal to the fair market value of such fractional share as of the Effective Time, as determined in good faith by the Board of Directors of EACO. Immediately prior to the Effective Time, 3,910,264 shares (pre-reverse split) of common stock were outstanding; upon the Effective Time, such shares converted into approximately 156,410 shares (post-reverse split) of common stock.
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
Note 8. Profit Sharing Plan
The Company has a defined contribution 401(k) profit sharing plan for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under the plan, employees may contribute up to 15% of their compensation. The Company matched 50% of the employee contributions up to 4% of employees’ compensation in the 2009 fiscal year. The Company temporarily suspended the matching contribution for the fiscal year ending August 31, 2010. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $0 and $121,200 for the nine months ended May 31, 2010 and 2009, respectively.
Note 9. Discontinued Operations
When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying balance sheet. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2009. As of May 31, 2010 and August 31, 2009, the estimated claim liability was $3,136,500 and $3,321,900, respectively.
On May 28, 2009, the Company reached a settlement with one of its self insured worker’s compensation third party administrators (“TPA”) regarding an outstanding worker’s compensation claim against the Company. In the settlement, the TPA agreed to indemnify the Company for a portion of the claim the Company paid with regard to one claimant. The settlement of $200,000 is included in gain on discontinued operations in the Company’s statement of operations for the nine months ended May 31, 2009.
Note 10. Income Taxes
The following summarizes the Company’s provision (benefit) for income taxes on income (loss) from continuing operations:

	For the three months		For the nine months
	ended May 31,		ended May 31,
	2010	2009	2010	2009
Current:
Federal	$41,200	$90,100	$224,200	$270,400
State	9,500	36,200	51,900	116,200
Foreign	11,000	11,700	59,700	35,000

	61,700	138,000	335,800	421,600

Deferred:
Federal	(10,300)	171,700	(30,900)	(746,500)
State	(400)	35,700	(1,200)	(148,800)
Foreign	—	—	—	—

	$51,000	$345,400	$303,700	$(473,700)

Income taxes for the three and nine month periods ended May 31, 2010 and 2009 differ from the amounts computed by applying the federal statutory corporate rate of 34% to the pre-tax loss from continuing operations.
The differences are reconciled as follows:

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
Current:
Expected income tax expense (benefit) at statutory rate	$146,000	$(398,300)	$(463,900)	$(1,751,200)
Increase (decrease) in taxes due to:
State tax, net of federal benefit	29,100	(90,000)	(92,400)	(369,900)
Perm differences	—	76,700	—	150,800
Change in deferred tax asset valuation allowance	(107,900)	831,700	808,800	1,633,500
Other, net	(16,200)	(74,700)	51,200	(136,900)

Income tax expense (benefit)	$51,000	$345,400	$303,700	$(473,700)

The components of deferred taxes at May 31, 2010 and August 31, 2009 are summarized below:

	May 31,	August 31,
	2010	2009
Deferred tax assets:
Net operating loss	$3,988,300	$3,988,300
Capital losses	3,621,100	2,263,300
Allowance for doubtful accounts	67,700	112,000
Reserves and accrued expenses	1,903,100	1,930,000
State taxes	—	1,200
Unrealized losses on investment	—	521,500
Excess of tax over book depreciation	170,800	92,200

Other	48,100	22,200

Total deferred tax assets	9,799,100	8,930,700

Deferred tax liabilities:
Unrealized gain on investment	(27,500)	—
Deferred gains	(1,150,000)	(1,150,000)
Valuation allowance	(3,593,700)	(2,784,900)

Total deferred tax liabilities	(4,771,200)	(3,934,900)

Net deferred tax asset	$5,027,900	$4,995,800

At May 31, 2010, the Company has Federal net operating loss carryforwards (“NOL’s”) of approximately $10.1 million, which will begin to expire in 2024 and state NOL’s of approximately $11.7 million, which will begin to expire in 2017.
In accordance with Sections 382 and 383 of the Internal Revenue Code, the utilization of Federal NOL’s and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of May 31, 2010, management has determined that the merger with Bisco would not limit the Company’s utilization of its NOL or credit carryovers.
The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. As a result of the merger with Bisco, management concluded that certain deferred tax assets would be realized, primarily the pre-merger net operating loss carryforwards (“NOLs”) of the Company. Since the merger was accounted for on an as-if pooling basis, the timing of the release of the valuation allowance on these deferred tax assets was determined to be prior to the beginning of the first period presented in the financials or before September 1, 2008. Therefore, the release of the valuation allowance pertaining to the aforementioned NOLs was recorded as an adjustment to the beginning retained earnings as of September 1, 2008 in conjunction with the recasting of the historical financial information of the Company (see Note 1, Basis of Presentation). As of May 31, 2010 and August 31, 2009, the Company also had capital loss carryforwards of approximately $9.28 million and $4.98 million respectively, which are deductible only to the extent the Company has future capital gains. The Company has provided a full valuation allowance on the related deferred tax assets since it is not likely the Company will realize the benefit of capital loss carryforwards in the foreseeable future.
The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of May 31, 2010, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the US, Canada and various states. The Company’s tax years for 2007, 2008 and 2009 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2007.
Note 11. Commitments and Contingencies
Income Taxes
The Company had no material adjustments to its unrecognized tax benefits during the three and nine months ended May 31, 2010.
Legal Matters
From time to time, we may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Long Term Debt Covenant Violation
The GE Capital loan is secured by the Company’s Orange Park Property. The Community Bank loan is secured by the Sylmar Property and a personal guarantee of the Company’s CEO. The Zion’s Bank loan is secured by the Company’s Brooksville Property.
The loan from Zion’s Bank requires the Company to comply with certain financial covenants and ratios measured annually beginning with the 12-month period ended December 31, 2008, as defined in the loan agreement. As of May 31, 2010 and August 31, 2009, the Company was not in compliance with one covenant of the loan agreement. The defaulted covenant prohibited EACO from incurring any additional debt during the loan measurement period. The Company violated this covenant through borrowings from Bisco to fund operations throughout the course of fiscal 2009 and the three and nine months ended May 31, 2010. Zion’s Bank has not granted the Company a waiver regarding these defaults. Although Zion’s Bank has not accelerated payment of the loan, the full amount due under the mortgage is reported as a current liability in the accompanying May 31, 2010 and August 31, 2009 balance sheets. Zion’s Bank has indicated they will not take any action regarding the breach; however, they reserve any and all rights they have under the mortgage agreement.
Violation of the Zion Bank debt covenant triggered a cross default provision with the GE Capital and Community Bank loans. As a result and because the Company did not obtain waivers from those creditors, such loans have been classified as current liabilities as of May 31, 2010 and August 31, 2009.
As of May 31, 2010, the Company was current on the payments of principal and interest required by the debt agreements described above. Management believes that the possibility of foreclosure of any of the properties which collateralize such debt is remote. Should the properties be foreclosed upon, the Company risks losing all of its related revenue stream.
Lease Obligations
As a result of the purchase of the Deland property the Company no longer has capital lease obligations. The Company continues to maintain operating leases at multiple locations.
The Company leases its facilities under operating lease agreements (three of which are with its majority stockholder) which expire on various dates through September 2018 and require minimum annual rentals ranging from $1,000 to $26,000 per month . Certain of the leases contain options for renewal under varying terms.
Minimum future rental payments under operating leases are as follows:

Years ended May 31:
2011	$1,531,600
2012	822,500
2013	416,600
2014	277,100
2015	264,900
Thereafter	1,033,900

$4,346,600
Rental expense for all operating leases for the three and nine months ended May 31, 2010 and 2009 was approximately $419,600 and $403,800, and $1,241,900 and $1,173,800, respectively.
Note 12. Related Party Transactions
The Company leases three buildings under operating lease agreements from its sole stockholder. During the three and nine month periods ended May 31, 2010 and 2009, the Company incurred approximately $128,400 and $122,600, and $426,900 and $318,600, respectively, of expense related to these leases. Such amounts (and the future minimum obligations under these lease agreements relating to fiscal 2010-2014 and thereafter) are included in the related disclosures set forth in Note 11.
Note 13. Segment Reporting
The Company operates in two reportable business segments; Distribution Operations and Rental Real Estate Operations. The Distribution Operations are organized and operated as Bisco Industries, Inc., a wholly owned subsidiary of the Company. Executive management evaluates performance based on gross margins, selling general and administrative expenses and net profits. Management also reviews the returns on the rental real estate properties, inventory, accounts receivable and marketable securities (segment assets). All amounts are presented in thousands of dollars.

	For the three months ended			For the three months ended
	May 31, 2010			May 31, 2009
	Rental Real			Rental Real
	Estate	Distribution	Total	Estate	Distribution	Total
(In thousands)
Revenues	291	24,354	24,645	$179	19,665	$19,844
Cost of revenues	476	17,750	18,226	422	13,714	14,316
Gross profit	(185)	6,604	6,419	(243)	5,951	5,708
Interest expense	227	84	311	228	76	304
Selling, general & administrative expense	—	5,486	5,486	—	5,223	5,223
Gains (losses) on marketable securities		(277)	(277)		(2,214)	(2,214)
Segment profit (loss)	(446)	761	315	401	(1,665)	(1,264)

	Three Months	Three Months
	Ended	Ended
Interest	May 31, 2010	May 31, 2009
Interest Expense	311	304
Elimination of intersegment interest	(5)	(102)

Total consolidated interest	306	202

	For the three months ended			For the three months ended
	May 31, 2010			May 31, 2009
				United
Geographic	United States	Canada	Total	States	Canada	Total
(In thousands)
Revenues	23,563	1,082	24,645	$18,806	1,038	$19,844
Identifiable assets	11,469	3	11,472	11,677	6	11,683

	For the nine months ended			For the nine months ended
	May 31, 2010			May 31, 2009
	Rental Real			Rental Real
	Estate	Distribution	Total	Estate	Distribution	Total
(In thousands)
Revenues	778	65,788	66,566	$676	63,755	$64,431
Cost of revenues	1,334	47,854	49,188	1,490	46,227	47,717
Gross profit	(556)	17,934	17,378	(814)	17,528	16,714
Interest expense	662	216	878	772	224	996
Selling, general & administrative expense	—	15,819	15,819	—	15,655	15,655
Gains (losses) on marketable securities		(2,071)	(2,071)		(4,761)	(4,761)
Segment profit (loss)	(1,196)	(472)	(1,668)	(1,099)	(3,376)	(4,475)
Segment assets	10,392	21,901	32,293	10,403	22,116	32,519

	Nine Months	Nine Months
	Ended	Ended
Interest	May 31, 2010	May 31, 2009

Interest Expense	878	996
Elimination of intersegment interest	(4)	(145)

Total consolidated interest	874	851

Segment Assets	May 31, 2010	August 31, 2009

Total reportable assets of segments	32,293	32,519
Other unallocated assets	9,204	11,275

Total consolidated assets	41,497	43,794

	For the nine months ended			For the nine months ended
	May 31, 2010			May 31, 2009
				United
Geographic	United States	Canada	Total	States	Canada	Total
(In thousands)
Revenues	63,485	3,081	65,788	$60,971	3,460	$64,431
Identifiable assets	11,469	3	11,472	11,677	6	11,683
Note 14. Fair Value of Financial Instruments
The Company adopted SFAS No. 157, “Fair Value Measurements”, in the first quarter of fiscal 2008. SFAS 157 was amended in February 2008 by the FASB Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions”, and by FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the Company’s application of SFAS 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities until January 1, 2009. SFAS 157 was further amended in October 2008 by FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of SFAS 157 to assets participating in inactive markets. On April 9, 2009, SFAS 157 was amended again by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which is discussed in the “Recent Accounting Pronouncements” section of Note 2.
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
Level 3: Unobservable inputs. Beginning January 1, 2009, Level 3 inputs were required for estimating the fair value associated with nonrecurring measurements of certain nonfinancial assets. Level 3 inputs for real estate properties (owned or subject to capital leases) include cash flow projections used in estimating the fair value of the Company’s real estate properties. Cash flow projections were derived from studies of comparable market sublease rental rates for similar real estate properties, market ground lease rates, and vacancy and collection loss estimates. There were no changes in the valuation techniques or the related inputs during the periods presented
The following table sets forth by level, within the fair value hierarchy, certain assets and a financial liability at estimated fair value as of May 31, 2010 and August 31, 2009:

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
May 31, 2010
Marketable securities	$895,000	—	—	$895,000
August 31, 2009
Marketable securities	$2,226,600	—	—	$2,226,600
Liability for short sales of trading securities	(1,101,200)	—	—	(1,101,200)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates and projections and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in general and administrative costs, our success in selling properties listed for sale, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.
Overview
EACO Corporation was organized under the laws of the State of Florida in September l985. From the inception of the Company through June 2005, the Company’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, the Company sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying financial statements. Since June 2005, our operations have principally consisted of managing four rental properties held for investment in Florida and California. As a result of our March 2010 acquisition of Bisco Industries, Inc., we currently operate in two reportable segments: the Real Estate Rental Operations segment, which consists of managing the four rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco and is alternatively referred to in this report as the Bisco segment. Revenues derived from the Bisco segment represented approximately 99% of the total revenues for both the three and nine months ended March 31, 2010, and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future.
Reverse Stock Split
EACO effected a 1-for-25 reverse split of its outstanding common stock (the “Reverse Split”) on March 23, 2010. On such date, each outstanding share of EACO common stock automatically converted into four one-hundredth (0.04) of a share of common stock. Unless otherwise noted, the number of common shares and per share calculations in this report reflect the Reverse Split.
Acquisition of Bisco
On March 24, 2010, we completed the acquisition of Bisco, a distributor of electronic components and fasteners which are used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. Bisco also provides customized services and solutions for a wide range of production needs, including special packaging, bin stocking, kitting and assembly, bar coding, electronic requisitioning, and integrated supply programs, among others. The acquisition of Bisco (the “Acquisition”) was consummated pursuant to an Agreement and Plan of Merger dated December 22, 2009, pursuant to which a wholly-owned subsidiary of EACO was merged with and into Bisco with Bisco surviving the merger as a wholly-owned subsidiary of EACO.
Bisco has 37 sales offices and six distribution centers located throughout the United States and Canada. As “Bisco” or “Bisco Industries,” Bisco sells the full spectrum of products that it offers to all markets that it serves, and the substantial majority of Bisco’s revenues have historically been derived from this Bisco division, but Bisco has also established three additional divisions (National Precision, Fast-Cor and Component Power) that specialize in specific industries and product, each of which has its own direct sales force. While all divisions sell electronics components and fasteners, National Precision and Fast-Cor generally focus on sales to distributors, which generally carry lower margins. The Bisco division and the Component Power division largely sell to original equipment manufacturers (“OEMs”), while Fast-Cor generally focuses its sales on electronic circuits and parts.
In connection with the Acquisition, EACO issued an aggregate of 4,705,669 shares of its common stock (the “Merger Shares”) to the sole shareholder of Bisco in exchange for all of the outstanding capital stock of Bisco. Bisco’s sole shareholder was Glen F. Ceiley, EACO’s Chairman, CEO and majority stockholder. After the Acquisition and the issuance to him of the Merger Shares, Mr. Ceiley owns 98.9% of the outstanding common stock of EACO. Mr. Ceiley also owns 36,000 shares of the Series A Cumulative Convertible Preferred Stock of EACO. In addition, under a management agreement with EACO, Bisco handles the day to day operations of EACO and provides administration and accounting services through a steering committee. The steering committee consists of Mr. Ceiley and certain senior executives of Bisco.
Critical Accounting Policies
Use of Estimates
The preparation of the condensed financial statements of the Company requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the Company’s workers’ compensation liability, the depreciable lives of assets, allowance against accounts receivable, estimated loss on or impairment of long-lived assets and the valuation allowance against deferred tax assets. Actual results could differ from those estimates. For additional description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Transition Report on Form 10-K for the eight months ended August 31, 2009 as filed with the SEC on December 23, 2009.
Trade Accounts Receivable
Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances.
Inventories
Inventories consist of electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are net of a reserve for slow moving or obsolete items of $732,000 and $684,000 at May 31, 2010 and August 31, 2009, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.
Real Estate Properties
Real estate properties leased or held for leasing are stated at cost. Maintenance, repairs and betterments which do not enhance the value or increase the life of the assets are expensed as incurred. Depreciation is provided for financial reporting purposes principally on the straight-line method over the following estimated useful lives: buildings and improvements — 25 years, land improvements — 25 years and equipment – 3 to 8 years. Leasehold improvements are amortized over the remaining lease term or the life of the asset, whichever is less.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each operating property and related assets to future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair values.
Equipment and Leasehold Improvements
Equipment and leasehold improvements not used in conjunction with real estate properties are stated at cost net of accumulated amortization expense. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term, whichever is shorter.
Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in income.
Investments
Investments consist of marketable trading securities and securities sold, not yet purchased.
These securities are stated at fair value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by the average cost method and are recognized as incurred in the statement of operations. Net unrealized gains and losses are reported in the statement of operations and represent the change in the market value of investment holdings during the period. At May 31, 2010 and August 31, 2009, marketable securities consisted of equity securities (including stock options) of publicly held domestic companies.
A primary investment strategy used by the Company in 2010 and 2009 consisted of the short-selling of securities, which results in obligations to purchase securities at a later date. As of May 31, 2010 and August 31, 2009, the Company’s total obligation for securities sold and not yet purchased was $0 and $1,101,200, respectively. The Company recognized unrealized gains on securities sold, not yet purchased (“short sales”) of $1,101,200 and losses of $510,300 for the nine months ending May 31, 2010 and 2009, respectively. The Company recognized realized losses on short sales of $179,000 and $2,718,600 for the nine months ending May 31, 2010 and 2009, respectively. Restricted cash to collateralize the Company’s obligation for short sales totaled $0 and $1,101,200 at May 31, 2010 and August 31, 2009, respectively.
The Company recognized unrealized gains on trading securities not related to short sales of $305,300 and losses of $1,606,300 for the nine months ending May 31, 2010 and 2009, respectively. The Company recognized realized losses on trading securities not related to short sales of $3,299,600 and gains of $74,400 for the nine months ending May 31, 2010 and 2009, respectively.
The Company recognized unrealized gains on securities sold, not yet purchased (“short sales”) of $653,500 and losses of $545,200 for the three months ended May 31, 2010 and 2009, respectively. The Company recognized realized losses on short sales of $213,100 and gains of $227,000 for the three months ended May 31, 2010 and 2009, respectively.
The Company recognized unrealized losses on trading securities not related to short sales of $672,500 and $1,899,000 for the three months ending May 31, 2010 and 2009, respectively. The Company recognized realized losses on trading securities not related to short sales of $45,000 and gains of $3,000 for the three months ending May 31, 2010 and 2009, respectively.

Goodwill
Goodwill is tested at least annually for possible impairment. The Company determined that it has two reporting units, one of which related to the Company’s Canadian operations and is subject to impairment testing as all of the goodwill has been assigned to the latter reporting unit. The Company’s annual testing date for impairment of goodwill is August 31. The impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to its estimated fair value. As of August 31, 2009, management performed this assessment and determined there was no goodwill impairment. No impairment indicators have been noted during the nine months ended May 31, 2010.
Revenue Recognition
For the Company’s distribution operation, the Company’s shipping terms are FOB shipping point, accordingly management generally recognizes Company revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured.
For the Company’s real estate holdings, the Company leases its properties to tenants under operating leases with terms exceeding one year. Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease, in accordance with ASC 840-20-25.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns. Deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the amounts of assets and liabilities reported in the Company’s consolidated financial statements and their tax bases.
In estimating future tax consequences, all expected future events, other than enactments of changes in the tax laws or rates, are considered. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.
Freight and Shipping/Handling
The Company records freight billings as sales; such billings were approximately $814,700 and $756,600 during the nine months ended May 31, 2010 and 2009, respectively. Shipping and handling expenses are included in cost of sales, and were approximately $1,427,600 and $1,321,600 during the nine months ended May 31, 2010 and 2009, respectively.
Leases
Certain of the Company’s operating leases provide for minimum annual payments that adjust over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense.
Foreign Currency Translation and Transactions
Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the nine months ended May 31, 2010 and May 31, 2009, respectively. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the nine months ended May 31, 2010 and 2009 were $0.96 and $0.84 Canadian dollars per one U.S. dollar, respectively.
Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, line of credit, and accrued expenses approximate their fair value because of the short-term nature of these financial instruments.
During the nine months ended May 31, 2010 and the year ended August 31, 2009, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value (as contemplated by SFAS No. 157, Fair Value Measurements) on a nonrecurring basis.
Results of Operations
Comparison of the Three Months Ended May 31, 2010 and 2009
Net Sales and Gross Margin (in thousands)

	Three Months Ended May 31,		$	%
	2010	2009	Change	Change
Net sales	$24,354	$19,665	$4,689	23.8%
Cost of sales	17,750	13,714	4,036	29.4

Gross profit	$6,604	$5,951	$653
Gross margin	27.3%	30.2%		(2.9)%
Net sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to its customers. The increase in net sales in the three months ended May 31, 2010 (“Q3 2010”) was largely due to increased unit sales, resulting from an increase in manufacturing in the markets the Company operates, namely military and aerospace. Additionally, the Company has seen a significant increase in sales to manufacturers in Southeast Asia. The Company maintained the same number of sales offices in the United States and Canada in Q3 2010, as it did for the three months ended May 31, 2009 (“Q3 2009”). However, the Company did increase sales headcount by 5%, mainly through the hiring of temporary employees. The Company did experience some pressure on prices due to the slowdown in the economy on product which shipped during the third quarter. Conversely, in Q3 2009, much of the product the Company shipped was booked in the first two quarters of 2009, prior to the effects of the economic downturn, which occurred for the Company in March 2009. This resulted in higher margins for Q3 2009.
Rental income (in thousands)

	Three Months Ended May 31,		$	%
	2010	2009	Change	Change
Rental revenue	$291	$179	$112	62.6%
Cost of rental operations	476	422	54	12.8

Gross profit	$(185)	$(243)	$58
Gross margin	(63.6)%	(135.8)%		72.2%
Rental revenue in the Rental Real Estate Operations increased in Q3 2010 due to the leasing of the of the Deland property in March 2010. The Deland property had been vacant during Q3 2009. This increase resulted in a lower gross loss then in the previous quarter, although it was offset by a slight increase in the costs associated with maintaining the rental properties. Subsequent to quarter end, the Company leased the Orange Park Property. The Company now has all of its rental properties leased.

Selling, General and Administrative Expense (in thousands)

	Three Months Ended May 31,		$	%
	2010	2009	Change	Change
Selling, general and administrative expense	$5,486	$5,223	$263	5.0%
Percent of distribution sales	22.5%	26.7%		(4.2)%
Loss on disposition of equipment	—	141	(141)	(100)%
     Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for its sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, as well as sales and marketing costs for the Distribution Operations. SG&A expense in Q3 2010 increased from Q3 2009 largely due to increased bonuses and commissions payable to employees as a result of the increase in net sales and an increase in temporary help and salaries as the Company maintains adequate staffing to fulfill increased orders. As a percentage of distribution sales, SG&A decreased as the Company increased the efficiency of its current staff, resulting in a smaller increase in percentage of expense as compared to the percentage increase in sales.
In April 2009, the Company reached a settlement with the landlord of the Fowler Property. For a lump sum payment, the landlord agreed to release the Company from any past of future obligations under the lease. A loss of $141,000 was recognized with the removal of the capital asset’s carrying value.
Other Income (Expense), Net (in thousands)

	Three Months Ended May 31,		$	%
	2010	2009	Change	Change
Other income (expense):
Realized gain (loss) on sales of marketable trading securities	$(258)	$230	$(488)	(212.2)%
Gain on extinguishment of obligation under capital lease	—	949	(949)	(100.0)
Unrealized loss on marketable trading securities	(19)	(2,444)	2,425	99.2
Interest and other income	16	4	12	300
Interest expense (net)	(306)	(202)	(104)	21.4

Other income (expense), net	$(567)	$(1,463)	$(896)	(61.2)%
Other income (expense), net as a percent of sales	(2.3)%	(7.4)%		5.1%
Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to maximize return. During Q3 2009, the Company recognized $2,214,000 in net realized and unrealized losses, which losses were primarily due to the sharp decline in the public trading markets and adverse market conditions. The Company experienced declines of $277,000 during Q3 2010, due mainly to losses associated with short positions the Company was holding. The decrease in losses was due in part to the decreased capital available for investment.
Interest expense increased due mainly to an increase in the Company’s average balance on its letter of credit with Community Bank throughout the 3rd quarter of 2010 compared to the third quarter of 2009. Additionally, an interest offset received in previous periods through the Company’s Canadian operation diminished in the current quarter.
During Q3 2009, the Company reached a settlement with the landlord of the Fowler Property, whereas the Company agreed to pay the landlord a lump sum of $500,000. This amount released the Company from any past and future obligations related to the capital lease. The settlement resulted in a gain on the extinguishment of the capital lease obligation of approximately $949,000.
Discontinued operations:
In May 2009, the Company settled a lawsuit with one of its third party administrators that the Company had sued regarding a claim on its self insured worker’s compensation program. The settlement amount is included in discontinued operations. No such items occurred in Q3 2010.

Income Tax Provision (in thousands)

	Three Months Ended
	May 31,		$	%
	2010	2009	Change	Change
Income tax provision (benefit)	$51	$345	$(1,361)	(394.4)%
Percent of net sales	.2%	1.7%		(5.8)%
The provision for income taxes decreased by $0.3 million in the three month period ended May 31, 2010 over the prior period, which resulted from higher pre-tax income and a decrease in the valuation allowance for capital losses incurred during the period. The effective tax rates for the nine months ended May 31 2010 and 2009 were 11.9% and -29.6%, respectively.
Comparison of the Nine Months Ended May 31, 2010 and 2009
Net Sales and Gross Margin (in thousands)

	Nine Months Ended May 31,		$	%
	2010	2009	Change	Change
Net sales	$65,788	$63,755	$2,033	3.3%
Cost of sales	47,854	46,227	1,627	3.5

Gross profit	$17,934	$17,528	$406
Gross margin	27.2%	27.4%		(0.2)%
Net sales related to the Distribution Operations segment consists primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to its customers. The increase in net sales in the nine months ended May 31, 2010 was largely due to increased unit sales in Q3 2010 versus Q3 2009. In 2009, the Company did not experience the negative effects of the economic downturn until the beginning of the third quarter. Prior to that, the Company maintained its item output and was increasing margins on incoming orders. In March 2009, the Company experienced an approximate 20% decrease in bookings and, subsequently, a marked decrease in shipments. The Company began to see a turnaround in bookings in the second quarter of 2010, many of which were shipped in the quarter ended May 31, 2010. This combination resulted in a smaller nine month increase then is seen in the increase in the Company’s sales between the quarters ended May 31, 2010 and 2009.
Rental income (in thousands)

	Nine Months Ended May 31,		$	%
	2010	2009	Change	Change
Rental revenue	$778	$676	$102	11.0%
Cost of rental operations	1,334	1,490	(156)	(10.4)

Profit	$(556)	$(814)	$(258)
Margin	(71.5)%	(120.4)%		(0.6)%
Rental revenue in the Rental Real Estate Operations increased in the nine months ended May 31, 2010 due to the leasing of the of the Deland Property in March 2010. The Deland property had been vacant through our calendar year 2009. The decrease in the cost of rental operations is due mainly to a decrease in rent expense that occurred with the settlements and subsequent release from the Deland Property and Fowler Property capital lease obligations. In December 2008, the Company was required to recognize an increase in its worker’s compensation reserves, which did not occur in the nine months ended May 31, 2010.
Selling, General and Administrative Expense (in thousands)

	Nine Months Ended May 31,		$	%
	2010	2009	Change	Change
Selling, general and administrative expense	$15,819	$15,655	$164	1.0%
Percent of distribution sales	23.7%	24.2%		(0.5)%
Loss on impairment of assets	—	2,058	(2,058)	(100)%
Gain on sublease contract termination	—	(827)	827	100%
Loss on disposition of equipment	—	146	(146)	(100)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for its sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, as well as sales and marketing costs for the Distribution Operations. SG&A expense in the nine months ended May 31, 2010 increased from the same period last year largely due to increased bonuses and commissions payable to employees as a result of the increase in net sales and an increase in temporary help and salaries as the Company maintains adequate staffing to fulfill increased orders.
In December 2008, the Company recognized an impairment against three of its rental properties; the Deland Property, the Fowler Property and the Brooksville Property. The impairment was due to the depressed market conditions in the commercial real estate market. No triggering events occurred in 2010, thus no further impairment is deemed necessary.
During the nine months ending May 31, 2009, the Company evicted two of its tenants due to the tenants failure to perform under the requirements of the lease. Those tenants were in the Deland Property and Fowler Property. At the time, both of those properties were leased by the Company and subleased to those two tenants. The loss on contract related to the difference between the Company’s rental expense and the sublease rental income being received on those properties. With the eviction of those two tenants, the loss associated with the remaining sublease rental payments was eliminated.
In April 2009, the Company reached a settlement with the landlord of the Fowler Property. For a lump sum payment, the landlord agreed to release the Company from any past or future obligations under the lease. A loss of $141,000 was recognized with the removal of the capital lease asset’s carrying value.
Other Income (Expense), Net (in thousands)

	Nine Months Ended May 31,		$	%
	2010	2009	Change	Change
Other income (expense):
Realized gain (loss) on sales of marketable trading securities	$(3,478)	$(2,644)	$(834)	(31.5)%
Gain on extinguishment of obligation under capital lease	—	949	(949)	(100.0)
Unrealized gain (loss) on marketable trading securities	1,407	(2,117)	3,524	166.4
Interest and other income	22	12	10	83.3
Interest expense (net)	(874)	(851)	(23)	(2.7)

Other income (expense), net	$(2,923)	$(4,651)	$(1,728)	(37.1)%
Other income (expense), net as a percent of sales	(4.3)%	(7.2)%		(2.9)%
Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to maximize return. During the nine months ended May 31, 2010, the Company recognized $2,072,000 in net realized and unrealized losses, which losses were primarily due to the sharp decline in the public trading markets and adverse market conditions. During the nine months ended May 31, 2009, the Company recognized $4,761,000 in net realized and unrealized losses, which losses were primarily due the Company being in a short position while the public trading markets were increasing.
In April 2009, the Company reached a settlement with the landlord of the Fowler Property, whereas the Company agreed to pay the landlord a lump sum of $500,000. This amount released the Company from any past and future obligations related to the capital lease. The settlement resulted in a gain on the extinguishment of the capital lease obligation of approximately $949,000.
Discontinued Operations:
In May 2009, the Company settled a lawsuit with one of its third party administrators that the Company had sued regarding a claim on its self insured worker’s compensation program. The settlement amount is included in discontinued operations. No such items occurred in the nine months ended May 31, 2010.

Income Tax Provision (in thousands)

	Nine Months Ended
	May 31,		$	%
	2010	2009	Change	Change
Income tax provision	$304	$(474)	$(778)	(164.1)%
Percent of net sales	0.4%	(0.7)%		1.1%
The provision for income taxes increased by $0.8 million in the nine month period ended May 31, 2010 over the prior year, which resulted from a lower pre-tax loss and an increase in the valuation allowance for capital losses incurred during the period. The effective tax rates for the nine months ended May 31 2010 and 2009 were -22.3% and 9.2%, respectively.
Liquidity and Capital Resources
The Company’s Distribution Operations segment has historically funded its operations from cash generated from its operations and/or by trading in marketable domestic equity securities. In April 2008, the Company entered into a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (.43% and .27% for the 60 day LIBOR at May 31, 2010 and August 31, 2009, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at May 31, 2010 and August 31, 2009, respectively). Borrowings are secured by substantially all assets of the Company’s Distribution Operations segment and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement expires in October 2010. The amount outstanding under this line of credit as of May 31, 2010 and August 31, 2009 was $9,100,400 and $8,467,400, respectively. Availability under the line of credit was $899,600 and $1,532,600 at May 31, 2010 and August 31, 2009, respectively.
The Company’s Rental Real Estate Operations segment are funded by rents received from the tenants of its five rental properties. Any cash requirements in excess of the rental income required by the Rental Real Estate Operations segment have historically been funded by the Distribution Operations segment. These borrowings and related interest have been eliminated in the accompanying condensed consolidated financial statements.
Cash Flows from Operating Activities
The Company’s principal uses of cash during fiscal 2009 included (i) losses realized on trading securities; and (ii) the payment of the Company’s operating expenses.
During the nine months ended May 31, 2010, the Company used $1,148,000 in cash for its operations. This was due mainly to the repurchase of liabilities held for short sale and investment losses that occurred during the period. The increase in the Company’s receivables was countered by an equivalent increase in the Company’s payables resulting in a minimal effect on operating cash flow.
During the nine months ended May 31, 2009, the Company used $1,146,000 of cash in operations. This was due mainly to the paydown of payables and accrued liabilities of $3.1 million and an increase in inventory of $691,000. This was offset by net collections of receivables of $1.5 million.
Cash Flows from Investing Activities
Cash flow provided by investing activities was $1,343,000 for the nine months ended May 31, 2010. This was due to the release of restricted cash related to a) the liabilities for short sales and b) a reduction in the collateral requirement regarding the Company’s self insured worker’s compensation program by Florida SIGA. During the nine months ended May 31, 2010, the Company used $628,000 in investing activities, primarily due to the increased requirement on restricted cash caused by a related increase in liabilities for short sales.

Cash Flows from Financing Activities
Cash used in financing activities for the nine months ended May 31, 2010 was $1,103,000 as compared with cash provided from financing activities of $1,919,000 for the nine months ended May 31, 2009. The increase in cash used was primarily caused the by the settlement of the Company’s capital lease obligation at the beginning of the nine months ended May 31, 2010.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.
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
Item 4(T). Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report in alerting management to material information regarding the Company’s financial statements and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner. This evaluation is based, in part, on similar findings as discussed in detail in Item 9A(T) in the Company’s Transition Report on Form 10-K for the eight months ended August 31, 2009.
Changes in internal control over financial reporting. There have been no changes in internal control over financial reporting in the three months ended May 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows

Item 1A. Risk Factors
Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC, including our Transition Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. If any of the risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price for shares of our common stock may decline, and you could lose all or part of your investment.
We are not in compliance with one of our loan covenants that has or may have triggered cross defaults of two other loan agreements and gives our creditors the right to foreclose on our income producing real property; any such foreclosure would have a material adverse impact on our business and results of operations.
We are currently in violation of a debt covenant with Zion’s Bank that has or may have triggered cross defaults under the loan documents with two of our other creditors, GE Capital and Community Bank. As of May 31, 2010, the total amount owed to these three creditors was approximately $7.4 million, and such loans were secured by certain of our real properties. Although none of these creditors have accelerated their loans, we have not obtained waivers from these creditors. As a result, such creditors may seek to enforce their remedies under their loan agreements, which could include, among other things, acceleration of the scheduled maturity dates (which range from the year 2016 to 2033) of such indebtedness and/or foreclosure on our real estate, either of which would result in the loss or significant decline in our revenues and assets.

Changes and uncertainties in the economy have harmed and could continue to harm our operating results.
As a result of the recent economic downturn and continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Purchases of our products by our customers is affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, the significant weakening of economic conditions on a global scale has caused some of our customers to experience a slowdown that has adversely impacted our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.
If we fail to develop and maintain an effective system of internal controls over financial reporting or are not able to adequately address certain identified material weaknesses in our system of internal controls or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.
We have from time to time had material weaknesses in our internal controls over financial reporting due to a lack of process related to the preparation of our financial statements and the lack of segregation of duties / a lack of sufficient control in the area of financial reporting oversight and review and the lack of appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. If we fail to adequately address these material weaknesses or experience additional material weaknesses in the future, we may not be able to improve our system of internal control over financial reporting to comply with the reporting requirements applicable to public companies in the United States. Furthermore, because we have not completed the testing of the operation of our internal controls, it is possible that we or our auditors will identify additional material weaknesses and/or significant deficiencies in the future in our system of internal control over financial reporting. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly (in accordance with accounting principles generally accepted in the United States of America) our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

We have recently incurred significant losses from trading in securities, and we may continue to incur such losses in the future, which may also cause us to be in violation of covenants under our line of credit agreement.
Bisco has historically funded its operations from cash generated from its operations and/or by trading in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead to significant losses based on market conditions and trends. During the fiscal year ended August 31, 2009 and for the nine months ended May 31, 2010, Bisco realized $6,234,000 and $4,761,000, respectively, in losses in its brokerage accounts used for its investments. We may continue to incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.
In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Community Bank. As of May 31, 2010 and August 31, 2009, Bisco had outstanding $9,100,400 and $8,467,400, respectively, under its revolving credit agreement, which loan is secured by substantially all of Bisco’s assets and is guaranteed by Mr. Ceiley, our Chairman and CEO. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate the covenant in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.
We rely heavily on our internal information systems, which, if not properly functioning, could materially and adversely affect our business.
Our information systems have been in place for many years, and are subject to system failures as well problems caused by human error, which could have a material adverse effect on our business. Many of our systems consist of a number of legacy or internally developed applications, which can be more difficult to upgrade to commercially available software. It may be time consuming for us to retrieve data that is necessary for management to evaluate our systems of control and information flow. In the future, management may decide to convert our information systems to a single enterprise solution. Such a conversion, while it would enhance the accessibility and reliability of our data, could be costly and would not be without risk of data loss, delay or business interruption. Maintaining and operating these systems requires continuous investments. Failure of any of these internal information systems or material difficulties in upgrading these information systems could have material adverse effects on our business and our timely compliance with our reporting obligations.
We may not be able to attract and retain key personnel.
Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Glen Ceiley, our Chairman of the Board and Chief Executive Officer, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business.
We do not have long-term supply agreements or guaranteed price or delivery arrangements with the majority of our suppliers.
In most cases, we have no guaranteed price or delivery arrangements with our suppliers. Consequently we may experience inventory shortages on certain products. Furthermore, our industry occasionally experiences significant product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply products as needed. We cannot assure you that suppliers will maintain an adequate supply of products to fulfill our orders on a timely basis, or at all, or that we will be able to obtain particular products on favorable terms or at all. Additionally, we cannot assure you that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales and negatively affect our operating results.

Our supply agreements are generally terminable at the suppliers’ discretion.
Substantially all of the agreements we have with our suppliers, including our authorized distributor agreements, are terminable with little or no notice and without any penalty. Suppliers that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other distributors or channels. Any termination, interruption or adverse modification of our relationship with a key supplier or a significant number of other suppliers would likely adversely affect our operating income, cash flow and future prospects.
The competitive pressures we face could have a material adverse effect on our business.
The market for our products and services is very competitive. we compete for customers with other distributors, as well as with many of our suppliers. A failure to maintain and enhance our competitive position could adversely affect our business and prospects. Furthermore, our efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability. Some of our competitors may have greater financial, personnel, capacity and other resources or a more extensive customer base than we do.
Our estimate of the potential for opening offices in new geographic areas could be incorrect.
One of our primary growth strategies for our Distribution Operations segment is to grow our business through the introduction of sales offices into new geographic markets. Based on our analysis of demographics in the United States, Canada and Mexico, we currently estimate there is potential market opportunity in North America to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity. In addition, a particular local market’s ability to support a sales office may change because of a change due to competition, or local economic conditions.
We may be unable to meet our goals regarding new office openings.
Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new sales offices. Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office. Given the current economic slowdown, we may not be able to open or grow new offices at our projected rates. Failure to do so could negatively impact our long-term growth.
Opening sales offices in new markets presents increased risks that may prevent us from being profitable in these new locations, and/or may adversely affect our operating results.
Our new sales offices do not typically achieve operating results comparable to our existing offices until after several years of operation. The added expenses relating to payroll, occupancy, and transportation costs can impact our ability to leverage earnings. In addition, offices in new geographic areas face additional challenges to achieving profitability. In new markets, we have less familiarity with local customer preferences and customers in these markets are less familiar with our name and capabilities. Entry into new markets may also bring us into competition with new, unfamiliar competitors. These challenges associated with opening new offices in new markets may have an adverse effect on our business and operating results.
We may not be able to identify new products and products lines, or obtain new product on favorable terms and prices.
Our success depends in part on our ability to develop product expertise and identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete.
Our ability to successfully attract and retain qualified sales personnel is uncertain.
Our success depends in large part on our ability to attract, motivate, and retain a sufficient number of qualified sales employees, who understand and appreciate our strategy and culture and are able to adequately represent us to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new offices. Any such delays, material increases in existing employee turnover rates, or increases in labor costs, could have a material adverse effect on our business, financial condition or operating results.
We generally do not have long-term sales contracts with our customers.
Most of our sales are made on a purchase order basis, rather than through long-term sales contracts. A variety of conditions, both specific to each customer and generally affecting each customer’s industry, may cause customers to reduce, cancel or delay orders that were either previously made or anticipated, go bankrupt or fail, or default on their payments. Significant or numerous cancellations, reductions, delays in orders by customers, losses of customers, and/or customer defaults on payment could materially adversely affect our business.
Increases in energy costs and the cost of raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which would result in lower operating margins.
Costs of raw materials used in our products and energy costs have been rising during the last several years, which has resulted in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The shipping costs for our distribution operation have risen as well. While we typically try to pass increased supplier prices and shipping costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins.
We may fail to realize some or all of the anticipated benefits of the merger with Bisco, which may adversely affect the value of our common stock.
The success of the recent merger transaction with Bisco, pursuant to which Bisco became our wholly-owned subsidiary, will depend, in part, on our ability to successfully integrate the two companies and realize the anticipated benefits from consolidation. Although Bisco has been handling the day-to-day operation of EACO for the past several years, Bisco and EACO have operated independently. It is possible that the actual consolidation of the two companies will be disruptive to the operations of either or both companies, or result in additional and unforeseen expenses and have an adverse effect on our combined business and results of operations, which may affect the value of the shares of our common stock. In addition, any unforeseen restriction or delay on our ability to use, after the merger, the net operating loss carryforwards of EACO would prevent us from fully realizing the anticipated tax benefits from consolidation within the anticipated time frame and harm our financial results.
The Company’s Chairman and CEO holds almost all of our voting stock and the influence of our other public stockholders over the election of directors and significant corporate actions will be significantly limited.
Glen Ceiley, our Chairman and CEO, owns approximately 99% of our outstanding voting stock. Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.
Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.
There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of July 20, 2010, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 55,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.
Inclement weather and other disruptions to the transportation network could impact our distribution system.
Our ability to provide efficient shipment of products to our customers is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely impact demand for our products in particularly hard hit regions.
Our advertising and marketing efforts may be costly and may not achieve desired results.
We incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations.
We may not have adequate or cost-effective liquidity or capital resources.
Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to satisfy our cash needs through external financing. However, external financing may not be available on acceptable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The required Item 701 information was previously included in a Current Report on Form 8-K filed with the SEC on March 29, 2010.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
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

EACO CORPORATION (Registrant)
Date: July 20, 2010	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

/s/ Michael Bains
Michael Bains
Controller and Assistant Secretary (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 29, 1985, Registration No. 33-1887, is incorporated herein by reference.)

3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1 Registration No. 33-1887, is incorporated herein by reference.)

3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)

3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s Form 8-K filed with the SEC September 8, 2004, is incorporated herein by reference.)

3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.