Form 10-K
period 2010-08-31
EACO CORP
filed 2010-12-14
CIK 784539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the average bid and asked price of the common stock on that date) held by non-affiliates of the registrant was approximately $44,657.

As of December 1, 2010, 4,862,079 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements. Forward-looking statements broadly involve our current expectations, estimates and forecasts of future events and results. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits, capital needs, and potential transactions with affiliates. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially including among other things,the following: failure of facts to conform to management estimates and assumptions; economic conditions, including the recent economic downturn and continuing economic uncertainties; our ability to develop and maintain an effective system of internal controls over financial reporting; potential losses from trading in securities; our ability to retain key personnel and relationships with suppliers; the willingness of GE Capital, Community Bank or other lenders to extend financing commitments and the availability of capital resources; repairs or similar expenditures required for existing properties due to weather or acts of God; the Company’s success in selling properties listed for sale; and other risks identified from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements. It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated. As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

No forward-looking statements can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any statement it makes except as required by law, but investors are advised to consult any further disclosures by the Company in its filings with the SEC, especially on Forms 10-K, 10-Q and 8-K, in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results.

PART I

Item 1.	Business

Organization and Merger with Bisco Industries, Inc.

EACO Corporation ( “EACO,” ) was organized under the laws of the State of Florida in September 1985. From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005. The only remaining activity of the restaurant operations relates to the workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets. Prior to the acquisition of Bisco (described below), EACO’s operations principally consisted of managing four real estate properties held for leasing in Florida and California.

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

During 2009, EACO engaged financial advisors to evaluate alternative strategies to increase shareholder value, including a merger with Bisco Industries, Inc. (“Bisco”), an affiliated entity wholly-owned by EACO’s majority stockholder and Chief Executive Officer, Glen F. Ceiley, (“CEO”). Bisco is a distributor of electronic components and fasteners with 37 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

On March 24, 2010, EACO completed the acquisition of Bisco, a company under the common control of EACO’s majority shareholder (Glen Ceiley). The acquisition of Bisco (the “Acquisition”) was consummated pursuant to an Agreement and Plan of Merger dated December 22, 2009 by and among EACO, Bisco Acquisition Corp., Bisco and Glen F. Ceiley (the “Agreement”). Pursuant to the Agreement, Bisco Acquisition Corp., a wholly-owned subsidiary of EACO, was merged with and into Bisco. Bisco was the surviving corporation in the merger and became a wholly-owned subsidiary of EACO. The transaction was accounted for as a combination of companies under common control using the historical balances of Bisco. (See Basis of Presentation in Note 1 to the accompanying financial statements)

In connection with the Acquisition, EACO issued an aggregate of 4,705,669 shares of its common stock (the “Merger Shares”) to the sole shareholder of Bisco in exchange for all of the outstanding capital stock of Bisco. 36,000 shares of the Merger Shares are being held in escrow by EACO for twelve months as security for the indemnification obligations of the former Bisco shareholder to EACO as set forth in the Agreement.

Bisco’s sole shareholder was Glen F. Ceiley. Immediately after the Acquisition and the issuance to him of the Merger Shares, Mr. Ceiley owned 98.9% of the outstanding common stock of EACO. Mr. Ceiley also owns 36,000 shares of the Series A Cumulative Convertible Preferred Stock of EACO. In addition, under a management agreement with EACO, Bisco handles the day to day operations of EACO and provides administration and accounting services through a steering committee. The steering committee consists of Mr. Ceiley and certain senior executives of Bisco.

EACO, Bisco and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited are hereinafter collectively referred to herein as the “Company”, “we”, “us” and “our”.

Change in Fiscal Year

On September 29, 2009, the Board of Directors approved a change in EACO’s fiscal year end to August 31. Prior to that, the fiscal year was the fifty-two or fifty-three week period ending on the Wednesday nearest to December 31. EACO reported the decision to change its fiscal year end to August 31 in a Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2009 and filed its transition report on Form 10-K for the eight month transition period ended August 31, 2009.

Operations

EACO Corporation (Real Estate Rental Operations)

Through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO completed the asset sale and sold all of its operating restaurants to Banner Buffets LLC (“Banner”), including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005. The contingencies related to the restaurant operations are presented as discontinued operations in the financial statements included elsewhere herein. Banner declared bankruptcy in September 2007 and this resulted in certain leased properties reverting back to EACO. Prior to its acquisition of Bisco (described below), EACO’s operations principally consisted of managing real estate properties it owns and leases in Florida and California.

At August 31, 2009, EACO owned two restaurant properties, one located in Orange Park, Florida (the “Orange Park Property”) and one in Brooksville, Florida (the “Brooksville Property”). The Orange Park Property was vacant at August 31, 2009, while the Brooksville Property was leased to a tenant under a lease which commenced on January 9, 2008. EACO was obligated under a lease of a restaurant located in Deland, Florida (the “Deland Property”). The Deland Property was vacant on August 31, 2009. During the fiscal year ended August 31, 2010 (“fiscal 2010”), EACO purchase of the Deland Property from the landlord for $2,123,000, which consisted of the payment of a $200,000 deposit in July 2009 and a payment of $1,923,000 at the closing of the purchase on September 30, 2009. In addition, EACO owns an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”) with two industrial tenants.

EACO operates in a single segment: Real Estate Rental Operations. During the year ended August 31, 2010, the Company had three tenants that accounted for 100% of the Company’s rental revenue. The tenants and their related percentage contribution to revenue are summarized below:

Percentage
of
Tenant	Revenue

NES Rentals/Hertz	47%
Boeing Corporation	26%
International Buffet	18%
Hibachi Grill	6%
Orange Buffet	3%

See the section titled “Liquidity and Capital Resources” in Part II, Item 7 of this report for more information about the Company’s current condition.

Bisco Industries, Inc. (Distribution Operations)

Overview

Bisco is a premier distributor of electronic components and fasteners. Through its 37 sales offices and six distribution centers located throughout the United States and Canada, Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Bisco commenced operations in Illinois in 1973 and was incorporated in 1974. Bisco moved its corporate headquarters in 1981 to California and its principal executive offices are now located at 1500 N. Lakeview Avenue, Anaheim, California 92807. Bisco’s website address is www.biscoind.com. The inclusion of Bisco’s website address in this annual report does not include or incorporate by reference into this annual report any information on or accessible through the website.

Products and Services

Bisco currently stocks over 87,000 items from more than 260 manufacturers, and is an authorized distributor for over 120 of these manufacturers. Bisco’s products include electronic components such as spacers and standoffs, card guides and ejectors, component holders and fuses, circuit board connectors, and cable components, as well as a large variety of fasteners and hardware. The breadth of Bisco’s products and extensive inventory provide a one-stop shopping experience for many customers.

Bisco also provides customized services and solutions for a wide range of production needs, including special packaging, bin stocking, kitting and assembly, bar coding, electronic requisitioning, and integrated supply programs, among others. Bisco works with its customers to design and develop systems to meet their specific needs.

Divisions

As “Bisco Industries,” Bisco sells the full spectrum of products that it offers to all markets that Bisco serves, but primarily sells to OEMs. While historically, the substantial majority of Bisco’s revenues have been derived from the Bisco division, Bisco has also established three additional divisions that specialize in specific industries and products. Bisco believes that the focus by industry and/or product enhances Bisco’s ability to provide superior service and devise tailored solutions for its customers.

National-Precision

The National-Precision division primarily sells electronic hardware and commercial fasteners to OEMs in the aerospace, fabrication and industrial equipment industries. National-Precision seeks to be the leading global distributor of mil-spec and commercial fasteners, hardware and distribution services used in production. Since January 1, 2008, Bisco has opened five additional National-Precision offices and plans to open additional offices in the future

Fast-Cor

The Fast-Cor division was established to be a distributor’s source for a broad range of components and fasteners. Fast-Cor has access to the entire inventory of products that Bisco offers but primarily focuses on selling to other distributors, not manufacturers.

Component Power

The Component Power division specializes in electronic active and passive components and sells primarily to customers in the instrumentation, computer, communication, aerospace and industrial equipment industries.

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2010, Bisco had more than 9,500 active customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the year ended August 31, 2010.

Bisco generally sells its products through its sales representatives located in Bisco’s 37 sales offices located in the United States and Canada. Customers can also place orders through Bisco’s website. Bisco currently maintains six distribution centers located in Anaheim and San Jose, California, Dallas, Texas, Chicago, Illinois, Boston, Massachusetts and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s salespersons with online, real-time data with respect to inventory levels throughout Bisco and facilitates control of purchasing, shipping, and billing. Bisco generally ships products to customers from one of its six distribution centers, based on the geographic proximity and the availability of the ordered products.

Bisco sells its products primarily in the United States and Canada. Bisco’s international sales represented 6% of its distribution sales for each of the fiscal year ended August 31, 2010, eight months ended August 31, 2009 and year ended December 31, 2008, respectively. Sales to customers in Canada accounted for approximately 80% of such international sales in each of those years.

Suppliers

As of August 31, 2010, Bisco offered the products of over 260 manufacturers and is an authorized distributor for over 120 manufacturers. The authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does provide kitting and packaging services for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s revenues in fiscal 2010.

Employees

As of August 31, 2010, the Company had 329 full-time employees, of which 226 were in sales and marketing and 103 were in management, administration and finance.

Working Capital Requirements

The Company’s Distribution Operations has historically funded its operations from cash generated from its operations and/or by trading in marketable domestic equity securities. In April 2008, the Company entered into a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (.43% and .27% for the 60 day LIBOR at August 31, 2010 and 2009, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at August 31, 2010 and 2009, respectively). Borrowings are secured by substantially all assets of the Company’s Distribution Operations and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement expired in October 2010, but has been extended to December 31, 2010. The amount outstanding under this line of credit as of August 31, 2010 and 2009 was $8,900,400 and $8,467,400, respectively. Availability under the line of credit was $1,099,600 and $1,532,600 at August 31, 2010 and 2009, respectively.

The Company’s Real Estate Rental Operations have historically been funded by rents received from the tenants of its five rental properties. Any cash requirements in excess of the rental income required by the Real Estate Rental Operations have historically been funded by the Distribution Operations. These borrowings and related interest have been eliminated in the accompanying consolidated financial statements.

As discussed above, the Company’s line of credit with the bank was extended to December 2010. Whereas management expects to extend its line of credit agreement and is in negotiations with the lender, there cannot be any assurance that such extension will occur or that such terms will be favorable. The line of credit provides liquidity and is used to fund operations in the normal course of business. The accompanying consolidated financial statements do not reflect the effects of this uncertainty.

Long-Term Debt

In April 2008, the Company financed the Brooksville Property with Zion’s Bank. The Company borrowed $1,216,400. Proceeds were received in cash. The loan agreement with Zion’s Bank requires the Company to comply with certain financial covenants and ratios measured annually beginning with the year ended

December 31, 2008. As of August 31, 2009, the Company was not in compliance with one covenant regarding the Company borrowings. Zion’s Bank did not grant the Company a waiver regarding that default. As such, although Zion’s Bank did not accelerate payment of the loan, the full amount due under the mortgage is reported as a current liability in the accompanying August 31, 2009 balance sheet. Zion’s Bank has indicated they will not take any action regarding the breach; however, they reserve any and all rights they have under the mortgage with respect to the breach. As of August 31, 2010, the Company was in compliance with the covenants of the Zion’s Bank loan. The loan amount has been properly classified between current and noncurrent as of August 31, 2010.

Violation of the Zion Bank covenant triggered a cross default provision with the GE Capital and Community Bank loans and as a result because the Company did not obtain waivers from creditors such loans have been classified as current liabilities as of August 31, 2009. The Company was in compliance as of August 31, 2010.

In October 2002, the Company entered into a loan agreement with GE Capital for one restaurant property still owned by the Company. As of August 31, 2009, the outstanding balance due under the Company’s loan with GE Capital was $699,100. The Company was not in compliance as of August 31, 2009, due to the cross default provision described above. The Company was in compliance as of August 31, 2010.

Item 1A.	Risk Factors

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. If any of the risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price for shares of our common stock may decline, and you could lose all or part of your investment.

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

Bisco has historically funded its operations from cash generated from its operations and/or by trading in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead to significant losses based on market conditions and trends. During the year ended August 31, 2010, Bisco realized losses of $3,481,000 in its brokerage accounts used for its investments. We may continue to incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Community Bank. As of August 31, 2010, Bisco had outstanding $8,900,400 under its revolving credit agreement, which loan is secured by substantially all of Bisco’s assets and is guaranteed by Mr. Ceiley, our Chairman and CEO. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate the covenant in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations. As of August 31, 2010, Bisco was in compliance with these covenants.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of December 1, 2010, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 48,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We have 37 sales offices and six distribution centers located throughout the United States and in Canada. Our corporate headquarters and one of our primary distribution centers are located in Anaheim, California in approximately 40,000 square feet of office and warehouse space. We lease all of our properties, consisting of office and warehouse space, under leases generally having a term of three years. For additional information regarding our obligations under property leases, see Note 11 of the Notes to Consolidated and Combined Financial Statements, included in Part IV, Item 15 of this report.

We also own and operate the following properties in connection with our Real Estate Rental Operations:

Locations	Description

Deland, FL	Restaurant land and building. Leased to third party restaurant operator.
(1) Orange Park, FL	Restaurant land and building. Leased to third party restaurant operator.
(2) Sylmar, CA	Two properties leased to industrial tenants.
(3) Brooksville, FL	Restaurant land and building. Leased to a restaurant operator.

(1)	Property subject to mortgage securing promissory note issued to GE Capital.

(2)	Property subject to mortgage securing promissory note issued to Community Bank.

(3)	Property subject to mortgage securing promissory note issued to Zion’s Bank.

Item 3.	Legal Proceedings

From time to time, the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “EACO”; however, there is no established public trading market for the Company’s common stock. As of December 1, 2010, there were 133 shareholders of record, not including individuals holding shares in street names. The closing sale price for the Company’s stock on December 1, 2010 was $2.38.

The quarterly high and low bid information of the Company’s common stock as quoted on the OTCBB are set forth below. These quoted prices represent inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions:

	High	Low

Year Ended December 31, 2008
January 1 — March 31, 2008	$0.42	$0.12
April 1 — June 30, 2008	0.26	0.12
July 1 — August 31, 2008	0.22	0.15
September 1 — December 31, 2008	0.15	0.06

Eight Months Ended August 31, 2009
January 1 — March 31, 2009	0.14	0.07
April 1 — June 30, 2009	0.14	0.06
July 1 — August 31, 2009	0.10	0.06

Year Ended August 31, 2010
September 1 — November 30, 2009	0.10	0.06
December 1, 2009 — February 28, 2010	0.28	0.06
March 1 — May 31, 2010*	3.00	0.06
June 1 — August 31, 2010*	3.20	1.95

*	Reflects 1 for 25 reverse stock split on March 23, 2010.

As of August 31, 2010, the Company had no options outstanding under any equity compensation plans. The Company did not grant or issue any unregistered shares during the year ended August 31, 2010. The Company did not repurchase any of its own common stock during the year ended August 31, 2010.

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

Overview

EACO was organized under the laws of the State of Florida in September l985. From the inception of the Company through June 2005, the Company’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, the Company sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying financial statements. Since June 2005, our operations have principally consisted of managing four real estate properties held for leasing in Florida and California. As a result of our March 2010 acquisition of Bisco, the Company currently operates in two reportable segments: the Real Estate Rental Operations segment, which consists of managing the four rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco and is alternatively referred to in this report as the Bisco segment. Revenues derived from the Bisco segment represented approximately 99% of the total revenues for the year ended August 31, 2010 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future. The Distribution Operations segment includes the operations of Bisco.

The accompanying consolidated financial statements include the financial position and results of operations of Bisco for all periods presented. As a result of Mr. Ceiley having majority voting control over both entities during all periods presented, the consolidated financial statements were prepared in accordance with Accounting Standards Codification (“ASC”) 805-50, Transactions Between Entities Under Common Control, which specifies that in a combination of entities under common control, the entity that receives the assets or the equity interests shall initially recognize the assets and liabilities transferred at their historical carrying amounts at the date of transfer (“as-if pooling-of-interests” accounting). The financial statements of the receiving entity shall also report the results of operations for the period, the financial position and other financial information as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative historical information for periods during which the entities were under common control.

Reverse Stock Split

EACO effected a 1-for-25 reverse split of its outstanding common stock (the “Reverse Split”) on March 23, 2010. On such date, each outstanding share of EACO common stock automatically converted into four one-hundredth (0.04) of a share of common stock. Unless otherwise noted, the number of common shares and per share calculations in this report have been retrospectively adjusted to reflect the Reverse Split.

Acquisition of Bisco

On March 24, 2010, we completed the acquisition of Bisco, a distributor of electronic components and fasteners that are used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. Bisco also provides customized services and solutions for a wide range of production needs, including special packaging, bin stocking, kitting and assembly, bar coding, electronic requisitioning, and integrated supply programs, among others. The acquisition of Bisco (the “Acquisition”) was consummated pursuant to an Agreement and Plan of Merger dated December 22, 2009, pursuant to which a wholly-owned subsidiary of EACO was merged with and into Bisco with Bisco surviving the merger as a wholly-owned subsidiary of EACO.

Bisco has 37 sales offices and six distribution centers located throughout the United States and Canada. As “Bisco” or “Bisco Industries,” Bisco sells the full spectrum of products that it offers to all markets that it serves, and the substantial majority of Bisco’s revenues have historically been derived from this Bisco division, but Bisco has also established three additional divisions (National Precision, Fast-Cor and Component Power) that specialize in specific industries and products, each of which has its own direct sales force. While all divisions sell electronics components and fasteners, National Precision and Fast-Cor generally focus on sales to distributors, which typically carry lower margins. The Bisco division and the Component Power division largely sell to original equipment manufacturers (“OEMs”), while Fast-Cor generally focuses its sales on electronic circuits and parts.

In connection with the Acquisition, EACO issued an aggregate of 4,705,669 shares of its common stock (the “Merger Shares”) to the sole shareholder of Bisco in exchange for all of the outstanding capital stock of Bisco. Bisco’s sole shareholder was Glen F. Ceiley, EACO’s Chairman, CEO and majority stockholder. Mr. Ceiley currently owns 99% of the outstanding common stock of EACO. Mr. Ceiley also owns 36,000 shares of the Series A Cumulative Convertible Preferred Stock of EACO. In addition, under a management agreement with EACO, Bisco handles the day to day operations of EACO and provides administration and accounting services through a steering committee. The steering committee consists of Mr. Ceiley and certain senior executives of Bisco.

Change in Fiscal Year

On September 29, 2009, the Board of Directors approved a change in EACO’s fiscal year end to August 31. Prior to that, the fiscal year was the fifty-two or fifty-three week period ending on the Wednesday nearest to December 31. The accompanying financial statements reflect the historical balances and results of operations of Bisco for all periods period because EACO and Bisco were under the common control of Glen Ceiley, EACO’s majority stockholder.

As a result of the change in year end, the Company believes that a comparison between fiscal 2010 and fiscal 2009 (unaudited), a comparison between the transition period and the comparable eight-month period from 2008 (see Note 15 to the financial statements) and a comparison of fiscal 2010 to calendar 2008 enhances a reader’s understanding of the Company’s results of operations and, as such, these are the comparisons which are presented below in the section titled “Results of Operations”.

Critical Accounting Policies

Long-Lived Assets

Long-lived assets (principally real estate, equipment and leasehold improvements) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, real estate properties are reviewed on an asset-by-asset basis. Recoverability of real estate property assets is measured by a comparison of the carrying amount of each operating property and related assets to future net cash flows expected to be generated by such assets. For measuring recoverability of distribution operations assets, long-lived assets are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair values. The Company recognized an impairment charge of $2,058,000 in December 2008. Since December 2008, EACO has not incurred another triggering event that would cause the properties to be impaired further.

Revenue Recognition

For the Company’s distribution operations, the Company’s shipping terms are FOB shipping point thus management generally recognizes Company revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured.

The Company leases its real estate properties to tenants under operating leases with terms exceeding one year. Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.

Liabilities of Discontinued Operations

The Company’s policy for estimating liabilities of its discontinued operations is considered critical. This item consists of the Company’s self-insured worker’s compensation program. The Company self-insures workers’ compensation claims losses up to certain limits. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. At fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was obtained by the Company as of August 31, 2010 and 2009. The Company pursues recovery of certain claims from an insurance carrier. Recoveries, if any, are recognized when realization is reasonably assured.

Deferred Tax Assets

The Company’s policy for recording a valuation allowance against deferred tax assets (see Note 8 to the financial statements included elsewhere herein) is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or when future deductibility is uncertain. In accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), the Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. ASC 740 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses and/or significant decreases in operations. As a result of the Company’s disposal of significant business operations, management concluded that a valuation allowance should be recorded against certain federal and state tax credits. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

Results of Operations

Comparison of the Years Ended August 31, 2010 and August 31, 2009 (Unaudited)

Distribution Sales and Gross Margin (in thousands)

	Years Ended,
	August 31,	August 31,	$	%
	2010	2009	Change	Change
		(Unaudited)

Distribution sales	$91,547	$84,251	$7,296	8.6%
Cost of sales	67,048	61,203	(5,845)	(9.5)%

Gross profit	$24,499	$23,048	$1,451
Gross margin	26.7%	27.3%		(0.6)%

Net sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to its customers. Distribution sales generated by the Bisco division represented the substantial majority of distribution sales in both periods. The increase in net sales in the year ended August 31, 2010 (“fiscal 2010”) was largely due to increased unit sales, resulting primarily from a turnaround in the general economy during fiscal 2010. The Company maintained the same number of sales offices in the United States and Canada in fiscal 2010, as it did for the year ended August 31, 2009 (“fiscal 2009”). The Company did not increase sales headcount in fiscal 2010, rather it was more efficient and generated increased sales per employee.

Rental Income (in thousands)

	Years Ended
	August 31,	August 31,	$	%
	2010	2009	Change	Change
		(Unaudited)

Rental revenue	$1,086	$1,019	$67	6.5%
Cost of rental operations	1,706	1,903	197	(10.3)

Gross profit	$(620)	$(884)	$264
Gross margin	(57.0)%	(86.7)%		29.7%

Rental revenue in the Real Estate Rental Operations increased in fiscal 2010 due to the rental of the Deland Property in the latter half of fiscal 2010. The Deland property was vacant during all of fiscal 2009. In the fourth quarter of fiscal 2010, the Company also leased the Orange Park Property. All of the Company’s rental properties are currently leased. Gross margin improved in fiscal 2010 primarily due to a decrease in the cost of rental operations. This decrease was due mainly to the rents associated with the Deland and Fowler Properties in fiscal 2009, that were no longer leased properties in fiscal 2010.

Selling, General and Administrative Expense (in thousands)

	Years Ended
	August 31,	August 31,	$	%
	2010	2009	Change	Change
		(Unaudited)

Selling, general and administrative expense	$21,763	$21,168	$(595)	2.8%
Percent of distribution sales	23.7%	25.1%		1.4%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for its sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, as well as sales and marketing costs for the Distribution Operations. SG&A expense in fiscal 2010 increased from fiscal 2009 largely due to increased bonuses and commissions payable to employees as a result of the increase in net sales and related operating income, which are the basis for many of the Company’s sales bonus programs. The Company also incurred increase legal and accounting fees during fiscal 2010 due to the merger of EACO with Bisco on March 24, 2010. As a percentage of distribution sales, SG&A decreased as the Company increased the efficiency of its current staff, resulting in a smaller percentage of expense as compared to sales.

Other Income (Expense), Net (in thousands)

	Years Ended,		$	%
	Aug 31, 2010	Aug 31, 2009	Change	Change
		(Unaudited)

Other income (expense):
Realized loss on sales of marketable trading securities	$(3,481)	$(4,983)	$1,502	30.1%
Unrealized gain (loss) on marketable trading securities	1,314	(1,251)	2,565	205.0
Contract gain	—	828	(828)	(100.0)
Property impairment	—	(2,058)	2,058	100.0
Interest and other income	26	231	(205)	(88.7)
Interest expense (net)	(796)	(1,137)	341	29.9

Other income (expense), net	$(2,937)	$(8,370)	$5,433	64.9%
Other income (expense), net as a percent of sales	(3.2)%	(9.8)%		6.6%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to maximize return. During fiscal 2009, the Company recognized $6,234,000 in net realized and unrealized losses, which losses were primarily due to the sharp decline in the public trading markets and adverse market conditions. The Company experienced declines of $2,167,000 during fiscal 2010, due mainly to losses associated with short positions the Company was holding.

Prior to 2008, the Company leased two properties that were subleased to third party restaurant operators. The monthly sublease income was less than the Company’s monthly lease payment on both properties. This resulted in the Company recognizing a loss on those subleases prior to 2008. During fiscal 2009, both tenants of those properties were evicted due to their failure to abide by the terms of the sublease. As a result, the Company reversed previously recognized losses resulting in a contract gain of $828,000. No such situation occurred in fiscal 2010.

During fiscal 2009, the Company recognized an impairment on its three Florida properties, the Deland Property, the Orange Park Property and the Brooksville Property, primarily due to sharp declines in the Florida commercial real estate market. No such triggering event caused an impairment occurred in fiscal 2010.

During fiscal 2009, the Company received a rebate on a worker’s compensation claim from the Florida Disability Trust Fund. In addition, the Company was receiving lease payments on equipment leased to a third party restaurant operator. Both of these items appear in interest and other income. In fiscal 2010, neither of these items occurred, as the agreement with the third party operator ended in 2009 and the Company has no further claims from the Florida Disability Trust Fund.

Income Tax Provision (in thousands)

	Years Ended,		$	%
	Aug 31, 2010	Aug 31, 2009	Change	Change
		(Unaudited)

Income tax provision	$532	$757	$225	29.7%
Percent of net sales	0.5%	0.8%		0.3%

The provision for income taxes decreased by $0.2 million in fiscal 2010 as compared to fiscal 2009, which primarily resulted from an increase in the valuation allowance for capital losses incurred during fiscal 2009.

Comparison of the Eight Month Transition Period Ended August 31, 2009 to Comparable Eight Month Period Ended August 31, 2008

Distribution Sales and Gross Margin (in thousands)

	Eight Months Ended August 31,		$	%
	2009	2008	Change	Change
		(Unaudited)

Distribution sales	$54,365	$63,660	$(9,295)	(14.6)%
Cost of sales	38,112	43,530	5,418	12.4

Gross profit	$16,253	$20,130	$(3,877)
Gross margin	29.8%	31.6%		(1.8)%

The decrease in net sales related to the Distribution Operations in the eight months ended August 31, 2009 (the “2009 period”) was largely due to decreased unit sales in the 2009 period versus the eight months ended August 31, 2008 (the “2008 period”). In the 2009 period, the Company did experienced the negative effects of the economic downturn in the beginning of the calendar year. Prior to that, the Company maintained its item output and was increasing margins on incoming orders. In March 2009, the Company experienced an approximate 20% decrease in bookings and, subsequently, a marked decrease in shipments.

Rental Income (in thousands)

	Eight Months Ended
	August 31,		$	%
	2009	2008	Change	Change
		(Unaudited)

Rental revenue	$647	$916	$(269)	(29.3)%
Cost of rental operations	796	1,739	943	54.2

Profit	$(149)	$(823)	$674
Margin	(23.0)%	(89.8)%		66.8%

Rental revenue in the Real Estate Rental Operations decreased in the 2009 period primarily due to the vacancy of the Deland and Fowler Properties throughout 2009. Higher expenses in the 2008 period were due mainly to rent expense on the Fowler property, depreciation on that property and bad debt expense related to the two tenants evicted from the Deland and Fowler Properties.

Selling, General and Administrative Expense (in thousands)

	Eight Months Ended August 31,		$	%
	2009	2008	Change	Change
		(Unaudited)

Selling, general and administrative expense	$15,615	$15,477	$(138)	0.0%
Percent of distribution sales	28.7%	24.3%		(0.5)%
Loss on disposition of equipment	146	—	(146)	(100)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for its sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, as well as sales and marketing costs for the Distribution Operations. SG&A expense in the 2009 period increased from the same period the previous year as a percentage of sales largely due to decreased sales for the eight months. The Company maintained the same number of employees and continued to expand its sales force during the eight months in anticipation of an economic recovery. SG&A remained consistent with prior year for that reason.

In April 2009, the Company reached a settlement with the landlord of the Fowler Property. For a lump sum payment, the landlord agreed to release the Company from any past of future obligations under the lease. A loss of $146,000 was recognized with the removal of the capital asset’s carrying value.

Other Income (Expense), Net (in thousands)

	Eight Months Ended August 31,		$	%
	2009	2008	Change	Change
		(Unaudited)

Other income (expense):
Realized gain (loss) on sales of marketable trading securities	$(6,386)	$1,767	$(8,153)	(461.4)%
Gain on extinguishment of obligation under capital lease	949	—	949	100.0
Unrealized gain (loss) on marketable trading securities	4,233	(12)	4,245	3,537.5
Interest and other income	8	202	(194)	(96.0)
Interest expense (net)	(1,032)	(815)	(217)	(26.6)

Other income (expense), net	$(2,228)	$1,142	$(3,370)	(295.0)%
Other income (expense), net as a percent of sales	(4.0)%	1.7%		(5.7)%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to maximize return. During the 2009 period, the Company recognized $2,153,000 in net realized and unrealized losses, which losses were primarily due to the sharp decline in the public trading markets and adverse market conditions. During the 2008 period the Company recognized $1,755,000 in net realized and unrealized gains, which gains were primarily due to the public trading markets increasing.

In April 2009, the Company reached a settlement with the landlord of the Fowler Property, whereas the Company agreed to pay the landlord a lump sum of $500,000. This amount released the Company from any past and future obligations related to the capital lease. The settlement resulted in a gain on the extinguishment of the capital lease obligation of approximately $949,000.

During the 2008 period, the Company received a rebate on a worker’s compensation claim from the Florida Disability Trust Fund. In addition, the Company was receiving lease payments on equipment leased to a third party restaurant operator. Both of these items appear in interest and other income. In the 2009 period, neither of these items occurred, as the agreement with the third party operator ended at the beginning of the 2009 period and the Company has no further claims from the Florida Disability Trust Fund.

Interest expense increased in the 2009 period due to the refinancing of the Sylmar Property in December 2008, resulting in a larger debt balance for the 2009 period then for the 2008 period.

Comparison of the Years Ended August 31, 2010 and December 31, 2008

Distribution Sales and Gross Margin (in thousands)

	Year Ended,		$	%
	Aug 31, 2010	Dec 31, 2008	Change	Change

Distribution sales	$91,547	$93,379	$(1,832)	(1.9)%
Cost of sales	67,048	66,947	(101)	0.00

Gross profit	$24,499	$26,432	$1,933
Gross margin	26.7%	28.3%		(1.6)%

Net sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to its customers. The slight decrease in net sales in the year ended August 31, 2010 was largely due to decreased unit sales, resulting primarily from an decrease in manufacturing in the markets the Company operates, namely military and aerospace. The Company maintained the same number of sales offices in the United States and Canada in fiscal 2010, as it did for the year ended December 31, 2008 (“fiscal 2008”). However, the Company did increase sales headcount by 11%, mainly through the hiring of temporary employees. This resulted in a decrease of sales per salesperson in fiscal 2010 compared to fiscal 2008. The Company also experienced some pressure on prices due to the slowdown in the economy at the beginning of fiscal 2010.

Rental Income (in thousands)

	Years Ended,		$	%
	Aug 31, 2010	Dec 31, 2008	Change	Change

Rental revenue	$1,086	$1,203	$(117)	9.7%
Cost of rental operations	1,706	1,954	248	12.6

Gross profit	$(620)	$(751)	$131
Gross margin	(57.0)%	(62.4)%		5.4%

Rental revenue in the Real Estate Rental Operations decreased in fiscal 2010 due to the vacancies in the Deland Property in the first half of fiscal 2010. The Deland property was not vacant during fiscal 2008. In the fourth quarter of fiscal 2010, the Company also leased the Orange Park Property. The Company now has all of its rental properties leased. Gross margin improved in fiscal 2010 primarily due to a decrease in the cost of rental operations. This decrease was due mainly to the disposition of the Fowler Property in 2009. This resulted in a removal of expenses in fiscal 2010 that were present in fiscal 2008.

Selling, General and Administrative Expense (in thousands)

	Years Ended,		$	%
	Aug 31, 2010	Dec 31, 2008	Change	Change

Selling, general and administrative expense	$21,763	$22,852	$1,089	4.7%
Percent of distribution sales	23.7%	24.4%		0.7%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for its sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, as well as sales and marketing costs for the Distribution Operations. SG&A expense in fiscal 2010 decreased from fiscal 2008 largely due to decreased bonuses and commissions payable to employees as a result of the decrease in net sales and related operating income, which is the basis for many of the Company’s sales bonus programs. As a percentage of distribution sales, SG&A decreased as the Company increased the efficiency of its current staff, resulting in a smaller percentage of expense as compared to sales.

Other Income (Expense), Net (in thousands)

	Years Ended,		$	%
	Aug 31, 2010	Dec 31, 2008	Change	Change

Other income (expense):
Realized gain (loss) on sales of marketable trading securities	$(3,481)	$3,169	$(6,650)	(209.8)%
Unrealized gain (loss) on marketable trading securities	1,314	(5,681)	6,995	123.1
Contract gain	—	722	(722)	(100.0)
Property impairment	—	(2,058)	2,058	100.0
Interest and other income	26	169	(143)	84.6
Interest expense (net)	(796)	(816)	20	2.4

Other income (expense), net	$(2,937)	$(4,495)	$1,558	(34.6)%
Other income (expense), net as a percent of sales	(3.2)%	(4.8)%		1.6%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to maximize return. During fiscal 2008, the Company recognized $2,512,000 in net realized and unrealized losses, which losses were primarily due to the sharp decline in the public trading markets and adverse market conditions. The Company experienced declines of $2,167,000 during fiscal 2010, due mainly to losses associated with short positions the Company was holding.

Prior to 2008, the Company leased two properties that were subleased to third party restaurant operators. The monthly sublease income was less than the Company’s monthly lease payment on both properties. This resulted in the Company recognizing a loss on those subleases prior to 2008. During fiscal 2008, both tenants of those properties were evicted due to their failure to abide by the terms of the sublease. As a result, the Company reversed previously recognized losses resulting in a contract gain of $722,000. No such situation occurred in fiscal 2010.

During fiscal 2008, the Company recognized an impairment on its three Florida properties, the Deland Property, the Orange Park Property and the Brooksville Property, due to sharp declines in the Florida commercial real estate market. No such triggering event causing an impairment occurred in fiscal 2010.

During fiscal 2008, the Company received a rebate on a worker’s compensation claim from the Florida Disability Trust Fund. In addition, the Company was receiving lease payments on equipment leased to a third party restaurant operator. Both of these items appear in interest and other income. In fiscal 2010, neither of these items occurred, as the agreement with the third party operator ended in 2009 and the Company has no further claims from the Florida Disability Trust Fund.

Income Tax Provision (in thousands)

	Years Ended,		$	%
	Aug 31, 2010	Dec 31, 2008	Change	Change

Income tax provision (benefit)	$532	$420	$(112)	(26.6)%
Percent of net sales	0.5%	0.4%		(0.1)%

The provision for income taxes increased by $0.1 million in fiscal 2010 as compared to fiscal 2008, which resulted from an increase in the valuation allowance for capital losses incurred during the period.

Liquidity and Capital Resources

On March 24, 2010, EACO completed the acquisition of Bisco, a company under the common control of EACO’s majority stockholder (Glen Ceiley). The acquisition of Bisco (the “Acquisition”) was approved by the

Company’s shareholders and consummated pursuant to an Agreement and Plan of Merger dated December 22, 2009 by and among EACO, Bisco Acquisition Corp., Bisco and Glen F. Ceiley (the “Agreement”). Pursuant to the Agreement, Bisco Acquisition Corp., a wholly-owned subsidiary of EACO, was merged with and into Bisco; Bisco was the surviving corporation in the merger and became a wholly-owned subsidiary of EACO. The transaction was accounted for as a combination of companies under common control using the historical balances of Bisco.

The accompanying financial statements include the financial position and results of operations of Bisco for all periods presented. As a result of Mr. Ceiley having majority voting control over both entities during all periods presented, the consolidated financial statements were prepared in accordance with Accounting Standards Codification (“ASC”) 805-50, Transactions Between Entities Under Common Control, which specifies that in a combination of entities under common control, the entity that receives the assets or the equity interests shall initially recognize the assets and liabilities transferred at their historical carrying amounts at the date of transfer (“as-if pooling-of-interests” accounting). The financial statements of the receiving entity shall also report the results of operations for the period, the financial position and other financial information as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative historical information for periods during which the entities were under common control. The Distribution Operations segment includes the operations of Bisco.

The Company’s Distribution Operations have historically generated positive cash flow from its operations and/or by trading in marketable domestic equity securities. In April 2008, Bisco entered into a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (.43% and .27% for the 60 day LIBOR at August 31, 2010 and August 31, 2009, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at August 31, 2010 and August 31, 2009, respectively). Borrowings are secured by substantially all assets of the Company’s Distribution Operations and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement expired in October 2010, but was extended to December 31, 2010. The amount outstanding under this line of credit as of August 31, 2010 and August 31, 2009 was $8,900,400 and $8,467,400, respectively. Availability under the line of credit was $1,099,600 and $1,532,600 at August 31, 2010 and August 31, 2009, respectively.

The Company’s Real Estate Rental Operations are funded by rents received from the tenants of its five rental properties. Any cash requirements in excess of the rental income required by the Real Estate Rental Operations have historically been funded by the Distribution Operations. These borrowings and related interest have been eliminated in the accompanying consolidated financial statements.

Cash Flows from Operating Activities

The Company’s principal uses of cash during fiscal 2010 included (i) losses realized on trading securities; and (ii) the payment of the Company’s operating expenses.

During the year ended August 31, 2010, the Company was provided with $879,000 in cash from its operations. This was due mainly to an increase in accounts payable resulting from extending credit terms and checks held at the end of the period.

During the eight months ended August 31, 2009, the Company was provided $1,417,000 of cash in operations. This was due mainly to the decrease of accounts receivable and inventory balances from the prior year, offset by a smaller increase in accrued expenses.

During the year ended December 31, 2008, the Company used $1,211,000 in cash from its operations. This was due mainly to an decrease in accrued expenses as a result of the a settlement payment of $2.3 million in 2008 in a lawsuit brought against the Company by a broker regarding the Asset Sale.

Cash Flows from Investing Activities

Cash flow used by investing activities was $1,032,000 for the year ended August 31, 2010. This was due to required repurchases of securities sold, not yet purchased and losses due to investment trading. This was offset by the release of restricted cash related to a) the liabilities for short sales and b) a reduction in the collateral requirement regarding the Company’s self insured worker’s compensation program by Florida SIGA.

During the eight months ended August 31, 2009, the Company was provided $504,000 in investing activities, primarily due to the proceeds from the sale of equipment.

During the year ended December 31, 2008, the Company used $2,114,000 in investing activities due to losses on investments resulting from the general decline in the stock market.

Cash Flows from Financing Activities

Cash used in financing activities for the year ended August 31, 2010 was $432,000 as compared with cash used from financing activities of $2,374,000 for the eight months ended August 31, 2009. The decrease in the cash used was due mainly to the change in the Company’s bank overdraft position during the year.

For the year ending December 31, 2008, financing activities provided $2,943,000. This was due to the Company’s increased borrowing on its revolving line of credit and proceeds received from the financing of the Brooksville Property in the latter half of 2008.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and previously by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that some are recorded as liabilities in the balance sheet while others are required to be disclosed in the Notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended August 31, 2010 and eight months ended August 31, 2009.

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

(a) Evaluation of disclosure controls and procedures.  As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2010 in alerting management to material information regarding the Company’s financial statements and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework.” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2010 due to control deficiencies that constituted material weaknesses.

In assessing the Company’s internal control over financial reporting as of August 31, 2010, management identified a lack of sufficient control in the area of financial reporting oversight and review. This internal control weakness could cause material errors in our public financial reports to go undetected. Please refer to the discussion below for details regarding this material weakness and management’s remediation plans.

Management has also identified a lack of the appropriate personnel to ensure the complete and proper application of accounting principles generally accepted in the United States of America (“GAAP”) as it relates to certain routine accounting transactions. Specifically, this material weakness resulted in a number of errors in the original version of the Company’s August 31, 2010 and 2008 financial statements and related disclosures regarding the accounting for lease revenue under SFAS No. 13, “Accounting for Leases,” and computing depreciation expense.

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

(c) Attestation report of the registered public accounting firm.  This Transition Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC.

(d) Changes in internal control over financial reporting.  There have been no changes in internal control over financial reporting in the quarter ended August 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of December 1, 2010, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led to the Board of Directors conclusion that the person should serve on the Board.

Directors and Executive Officers

Glen F. Ceiley currently serves as the Chairman of the Board and Chief Executive Officer of the Company. Stephen Catanzaro, Jay Conzen and William L. Means also currently serve as directors of the Company. Each director serves a one-year term, or until such director’s successor has been elected and qualified. Each officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified.

Glen F. Ceiley, 64, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board (sole director) of Bisco, and has held those positions since he founded Bisco in 1973. He also served as the President of Bisco from 1973 until June 2010. Mr. Ceiley has served as a director of the Company since 1998. In addition, Mr. Ceiley served as a director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers, from February 1999 until December 2005. As the founder of Bisco with over 35 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry and growth and development of the Company.

Stephen Catanzaro, 57, has served as the Controller of Allied Business Schools, Inc., a company that provides home study courses and distance education, since April 2004. Prior to that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco. Mr. Catanzaro has served as a director of the Company since 1999. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee.

Jay Conzen, 64, has served as the President of Old Fashioned Kitchen, Inc., a national food distributor, since April 2003. Prior to that, from October 1992 to April 2003, Mr. Conzen was the principal of Jay Conzen Investments, an investment advisor. Mr. Conzen also served as a consultant to EACO from August 1999 until January 2001 and from October 2001 to April 2003. Mr. Conzen has served as a director of the Company since 1998. Having served as an executive officer of several companies, Mr. Conzen offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by businesses. He also served as a certified public accountant for a number of years.

William L. Means, 67, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of the Company since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Donald S. Wagner, 48, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco from November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the Defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Bains, 41, has served as the Controller of EACO since March 2010 and as the Controller of Bisco since December 2004. Prior to joining Bisco, Mr. Bains worked as the controller of several service companies and as an accountant in a number of public accounting firms. He is a certified public accountant and holds a B.S. degree in Accounting from Loyola Marymount University.

Robert Rist, 42, has served as the Vice President of Sales and Marketing of Bisco since September 2010. Since he joined Bisco in 1995, Mr. Rist has served the company in a number of capacities, most recently as Northern Regional Manager from March 2001 to August 2010. He holds a B.A. degree in Communications from California State University, Fullerton.

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

Based solely on a review of the reports and written representations provided to the Company by the above referenced persons, the Company believes that during the year ended August 31, 2010, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were timely satisfied.

Code of Ethical Conduct

The Company has adopted a financial code of ethics applicable to the Company’s senior executive and financial officers. You may receive, without charge, a copy of the Financial Code of Ethical Conduct by contacting our Corporate Secretary at 1500 N. Lakeview Avenue, Anaheim, California 92807.

Corporate Governance

Audit Committee

The Audit Committee’s basic functions are to assist the Board in discharging its fiduciary responsibilities to the shareholders and the investment community in the preservation of the integrity of the financial information published by the Company, to maintain free and open means of communication between the Company’s directors, independent auditors and financial management, and to ensure the independence of the independent auditors. The Board has adopted a written charter for the Audit Committee which is attached as Annex E to the Company’s Proxy Statement for the 2010 Annual Meeting of the Shareholders, as filed with the SEC on January 8, 2010. The Audit Committee charter is not available on the Company’s website. Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means. As indicated in Item 13 below, the Board has determined that each of Messrs. Catanzaro and Conzen is

‘independent‘ as defined by the NASDAQ Stock Market’s Marketplace Rules. The Board has identified Mr. Conzen as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Item 11.	Executive Compensation

The Executive Compensation Committee (the “Committee”) is responsible for establishing the salary and annual bonuses paid to executive officers of EACO and administering EACO’s equity incentive plans, including granting stock options to officers and employees of EACO. The Committee has not adopted a formal charter. The current members of the Committee are Messrs. Glen Ceiley and William Means.

Prior to the acquisition of Bisco in March 2010, EACO had only one officer — Mr. Ceiley, the Chief Executive Officer of EACO. Due to the nature of EACO’s operations and related financial results in recent years, the Committee and Mr. Ceiley agreed that no salary or other compensation for his services as the Chief Executive Officer was justified and no such compensation was provided to Mr. Ceiley for fiscal 2010, the eight months ended August 31, 2009 and fiscal 2008. This structure is reviewed periodically by the Committee, and will be reviewed again, should EACO’s operations or results change. In March 2010, Michael Bains, who was serving as the Controller of Bisco, was also appointed as the Controller and principal accounting officer of EACO. The Committee did not determine to pay any additional compensation to him in connection with his role as the Controller of EACO.

All compensation for the named executive officers for fiscal 2010, other than the amounts payable to Messrs. Ceiley and Means in connection with their service as a director of EACO, were paid by Bisco. Bisco currently does not pay bonuses or other incentive compensation to the named executive officers.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2010, the eight months ended August 31, 2009 and fiscal 2008 by (i) our Chief Executive Officer, (ii) two other most highly compensated executive officers who were employed by us or Bisco as of August 31, 2010 and whose total compensation exceeded $100,000 during that year and (iii) a former executive officer of Bisco who would have been included in the group described in clause (ii) except that he was not serving as an officer as of August 31, 2010. The officers listed below are collectively referred to as the “named executive officers” in this report. We consummated the acquisition of Bisco in March 2010; therefore, the information for the eight months ended August 31, 2009 and fiscal 2008 contains only compensation information for our Chief Executive Officer, who was the only officer of the Company during such periods.

Name and Principal			All Other
Position	Year(1)	Salary	Compensation		Total

Glen F. Ceiley,	2010	$340,521	$12,000	(2)	$352,521
Chief Executive Officer and	2009	—	11,500	(2)	11,500
Chairman of the Board	2008	—	12,000	(2)	12,000
Donald Wagner,	2010	190,321	—		190,321
President of Bisco
William Means, Former Vice	2010	103,274	12,000	(2)	115,274
President of Information Technology of Bisco(3)
Michael Bains, Controller	2010	131,721	—		131,721

(1)	“2010” refers to compensation paid by EACO and/or Bisco for the year ended August 31, 2010; “2009” refers to compensation paid by EACO for the eight months ended August 31, 2009; “2008” refers to compensation paid by EACO for the year ended December 31, 2008.

(2)	Consists of fees paid to such person in his capacity as a director of EACO.

(3)	Mr. Means served as our Vice President of Information Technology until his retirement in June 2010.

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2010 to any named executive officers and no outstanding equity awards were held by the named executive officers at August 31, 2010.

Director Compensation

The Company pays $10,000 in cash to each director per year as compensation for his services. In addition, directors who are not employees of EACO or do not receive a salary from EACO receive a fee of $500 for each Board meeting attended. No fees are awarded to directors for attendance at meetings of the Audit Committee or the Executive Compensation Committee of the Board.

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2010. (See the above “Summary Compensation Table” for information regarding Messrs. Ceiley and Means).

	Fees Earned or
Director	Paid in Cash	Total

Stephen Catanzaro	$12,000	$12,000
Jay Conzen	12,000	12,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of December 1, 2010 (i) by each shareholder known to the Company to own, or have the right to acquire within sixty days of December 1, 2010, more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group.

	Shares of
Name and Address(1) of	Common Stock	Percent of
Beneficial Owner	Beneficially Owned	Class(2)

Stephen Catanzaro	765	*
Glen F. Ceiley(3)	4,853,697	99.0%
William L. Means	644	*
Donald Wagner	—	—
Michael Bains	—	—
All Executive Officers and Directors as a group (6 persons)(3)(4)	4,855,106	99.0%

*	Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Avenue, Anaheim, CA 92807.

(2)	Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” where a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentages represent the total of the shares listed in the adjacent column divided by 4,862,079, the number of issued and outstanding shares of common stock as of December 1, 2010.

(3)	Includes (i) 4,775,895 shares held directly by Mr. Ceiley; (ii) 6,000 shares held by Mr. Ceiley’s wife; (iii) 29,535 shares held by the Bisco Industries Profit Sharing and Savings Plan (the “Bisco Plan”) of which Mr. Ceiley is the trustee, (iv) 2,267 shares held in his IRA; and (v) 40,000 shares issuable upon conversion of the 36,000 shares of Series A Cumulative Convertible Preferred Stock (not including any dividends accrued but not yet paid) held by Mr. Ceiley. Mr. Ceiley has the sole power to vote and dispose of the shares of common stock he owns individually and the shares owned by the Bisco Plan. Mr. Ceiley is the Chief Executive Officer and the sole director of Bisco. Mr. Ceiley disclaims beneficial ownership of the shares held by the Bisco Plan except to the extent of his pecuniary interest therein.

(4)	Includes Robert Rist, the Vice President of Sales and Marketing of Bisco. Mr. Rist does not own any shares of EACO common stock.

Equity Compensation Plans

The following table provides information as of August 31, 2010 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in First
Plan Category	and Rights	and Rights	Column)(A)

Equity Compensation Plans Approved by Security Holders
2002 Long-Term Incentive Plan	—	N/A	200,000
Equity Compensation Plans Not Approved by Security Holders
None

Total	—	N/A	200,000

(A)	The above table excludes 40,000 shares of common stock that are issuable (at a conversion price of $22.50 per share) upon conversion of the Company’s outstanding Series A Cumulative Convertible Preferred Stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2008, except as described below, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Company leases three buildings under operating lease agreements from its majority shareholder, Glen Ceiley. During the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008, the Company incurred approximately $514,000, $342,000 and $514,000, respectively, of expense related to these leases.

Director Independence

The Company’s Board consists of the following directors: Stephen Catanzaro, Glen Ceiley, Jay Conzen and William L. Means. The Board has determined that two of its four directors, Stephen Catanzaro and

Jay Conzen, are independent as defined by the NASDAQ Stock Market’s Marketplace Rules. In addition to such rules, the Board considered transactions and relationships between each director (and his immediate family) and the Company to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. As a result, the Board determined that Messrs. Ceiley and Means are not independent, as they are (or recently served as) employees of Bisco and members of Bisco’s steering committee. Bisco’s steering committee handles the day to day operations of the Company, and Messrs. Ceiley and Means have been intimately involved with decision-making that directly affects the financial statements of the Company for the reasons described above.

Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means.

Item 14.	Principal Accounting Fees and Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2010. the eight months ended August 31, 2009 and fiscal 2008, the Audit Committee pre-approved all services performed for the Company by the auditor.

Audit Fees

The aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008 for professional services rendered for the audit of such financial statements and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008 were $175,000, $109,500, and $155,000, respectively.

Audit-Related Fees

The Company was billed no audit-related fees by Squar Milner for the year ended August 31, 2010, the eight months ended August 31, 2009 or the year ended December 31, 2008.

Tax Fees

The Company was billed no fees by Squar Milner for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008 for professional services rendered for preparation of federal and state tax returns and tax consulting services.

All Other Fees

There were no other fees billed by Squar Milner for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008 for services rendered to the Company, other than the services described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The financial statements listed below and commencing on the pages indicated are filed as part of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-1
Consolidated and Combined Balance sheets as of August 31, 2010 and August 31, 2009	F-2
Consolidated and Combined Statements of Operations for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008	F-3
Consolidated and Combined Statements of Shareholders’ Equity for the year ended August 31, 2010, the eight months ended August 31, 2009, and the year ended December 31, 2008	F-4
Consolidated and Combined Statements of Cash Flows for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008	F-5
Notes to the Consolidated and Combined Financial Statements	F-6

(b) The following exhibits are filed as part of this report on Form 10-K as required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated December 22, 2009 by and between EACO Corporation, Bisco Acquisition Corp., Bisco Industries, Inc. and Glen Ceiley (Exhibit 2.1 of the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, , Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)
3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

Exhibit No.		Description

3.11		Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.1		Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.2		Form of Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2012. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)
10.3		Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.4		Settlement Agreement dated as of May 9, 2008 by and among EACO Corporation, Horn Capital Realty, Inc. and Jonathan S. Horn. (Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 9, 2008 is hereby incorporated by reference.)
10.5		Settlement Agreement dated as of January 22, 2008 by and between EACO Corporation, Glen Ceiley, Florida Growth Realty, Inc. and Robert Lurie. (Exhibit 10.1 to the Company’s current report on Form 8-K/A filed with the SEC on January 23, 2008 is incorporated by reference.)
10	.6+	2002 Long-Term Incentive Plan (Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on May 1, 2002, is hereby incorporated by reference)
10.7		Form of Note Agreement by and between Bisco Industries, Inc. and EACO Corporation (Exhibit 10.7 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.8		Purchase and Sale Agreement dated July 31, 2009 by and between Gottula Properties, LLC and EACO Corporation (Exhibit 10.8 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.9		Management Agreement dated March 3, 2006 by and between EACO Corporation and Bisco Industries, Inc. (Exhibit 10.9 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
21.1		Subsidiaries of the Company.
23.1		Consent of Squar, Milner, Peterson, Miranda & Williamson LLP.
31.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EACO Corporation

By:	/s/ Glen Ceiley
Glen Ceiley
Its: Chairman of the Board and
Chief Executive Officer
(principal executive officer and
principal financial officer)

December 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley Glen F. Ceiley	Chairman of the Board and Chief Executive Officer (principal executive officer and principal financial officer)	12/14/10

/s/ Michael Bains Michael Bains	Controller (principal accounting officer)	12/14/10

/s/ Steve Catanzaro Steve Catanzaro	Director	12/14/10

/s/ Jay Conzen Jay Conzen	Director	12/14/10

/s/ William Means William Means	Director	12/14/10

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of August 31, 2010 and August 31, 2009	F-2
Consolidated Statements of Operations for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008	F-3
Consolidated Statements of Shareholders’ Equity for the year ended August 31, 2010, the eight months ended August 31, 2009, and the year ended December 31, 2008	F-4
Consolidated Statements of Cash Flows for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008	F-5
Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
EACO Corporation
Anaheim, California

We have audited the accompanying consolidated balance sheets of EACO Corporation (the “Company”) as of August 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EACO Corporation as of August 31, 2010 and, 2009 and the consolidated results of their operations and their cash flows for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 1, on March 24, 2010, the Company completed the acquisition of Bisco Industries, Inc., an affiliated entity wholly owned by the Company’s Chief Executive Officer and majority stockholder. The transaction was accounted as a combination of entities under common control using the historical balances of Bisco at the date of the transfer (as-if “pooling of interests” accounting). Financial statements and financial information for prior years have been retrospectively adjusted to furnish comparative historical information as of the earliest period presented during which the Company and Bisco were under common control.

As discussed in Note 5, the Company’s line of credit agreement with a bank expired in October 2010 and was extended to December 2010. Whereas management expects to extend its line of credit agreement and is in negotiations with the lender, there cannot be any assurance that such extension will occur or that such terms will be favorable. The Company’s line of credit provides liquidity and is used to fund operations in the normal course of business. The accompanying consolidated financial statements do not reflect the effects of this uncertainty.

/s/  Squar, Milner, Peterson, Miranda and Williamson, LLP

Newport Beach, California
December 14, 2010

EACO Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands except share amounts)

	August 31,
	2010	2009#

ASSETS
Current Assets:
Cash and cash equivalents	$1,260	$1,683
Trade accounts receivable, net	11,114	9,090
Inventory, net	10,009	10,293
Marketable securities, trading	817	2,032
Prepaid expenses and other current assets	260	437
Deferred tax assets, current	1,896	216

Total current assets	25,356	23,751
Non-current assets:
Restricted cash	866	2,411
Real estate properties held for leasing, net	10,316	10,299
Equipment and leasehold improvements, net	1,079	1,355
Deferred tax assets	2,561	4,355
Other assets, principally deferred charges, net of accumulated amortization	1,147	1,002

Total assets	$41,325	$43,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$9,226	$6,752
Accrued expenses and other current liabilities	1,823	2,334
Line of credit	8,900	8,467
Liabilities of discontinued operations — short-term	147	147
Liabilities for short sale of marketable trading securities	—	1,101
Current portion of long-term debt and obligation under capital lease	300	7,559

Total current liabilities	20,396	26,360
Liabilities of discontinued operations — long-term	2,928	3,174
Deposit liability	147	107
Long-term debt	7,074	—
Obligation under capital lease	—	1,562

Total liabilities	30,545	31,203
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock of $0.01 par value; authorized 10,000,000 shares; 36,000* shares outstanding at August 31, 2010 and 2009 (liquidation value $900)	1	1
Common stock of $0.01 par value; authorized 8,000,000 shares; 4,862,079** shares outstanding at August 31, 2010 and 2009	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	639	476
Accumulated deficit	(2,287)	(934)

Total shareholders’ equity	10,780	11,970

Total liabilities and shareholders’ equity	$41,325	$43,173

*	Reflects 1 for 25 reverse stock split effected on March 23, 2010.

**	Reflects 1 for 25 reverse stock split effected on March 23, 2010 and issuance of 4,705,669 shares effective March 24, 2010 in connection with the acquisition of Bisco Industries, Inc., an affiliated company under the common control of EACO’s majority stockholder. (See Note 1)

#	Retrospectively adjusted to include comparative historical information of Bisco Industries, Inc. an affiliated company under common control by EACO’s majority stockholder acquired by EACO on March 24, 2010.

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

		Eight Months	Year Ended
	Year Ended	Ended August 31,	December 31,
	August 31, 2010	2009(#)	2008(#)

Distribution sales	$91,547	$54,365	$93,379
Cost of goods sold	67,048	38,112	66,947

Gross margin	24,499	16,253	26,432

Rental revenue	1,086	647	1,203
Cost of rental operations	1,706	796	1,954

Gross loss from rental operations	(620)	(149)	(751)

Operating expenses:
Selling, general and administrative expenses	21,763	15,615	22,852
Loss on disposition of equipment	—	146	—

Total operating expenses	21,763	15,761	22,852

Income from operations	2,116	343	2,829
Other non-operating income (expense):
Income (loss) on sale of trading securities	(3,481)	(6,386)	3,169
Unrealized gain (loss) on trading securities	1,314	4,233	(5,681)
Contract gain	—	—	722
Property impairment	—	—	(2,058)
Gain on extinguishment of obligation under capital lease	—	949	—
Interest and other income	26	8	169
Interest expense	(796)	(1,032)	(816)

Loss from continuing operations before income taxes	(821)	(1,885)	(1,666)
Provision (benefit) for income taxes	532	741	(420)

Loss from continuing operations	(1,353)	(2,626)	(1,246)
Discontinued operations:
Gain from discontinued operations, net of tax	—	138	—

Net loss	(1,353)	(2,488)	(1,246)
Undeclared cumulative preferred stock dividends	(95)	(57)	(76)

Net loss attributable to common shareholders	$(1,448)	$(2,545)	$(1,322)

Basic and diluted net loss per share:
Continuing operations	$(0.30)	$(0.55)	$(0.27)
Discontinued operations	—	0.03	—

Basic and diluted net loss	$(0.30)	$(0.52)	$(0.27)

Basic and diluted weighted average common shares outstanding**	4,862,079	4,862,079	4,862,079

**	Reflects 1 for 25 reverse stock split effected on March 23, 2010 and issuance of 4,705,669 shares effective March 24, 2010 in connection with the acquisition of Bisco Industries, Inc., an affiliated company under the common control of EACO’s majority stockholder. (See Note 1)

#	Retrospectively adjusted to include comparative historical information of Bisco Industries, Inc. an affiliated company under common control by EACO’s majority stockholder acquired by EACO on March 24, 2010.

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)
For the Year Ended August 31, 2010, Eight Months Ended August 31, 2009,
and the Year Ended December 31, 2008
(In thousands except per share amounts)

	Convertible				Additional	Accumulated	Accumulated
	Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Total

Balance, January 2, 2008	36,000	$1	4,862,079	$49	$12,378	$581	$2,838	$15,847
Preferred dividends	—	—	—	—	—	—	(38)	(38)
Comprehensive income — foreign currency translation adjustments:	—	—	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	—	—	(1,246)	(1,246)

Balance, December 31, 2008	36,000	1	4,862,079	49	12,378	415	1,554	14,397
Comprehensive income — foreign currency translation adjustments:	—	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	—	(2,488)	(2,488)

Balance, August 31, 2009	36,000	1	4,862,079	49	12,378	476	(934)	11,970
Comprehensive income — foreign currency translation adjustments:	—	—	—	—	—	163	—	163
Net loss	—	—	—	—	—	—	(1,353)	(1,353)

Balance, August 31, 2010	36,000	$1	4,862,079	$49	$12,378	$639	$(2,287)	$10,780

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

		Eight Months
	Year Ended	Ended	Year Ended
	August 31,	August 31,	December 31,
	2010	2009 (#)	2008 (#)

Operating activities:
Net loss	$(1,353)	$(2,488)	$(1,246)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	783	615	948
Gain on sub-lease contract	—	—	(721)
Gain on extinguishment of capital lease obligations	—	(949)	—
Property impairment charge	—	—	2,058
Inventory reserve	(48)	6	(17)
Loss on investments	2,167	2,153	2,512
Bad debt expense	49	60	42
(Increase) decrease in:
Trade accounts receivable	(2,072)	904	977
Inventory	332	660	135
Prepaid expenses and other assets	32	857	456
Increase (decrease) in:
Trade accounts payable	1,592	214	(242)
Receipt (repayment) of deposit liability	40	(8)	(42)
Accrued expenses and other current liabilities	(511)	(596)	(1,589)
Deferred taxes	114	271	(4,283)
Liabilities of discontinued operations	(246)	(282)	(199)

Net cash (used in) provided by operating activities	879	1,417	(1,211)

Investing activities:
Purchase of property and equipment	(524)	(605)	(514)
Change in restricted cash	1,545	(1,051)	2,889
Investments	(952)	664	(2,603)
Securities sold, not yet purchased	(1,101)	863	(1,922)
Proceeds from sale of property and equipment	—	633	36

Net cash (used in) provided by investing activities	(1,032)	504	(2,114)

Financing activities:
Net borrowings on revolving credit facility	433	150	1,400
Payment on capital lease obligation settlement	(1,562)	(500)	—
Issuance (payments) on long-term debt	(185)	(159)	1,046
Payments on capital lease obligations	—	—	(1)
Bank overdraft	882	(1,865)	498
Preferred stock dividends paid	—		(38)

Net cash (used in) provided by financing activities	(432)	(2,374)	2,905

Effect of exchange rate changes to cash	162	61	(166)

Net decrease in cash and cash equivalents	(423)	(392)	(586)
Cash and cash equivalents — beginning of period	1,683	2,075	2,661

Cash and cash equivalents — end of period	$1,260	$1,683	$2,075

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$297	$1,061	$765

Cash paid during the period for taxes	$1,268	$6	$2,115

#	Retrospectively adjusted to include comparative historical information of Bisco Industries, Inc. an affiliated company under common control by EACO’s majority stockholder acquired by EACO on March 24, 2010.

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and August 31, 2009

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization and Merger with Bisco Industries, Inc.

EACO Corporation (hereinafter alternatively referred to as “EACO,” the “Company,” “we,” “us,” and “our”) was organized under the laws of the State of Florida in September 1985. From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, the Company sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005. The only remaining activity of the restaurant operations relates to the workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets. Prior to the acquisition of Bisco (described below), the Company also owns four real estate properties held for leasing located in Florida and California.

On March 24, 2010, EACO completed the acquisition of Bisco, a company under the common control of EACO’s majority stockholder (Glen F. Ceiley). Bisco is a distributor of electronic components and fasteners with 37 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. The acquisition of Bisco (the “Acquisition”) was approved by the Company’s shareholders and consummated pursuant to an Agreement and Plan of Merger dated December 22, 2009 by and among EACO, Bisco Acquisition Corp., Bisco and Glen F. Ceiley (the “Agreement”). Pursuant to the Agreement, Bisco Acquisition Corp., a wholly-owned subsidiary of EACO, was merged with and into Bisco; Bisco was the surviving corporation in the merger and became a wholly-owned subsidiary of EACO. The transaction was accounted for as a combination of companies under common control using the historical balances of Bisco. (See Basis of Presentation below)

In connection with the Acquisition, EACO issued an aggregate of 4,705,669 shares of its common stock (the “Merger Shares”) to the sole shareholder of Bisco in exchange for all of the outstanding capital stock of Bisco. 36,000 shares of the Merger Shares will be held in escrow by EACO for twelve months as security for the indemnification obligations of the former Bisco shareholder to EACO as set forth in the Agreement.

Bisco’s sole shareholder was Glen F. Ceiley. After the Acquisition and the issuance of the Merger Shares, Mr. Ceiley owns 98.9% of the outstanding common stock of EACO. Mr. Ceiley also owns 36,000 shares of the Series A Cumulative Convertible Preferred Stock of EACO.

Change in Fiscal Year

On September 29, 2009, the Board of Directors approved a change in EACO’s fiscal year end to August 31. Prior to that, the fiscal year was the fifty-two or fifty-three week period ending on the Wednesday nearest to December 31. EACO reported the decision to change its fiscal year end to August 31 in a Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2009 and filed its transition report on Form 10-K for the eight month transition period ended August 31, 2009. See also Note 15 for additional information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include allowance for doubtful trade accounts receivable, slow moving and obsolete inventory

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability and the valuation allowance against deferred tax assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of EACO, its wholly-owned subsidiary Bisco Industries, Inc. and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are hereinafter collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements include the financial position and results of operations of Bisco and EACO for all periods presented. As a result of Mr. Ceiley having majority voting control over both entities during all periods presented, the consolidated financial statements were prepared in accordance with Accounting Standards Codification (“ASC”) 805-50, Transactions Between Entities Under Common Control, which specifies that in a combination of entities under common control, the entity that receives the assets or the equity interests shall initially recognize the assets and liabilities transferred at their historical carrying amounts at the date of transfer (“as-if pooling-of-interests” accounting). The financial statements of the receiving entity shall also report the results of operations for the period, the financial position and other financial information as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative historical information for periods during which the entities were under common control.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged three irrevocable letters of credit totaling $2,769,500, as of May 31, 2009. In May 2010, the Division lowered the required collateral required by the Company to $2,322,000. These letters are secured by certificates of deposits totaling $866,000 at August 31, 2010 and $1,313,500 at August 31, 2009 and the Company’s Sylmar Property.

The Company also has restricted cash of $0 and $1,101,200 at August 31, 2010 and August 31, 2009, respectively, on deposit with a securities brokerage firm, which relates to the liability for short sale of marketable trading securities.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $189,800 and $307,200 at August 31, 2010 and August 31, 2009, respectively.

Inventories

Inventories consist of electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are net of a reserve for slow moving or obsolete items of $732,000 and $684,000 at August 31, 2010 and August 31, 2009, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Real Estate Properties

Real estate properties held for leasing are stated at cost, net of accumulated depreciation. Maintenance, repairs and betterments which do not enhance the value or increase the life of the assets are expensed as incurred. Depreciation is provided for financial reporting purposes principally on the straight-line method over the following estimated useful lives: buildings and improvements — 25 years, land improvements — 25 years and equipment — 3 to 8 years. Leasehold improvements are amortized over the estimated useful life of the asset or remaining lease term, whichever is less.

Equipment and Leasehold Improvements

Equipment and leasehold improvements not used in conjunction with real estate properties are stated at cost net of accumulated amortization. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term, whichever is less.

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in earnings.

Long-Lived Assets

Long-lived assets (principally real estate, equipment and leasehold improvements) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, real estate properties are reviewed on an asset-by-asset basis. Recoverability of real estate property assets is measured by a comparison of the carrying amount of each operating property and related assets to future net cash flows expected to be generated by such assets. The Company recognized an impairment charge of $2,058,000 during the year ended December 31, 2008. For measuring recoverability of distribution operations assets, long-lived assets are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair values.

Investments

Investments consist of marketable trading securities and securities sold, not yet purchased consisting of the short-selling of securities, which results in obligations to purchase securities at a later date.

These securities are stated at fair value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by the average cost method and

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the market value of investment holdings during the period. At August 31, 2010 and August 31, 2009, marketable securities consisted of equity securities (including stock options) of publicly held domestic companies.

As of August 31, 2010 and August 31, 2009, the Company’s total obligation for securities sold and not yet purchased was $0 and $1,101,200, respectively. The Company recognized unrealized gains on securities sold, not yet purchased (“short sales”) of $1,101,200, gains of $510,300 and losses of $2,007,000 for the year ended August 31, 2010, eight months ended August 31, 2009 and year ended December 31, 2008, respectively. The Company recognized realized losses on short sales of $179,000, $2,718,600 and gains of $4,307,600 for the year ended August 31, 2010, eight months ended August 31, 2009 and year ended December 31, 2008, respectively. Restricted cash to collateralize the Company’s obligation for short sales totaled $0 and $1,101,200 at August 31, 2010 and August 31, 2009, respectively.

The Company recognized unrealized gains on trading securities not related to short sales of $212,800, losses of $4,743,300 and losses of $3,673,900 for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008, respectively. The Company recognized realized losses on trading securities not related to short sales of $3,302,000, $3,667,400 and $1,138,600 for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008, respectively.

Revenue Recognition

For the Company’s distribution operations, the Company’s shipping terms are FOB shipping point thus management generally recognizes Company revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of goods sold, and were approximately $2,012,900, $1,234,300 and $2,275,500 during the year ended August 31, 2010, eight months ended August 31, 2009 and year ended December 31, 2008, respectively.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings/Loss Per Common Share

Basic earnings (loss) per common share for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive shares represent those issuable upon conversion of convertible preferred stock, which were 40,000 at August 31, 2010 and 2009, and December 31, 2008. Such securities are excluded from diluted earnings per share as their effect would be anti-dilutive.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the year ended August 31, 2010, eight months ended August 31, 2009 and the year ended December 31, 2008. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the year ended August 31, 2010, the eight months ended August 31, 2009 and the year ended December 31, 2008 were $0.95, $0.85 and $0.94 Canadian dollars per one U.S. dollar, respectively.

Concentrations

Financial instruments that subject the Company to credit risk include cash balances maintained in the United States in excess of federal depository insurance limits and accounts receivable. Cash accounts maintained by the Company at domestic financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 at August 31, 2010 and 2009. The uninsured balance was $1,604,000 and $1,167,200 at August 31, 2010 and 2009, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

Net sales to customers outside the United States and related trade accounts receivable were approximately 6% and 6% of total sales and trade accounts receivable, respectively, at August 31, 2010, 6% and 9%, respectively, at August 31, 2009 and 5% and 7%, respectively, at December 31, 2008.

No single customer accounted for more than 10% of revenues for the year ended August 31, 2010, the eight months ended August 31, 2009 or the year ended December 31, 2008.

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

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended August 31, 2010, the eight months ended August 31, 2009 and during the year ended December 31, 2008, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a nonrecurring basis.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Management has evaluated its approach for making operating decisions and assessing the performance of our business and determined that the Company has two reportable segments: Distribution Operations and Real Estate Rental Operations. The Distribution Operations are those results of Bisco Industries, while the Real Estate Rental Operations reflect the results of EACO Corporation.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance as codified in ASC 810-10, “Consolidation of Variable Interest Entities” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)).” This guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities (“VIE’s”) and by requiring additional disclosures about a company’s involvement in variable interest entities. This guidance is generally effective for annual periods beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of this pronouncement will not result in a material impact to the Company’s financial position or results of operations.

NOTE 3.	REAL ESTATE PROPERTIES HELD FOR LEASING

Real estate properties held for leasing consist of four properties and are as follows at August 31, 2010 and August 31, 2009:

	August 31,	August 31,
	2010	2009

Land	$5,841,200	5,682,800
Buildings & improvements	5,842,500	6,242,300
Equipment	1,485,100	1,188,400

Total	13,168,800	13,113,500
Accumulated depreciation and amortization	(2,853,000)	(2,814,900)

	$10,315,800	10,298,600

One of the properties is located in Sylmar, California and the other three properties are located in Orange Park, Deland and Brooksville, Florida. The Sylmar Property consists of two industrial buildings with 65,000 total square feet. The other three properties are suited for restaurant use and approximately 30,000 combined square feet.

In the latter half of fiscal 2008, the real estate market in Florida declined considerably. In addition, the general economic climate in the United States has caused consumers to decrease discretionary spending, adversely affecting the restaurant industries. This situation combined with vacancies at three of the Company’s Florida properties triggered an analysis by management of the Company’s property holdings in the state of Florida as required by ASC 360-10, “Impairment or Disposal of Long-Lived Assets”. The Company contracted with an outside firm to value the properties in Florida. Management reviewed the appraisals on the properties and determined total impairment charges of $2,058,000 were required. The impairment charges referenced in

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the preceding sentence was recorded in December 2008. The properties are leased in fiscal 2010; accordingly, no impairment indicators existed as of August 31, 2010.

The following table shows the future minimum rentals due under non-cancelable operating leases (where the Company is the lessor or sublessor) in effect at August 31, 2010:

	Industrial	Restaurant
	Properties	Properties	Total

2011	$782,200	$483,600	$1,265,800
2012	797,100	526,000	1,323,100
2013	812,600	326,800	1,139,400
2014	781,100	336,300	1,117,400
2015	561,000	346,400	907,400
Thereafter	626,200	1,064,700	1,690,900
	$4,360,200	$3,083,800	$7,444,000

Rental income from leases was $1,086,000, $647,000 and $1,203,000 for the year ended August 31, 2010, eight months ended August 31, 2009 and year ended December 31, 2008, respectively.

For the year ended August 31, 2010, eight months ended August 31, 2009 and year ended December 31, 2008, depreciation expense was $335,300, $299,000 and $504,000, respectively.

Rental expense for operating leases for the eight months ended August 31, 2009 was $226,800. In September 2009, the Company purchased the Deland Property from the landlord terminating its only remaining lease.

NOTE 4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are summarized as follows at August 31, 2010 and 2009:

	August 31,	August 31,
	2010	2009

Machinery and equipment	$3,482,800	$3,406,300
Furniture and equipment	632,500	622,400
Vehicles	173,300	187,000
Leasehold improvements	1,097,400	1,083,700

	5,386,000	5,299,400
Less accumulated depreciation and amortization	(4,307,000)	(3,944,400)

	$1,079,000	$1,355,000

For the year ended August 31, 2010, eight months ended August 31, 2009 and year ended December 31, 2008, depreciation expense was $447,500, $316,000 and $444,200, respectively.

NOTE 5.	LINE OF CREDIT

The Company has a $10,000,000 line-of-credit agreement with a bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (.43% and .27% for the 60 day LIBOR at August 31, 2010 and August 31, 2009, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at August 31, 2010 and August 31, 2009, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement expired in October 2010 and was extended to December 31,

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010. The amount outstanding under this line of credit as of August 31, 2010 and August 31, 2009 was $8,900,400 and $8,467,400, respectively. Availability under the line of credit was $1,099,600 and $1,532,600 at August 31, 2010 and 2009, respectively.

As discussed above, the Company’s line of credit with the bank was extended to December 2010. Whereas management expects to extend its line of credit agreement and is in negotiations with the lender, there cannot be any assurance that such extension will occur or that such terms will be favorable. The line of credit provides liquidity and is used to fund operations in the normal course of business. The accompanying consolidated financial statements do not reflect the effects of this uncertainty.

The credit agreement contains nonfinancial and financial covenants requiring the maintenance of certain financial ratios. As of August 31, 2009, the Company was not in compliance with one covenant of the loan agreement relating to a $1,000,000 limit on short sale trading securities. The bank granted the Company a waiver regarding the default. In addition, beginning in fiscal 2010, the line of credit agreement established a quarterly debt covenant requiring trading losses in a quarter not to exceed pre-tax operating income for the quarter. As of August 31, 2010, the Company was in compliance with this quarterly debt covenant and all other covenants under the line of credit agreement.

NOTE 6.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	August 31,	August 31,
	2010	2009

Note payable to GE Capital Franchise Finance Corporation (“GE Capital”), secured by real estate, monthly principal and interest payments totaling $10,400, interest at thirty-day LIBOR rate (0.2755% at August 31, 2010) +3.75% (minimum interest rates of 7.3%), due December 2016	$626,000	$699,100
Note payable to Zion’s Bank, secured by real estate, monthly principal and interest payment totaling $8,402, interest at 6.7%, due April 2033	1,165,000	1,187,800
Note payable to Community Bank, secured by real estate, monthly principal and interest payment totaling $39,700, interest at 6.0%, due December 2017	5,541,000	5,671,900
Note payable to BMW Bank of North America, secured by automobile, monthly principal and interest payments totaling $1,800, interest at 0.9%, due July 2012	42,000	—

	7,374,000	7,558,800
Less current portion	(300,000)	(7,558,800)

	$7,074,000	$—

The scheduled payments for the above loans are as follows at August 31 2010:

2011	$300,000
2012	291,000
2013	287,000
2014	307,000
2015	328,000
Thereafter	5,861,000

$7,374,000

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The GE Capital loan is secured by the Company’s Orange Park Property. The Community Bank loan is secured by the Company’s Sylmar Property. The Zion’s Bank loan is secured by the Company’s Brooksville Property.

The loan from Zion’s Bank requires the Company to comply with certain financial covenants and ratios measured annually beginning with the 12-month period ended December 31, 2008, as defined in the loan agreement. As of August 31, 2009, the Company was not in compliance with one covenant of the loan agreement. Zion’s Bank did not grant the Company a waiver regarding that default. Violation of the Zion Bank covenant triggered a cross default provision with the GE Capital and Community Bank loans and, as a result, because the Company did not obtain waivers from creditors, such loans were classified as current liabilities as of August 31, 2009. During fiscal 2010, the Company cured the breach with Zion’s Bank. Accordingly, as of August 31, 2010, the Company is in compliance with the bank’s covenants. As a result of the cure with Zion’s Bank, the Company believes it is also in compliance with the covenants on the GE Capital and Community Bank loans as of August 31, 2010.

NOTE 7.	SHAREHOLDERS’ EQUITY

Loss per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for income (loss) from continuing operations and net income (loss) from continuing operations attributable to common shareholders:

		For the
	For the	Eight Months	For the
	Year Ended	Ended	Year Ended
	August 31, 2010	August 31, 2009	December 31, 2008
	(In thousands, except per share information)

EPS from continuing operations — basic and diluted:
Net loss from continuing operations	$(1,353)	$(2,626)	$(1,246)
Less: undeclared cumulative preferred stock dividends	(95)	(57)	(76)

Net loss from continuing operations for basic and diluted EPS computation	$(1,448)	$(2,683)	$(1,322)

Weighted average common shares outstanding for basic and diluted EPS computation*	4,862,079	4,862,079	4,862,079
Loss per common share from continuing operations — basic and diluted	$(0.30)	$(0.55)	$(0.27)

*	Reflects 1 for 25 reverse stock split effected on March 23, 2010 and issuance of 4,705,669 shares effective March 24, 2010 in connection with the merger with Bisco. The reverse split has been reflected retrospectively to the earliest period presented herein.

Stock Options

The Company has no stock options outstanding and has 200,000 common shares reserved for future grants at August 31, 2010. During the year ended August 31, 2010, eight months ended August 31, 2009 and the year ended December 31, 2008, the Company awarded no stock options, nor did any option awards vest during the periods noted, and thus, the Company recorded no compensation expense related to stock options during these periods. During the year ended August 31, 2010, eight months ended August 31, 2009 and year ended December 31, 2008, no stock options were exercised, and therefore, no cash was received from stock option exercises.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

The Company’s Board of Directors is authorized to establish the various rights and preferences for the Company’s preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares (900,000 shares prior to the March 23, 2010 reverse stock split) of its Series A Cumulative Convertible Non-Voting Preferred Stock (the “Preferred Stock”) to the Company’s CEO, with an 8.5% dividend rate at a price of $25 per share for a total cash purchase price of $900,000. Holders of the Preferred Stock have the right at any time to convert the Preferred Stock and accrued but unpaid dividends into shares of the Company’s common stock at the conversion price of $22.50 per share. In the event of a liquidation or dissolution of the Company, holders of the Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders $25 per share plus all unpaid dividends before any payments are made to the holders of common stock. Unpaid cumulative preferred stock dividends totaled $209,000 at August 31, 2010.

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

The Company has a defined contribution 401(k) profit sharing plan for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under the plan, employees may contribute up to 15% of their compensation. The Company matched 50% of the employee contributions up to 4% of employees’ compensation in the 2009 fiscal year. The Company temporarily suspended the matching contribution for the fiscal year ended August 31, 2010. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $0, $121,200 and $147,500 for the year ended August 31, 2010, eight months ended August 31, 2009 and year ended December 31, 2008, respectively.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	DISCONTINUED OPERATIONS

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2010. As of August 31, 2010 and August 31, 2009, the estimated claim liability was $3,075,000 and $3,322,000, respectively.

On May 28, 2009, the Company reached a settlement with one of its self insured worker’s compensation third party administrators (“TPA”) regarding an outstanding worker’s compensation claim against the Company. In the settlement, the TPA agreed to indemnify the Company for a portion of the claim the Company paid with regard to one claimant. The settlement of $200,000 ($138,000 net of tax) is included in gain on discontinued operations in the Company’s consolidated statement of operations for the eight months ended August 31, 2009.

NOTE 10.	INCOME TAXES

The following summarizes the Company’s provision (benefit) for income taxes on loss from continuing operations:

		For the
	For the	Eight Months	For the
	Year Ended	Ended	Year Ended
	August 31, 2010	August 31, 2009	December 31, 2008

Current:
Federal	$245,800	$272,700	$957,400
State	171,800	142,600	276,200
Foreign	—	55,800	123,100

	417,600	471,100	1,356,700
Deferred:
Federal	225,900	250,400	(1,747,700)
State	(38,200)	28,700	(19,800)
Foreign	(73,300)	(9,200)	(9,300)

	114,400	269,900	(1,776,800)

	$532,000	$741,000	$(420,800)

Income taxes for the year ended August 31, 2010, eight months ended August 31, 2009 and the year ended December 31, 2008 differ from the amounts computed by applying the federal statutory corporate rate of 34% to the pre-tax loss from continuing operations.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences are reconciled as follows:

		For the
	For the	Eight Months	For the
	Year Ended	Ended	Year Ended
	August 31, 2010	August 31, 2009	December 31, 2008

Current:
Expected income tax benefit at statutory rate	$(279,300)	$(640,900)	$(566,300)
Increase (decrease) in taxes due to:
State tax, net of federal benefit	(28,100)	(111,100)	(106,600)
Permanent differences	20,000	37,500	88,900
Change in deferred tax asset valuation allowance	844,600	1,473,400	149,000
Other, net	(25,200)	(17,900)	14,200

Income tax expense (benefit)	$532,000	$741,000	$(420,800)

The components of deferred taxes at August 31, 2010 and 2009 are summarized below:

	August 31,	August 31,
	2010	2009

Deferred tax assets:
Net operating loss	$3,662,100	$3,988,900
Capital losses	3,620,200	2,263,000
Allowance for doubtful accounts	74,000	112,000
Accrued expenses	282,600	254,000
Accrued worker’s compensation	1,199,900	1,296,100
Related party interest accrual	144,400	—
Inventory reserve	456,100	447,100
Unrealized losses on investment	8,700	521,300
Excess of tax over book depreciation	134,800	89,700
Other	208,800	89,300

Total deferred tax assets	9,791,600	9,061,400
Valuation allowance	(4,183,600)	(3,339,000)

	5,608,000	5,722,400
Deferred tax liabilities:
Deferred gains	(1,151,500)	(1,151,500)

Total deferred tax liabilities	(1,151,500)	(1,151,500)

Net deferred tax asset	$4,456,500	$4,570,900

At August 31, 2010, the Company has Federal net operating loss carryforwards (“NOL’s”) of approximately $9.1 million, which will begin to expire in 2024 and state NOL’s of approximately $11.7 million, which will begin to expire in 2017. The Company also had capital loss carryforwards of approximately $9.28 million and $5.80 million respectively, which are deductible only to the extent the Company, has future capital gains.

In accordance with Sections 382 and 383 of the Internal Revenue Code, the utilization of Federal NOL’s and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three-year testing period (as defined). Management has determined that the merger with Bisco would not limit the Company’s utilization of its NOL or credit carryovers.

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance.

Immediately prior to the merger, Eaco reported its financial statements on a separate entity basis, and recorded a valuation allowance of approximately $4.5M on its entire net deferred tax assets. The full valuation allowance was predicated on significant cumulative pre-tax losses as well as significant federal return losses that Eaco incurred over the previous three years. Under the ASC 740 standards, the aforementioned cumulative losses are strong negative evidence that would normally override other positive evidence and therefore a full valuation allowance was recorded on all the net deferred tax assets of Eaco.

As a result of the merger with Bisco, management concluded that certain deferred tax assets would be realized, primarily the pre-merger net operating loss carryforwards (“NOLs”) of the Company. Management reviewed the positive and negative evidence available at August 31, 2009 and 2010 and determined that the capital losses, unrealized losses and Eaco’s state net operating losses did not meet the more likely than not threshold required to be recognized. As such a valuation allowance was retained on these deferred tax assets.

Management forecasted taxable income for Bisco of $4.6 million and $5.2 million for the years ended August 31, 2010 and 2011, respectively. Management considered the forecast of pre-tax income and strong history of pre-tax earnings and taxable income, and determined that a valuation allowance was not necessary for Eaco’s deferred tax assets.

The guidance in the Transactions Between Entities Under Common Control, subsections of ASC 805-50, does not specifically address the accounting for the deferred tax consequences that may result from a transfer of net assets or the exchange of equity interest between enterprises under common control. Although such a transaction is not a pooling of interests, it appears as if the guidance of FAS 109, paragraphs 270-272, which addresses the income tax accounting effects of a pooling-of-interests transaction should be applied by analogy.

When a transaction combines two or more commonly controlled entities that historically have not been presented together, the resulting financial statements are, in effect considered those of a different reporting entity. This resulted in a change in reporting entity, which requires retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control.

In the periods prior to the transaction date, a combining entity’s deferred tax assets cannot offset the other entity’s taxable income unless allowed under certain jurisdictional tax laws. However, taxable income of the combined operations subsequent to the combination date should be considered in assessing the need for a valuation allowance in the retrospectively adjusted historical financial statements. Accordingly, in the retrospectively adjusted historical financial statements, the valuation allowance retained on the deferred tax assets was different than the valuation allowances in the entity’s separate financial statement before the transfer of exchange. The change in the combined entities’ valuation allowance was recognized as an adjustment to retained earnings and resulted in a restatement to the entities’ prior-period financial statements on a combined basis.

Prior to the merger, the Company, on a separate entity basis, was in a cumulative loss position and generated taxable losses annually for the previous three years. Based upon this negative evidence, a valuation allowance was retained on its entire deferred tax assets. The merger changed the basis of presentation and the Company evaluated the need for a valuation allowance based upon the combined operations of the new reporting entity. The Company evaluated the positive and negative evidence and determined that part of the valuation allowance should be released as an adjustment to beginning retained earning. The release of the

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation was based upon the new reporting entities strong history of earnings and forecast of taxable income that were available on January 1, 2008.

On January 1, 2007, we adopted ASC 740 “Income Taxes” formerly the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 an interpretation of FASB Statement No. 109 (ASC 740). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company decreased liability for unrecognized tax benefit related to tax positions in prior periods by $15,000 due to the close of a state audit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009

Balance at September 1,	$15,000	$15,000
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to prior years and settlements	(15,000)	—
Reductions based on the lapse of the statutes of limitations	—	—
Balance at August 31,	$0	$15,000

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of August 31, 2010, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the US, Canada and various states. The Company’s tax years for 2006, 2007, 2008 and 2009 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2006.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be subject to legal proceedings and claims which a rising in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows

Lease Obligations

The Company leases its facilities under operating lease agreements (three of which are with its stockholder) which expire on various dates through September 2018 and require minimum annual rentals ranging from $1,000 to $26,000 per month. Certain of the leases contain options for renewal under varying terms.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum future rental payments under operating leases are as follows:

Years ending August 31:
2011	$1,195,700
2012	573,800
2013	347,800
2014	264,900
2015	291,800
Thereafter	742,100

$3,416,100

Rental expense for all operating leases for the year ended August 31, 2010 and eight months ended August 31, 2009 was approximately $1,647,200 and $1,134,000, respectively.

NOTE 12.	RELATED PARTY TRANSACTIONS

The Company leases three buildings under operating lease agreements from its majority stockholder. During the year ended August 31, 2010 and eight months ended August 31, 2009, the Company incurred approximately $529,200 and $352,800, respectively, of expense related to these leases. Such amounts (and the future minimum obligations under these lease agreements relating to fiscal 2010-2014 and thereafter) are included in the related disclosures set forth in Note 10.

NOTE 13.	SEGMENT REPORTING

The Company operates in two reportable business segments; Distribution Operations and Real Estate Rental Operations. Executive management evaluates performance based on gross margins, selling general and administrative expenses and net profits. Management also reviews the returns on the rental real estate properties, inventory, accounts receivable and marketable securities (segment assets).

	For the Year Ended			For the Eight Months Ended			For the Year Ended
	August 31, 2010			August 31, 2009			December 31, 2008
	Real Estate			Real Estate			Real Estate
	Rental	Distribution	Total	Rental	Distribution	Total	Rental	Distribution	Total
	(In thousands)

Revenues	$1,086	$91,547	$92,633	$647	$54,365	$55,012	$1,203	$93,379	94,582
Cost of revenues	1,706	67,048	68,754	796	38,112	38,908	1,954	66,947	68,901
Gross margin (loss)	(620)	24,499	23,879	(149)	16,253	16,104	(751)	26,432	25,681
Interest expense	515	281	796	607	425	1,032	641	175	816
Selling, general & administrative expense	375	21,388	21,763	299	15,316	15,615	504	22,348	22,852
Losses on securities trading	—	(2,167)	(2,167)	—	(2,153)	(2,153)		(2,512)	(2,512)
Non-operating income/(expense)	26	—	26	957	—	957	(1,167)	—	(1,167)
Segment profit (loss)	(1,641)	288	(1,353)	(686)	(1,940)	(2,626)	(4,032)	2,786	(1,246)
Segment assets	11,280	30,045	41,325	11,611	31,562	43,173	N/A	N/A	N/A

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended			For the Eight Months Ended			For the Year Ended
	August 31, 2010			August 31, 2009			December 31, 2008
	United			United			United
	States	Canada	Total	States	Canada	Total	States	Canada	Total
	(In thousands)

Revenues	88,417	4,216	92,633	$53,189	1,823	55,012	89,674	4,908	94,582
Identifiable assets	39,062	2,263	41,325	40,860	2,313	43,173	N/A	N/A	N/A

NOTE 14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses to estimate the fair value of an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include price and marketable securities that are actively traded.

Level 2:  Inputs other than Level 1 that are observable, either directly or indirectly. At this time, the Company holds no Level 2 financial instruments.

Level 3:  Unobservable inputs.

The following table sets forth by level, within the fair value hierarchy, certain assets and a financial liability at estimated fair value as of August 31, 2010 and August 31, 2009:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

August 31, 2010
Marketable securities	$817,000	—	—	$817,000
August 31, 2009
Marketable securities	$2,031,800	—	—	$2,031,800
Liability for short sales of trading securities	(1,101,200)	—	—	(1,101,200)

NOTE 15.	COMPARATIVE EIGHT -MONTH FINANCIAL INFORMATION

Effective as of September 29, 2009, the Board of Directors of EACO approved a change to its fiscal year end to August 31. Prior to that, the fiscal year was the fifty-two or fifty-three week period ending on the Wednesday nearest to December 31. Consolidated Statements of Operations for the eight months ended August 31, 2009 and 2008 are summarized below. All data for the eight months ended August 31, 2008 are derived from the Company’s unaudited Condensed Consolidated Financial Statements for 2008:

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31
	2009*	2008*
		(Unaudited)

Distribution sales	$54,365	$63,660
Cost of goods sold	38,112	43,530

Gross margin	16,253	20,130
Rental revenue	647	916
Cost of rental operations	796	1,739

Gross loss from rental operations	(149)	(823)
Operating expenses:
Selling, general and administrative expenses	15,615	15,477
Loss on disposition of equipment	146	—

Income from operations	343	3,830
Other non-operating income (expense):
Gain (loss) on sale of trading securities	(6,386)	1,767
Unrealized gain (loss) on trading securities	4,233	(12)
Gain on extinguishment of obligation under capital lease	949	—
Interest and other income	8	163
Interest expense	(1,032)	(606)

Income (loss) from continuing operations before income taxes	(1,885)	5,142
Provision for income taxes	741	682

Income (loss) from continuing operations	(2,626)	4,460
Discontinued operations:
Gain from discontinued operations, net of tax	138	—

Net income (loss)	(2,488)	4,460

Undeclared cumulative preferred stock dividends	(57)	(57)

Net income (loss) attributable to common shareholders	$(2,545)	$4,403

*	Reflects the merger with Bisco Industries, Inc as of the earliest period presented.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated December 22, 2009 by and between EACO Corporation, Bisco Acquisition Corp., Bisco Industries, Inc. and Glen Ceiley (Exhibit 2.1 of the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, , Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)
3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.1	Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.2	Form of Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2012. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)
10.3	Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)
10.4	Settlement Agreement dated as of May 9, 2008 by and among EACO Corporation, Horn Capital Realty, Inc. and Jonathan S. Horn. (Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 9, 2008 is hereby incorporated by reference.)

Exhibit No.		Description

10.5		Settlement Agreement dated as of January 22, 2008 by and between EACO Corporation, Glen Ceiley, Florida Growth Realty, Inc. and Robert Lurie. (Exhibit 10.1 to the Company’s current report on Form 8-K/A filed with the SEC on January 23, 2008 is incorporated by reference.)
10	.6+	2002 Long-Term Incentive Plan (Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on May 1, 2002, is hereby incorporated by reference)
10.7		Form of Note Agreement by and between Bisco Industries, Inc. and EACO Corporation (Exhibit 10.7 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.8		Purchase and Sale Agreement dated July 31, 2009 by and between Gottula Properties, LLC and EACO Corporation (Exhibit 10.8 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.9		Management Agreement dated March 3, 2006 by and between EACO Corporation and Bisco Industries, Inc. (Exhibit 10.9 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
21.1		Subsidiaries of the Company.
23.1		Consent of Squar, Milner, Peterson, Miranda & Williamson LLP.
31.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.