Form 10-Q
period 2010-11-30
EACO CORP
filed 2011-01-19
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 13, 2011, 4,862,079 shares of the registrant’s common stock were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share information)

	Three Months Ended
	November 30,
	2010	2009(#)
	(unaudited)

Distribution sales	$25,344	$20,206
Cost of goods sold	18,477	14,649

Gross margin from distribution operations	6,867	5,557

Rental revenue	312	242
Cost of rental operations	235	299

Gross margin (loss) from rental operations	77	(57)

Operating expenses:
Selling, general and administrative expenses	6,120	5,574

Income (loss) from operations	824	(74)

Other non-operating income (expense):
Gain (loss) on sale of trading securities	6	(1,181)
Unrealized gain on trading securities	209	566
Interest expense, net	(195)	(209)

Net income (loss) from continuing operations before income taxes	844	(898)
Provision (benefit) for income taxes	244	(292)

Net income (loss)	600	(606)
Undeclared cumulative preferred stock dividend	(19)	(19)

Net income (loss) attributable to common shareholders	$581	$(625)

Basic and diluted net income (loss) per share attributable to common shareholders	$0.12	$(0.13)

Weighted average common shares outstanding — Basic**	4,862,079	4,862,079

Weighted average common shares outstanding — Diluted**	4,902,079	4,862,079

#	Retrospectively adjusted to include comparative historical information of Bisco Industries, Inc. an affiliated company under common control by Eaco’s majority stockholder acquired by Eaco on March 24, 2010.

**	Reflects 1 for 25 reverse stock split effected on March 23, 2010 and issuance of 4,705,669 shares effective March 24, 2010 in connection with the merger with Bisco
See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	November 30,	August 31,
	2010	2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$733	$1,260
Trade accounts receivable, net	11,628	11,114
Inventory, net	10,686	10,009
Marketable securities, trading	962	817
Prepaid expenses and other current assets	748	260
Deferred tax asset, current	1,896	1,896

Total current assets	26,653	25,356

Non-current Assets:
Restricted cash	632	866
Real estate properties held for leasing, net	10,212	10,316
Equipment and leasehold improvements, net	1,002	1,079
Deferred tax asset	2,530	2,561
Other assets, principally deferred charges, net of accumulated amortization	1,106	1,147

Total assets	$42,135	$41,325

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$9,192	$9,226
Accrued expenses and other current liabilities	1,324	1,823
Line of credit	9,503	8,900
Liabilities of discontinued operations — short-term	147	147
Current portion of long-term debt and obligation under capital lease	302	300

Total current liabilities	20,468	20,396

Non-current Liabilities:
Liabilities of discontinued operations — long-term	2,872	2,928
Deposit liability	147	147
Long-term debt	7,014	7,074

Total liabilities	30,501	30,545

Shareholders’ Equity:
Convertible preferred stock of $0.01 par value; authorized 10,000,000 shares; 36,000 shares outstanding at November 30, 2010 and August 31, 2010 (liquidation value $900)	1	1
Common stock of $0.01 par value; authorized 8,000,000 shares; 4,862,079** shares outstanding at November 30, 2010 and August 31, 2010	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	893	639
Accumulated deficit	(1,687)	(2,287)

Total shareholders’ equity	11,634	10,780

Total liabilities and shareholders’ equity	$42,135	$41,325

**	Reflects 1 for 25 reverse stock split effected on March 23, 2010 and issuance of 4,705,669 shares effective March 24, 2010 in connection with the merger with Bisco
See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	November 30,
	2010	2009(#)
	(Unaudited)
Operating activities:
Net income (loss)	$600	$(606)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	204	223
Bad debt expense	52	—
Change in inventory reserve	35	(12)
Net (gains)/losses on investments	(215)	615
(Increase) decrease in:
Trade accounts receivable	(566)	125
Inventory	(712)	661
Prepaid expenses and other assets	(447)	507
Deferred tax asset	31	(1,932)
Increase (decrease) in:
Trade accounts payable	(34)	1,218
Accrued expenses and other current liabilities	(499)	(10)
Liabilities of discontinued operations	(56)	(38)

Net cash (used in) provided by operating activities	(1,607)	751

Investing activities:

Purchase of property and equipment	(23)	(2,058)
Marketable securities, trading	70	(361)
Securities sold, not yet purchased	—	1,140
Increase in restricted cash	—	(1,140)
Release of restricted cash	234	—

Net cash provided by (used in) investing activities	281	(2,419)

Financing activities:
Net borrowings on revolving credit facility	603	850
Payments on long-term debt	(58)	(55)

Net cash provided by financing activities	545	795
Effect of foreign currency exchange rate changes on cash and cash equivalents	254	141

Net decrease in cash and cash equivalents	(527)	(732)

	Three Months Ended
	November 30,
	2010	2009(#)
	(Unaudited)
Cash and cash equivalents — beginning of period	1,260	1,683

Cash and cash equivalents — end of period	$733	$951

Supplemental disclosures of cash flow information:
Cash paid for interest	$76	$286

Cash paid for taxes	$96	$574

Non-cash investing activities:
Deposit applied to purchase of Deland Property	$—	$200

#	Retrospectively adjusted to include comparative historical information of Bisco Industries, Inc., an affiliated company under common control by Eaco’s majority stockholder acquired by Eaco on March 24, 2010.
See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization and Merger with Bisco Industries, Inc.
EACO Corporation was organized under the laws of the State of Florida in September l985. From the inception of EACO through June 2005, the Company’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005. The only remaining activity of the restaurant operations relates to the workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets. EACO’s remaining operations principally consisted of managing five real estate properties held for leasing located in Florida and California.
On March 24, 2010, EACO completed the acquisition of Bisco Industries, Inc. (“Bisco”), a company under the common control of EACO’s majority shareholder (Glen F. Ceiley). The acquisition of Bisco (the “Acquisition”) was consummated pursuant to an Agreement and Plan of Merger dated December 22, 2009 by and among EACO, Bisco Acquisition Corp., Bisco and Glen F. Ceiley (the “Agreement”). Pursuant to the Agreement, Bisco Acquisition Corp., a wholly-owned subsidiary of EACO, was merged with and into Bisco; Bisco was the surviving corporation in the merger and became a wholly-owned subsidiary of EACO. The transaction was accounted for as a combination of companies under common control using the historical balances of Bisco (See Basis of Presentation below).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include allowance for doubtful accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability and the valuation allowance against deferred tax assets. Actual results could differ from those estimates.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included.
The unaudited condensed consolidated financial statements include the financial position and results of operations of Bisco for all periods presented. As a result of Mr. Ceiley having majority voting control over both entities during all periods presented, the unaudited condensed consolidated financial statements were prepared in accordance with Accounting Standards Codification (“ASC”) 805-50, “Transactions Between Entities Under Common Control”. Pursuant to this guidance the assets and liabilities of Bisco were transferred at their historical carrying amounts at the date of transfer (“as-if pooling-of-interests” accounting) and the results of operations for the period, the financial position and other financial information were reported as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative information for periods during which the entities were under common control.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. Amounts related to disclosure of August 31, 2010 balances within these condensed consolidated financial statements were derived from the separate audited financial statements of EACO and Bisco as of August 31, 2010. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.
Principles of Consolidation
The consolidated financial statements include the accounts of EACO Corporation, it’s wholly-owned subsidiary Bisco Industries, Inc. and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.
Note 2. Significant Accounting Policies
Restricted Cash
The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged three irrevocable letters of credit totaling $2,322,000 as of November 30, 2010 and August 31, 2010. These letters were secured by certificates of deposits totaling $632,000 at November 30, 2010 and $866,000 at August 31, 2010 and the Company’s real estate property in Sylmar, California (“Sylmar Property”).
Trade Accounts Receivable
Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was $246,600 and $212,800 at November 30, 2010 and August 31, 2010, respectively.
Inventories
Inventories consist of finished goods, primarily electronic fasteners and components, stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are net of a reserve for slow moving or obsolete items of $767,000 and $732,000 at November 30, 2010 and August 31, 2010, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.
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

Earnings/Loss Per Common Share
Basic earnings (loss) per common share for the periods ended November 30, 2010 and 2009 were computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Dilutive shares represent those issuable upon exercise or conversion of options, stock warrants and convertible preferred stock (See Note 4).
Foreign Currency Translation and Transactions
Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three months ended November 30, 2010 and 2009, respectively. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the three months ended November 30, 2010 and 2009 were $0.98 and $0.94 Canadian dollars per one U.S. dollar, respectively.
Concentrations
Net sales to customers outside the United States and related trade accounts receivable are approximately 4% and 5% of total sales and trade accounts receivable, respectively, at November 30, 2010 and 6% and 6%, respectively, at August 31, 2010.
No single entity accounted for more than 10% of revenues for the three months ended November 30, 2010 and 2009.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Management has evaluated its approach for making operating decisions and assessing the performance of our business and determined that the Company has two reportable segments: Distribution Operations and Rental Real Estate Operations (See Note 7).
Note 3. Line of Credit
The Company has a $10,000,000 line-of-credit agreement with a bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.23% and 0.27% for the 60 day LIBOR at November 30, 2010 and August 31, 2010, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2010 and August 31, 2010, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement which was to expire in October 2010, has been extended to February 28, 2011. The Company is currently in negotiations for a new line of credit; however, we cannot assure you that we will be successful in obtaining a new line of credit or that the terms will be favorable. The line of credit provides liquidity and is used to fund operations in the normal course of business.
The amount outstanding under this line of credit as of November 30, 2010 and August 31, 2010 was $9,503,400 and $8,900,400, respectively. Availability under the line of credit was $496,600 and $1,099,600 at November 30, 2010 and August 31, 2010, respectively.
The credit agreement contains nonfinancial and financial covenants requiring the maintenance of certain financial ratios. As of November 30, 2010, the Company was in compliance with all covenants.

Note 4. Earnings (Loss) per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted computations for net income (loss) per share attributable to common shareholders:

	For the three months ended
	November 30,
(In thousands, except share and per share information)	2010	2009

Net income (loss)	$600	$(606)
Undeclared cumulative preferred stock dividends	(19)	(19)

Net income (loss) attributable to common shareholders	$581	$(625)

Weighted average common shares outstanding — Basic	4,862,079	4,862,079

Effect of dilutive securities — convertible preferred stock	40,000	—

Weighted average common shares outstanding — Diluted	4,902,079	4,862,079

Net income (loss) per share attributable to common shareholders — Basic and diluted	$0.12	$(0.13)

For the three months ended November 30, 2009, 40,000 shares have been excluded from the computation of loss per share because the effects would have been anti-dilutive.
Note 5. Discontinued Operations
When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying balance sheet. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2010. No changes to the estimated claim liability were recorded during the three months ended November 30, 2010 or 2009.
Note 6. Related Party Transactions
The Company leases three buildings under operating lease agreements from its majority stockholder. During the three month periods ended November 30, 2010 and 2009, the Company incurred approximately $128,400, respectively, of expense related to these leases.

Note 7. Segment Reporting
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

	For the three months ended			For the three months ended
	November 30, 2010			November 30, 2009
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(In thousands)
Revenues from external customers	$312	$25,344	$25,656	$242	$20,206	$20,448
Cost of revenues	235	18,477	18,712	299	14,649	14,948

Gross profit	77	6,867	6,944	(57)	5,557	5,500
Selling, general and administrative expenses	112	6,008	6,120	109	5,465	5,574
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates and projections and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in general and administrative costs, our ability to develop and maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and relationships with suppliers; the willingness of GE Capital, Community Bank or other lenders to extend financing commitments and the availability of capital resources, repairs or similar expenditures required for existing properties due to weather or acts of God, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.
Overview
EACO Corporation was organized under the laws of the State of Florida in September l985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying financial statements. Since June 2005, our operations have principally consisted of managing four rental properties held for investment in Florida and California. As a result of our March 2010 acquisition of Bisco Industries, Inc., we currently operate in two reportable segments: the Rental Real Estate Operations segment, which consists of managing the four rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco and is alternatively referred to in this report as the Bisco segment. Revenues derived from the Bisco segment represented approximately 99% of the total revenues for the three months ended November 30, 2010 and the year ended August 31, 2010 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future.
Critical Accounting Policies
Use of Estimates
The preparation of the condensed financial statements of the Company requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the Company’s workers’ compensation liability, the depreciable lives of assets, allowance against accounts receivable, estimated loss on or impairment of long-lived assets and the valuation allowance against deferred tax assets. Actual results could differ from those estimates. For additional description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 as filed with the SEC on December 14, 2010.
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
Deferred Tax Assets
The Company’s policy for recording a valuation allowance against deferred tax assets (see Note 10 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31,2010 as filed with the SEC on December 14, 2010) is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or when future deductibility is uncertain. In accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), the Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. ASC 740 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses and/or significant decreases in operations. As a result of the Company’s disposal of significant business operations, management concluded that a valuation allowance should be recorded against certain federal and state tax credits. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.
Results of Operations
Comparison of the Three Months Ended November 30, 2010 and 2009 (unaudited)
Distribution Sales and Gross Margin (in thousands)

	Three Months Ended Nov 30,		$	%
	2010	2009	Change	Change

Distribution sales	$25,344	$20,206	$5,138	25.4%
Cost of goods sold	18,477	14,649	3,828	26.1

Gross margin	$6,867	$5,557	$1,310
Gross margin %	27.1%	27.5%		(0.1)%
Net sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to its customers. The increase in net sales in the three months ended November 30, 2010 (“Q1 2011”) was largely due to increased unit sales, resulting from an increase in manufacturing in some of the markets in which the Company operates, especially military and aerospace. Additionally, the Company has seen a significant increase in sales to manufacturers in Southeast Asia. The Company maintained the same number of sales offices in the United States and Canada in Q1 2011 as it did for the three months ended November 30, 2009 (“Q1 2010”). However, the Company did increase sales headcount by 9.2%, mainly through the hiring of temporary employees.
Rental Income and Gross Margin (in thousands)

	Three Months Ended Nov 30,		$	%
	2010	2009	Change	Change

Rental revenue	$312	$242	$70	28.9%
Cost of rental operations	235	299	(64)	(21.4)

Gross profit	$77	$(57)	$134
Gross margin %	24.6%	(23.5)%		48.1%
Rental revenue in the Real Estate Rental Operations increased in Q1 2011 due to the leasing of the restaurant property in Deland, Florida (“Deland Property”) in March 2010 and the restaurant property in Orange Park, Florida (“Orange Park Property”) in June 2010. Both properties had been vacant during Q1 2010. This increase resulted in a gross margin compared to a gross loss in the prior year period. The cost of rental operation decreased 21.4% in Q1 2011 due to a decrease in expenses related to maintaining vacant properties.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended Nov 30,			%
	2010	2009	$ Change	Change

Selling, general and administrative expenses	$6,120	$5,574	$546	9.7%
Percent of distribution sales	24.1%	27.5%		(3.1)%
     Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs for the Distribution Operations. SG&A in Q1 2011 increased from Q1 2010 largely due to increased bonuses and commissions payable to employees as a result of the increase in net sales and an increase in temporary help and salaries as the Company increased staffing to fulfill increased orders. As a percentage of distribution sales, SG&A decreased as the Company increased the efficiency of its current staff through performance matrices, resulting in a smaller increase in percentage of expense as compared to the percentage increase in sales.
Non-operating Income (Expense) (in thousands)

	Three Months Ended Nov 30,		$	%
	2010	2009	Change	Change
Other income (expense):
Gain (loss) on sale of trading securities	$6	$(1,181)	$1,187	100.5%
Unrealized loss on trading securities	209	566	(357)	(63.0)
Interest expense, net	(195)	(209)	14	6.6

Other income (expense), net	$20	$(824)	$844	100.2%
Other income (expense), net as a percent of sales	0.0%	(4.0)%		4.0%
Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to maximize return. During Q1 2011, the Company recognized $215,000 in net realized and unrealized gains, which were primarily due to the sharp increase in several of the positions the Company was holding. The Company experienced declines of $615,000 during Q1 2011, due mainly to losses associated with short positions the Company was holding.
Income Tax Provision (in thousands)

	Three Months Ended November 30,		$	%
	2010	2009	Change	Change

Income tax provision (benefit)	$244	$(292)	$536	183.5%
Percent of net sales	0.9%	(1.4)%		2.3%
The provision for income taxes increased by $0.5 million in the three month period ended November 30, 2010 over the prior year period, which resulted from higher pre-tax income in the current period as compared to a loss in the prior year period. The effective tax rates for the three months ended November 30, 2010 and 2009 were 28.9% and -32.5%, respectively.
Liquidity and Capital Resources
The Company’s Distribution Operations has historically funded its operations from cash generated from its operations and/or by trading in marketable domestic equity securities. The Company has a $10,000,000 line-of-credit agreement with a bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.23% and 0.27% for the 60 day LIBOR at November 30, 2010 and August 31, 2010, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2010 and August 31, 2010). Borrowings are secured by substantially all of the assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement, which was to expire in October 2010, has been extended to February 28, 2011. The Company is currently in negotiations for a new line of credit; however, we cannot assure you that we will be successful in obtaining a new line of credit. The line of credit provides liquidity and is used to fund operations in the normal course of business. The accompanying condensed consolidated financial statements do not reflect the effects of this uncertainty.
The amount outstanding under this line of credit as of November 30, 2010 and August 31, 2010 was $9,503,400 and $8,900,400, respectively. Availability under the line of credit was $496,600 and $1,099,600 at November 30, 2010 and August 31, 2010, respectively.
The credit agreement contains nonfinancial and financial covenants requiring the maintenance of certain financial ratios. As of November 31, 2010, the Company was in compliance with all covenants.
The Company’s Real Estate Rental Operations are funded by rents received from the tenants of its five rental properties. Any cash requirements in excess of the rental income required by the Real Estate Rental Operations have historically been funded by borrowings from an affiliated party. These borrowings and related interest have been eliminated in the accompanying condensed consolidated financial statements.
Cash Flows from Operating Activities
The Company’s principal uses of cash during the three months ended November 30, 2010 included (i) income from operations; and (ii) an increase in receivables,inventory and prepaid expenses, with corresponding decreases in accounts payables and accrued expenses.
Cash Flows from Investing Activities
Cash flow provided by investing activities was $280,000 for the three months ended November 30, 2010. This was due to the release of restricted cash related to a reduction in the collateral requirement for the Company’s self insured worker’s compensation program by the Florida Self-Insurers Guaranty Association, Inc. During the three months ended November 30, 2009, the Company used $2,419,000 in investing activities, primarily due to the increased requirement on restricted cash caused by a related increase in liabilities for short sales and from the purchase of the Deland Property.
Cash Flows from Financing Activities
Cash provided in financing activities for the three months ended November 30, 2010 was $545,000 as compared with cash provided from financing activities of $795,000 for the three months ended November 30, 2009. Cash provided through financing comprises mainly of borrowings on the Company’s line of credit to fund operations.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.
Contractual Financial Obligations
In addition to using cash flow from operations, the Company finances its operations through borrowings or the issuance of debt, and previously by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 as filed with the SEC on December 14, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered in this report in alerting management to material information regarding the Company’s financial statements and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner. This evaluation is based, in part, on similar findings as discussed in detail in Item 9A(T) in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.
Changes in internal control over financial reporting. There have been no changes in internal control over financial reporting in the three months ended November 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC, including our Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K . If any of the risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price for shares of our common stock may decline, and you could lose all or part of your investment.
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
We have from time to time had material weaknesses in our internal controls over financial reporting due to a lack of process related to the preparation of our financial statements, the lack of segregation of duties and a lack of sufficient control in the area of financial reporting oversight and review and the lack of appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. If we fail to adequately address these material weaknesses or experience additional material weaknesses in the future, we may not be able to improve our system of internal control over financial reporting to comply with the reporting requirements applicable to public companies in the United States. It is possible that we or our auditors will identify additional material weaknesses and/or significant deficiencies in the future in our system of internal control over financial reporting. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.
We have incurred significant losses in the past from trading in securities, and we may incur such losses in the future, which may also cause us to be in violation of covenants under our line of credit agreement.
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
In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Community Bank. Our revolving credit agreement is secured by substantially all of Bisco’s assets and is guaranteed by Mr. Ceiley, our Chairman and CEO. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate the covenant in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.
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
The success of the recent merger transaction with Bisco, pursuant to which Bisco became our wholly-owned subsidiary, will depend, in part, on our ability to successfully integrate the two companies and realize the anticipated benefits from consolidation. Although Bisco has been handling the day-to-day operation of EACO for the past several years, Bisco and EACO have operated and independently. It is possible that the actual consolidation of the two companies will be disruptive to the operations of either or both companies, or result in additional and unforeseen expenses and have an adverse effect on our combined business and results of operations, which may affect the value of the shares of our common stock. In addition, any unforeseen restriction or delay on our ability to use the net operating loss carryforwards of EACO would prevent us from fully realizing the anticipated tax benefits from consolidation within the anticipated time frame and harm our financial results.

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
There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of January 12, 2011, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 50,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.
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
Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access to our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to satisfy our cash needs through external financing. However, external financing may not be available on acceptable terms or at all.
The Company has a $10 million line of credit with a bank, which was to expire in October 2010 but has been extended to February 28, 2011. The Company is currently in negotiations for a new line of credit; however, we cannot assure you that we will be successful in obtaining a new line of credit on favorable terms, or at all. The line of credit is used to fund the Company’s operations in the normal course of business. Any lapse in availability of an adequate line of credit would have a material adverse effect on our operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of this report on Form 10-Q.

No.	Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION (Registrant)
Date: January 19, 2011	/s/ Glen Ceiley
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