Form 10-Q
period 2011-02-28
EACO CORP
filed 2011-04-14
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 13, 2011, 4,862,079 shares of the registrant’s common stock were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share information)*
(Unaudited)

	Three Months Ended		Six Months Ended
	Feb 28,		Feb 28,
	2011	2010#	2011	2010#
Distribution sales	$24,694	$21,229	$50,038	$41,435
Cost of goods sold	18,100	15,408	36,577	30,057

Gross profit from distribution operations	6,594	5,821	13,461	11,378

Rental revenue	311	245	623	487
Cost of rental operations	107	361	342	660

Gross profit (loss) from rental operations	204	(116)	281	(173)

Operating expenses:
Selling, general and administrative expenses	5,815	5,164	11,935	10,738

Total operating expenses	5,815	5,164	11,935	10,738

Income from operations	983	541	1,807	467

Other non-operating income (expense):
Gain on sale of trading securities	247	2,607	253	1,426
Unrealized gain (loss) on trading securities	(69)	(3,787)	140	(3,221)
Interest expense	(393)	(183)	(588)	(392)

Net income (loss) before income taxes	768	(822)	1,612	(1,720)
Provision for income taxes	235	315	479	24

Net income (loss)	533	(1,137)	1,133	(1,744)
Undeclared cumulative preferred stock dividend	(19)	(19)	(38)	(38)

Net income (loss) attributable to common shareholders	$514	$(1,156)	$1,095	$(1,782)

Basic income (loss) per share:
Continuing operations	$0.11	$(0.24)	$0.23	$(0.37)
Discontinued operations	—	—	—	—

Net income (loss) per share	$0.11	$(0.24)	$0.23	$(0.37)

Basic weighted average common shares outstanding	4,862,079	4,862,079	4,862,079	4,862,079

Diluted income (loss) per share:
Continuing operations	$0.10	$(0.24)	$0.22	$(0.37)
Discontinued operations	—	—	—	—

Net income (loss) per share	$0.10	$(0.24)	$0.22	$(0.37)

Diluted weighted average common shares outstanding	4,902,079	4,862,079	4,902,079	4,862,079

#	Retrospectively adjusted to include comparative historical information of Bisco Industries, Inc., an affiliated company under common control by Eaco’s majority stockholder acquired by Eaco on March 24, 2010.

*	All share and per share information gives effect to the 1 for 25 reverse stock split of the Company’s common stock effected on March 23, 2010 and issuance of 4,705,669 shares effective March 24, 2010 in connection with the merger with Bisco.
See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share information)

	February 28, 2011	August 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,389	$1,260
Trade accounts receivable, net	12,220	11,114
Inventory, net	10,812	10,009
Marketable securities, trading	984	817
Prepaid expenses and other current assets	289	260
Deferred tax asset, current	1,896	1,896

Total current assets	27,590	25,356

Non-current Assets:
Restricted cash	632	866
Real estate properties held for leasing, net	10,200	10,316
Equipment and leasehold improvements, net	986	1,079
Deferred tax asset	2,561	2,561
Other assets, principally deferred charges, net of accumulated amortization	1,203	1,147

Total assets	$43,172	$41,325

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$9,797	$9,226
Accrued expenses and other current liabilities	1,552	1,823
Line of credit	—	8,900
Liabilities of discontinued operations — short-term	147	147
Current portion of long-term debt and obligation under capital lease	283	300

Total current liabilities	11,779	20,396

Non-current Liabilities:
Liabilities of discontinued operations — long-term	2,834	2,928
Deposit liability	147	147
Line of credit	9,500	—
Long-term debt	6,962	7,074

Total liabilities	31,222	30,545

Shareholders’ Equity:
Convertible preferred stock of $0.01 par value; authorized 10,000,000 shares; 36,000 shares outstanding at February 28, 2011 and August 31, 2010 (liquidation value $900)	1	1
Common stock of $0.01 par value; authorized 8,000,000 shares; 4,862,079 shares outstanding at February 28, 2011 and August 31, 2010	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	676	639
Accumulated deficit	(1,154)	(2,287)

Total shareholders’ equity	11,950	10,780

Total liabilities and shareholders’ equity	$43,172	$41,325

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	February 28,
	2011	2010#

Operating activities:
Net income (loss)	$1,133	$(1,744)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	385	409
Net (gain) loss on investments	(393)	1,795
(Increase) decrease in:
Trade accounts receivable	(1,106)	(1,653)
Inventory	(803)	644
Prepaid expenses and other assets	(85)	123
Deferred tax asset	—	(328)
Increase (decrease) in:
Trade accounts payable	571	305
Accrued expenses and other current liabilities	(271)	758
Deposit liability	—	15
Liabilities of discontinued operations	(94)	(137)

Net cash (used in) provided by operating activities	(663)	187

Investing activities:

Purchase of property and equipment	(176)	(1,946)
Marketable securities, trading	226	(419)
Securities sold, not yet purchased	—	(1,101)
Release of restricted cash	234	1,101

Net cash provided by (used in) investing activities	284	(2,365)

Financing activities:
Net borrowings on revolving credit facility	600	1,327
Payments on long-term debt	(129)	(111)

Net cash provided by financing activities	471	1,216

Effect of foreign currency exchange rate changes on cash and cash equivalents	37	44

Net increase (decrease) in cash and cash equivalents	129	(918)
Cash and cash equivalents — beginning of period	1,260	1,683

Cash and cash equivalents — end of period	$1,389	$765

Supplemental disclosures of cash flow information:
Cash paid for interest	$594	$399

Cash paid for taxes	$158	$574

Non-cash investing activities:
Deposit applied to purchase of Deland Property	$—	$200

#	Retrospectively adjusted to include comparative historical information of Bisco Industries, Inc., an affiliated company under common control by Eaco’s majority stockholder acquired by Eaco on March 24, 2010.
See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
Note 1. Organization and Basis of Presentation
Organization and Merger with Bisco Industries, Inc.
EACO Corporation was organized under the laws of the State of Florida in September 1985. From the inception of EACO through June 2005, the Company’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005. The only remaining activity of the restaurant operations relates to the workers’ compensation liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets. Prior to the acquisition of Bisco (described below), EACO’s remaining operations principally consisted of managing five real estate properties held for leasing located in Florida and California.
On March 24, 2010, EACO completed the acquisition of Bisco Industries, Inc. (“Bisco”), a company under the common control of EACO’s majority shareholder (Glen F. Ceiley). Bisco is a distributor of electronic components and fasteners with 38 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. The acquisition of Bisco (the “Acquisition”) was consummated pursuant to an Agreement and Plan of Merger dated December 22, 2009 by and among EACO, Bisco Acquisition Corp., Bisco and Glen F. Ceiley (the “Agreement”). Pursuant to the Agreement, Bisco Acquisition Corp., a wholly-owned subsidiary of EACO, was merged with and into Bisco; Bisco was the surviving corporation in the merger and became a wholly-owned subsidiary of EACO. The transaction was accounted for as a combination of companies under common control using the historical balances of Bisco (See Basis of Presentation below).
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with GAAP for interim financial information and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included.
The unaudited condensed consolidated financial statements include the financial position and results of operations of Bisco for all periods presented. As a result of Mr. Ceiley having majority voting control over both entities during all periods presented, the unaudited condensed consolidated financial statements were prepared in accordance with Accounting Standards Codification (“ASC”) 805-50, “Transactions Between Entities Under Common Control". Pursuant to this guidance the assets and liabilities of Bisco were transferred at their historical carrying amounts at the date of transfer (“as-if pooling-of-interests” accounting) and the results of operations for the periods, the financial position and other financial information were reported as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative information for periods during which the entities were under common control.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. The condensed consolidated balance sheet as of August 31, 2010 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2010. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year.
Principles of Consolidation
The consolidated financial statements include the accounts of EACO Corporation, its wholly-owned subsidiary Bisco Industries, Inc. and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.
Note 2. Significant Accounting Policies
Restricted Cash
The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged three irrevocable letters of credit totaling $3,088,000 as of February 28, 2011 and $3,326,000 as of August 31, 2010. These letters were secured by certificates of deposits totaling $632,000 at February 28, 2011 and $866,000 at August 31, 2010 and the Company’s real estate property in Sylmar, California (“Sylmar Property”).
Trade Accounts Receivable
Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was $190,000 and $212,800 at February 28, 2011 and August 31, 2010, respectively.
Inventories
Inventories consist of finished goods, primarily electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are net of a reserve for slow moving or obsolete items of $757,000 and $732,000 at February 28, 2011 and August 31, 2010, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.
Revenue Recognition
For the Company’s distribution operations, the Company’s shipping terms are FOB shipping point. Therefore, management generally recognizes revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured.
The Company leases its real estate properties to tenants under operating leases with terms exceeding one year. Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share for the periods ended February 28, 2011 and 2010 were computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Dilutive shares represent those issuable upon exercise or conversion of options, stock warrants and convertible preferred stock (See Note 4).
Foreign Currency Translation and Transactions
Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and six months ended February 28, 2011 and 2010, respectively. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). The average exchange rates for the three months ended February 28, 2011 and 2010 were $1.02 and $1.05 Canadian dollars per one U.S. dollar, respectively. The average exchange rates for the six months ended February 28, 2011 and 2010 were $1.01 and $1.06 Canadian dollars per one U.S. dollar, respectively.
Concentrations
Net sales to customers outside the United States and related trade accounts receivable are approximately 5% and 6% of total sales and trade accounts receivable, respectively, at February 28, 2011 and 6% and 6%, respectively, at August 31, 2010.
No single entity accounted for more than 10% of revenues for the three or six months ended February 28, 2011 and 2010.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Management has evaluated its approach for making operating decisions and assessing the performance of our business and determined that the Company has two reportable segments: Distribution Operations and Rental Real Estate Operations (See Note 6).
Note 3. Line of Credit
The Company has a $10,000,000 line-of-credit agreement with a bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.27% for the 60 day LIBOR at February 28, 2011 and August 31, 2010, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at February 28, 2011 and August 31, 2010, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement has been renewed until March 1, 2013.
The amount outstanding under this line of credit as of February 28, 2011 and August 31, 2010 was $9,500,000 and $8,900,400, respectively. Availability under the line of credit was $500,000 and $1,099,600 at February 28, 2011 and August 31, 2010, respectively.
The credit agreement contains nonfinancial and financial covenants requiring the maintenance of certain financial ratios. As of February 28, 2011, the Company was in compliance with all covenants.
In March 2011, the Company entered into a term loan for $1,000,000, with payments of $43,083 due monthly expiring in March 2013 at substantially the same terms as the line of credit.

Note 4. Earnings (Loss) per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted computations for net income (loss) per share attributable to common shareholders:

	For the three months ended		For the six months ended
	February 28,		February 28,
(In thousands, except share and per share information)	2011	2010	2011	2010
EPS — basic and diluted:
Net income (loss)	$533	$(1,137)	$1,133	$(1,744)
Less: preferred stock dividends	(19)	(19)	(38)	(38)

Net income (loss) for basic and diluted EPS computation	$514	$(1,156)	$1,095	$(1,782)

Weighted average common shares outstanding for basic EPS computation	4,862,079	4,862,079	4,862,079	4,862,079
Common equivalent shares outstanding: convertible preferred stock	40,000	—	40,000	—

Weighted average diluted shares	4,902,079	4,862,079	4,902,079	4,862,079

Income (loss) per common share — basic	$0.11	$(0.24)	$0.23	$(0.37)

Income (loss) per common share — diluted	$0.10	$(0.24)	$0.22	$(0.37)

For the three and six months ended February 28, 2010, 40,000 shares have been excluded from the computation of loss per share because the effects would have been anti-dilutive.
Note 5. Related Party Transactions
The Company leases three buildings under operating lease agreements from its majority stockholder. During the six months ended February 28, 2011 and 2010, the Company incurred approximately $257,000, respectively, of expense related to these leases. For the three months ended February 28, 2011 and 2010, the Company incurred approximately $128,000, respectively, of expense related to these leases.
Note 6. Segment Reporting
The Company operates in two reportable business segments: Distribution Operations and Rental Real Estate Operations. The Distribution Operations are organized and operated as Bisco Industries, Inc., a wholly owned subsidiary of the Company. Executive management evaluates performance based on gross margins, selling general and administrative expenses and net profits. Management also reviews the returns on the rental real estate properties, inventory, accounts receivable and marketable securities (segment assets).

	For the three months ended			For the three months ended
	February 28, 2011			February 28, 2010
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(In thousands)
Revenues	$311	$24,694	$25,005	$$245	$21,229	$21,474
Cost of revenues	107	18,100	18,207	361	15,408	15,769

Gross profit	204	6,594	6,798	(116)	5,821	5,705
Selling, general and administrative expenses	84	5,731	5,815	88	5,076	5,164

	For the six months ended			For the six months ended
	February 28, 2011			February 28, 2010
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(In thousands)
Revenues	$623	$50,038	$50,661	$$487	$41,435	$41,922
Cost of revenues	342	36,577	36,919	660	30,057	30,717

Gross profit	281	13,461	13,742	(173)	11,378	11,205
Selling, general and administrative expenses	196	11,739	11,935	197	10,541	10,738

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
Overview
EACO Corporation was organized under the laws of the State of Florida in September l985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying condensed consolidated financial statements. Since June 2005, our operations have principally consisted of managing five rental properties held for leasing in Florida and California. As a result of our March 2010 acquisition of Bisco Industries, Inc., we currently operate in two reportable segments: the Rental Real Estate Operations segment, which consists of managing the five rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco and is alternatively referred to in this report as the Bisco segment. Revenues derived from the Bisco segment represented approximately 99% of the total revenues for the three and six months ended February 28, 2011 and the year ended August 31, 2010 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future.

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
Revenue Recognition
For the Company’s distribution operations, the Company’s shipping terms are FOB shipping point. Therefore, management generally recognizes Company revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured.
The Company leases its real estate properties to tenants under operating leases with terms exceeding one year. Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.
Liabilities of Discontinued Operations
When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2010. No changes to the estimated liability were recorded during the three or six months ended February 28, 2011 or 2010.

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
Results of Operations
Comparison of the Three Months Ended February 28, 2011 and 2010 (unaudited)
Distribution Sales and Gross Margin ($ in thousands)

	Three Months Ended Feb 28,		$	%
	2011	2010	Change	Change
Distribution sales	$24,694	$21,229	$3,465	16.3%
Cost of goods sold	18,100	15,408	(2,692)	17.4

Gross profit	$6,594	$5,821	$773
Gross profit %	26.7%	27.4%		(0.7)%
Net sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to its customers. The increase in net sales in the three months ended February 28, 2011 (“Q2 2011”) was largely due to increased unit sales, resulting from an increase in manufacturing in some of the markets in which the Company operates, especially military and aerospace. Additionally, the Company has seen a significant increase in sales to manufacturers in Southeast Asia. The Company maintained the same number of sales offices in the United States and Canada in Q2 2011 as it did for the three months ended February 28, 2010 (“Q2 2010”). However, the Company did increase sales headcount by 9.0% from Q2 2010 to Q2 2011.
Additionally, the Company’s sales force is divided into Sales Focus Teams (“SFT”). These teams focus the majority of their time on specific industries, product lines and/or geographic regions. This allows the Company to increase market share in specific areas and, as a result, increase sales. The Company has increased the number of SFT’s from 62 at February 28, 2010 to 74 at February 28, 2011, a 19.3% increase.
The decrease in gross margins from 2010 to 2011 was primarily due to increases in shipping and freight charges reflected in cost of goods sold.
Rental Income and Gross Profit ($ in thousands)

	Three Months Ended Feb 28,		$	%
	2011	2010	Change	Change
Rental revenue	$311	$245	$66	26.9%
Cost of rental operations	107	361	254	70.3

Gross profit	$204	$(116)	$320
Gross profit %	65.5%	(47.3)%		112.8%
Rental revenue in the Real Estate Rental Operations increased in Q2 2011 due to the leasing of the restaurant property in Deland, Florida (“Deland Property”) in March 2010 and the restaurant property in Orange Park, Florida (“Orange Park Property”) in June 2010. Both properties had been vacant during Q2 2010. This increase resulted in a gross profit compared to a loss in the prior year period. The cost of rental operation decreased 70.3% in Q2 2011 due to a decrease in expenses related to maintaining vacant properties.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended Feb 28,			%
	2011	2010	$ Change	Change
Selling, general and administrative expenses	$5,815	$5,164	$651	12.6%
Percent of distribution sales	23.5%	24.3%		(0.8)%
     Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs for the Distribution Operations. SG&A in Q2 2011 increased from Q2 2010 largely due to increased bonuses and commissions payable to employees as a result of the increase in net sales and an increase in temporary help and salaries as the Company increased staffing to fulfill increased orders. As a percentage of distribution sales, SG&A decreased as the Company increased the efficiency of its current staff through performance matrices, resulting in a smaller increase in percentage of expense as compared to the percentage increase in sales.
Non-operating Income (Expense) ($ in thousands)

	Three Months Ended Feb 28,		$	%
Other income (expense):	2011	2010	Change	Change
Gain on sale of trading securities	$247	$2,607	$(2,360)	(90.5)%
Unrealized loss on trading securities	(69)	(3,787)	3,718	98.1
Interest expense, net	(393)	(183)	(210)	(114.7)

Other income (expense), net	$(215)	$(1,363)	$1,148	84.2%
Other income (expense), net as a percent of distribution sales	(0.8)%	(6.4)%		5.6%
Other income (expense), net consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations and interest related to the Company’s line of credit and other long-term debt. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to maximize return. During Q2 2011, the Company recognized $178,000 in net realized and unrealized gains, which were primarily due to the sharp increase in several of the positions the Company was holding. The Company experienced declines of $1,180,000 during Q2 2010, due mainly to losses associated with short positions the Company was holding.
Income Tax Provision ($ in thousands)

	Three Months Ended February 28,		$	%
	2011	2010	Change	Change
Income tax provision	$235	$315	$(80)	25.3%
Percent of net sales	0.9%	1.4%		0.5%
The provision for income taxes decreased by $80,000 in the three month period ended February 28, 2011 over the prior year period, which resulted from higher pre-tax income in the current period as compared to a loss in the prior year period and a decrease in the valuation allowance recognized in the current period over the prior year period. The effective tax rates for the three months ended February 28, 2011 and 2010 were 30.6% and -38.4%, respectively.

Comparison of the Six Months Ended February 28, 2011 and 2010 (unaudited)
Distribution Sales and Gross Profit ($ in thousands)

	Six Months Ended Feb 28,		$	%
	2011	2010	Change	Change
Distribution sales	$50,038	$41,435	$8,603	20.7%
Cost of goods sold	36,577	30,057	(6,520)	(21.6)

Gross profit from distribution operations	$13,461	$11,378	$2,083
Gross profit %	26.9%	27.4%		(0.5)%
Net sales increased in the six months ended February 28, 2011 largely due to increased unit sales, resulting from an increase in manufacturing in some of the markets in which the Company operates, especially military and aerospace. Additionally, the Company has seen a significant increase in sales to manufacturers in Southeast Asia. The Company maintained the same number of sales offices in the United States and Canada in the first six months of 2011 as it did for the first six months of 2010. However, the Company did increase sales headcount by 9.0% from 2010 to 2011.
The decrease in gross margins from 2010 to 2011 was primarily due to increases in shipping and freight charges reflected in cost of goods sold.
Rental Income and Gross Profit ($ in thousands)

	Six Months Ended Feb 28,		$	%
	2011	2010	Change	Change
Rental revenue	$623	$487	$136	27.9%
Cost of rental operations	342	660	318	48.1

Gross profit (loss) from rental operations	$281	$(173)	$454
Gross margin %	45.1%	(35.5)%		80.6%
Rental revenue in the Real Estate Rental Operations increased in the six months ended February 28, 2011 due to the leasing of the Deland Property in March 2010 and the Orange Park Property in June 2010. Both properties had been vacant during the first six months of 2010. This increase resulted in a gross profit compared to a loss in the prior year period. The cost of rental operation decreased 48.1% in the six months ended February 28, 2011 due to a decrease in expenses related to maintaining vacant properties.
Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended Feb 28,			%
	2011	2010	$ Change	Change
Selling, general and administrative expenses	$11,935	$10,738	$1,197	11.1%
Percent of distribution sales	23.8%	25.9%		(2.1)%
     Selling, general and administrative expense in the six months ended February 28, 2011 increased from the six months ended February 28, 2010 largely due to increased bonuses and commissions payable to employees as a result of the increase in net sales and an increase in temporary help and salaries as the Company increased staffing to fulfill increased orders. As a percentage of distribution sales, SG&A decreased as the Company increased the efficiency of its current staff through performance matrices, resulting in a smaller increase in percentage of expense as compared to the percentage increase in sales.
Non-operating Income (Expense) ($ in thousands)

	Six Months Ended Feb 28,		$	%
Other income (expense):	2011	2010	Change	Change
Gain on sale of trading securities	$253	$1,426	$(1,173)	(82.2)%
Unrealized gain (loss) on trading securities	140	(3,221)	3,361	104.3
Interest expense, net	(588)	(392)	(196)	(50.0)

Other income (expense), net	$(195)	$(2,187)	$1,992	91.0%
Other income (expense), net as a percent of distribution sales	0.3%	(5.2)%		5.5%

Other income (expense), net consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations and interest related to the Company’s line of credit and other long-term debt. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to maximize return. During the six months ended February 28, 2011, the Company recognized $393,000 in net realized and unrealized gains, which were primarily due to the sharp increase in several of the positions the Company was holding. The Company experienced declines of $1,795,000 during the six months ended February 28, 2010, due mainly to losses associated with short positions the Company was holding.
Income Tax Provision ($ in thousands)

	Six Months Ended February 28,		$	%
	2011	2010	Change	Change
Income tax provision	$479	$24	$455	1,895.8%
Percent of net sales	0.9%	0.0%		0.9%
The provision for income taxes increased by $455,000 in the six month period ended February 28, 2011 over the prior period, which resulted from higher pre-tax income in the current period as compared to a loss in the prior year period. The effective tax rates for the six months ended February 28, 2011 and 2010 were 29.7% and -1.4%, respectively.
Liquidity and Capital Resources
The Company has a $10,000,000 line-of-credit agreement with a bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.27% for the 60 day LIBOR at February 28, 2011 and August 31, 2010, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at February 28, 2011 and August 31, 2010, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement has been renewed until March 1, 2013.
The amount outstanding under this line of credit as of February 28, 2011 and August 31, 2010 was $9,500,000 and $8,900,400, respectively. Availability under the line of credit was $500,000 and $1,099,600 at February 28, 2011 and August 31, 2010, respectively.
The credit agreement contains nonfinancial and financial covenants requiring the maintenance of certain financial ratios. As of February 28, 2011, the Company was in compliance with all covenants.
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
Cash Flows from Operating Activities
The Company’s principal uses of cash during the six months ended February 28, 2011 included (i) income from operations; and (ii) an increase in receivables, inventory and prepaid expenses, with corresponding decreases in accounts payables.
Cash Flows from Investing Activities
Cash flow provided by investing activities was $284,000 for the six months ended February 28, 2011. This was due to the release of restricted cash related to a reduction in the collateral requirement for the Company’s self insured worker’s compensation program by the Florida Self-Insurers Guaranty Association, Inc. During the six months ended February 28, 2010, the Company used $2,365,000 in investing activities, primarily due to the purchase of the Deland Property.

Cash Flows from Financing Activities
Cash provided in financing activities for the six months ended February 28, 2011 was $471,000 as compared with cash provided from financing activities of $1,216,000 for the six months ended February 28, 2010. Cash provided through financing consists mainly of borrowings on the Company’s line of credit to fund operations with more being required in the prior year to fund operating and investing activities.
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
Changes in internal control over financial reporting. There have been no changes in internal control over financial reporting in the six months ended February 28, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations. Except as described below, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows
In September 2010, we received a notice from the Internal Revenue Service (“IRS”), assessing a civil penalty against us in the amount of $775,161 as a result of the IRS’ claim that it did not receive W-2 forms for EACO’s employees for the 2005 calendar year. We have been engaged in discussions with the IRS regarding this assessment and submitted copies of EACO’s 2005 W-2 forms in October 2010. We are seeking an abatement of the penalty. On March 21, 2011, we received a notice from the IRS indicating that it has not abated the penalty based on the W-2 forms we provided. The notice provides for an appeals process permitting us to submit additional information for purposes of appealing the penalty. We believe the 2005 W-2s were filed on a timely basis and intend to file an appeal within the permitted 60-day period after March 21, 2011. We cannot assure you that any abatement will be granted, and we may be required to pay the penalty plus interest from October 2010.
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
If we fail to develop and maintain an effective system of internal controls over financial reporting or are not able to adequately address certain identified material weaknesses in our system of internal controls, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.
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
Bisco has historically funded its operations from cash generated from its operations and/or by trading in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead to significant losses based on market conditions and trends. We may incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.
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
There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of March 31, 2011, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 50,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
We have a $10 million line of credit with Community Bank. On March 1, 2011, we entered into a Change in Terms Agreement (the “Amendment”) which extends the expiration date of the line of credit from March 1, 2011 to March 1, 2013 and modified certain covenants in the original loan agreement. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is attached as an exhibit to this report and is incorporated herein by reference.
In addition, in March 2011, the Company entered into a term loan with Community Bank for $1,000,000, with payments of $43,083 due monthly, expiring in March 2013 at substantially the same terms as the Company’s line of credit.
Item 6. Exhibits
The following exhibits are filed as part of this report on Form 10-Q.

No.	Exhibit
10.1	Loan Agreement dated March 10, 2011 by and between Bisco Industries, Inc. and Community Bank.

10.2	Amendment dated March 1, 2011 by and between Bisco Industries, Inc. and Community Bank.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION (Registrant)
Date: April 14, 2011	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

/s/ Michael Bains
Michael Bains
Controller and Assistant Secretary (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
10.1	Loan Agreement dated March 10, 2011 by and between Bisco Industries, Inc. and Community Bank.

10.2	Amendment dated March 1, 2011 by and between Bisco Industries, Inc. and Community Bank.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.