Form 10-Q
period 2011-05-31
EACO CORP
filed 2011-07-15
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2011, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share information)*
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010(1)	2011	2010(1)

Distribution sales	$26,475	$24,354	$76,513	$65,788
Cost of goods sold	19,273	17,750	55,850	47,854

Gross profit from distribution operations	7,202	6,604	20,663	17,934

Rental revenue	310	291	933	778
Cost of rental operations	101	476	443	1,334

Gross profit (loss) from rental operations	209	(185)	490	(556)

Operating expenses:
Selling, general and administrative expenses	6,032	5,587	18,168	16,089

Total operating expenses	6,032	5,587	18,168	16,089

Income from operations	1,379	832	2,985	1,289

Other non-operating income (expense):
Gain (loss) on sale of trading securities	69	(258)	322	(3,478)
Unrealized gain (loss) on trading securities	(120)	(19)	20	1,407
Interest expense, net	(188)	(189)	(575)	(582)

Net income (loss) before income taxes	1,140	366	2,752	(1,364)
Provision for income taxes	519	51	998	304

Net income (loss)	621	315	1,754	(1,668)
Undeclared cumulative preferred stock dividend	(19)	(19)	(57)	(38)

Net income (loss) attributable to common shareholders	$602	$296	$1,697	$(1,706)

Basic and diluted income (loss) per share:
Continuing operations	$0.12	$0.06	$0.34	$(0.34)
Discontinued operations	—	—	—	—

Net income (loss) per share	$0.12	$0.06	$0.34	$(0.34)

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

(1)	Retrospectively adjusted to include comparative historical information of Bisco Industries, Inc., an affiliated company under common control by Eaco’s majority stockholder acquired by Eaco on March 24, 2010.

*	All share and per share information gives effect to the 1 for 25 reverse stock split of the Company’s common stock effected on March 23, 2010 and the issuance of 4,705,669 shares effective March 24, 2010 in connection with the merger with Bisco.
See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share information)

	May 31, 2011	August 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,661	$1,260
Trade accounts receivable, net	11,911	11,114
Inventory, net	11,904	10,009
Marketable securities, trading	709	817
Prepaid expenses and other current assets	357	260
Deferred tax asset, current	1,093	1,896

Total current assets	27,635	25,356

Non-current Assets:
Restricted cash	632	866
Real estate properties held for leasing, net	10,127	10,316
Equipment and leasehold improvements, net	991	1,079
Deferred tax asset	3,558	2,561
Other assets, principally deferred charges, net of accumulated amortization	1,197	1,147

Total assets	$44,140	$41,325

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$9,648	$9,226
Accrued expenses and other current liabilities	2,376	1,823
Line of credit	—	8,900
Liabilities of discontinued operations — short-term	147	147
Current portion of long-term debt and obligation under capital lease	798	300

Total current liabilities	12,969	20,396

Non-current Liabilities:
Liabilities of discontinued operations — long-term	2,763	2,928
Deposit liability	147	147
Line of credit	8,478	—
Long-term debt	7,269	7,074

Total liabilities	31,626	30,545

Shareholders’ Equity:
Convertible preferred stock of $0.01 par value; authorized 10,000,000 shares; 36,000 shares outstanding at May 31, 2011 and August 31, 2010 (liquidation value $900)	1	1
Common stock of $0.01 par value; authorized 8,000,000 shares; 4,861,590 shares outstanding at May 31, 2011 and August 31, 2010	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	619	639
Accumulated deficit	(533)	(2,287)

Total shareholders’ equity	12,514	10,780

Total liabilities and shareholders’ equity	$44,140	$41,325

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	May 31,
	2011	2010(1)
Operating activities:
Net income (loss)	$1,754	$(1,668)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	585	617
Net (gain) loss on investments	(342)	2,072
(Increase) decrease in:
Trade accounts receivable	(797)	(2,135)
Inventory	(1,931)	511
Prepaid expenses and other assets	(167)	(223)
Deferred tax asset	(194)	(33)
Increase (decrease) in:
Trade accounts payable	422	2,631
Accrued expenses and other current liabilities	553	(910)
Deposit liability	—	15
Liabilities of discontinued operations	(165)	(184)

Net cash (used in) provided by operating activities	(282)	693

Investing activities:
Purchase of property and equipment	(252)	(206)
Purchase of marketable securities, trading	—	(740)
Securities sold	450	—
Payment of liabilities for short sales	—	(1,101)
Release of restricted cash	234	1,549

Net cash provided by (used in) investing activities	432	(498)

Financing activities:
Settlement of capital lease obligation	—	(1,562)
Borrowings (payments) on revolving credit facility	(422)	633
Borrowings of long-term debt	1,000	—
Payments on long-term debt	(307)	(174)

Net cash provided by (used in) financing activities	271	(1,103)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(20)	23

	Nine Months Ended
	May 31,
	2011	2010(1)
Net increase (decrease) in cash and cash equivalents	401	(885)

Cash and cash equivalents — beginning of period	1,260	1,683

Cash and cash equivalents — end of period	$1,661	$798

Supplemental disclosures of cash flow information:
Cash paid for interest	$580	$594

Cash paid for taxes	$159	$1,398

Non-cash investing activities:
Deposit applied to purchase of Deland Property	$—	$200

(1)	Retrospectively adjusted to include comparative historical information of Bisco Industries, Inc., an affiliated company under common control by EACO’s majority stockholder acquired by EACO on March 24, 2010.
See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
Note 1. Organization and Basis of Presentation
Organization and Merger with Bisco Industries, Inc.
EACO Corporation (“EACO”) was organized under the laws of the State of Florida in September 1985. From the inception of EACO through June 2005, the Company’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The Asset Sale was made pursuant to an asset purchase agreement dated February 22, 2005. The only remaining activity of the restaurant operations relates to the workers’ compensation liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets. Prior to the acquisition of Bisco (described below), EACO’s remaining operations principally consisted of managing five real estate properties held for leasing located in Florida and California.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. The condensed consolidated balance sheet as of August 31, 2010 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2010. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year.

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
Note 2. Significant Accounting Policies
Restricted Cash
The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged three irrevocable letters of credit totaling $3,088,000 as of May 31, 2011 and $3,326,000 as of August 31, 2010. These letters were secured by certificates of deposits totaling $632,000 at May 31, 2011 and $866,000 at August 31, 2010 and the Company’s real estate property in Sylmar, California.
Trade Accounts Receivable
Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was $183,000 and $212,800 at May 31, 2011 and August 31, 2010, respectively.
Inventories
Inventories consist of finished goods, primarily electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are net of a reserve for slow moving or obsolete items of $771,000 and $732,000 at May 31, 2011 and August 31, 2010, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.
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

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share for the periods ended May 31, 2011 and 2010 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings (loss) per common share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the respective periods. Potential common shares represent shares of common stock issuable upon exercise or conversion of options, stock warrants and convertible preferred stock (See Note 4).
Foreign Currency Translation and Transactions
Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and nine months ended May 31, 2011 and 2010, respectively. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). The average exchange rates for the three months ended May 31, 2011 and 2010 were $0.97 and $1.02 Canadian dollars per one U.S. dollar, respectively. The average exchange rates for the nine months ended May 31, 2011 and 2010 were $1.00 and $1.05 Canadian dollars per one U.S. dollar, respectively.
Concentrations
Net sales to customers outside the United States and related trade accounts receivable are approximately 4% and 5% of total sales and trade accounts receivable, respectively, at May 31, 2011 and 6% and 6%, respectively, at August 31, 2010.
No single entity accounted for more than 10% of revenues for the three or nine months ended May 31, 2011 and 2010.
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
Note 3. Debt
The Company has a $10,000,000 line-of-credit agreement with a bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.27% for the 60 day LIBOR at May 31, 2011 and August 31, 2010, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at May 31, 2011 and August 31, 2010, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement has been renewed until March 1, 2013.
The amount outstanding under this line of credit as of May 31, 2011 and August 31, 2010 was $8,478,000 and $8,900,000, respectively. Availability under the line of credit was $1,522,000 and $1,100,000 at May 31, 2011 and August 31, 2010, respectively.
The credit agreement contains nonfinancial and financial covenants requiring the maintenance of certain financial ratios. As of May 31, 2011 and August 31, 2010, the Company was in compliance with all covenants.
On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The proceeds of the loan were used to pay down the Company’s line of credit. The term loan is for two years and bears interest at the bank’s reference rate (3.25% at May 31, 2011). As of May 31, 2011 the outstanding balance was $918,000.
Note 4. Earnings (Loss) per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted computations for net income (loss) per share attributable to common shareholders:

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
(In thousands, except share and per share information)	2011	2010	2011	2010
EPS — basic:
Net income (loss)	$621	$315	$1,754	$(1,668)
Less: preferred stock dividends	(19)	(19)	(57)	(38)

Net income (loss) available for common shareholders	$602	$296	$1,697	$(1,706)
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

Income (loss) per common share — basic	$0.12	$0.06	$0.34	$(0.34)

Income (loss) per common share — diluted	$0.12	$0.06	$0.34	$(0.34)

For the three and nine months ended May 31, 2011 and 2010, 40,000 potential common shares have been excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
Note 5. Related Party Transactions
The Company leases three buildings under operating lease agreements from its majority stockholder. During each of the nine months ended May 31, 2011 and 2010, the Company incurred approximately $384,000 of expense related to these leases. For each of the three months ended May 31, 2011 and 2010, the Company incurred approximately $128,000 of expense related to these leases.
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

	For the Three Months Ended			For the Three Months Ended
	May 31, 2011			May 31, 2010
	Rental			Rental Real
	Real Estate	Distribution	Total	Estate	Distribution	Total
	(in thousands)
Revenues	$310	$26,475	$26,785	$291	$24,354	$24,645
Cost of revenues	101	19,273	19,374	476	17,750	18,226

Gross profit	209	7,202	7,411	(185)	6,604	6,419
Selling, general and administrative expenses	138	5,894	6,032	54	5,533	5,587

	For the Nine Months Ended			For the Nine Months Ended
	May 31, 2011			May 31, 2010
	Rental			Rental Real
	Real Estate	Distribution	Total	Estate	Distribution	Total
	(in thousands)
Revenues	$933	$76,513	$77,446	$778	$65,788	$66,566
Cost of revenues	443	55,850	56,298	1,334	47,854	49,188

Gross profit	490	20,663	21,148	(556)	17,934	17,378
Selling, general and administrative expenses	$281	$17,887	$18,168	$—	$16,089	$16,089
Note 7. Contingencies
In September 2010, we received a notice from the Internal Revenue Service (“IRS”), assessing a civil penalty against the Company in the amount of $775,161 as a result of the IRS’ claim that it did not receive W-2 forms for EACO’s employees for the 2005 calendar year. We have been engaged in discussions with the IRS regarding this assessment and submitted copies of EACO’s 2005 W-2 forms in October 2010. We are seeking an abatement of the penalty. On March 21, 2011, we received a notice from the IRS indicating that it has not abated the penalty based on the W-2 forms we provided. The notice provided for an appeals process permitting us to submit additional information for purposes of appealing the penalty. We believe the 2005 W-2s were filed on a timely basis and the Company filed an appeal on May 19, 2011. As this matter is still in the appeals process, the outcome is neither probable or estimable as of May 31, 2011 and, accordingly, no amounts have be accrued relating to this contingency.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates and projections and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in general and administrative costs, our ability to develop and maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and relationships with suppliers, the willingness of GE Capital, Community Bank or other lenders to extend financing commitments and the availability of capital resources, repairs or similar expenditures required for existing properties due to weather or acts of God, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.
Overview
EACO Corporation was organized under the laws of the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying condensed consolidated financial statements. Since June 2005, our operations have principally consisted of managing five rental properties held for leasing in Florida and California. As a result of our March 2010 acquisition of Bisco Industries, Inc., we currently operate in two reportable segments: the Rental Real Estate Operations segment, which consists of managing the five rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco and is alternatively referred to in this report as the Bisco segment. Revenues derived from the Bisco segment represented approximately 99% of the total revenues for the three and nine months ended May 31, 2011 and the year ended August 31, 2010 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future.
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
Liabilities of Discontinued Operations
When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2010. No changes to the estimated liability were recorded during the three or nine months ended May 31, 2011 or 2010.
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
Results of Operations
Comparison of the Three Months Ended May 31, 2011 and 2010 (unaudited)
Distribution Sales and Gross Profit ($ in thousands)

	Three Months Ended May 31,		$	%
	2011	2010	Change	Change
Distribution sales	$26,475	$24,354	$2,121	8.7%
Cost of goods sold	19,273	17,750	(1,523)	(8.5)

Gross profit	$7,202	$6,604	$598
Gross profit %	27.2%	27.1%		(0.1)%
Net sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, and freight charged to its customers. The increase in net sales in the three months ended May 31, 2011 (“Q3 2011”) as compared to the prior period was largely due to increased unit sales, resulting from an increase in manufacturing in some of the markets in which the Company operates, especially military and aerospace. Additionally, the Company has seen a significant increase in sales to manufacturers in Southeast Asia. The Company added one sales office in Chesterfield, Virginia in the United States in Q3 2011 resulting in an aggregate of 39 sales offices as of May 31, 2011. The Company also increased sales headcount by 13% in Q3 2011 as compared to the three months ended May 31, 2010 (“Q3 2010”).
Additionally, the Company’s sales force is divided into Sales Focus Teams (“SFT”). These teams generally focus the majority of their time on specific industries, product lines and/or geographic regions and are designed to allow the Company to increase market share in specific areas and, as a result, increase sales. The Company has increased the number of SFTs from 62 at May 31, 2010 to 75 at May 31, 2011, a 21% increase.
Rental Income and Gross Profit ($ in thousands)

	Three Months Ended May 31,		$	%
	2011	2010	Change	Change
Rental revenue	$310	$291	$19	6.5%
Cost of rental operations	101	476	375	78.7

Gross profit	$209	$(185)	$394
Gross profit %	67.4%	(63.5)%		130.9%

Rental revenue in the Rental Real Estate Operations increased in Q3 2011 as compared to Q3 2010 due to the leasing of the restaurant property in Orange Park, Florida (“Orange Park Property”) in June 2010. The property had been vacant during Q3 2010. This increase resulted in a gross profit compared to a loss in the prior year period. The cost of rental operations decreased 78.7% in Q3 2011 mainly due to expenses related to the merger of Bisco and EACO in Q3 2010 that did not recur in Q3 2011.
Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended May 31,		$	%
	2011	2010	Change	Change
Selling, general and administrative expenses	$6,032	$5,587	$445	7.9%
Percent of distribution sales	22.7%	22.9%		(0.2)%
     Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs for the Distribution Operations. SG&A in Q3 2011 increased from Q3 2010 largely due to increased bonuses and commissions payable to employees as a result of the increase in net sales and an increase in temporary help and salaries as the Company increased staffing to fulfill increased orders. As a percentage of distribution sales, SG&A decreased as the Company increased the productivity of its current staff, resulting in a smaller increase in percentage of expense as compared to the percentage increase in sales.
Non-operating Income (Expense) ($ in thousands)

	Three Months Ended May 31,		$	%
Other income (expense):	2011	2010	Change	Change
Gain (loss) on sale of trading securities	$69	$(258)	$327	126.7%
Unrealized loss on trading securities	(120)	(19)	(101)	(531.5)
Interest expense, net	(188)	(189)	1	0.5

Other income (expense), net	$(239)	$(466)	$227	48.7%
Other income (expense), net as a percent of distribution sales	(0.9)%	(1.9)%		1.0%
Other income (expense), net consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations and interest related to the Company’s line of credit and other long-term debt. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to maximize return. During Q3 2011, the Company recognized $51,000 in net realized and unrealized losses, which were primarily due to a decrease in several of the positions the Company was holding. The Company experienced declines of $277,000 during Q3 2010, mainly due to losses associated with short positions the Company was holding during that quarter.
Income Tax Provision ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2011	2010	Change	Change
Income tax provision	$519	$51	$(468)	917.6%
Percent of net sales	1.9%	0.2%		1.7%
The provision for income taxes increased by $468,000 in the three month period ended May 31, 2011 over the prior year period, which resulted from higher pre-tax income in the current period as compared to the prior year period. The effective tax rates for the three months ended May 31, 2011 and 2010 were 45.5% and 13.9%, respectively.

Comparison of the Nine Months Ended May 31, 2011 and 2010 (unaudited)
Distribution Sales and Gross Profit ($ in thousands)

	Nine Months Ended May 31,		$	%
	2011	2010	Change	Change
Distribution sales	$76,513	$65,788	$10,725	16.3%
Cost of goods sold	55,850	47,854	(7,996)	(16.7)

Gross profit from distribution operations	$20,663	$17,934	$2,729
Gross profit %	27.0%	27.2%		(0.2)%
Net sales increased in the nine months ended May 31, 2011 largely due to increased unit sales, resulting from an increase in manufacturing in some of the markets in which the Company operates, especially military and aerospace. Additionally, the Company has generated a significant increase in sales to manufacturers in Southeast Asia in the current fiscal year. The Company added one additional sales office in the United States in the first nine months of 2011 as it did for the first nine months of 2010. The Company increased sales headcount by 13% from May 31, 2010 to May 31, 2011.
Rental Income and Gross Profit ($ in thousands)

	Nine Months Ended May 31,		$	%
	2011	2010	Change	Change
Rental revenue	$933	$778	$155	19.9%
Cost of rental operations	443	1,334	891	66.7

Gross profit (loss) from rental operations	$490	$(556)	$1,046
Gross profit %	52.5%	(71.4)%		123.9%
Rental revenue in the Rental Real Estate Operations increased in the nine months ended May 31, 2011 primarily due to the leasing of the Company’s real property in Deland, Florida in March 2010 and the Orange Park Property in June 2010. Both properties had been vacant for all or part of the first nine months of 2010. This increase resulted in a gross profit compared to a loss in the prior year period. The cost of rental operations decreased 78.7% in Q3 2011 due mainly to expenses related to the merger of Bisco and EACO in 2010 that did not recur in 2011. The Company had higher expenses in 2010 related to maintaining vacant properties. All properties were leased for all or part of 2011.
Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended May 31,			%
	2011	2010	$ Change	Change
Selling, general and administrative expenses	$18,168	$16,089	$2,079	12.9%
Percent of distribution sales	23.7%	24.4%		(0.7)%
Selling, general and administrative expense in the nine months ended May 31, 2011 increased in absolute dollars from the nine months ended May 31, 2010 largely due to increased bonuses and commissions payable to employees as a result of the increase in net sales and an increase in temporary help and salaries as the Company increased staffing to fulfill increased orders. SG&A decreased as a percentage of distribution sales as the Company increased the productivity of its current staff resulting in a smaller increase in percentage of expense as compared to the percentage increase in sales.
Non-operating Income (Expense) ($ in thousands)

	Nine Months Ended May 31,		$	%
Other income (expense):	2011	2010	Change	Change
Gain (loss) on sale of trading securities	$322	$(3,478)	$3,800	109.2%
Unrealized gain on trading securities	20	1,407	(1,387)	98.5
Interest expense, net	(575)	(582)	7	1.2

Other income (expense), net	$(233)	$(2,653)	$2,420	91.2%
Other income (expense), net as a percent of distribution sales	0.3%	(4.0)%		4.3%

Other income (expense), net consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations and interest related to the Company’s line of credit and other long-term debt. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to maximize return. During the nine months ended May 31, 2011, the Company recognized $340,000 in net realized and unrealized gains, which were primarily due to the sharp increase in several of the positions the Company was holding. The Company experienced declines of $2,071,000 during the nine months ended May 31, 2010, due mainly to losses associated with short positions the Company was holding throughout such period.
Income Tax Provision ($ in thousands)

	Nine Months Ended
	May 31,		$	%
	2011	2010	Change	Change
Income tax provision	$998	$304	$694	228.2%
Percent of net sales	1.3%	0.4%		0.9%
The provision for income taxes increased by $694,000 in the nine month period ended May 31, 2011 over the prior year period, which resulted from higher pre-tax income in the current period as compared to a loss in the prior year period. The effective tax rates for the nine months ended May 31, 2011 and 2010 were 36.2% and 22.2%, respectively.
Liquidity and Capital Resources
The Company has a $10,000,000 line-of-credit agreement with a bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.27% for the 60 day LIBOR at May 31, 2011 and August 31, 2010, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at May 31, 2011 and August 31, 2010, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The line of credit agreement has been renewed until March 1, 2013.
The amount outstanding under this line of credit as of May 31, 2011 and August 31, 2010 was $8,478,000 and $8,900,000, respectively. Availability under the line of credit was $1,522,000 and $1,100,000 at May 31, 2011 and August 31, 2010, respectively.
The credit agreement contains nonfinancial and financial covenants requiring the maintenance of certain financial ratios. As of May 31, 2011, the Company was in compliance with all such covenants.
On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The proceeds of the loan were used to pay down the Company’s line of credit. The term loan is for two years and bears interest at the bank’s reference rate (3.25% at May 31, 2011). As of May 31, 2011 the outstanding balance was $918,000.
The Company’s Rental Real Estate Operations are funded primarily by rents received from the tenants of its five rental properties. Any cash requirements in excess of the rental income required by the Rental Real Estate Operations have historically been funded by borrowings from Bisco. These borrowings and related interest have been eliminated in the accompanying condensed consolidated financial statements.
Cash Flows from Operating Activities
The Company’s principal uses of cash during the nine months ended May 31, 2011 included (i) income from operations; and (ii) an increase in receivables and inventory related to the Company’s increased sales activity for the period.

Cash Flows from Investing Activities
Cash flow provided by investing activities was $432,000 for the nine months ended May 31, 2011. This was due to the release of restricted cash related to a reduction in the collateral requirement for the Company’s self insured worker’s compensation program by the Florida Self-Insurers Guaranty Association, Inc. The Company also saw cash provided from gains generated from its securities trading of $450,000. These amounts were offset by purchases of equipment. During the nine months ended May 31, 2010, the Company used $498,000 in investing activities, primarily due to the poor performance of the Company’s securities trading.
Cash Flows from Financing Activities
Cash provided in financing activities for the nine months ended May 31, 2011 was $271,000 as compared with cash used in financing activities of $1,103,000 for the nine months ended May 31, 2010. Cash provided by financing activities consists mainly of borrowings on the Company’s line of credit to fund operations in fiscal 2011. In 2010, the Company settled its final long-term capital lease obligation with a portion of the amount being funded by borrowings on the Company’s line of credit.
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
Changes in internal control over financial reporting. There have been no changes in internal control over financial reporting during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In September 2010, we received a notice from the Internal Revenue Service (“IRS”), assessing a civil penalty against us in the amount of $775,161 as a result of the IRS’ claim that it did not receive W-2 forms for EACO’s employees for the 2005 calendar year. We have been engaged in discussions with the IRS regarding this assessment and submitted copies of EACO’s 2005 W-2 forms in October 2010. We are seeking an abatement of the penalty. On March 21, 2011, we received a notice from the IRS indicating that it has not abated the penalty based on the W-2 forms we provided. The notice provided for an appeals process permitting us to submit additional information for purposes of appealing the penalty. We believe the 2005 W-2s were filed on a timely basis and the Company filed an appeal on May 19, 2011. We cannot assure you that any abatement will be granted, and we may be required to pay the penalty plus interest from October 2010.
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
As a result of the recent economic downturn and continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Purchases of our products by our customers is affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, the significant weakening of economic conditions on a global scale has caused some of our customers to experience a slowdown that has had adverse effects on our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.
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
We have incurred significant losses in the past from trading in securities, and we may incur such losses in the future, which may also cause us to be in violation of covenants under our loan agreements.
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
In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit and term loan agreements with Community Bank. The agreements are secured by substantially all of Bisco’s assets and is guaranteed by Mr. Ceiley, our Chairman and CEO. The loan agreements contain covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate the covenant in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.
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
There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of May 31, 2011, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 50,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.
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

EACO CORPORATION (Registrant)

Date: July 15, 2011	/s/ Glen Ceiley
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