Form 10-K
period 2011-08-31
EACO CORP
filed 2011-11-29
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the average bid and asked price of the common stock on that date) held by non-affiliates of the registrant was approximately $16,276.

As of November 28, 2011, 4,861,590 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits, capital needs, and potential transactions with affiliates. Forward-looking statements are based on our current expectations, estimates and forecasts of future events and results and involve a number of risks and uncertainties that could cause actual results to differ materially including, among other things, the following: failure of facts to conform to management estimates and assumptions; economic conditions, including the recent economic downturn and continuing economic uncertainties; our ability to maintain an effective system of internal controls over financial reporting; potential losses from trading in securities; our ability to retain key personnel and relationships with suppliers; the willingness of GE Capital, Community Bank or other lenders to extend financing commitments and the availability of capital resources; repairs or similar expenditures required for existing properties due to weather or acts of God; and other risks identified from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements. It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated. As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

No forward-looking statements can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement except as required by law, but investors are advised to consult any further disclosures by the Company in its filings with the SEC, especially on Forms 10-K, 10-Q and 8-K, in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results.

PART I

Item 1. Business

Organization and Merger with Bisco Industries, Inc.

EACO Corporation (“EACO”) was incorporated in Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The only remaining activity of the restaurant operations relates to an accrued liability recorded by the Company in connection with a former self-insured workers’ compensation policy, which is presented as liabilities of discontinued operations on the Company’s balance sheets. Prior to the acquisition of Bisco (described below), EACO’s operations principally consisted of managing five real estate properties held for leasing located in Florida and California.

On March 24, 2010, EACO completed the acquisition of Bisco Industries, Inc. (“Bisco”), a company under the common control of Glen Ceiley, EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder. Bisco is a distributor of electronic components and fasteners with 40 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. Pursuant to an Agreement and Plan of Merger by and among EACO, Bisco Acquisition Corp., a wholly-owned subsidiary of EACO, Bisco, and Glen Ceiley, Bisco Acquisition Corp. was merged with and into Bisco; Bisco was the surviving corporation in the merger and became a wholly-owned subsidiary of EACO. The transaction (the “Acquisition”) was accounted for as a combination of companies under common control using the historical balances of Bisco. (See Basis of Presentation in Note 1 to the accompanying financial statements.)

In connection with the Acquisition, EACO issued an aggregate of 4,705,669 shares of its common stock (the “Merger Shares”) to the sole shareholder of Bisco, Glen Ceiley, in exchange for all of the outstanding capital stock of Bisco. Immediately after the Acquisition and the issuance to him of the Merger Shares, Mr. Ceiley owned 98.9% of the outstanding common stock of EACO. Mr. Ceiley also owns 36,000 shares of the Series A Cumulative Convertible Preferred Stock of EACO.

EACO, Bisco and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited are hereinafter collectively referred to herein as the “Company”, “we”, “us” and “our”.

Operations

EACO Corporation (Real Estate Rental Operations)

At August 31, 2011, EACO owned three restaurant properties, one located in Orange Park, Florida (the “Orange Park Property”), one in Brooksville, Florida (the “Brooksville Property”) and the third in Deland, Florida (the “Deland Property”). All three restaurant properties were leased at August 31, 2011. In addition, EACO owns two income producing real estate properties held for investment in Sylmar, California (the “Sylmar Property”) which, at August 31, 2011, is leased to two industrial tenants.

EACO operates in a single segment: Real Estate Rental Operations. During the year ended August 31, 2011 (“fiscal 2011”), the Company had five tenants that accounted for 100% of the Company’s rental revenue. The tenants and their related percentage contribution to revenue are summarized below:

Tenant	Percentage of Revenue
Hertz	40%
Boeing Corporation	23
International Buffet	15
Hibachi Grill	11
Orange Buffet	11

Bisco Industries, Inc. (Distribution Operations)

Overview

Bisco is a premier distributor of electronic components and fasteners. Through its 40 sales offices and six distribution centers located throughout the United States and Canada, Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Divisions

As “Bisco Industries,” Bisco sells the full spectrum of products that it offers to all markets that Bisco serves, but primarily sells to original equipment manufacturers (“OEMs”). While historically, the substantial majority of Bisco’s revenues have been derived from the Bisco division, Bisco has also established additional divisions that specialize in specific industries and products. Bisco believes that the focus by industry and/or product enhances Bisco’s ability to provide superior service and devise tailored solutions for its customers.

National-Precision

The National-Precision division primarily sells electronic hardware and commercial fasteners to OEMs in the aerospace, fabrication and industrial equipment industries. National-Precision seeks to be the leading global distributor of mil-spec and commercial fasteners, hardware and distribution services used in production. Since January 1, 2008, Bisco has opened five additional National-Precision offices.

Fast-Cor

The Fast-Cor division was established to be a distributor’s source for a broad range of components and fasteners. Fast-Cor has access to the entire inventory of products that Bisco offers but primarily focuses on selling to other distributors, not manufacturers.

Component Power

The Component Power division specialized in electronic active and passive components and sold products primarily to customers in the instrumentation, computer, communication, aerospace and industrial equipment industries. In fiscal 2011, the Company decided to merge the Component Power division with the main Bisco division due to declining sales in the Component Power specialized market place.

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2011, Bisco had more than 10,600 active customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the year ended August 31, 2011. For the fiscal years ended August 31, 2011 and 2010, Bisco’s top 20 customers represented in the aggregate approximately 10% and 14%, respectively, of Bisco’s distribution sales.

Bisco generally sells its products through its sales representatives located in its 40 sales offices located in the United States and Canada. Customers can also place orders through Bisco’s website. Bisco currently maintains six distribution centers located in Anaheim and San Jose, California; Dallas, Texas; Chicago, Illinois; Boston, Massachusetts and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s salespersons with online, real-time data regarding inventory levels throughout Bisco and facilitates control of purchasing, shipping and billing. Bisco generally ships products to customers from one of its six distribution centers, based on the geographic proximity and the availability of the ordered products.

Bisco sells its products primarily in the United States and Canada. Bisco’s international sales represented 7% and 6% of its distribution sales for each of the fiscal years ended August 31, 2011 and 2010, respectively. Sales to customers in Canada accounted for approximately 62% and 80% of such international sales in each of those years, respectively.

Suppliers

As of August 31, 2011, Bisco offered the products of over 260 manufacturers and is an authorized distributor for over 120 manufacturers. The authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does provide kitting and packaging services for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s revenues in fiscal 2011.

Employees

As of August 31, 2011, the Company had 358 full-time employees, of which 250 were in sales and marketing and 108 were in management, administration and finance.

Working Capital Requirements

The Company’s Distribution Operations has historically funded its operations from cash generated from its operations and/or by trading in marketable domestic equity securities. In addition, the Company has a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60 or 90 day London Inter-Bank Offered Rate (“LIBOR”) (the 90 day LIBOR at August 31, 2011 and 2010 was 0.33% and 0.29%, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at August 31, 2011 and 2010). Borrowings are secured by substantially all assets of the Company’s Distribution Operations and are guaranteed by the Company’s Chief Executive

Officer, Chairman of the Board and majority shareholder Glen F. Ceiley. The original agreement, as amended in April 2008, expired in October 2010, but was extended to and renewed in March 2011. The new credit agreement expires in March 2013. The amount outstanding under this line of credit as of August 31, 2011 and 2010 was $8,500,000 and $8,900,000, respectively. Availability under the line of credit was $1,500,000 and $1,100,000 at August 31, 2011 and 2010, respectively.

The Company’s Real Estate Rental Operations has historically been funded by rents received from the tenants of its five rental properties. Any cash requirements of the Real Estate Rental Operations in excess of such rental income have historically been funded by the Distribution Operations. These borrowings and related interest have been eliminated in the accompanying consolidated financial statements.

Long-Term Debt

In April 2008, the Company financed the Brooksville Property with a $1,216,400 loan from Zion’s Bank. The loan agreement with Zion’s Bank requires the Company to comply with certain financial covenants and ratios measured annually. As of August 31, 2011, the Company was in compliance with the covenants of the Zion’s Bank loan.

In October 2002, the Company entered into a loan agreement with GE Capital for the Orange Park Property. The loan agreement with GE Capital requires the Company to comply with certain financial covenants and ratios measured. As of August 31, 2011, the Company was not in compliance with one covenant included in the debt agreement. The defaulted covenant required EACO to maintain a fixed charge coverage ratio of at least 1.25:1. GE Capital has granted the Company a waiver for this covenant for the year ended August 31, 2011.

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

As a result of the recent economic downturn and continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Our distribution sales are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, the significant weakening of economic conditions on a global scale has caused some of our customers to experience a slowdown that has adversely impacted our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

If we fail to maintain an effective system of internal controls over financial reporting or experience additional material weaknesses in our system of internal controls, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.

We have from time to time had material weaknesses in our internal controls over financial reporting due to a lack of process related to the preparation of our financial statements and the lack of segregation of duties and sufficient control in the area of financial reporting oversight and review, and the lack of appropriate personnel to ensure the complete and proper application of generally accepted accounting principles (“GAAP”) as it relates to certain routine accounting transactions. Although we have addressed these material weaknesses as of August 31, 2011, we may experience additional material weaknesses in the future and may fail to maintain a system of internal controls over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly (in accordance with GAAP) our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

We have recently incurred significant losses from trading in securities, and we may continue to incur such losses in the future, which may also cause us to be in violation of covenants under our line of credit agreement.

Bisco has historically funded its operations from cash generated from its operations and/or by trading in marketable domestic equity securities. Bisco’s investment strategy has included taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead, and has led, to significant losses based on market conditions and trends. During the year ended August 31, 2010, Bisco realized losses of $3,479,000 in its brokerage accounts used for its investments. We may incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Community Bank. As of August 31, 2011 and 2010, Bisco had outstanding $8,500,000 and $8,900,000, respectively, under its revolving credit agreement, which loan is secured by substantially all of Bisco’s assets and is guaranteed by Mr. Ceiley, our Chairman and CEO. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate the covenant in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

We rely heavily on our internal information systems, which, if not properly functioning, could materially and adversely affect our business.

Our information systems have been in place for many years, and are subject to system failures as well as problems caused by human error, which could have a material adverse effect on our business. Many of our systems consist of a number of legacy or internally developed applications, which can be more difficult to upgrade to commercially available software. It may be time consuming for us to retrieve data that is necessary for management to evaluate our systems of control and information flow. In the future, management may decide to convert our information systems to a single enterprise solution. Such a conversion, while it would enhance the accessibility and reliability of our data, could be costly and would not be without risk of data loss, delay or business interruption. Maintaining and operating these systems requires continuous investments. Failure of any of these internal information systems or material difficulties in upgrading these information systems could have material adverse effects on our business and our timely compliance with our reporting obligations.

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

In most cases, we have no guaranteed price or delivery arrangements with our suppliers. Consequently, we may experience inventory shortages on certain products. Furthermore, our industry occasionally experiences significant product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply products as needed. We cannot assure you that suppliers will maintain an adequate supply of products to fulfill our orders on a timely basis, at a recoverable cost, or at all, or that we will be able to obtain particular products on favorable terms or at all. Additionally, we cannot assure you that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales and negatively affect our operating results.

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

One of our primary growth strategies for our Distribution Operations segment is to grow our business through the introduction of sales offices into new geographic markets. Based on our analysis of demographics in the United States, Canada and Mexico, we currently estimate there is potential market opportunity in North America to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful. In addition, a particular local market’s ability to support a sales office may change because of a change due to competition, or local economic conditions.

We may be unable to meet our goals regarding new office openings.

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new sales offices. Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office. Although we have opened three new offices during the year ended August 31, 2011, we may not be able to continue to open or grow new offices at our projected rates. Failure to do so could negatively impact our long-term growth.

Opening sales offices in new markets presents increased risks that may prevent us from being profitable in these new locations, and/or may adversely affect our operating results.

Our new sales offices do not typically achieve operating results comparable to our existing offices until after several years of operation. The added expenses relating to payroll, occupancy and transportation costs can impact our ability to leverage earnings. In addition, offices in new geographic areas face additional challenges to achieving profitability. In new markets, we have less familiarity with local customer preferences and customers in these markets are less familiar with our name and capabilities. Entry into new markets may also bring us into competition with new, unfamiliar competitors. These challenges associated with opening new offices in new markets may have an adverse effect on our business and operating results.

We may not be able to identify new products and products lines, or obtain new product on favorable terms and prices or at all.

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

Our success depends in large part on our ability to attract, motivate and retain a sufficient number of qualified sales employees, who understand and appreciate our strategy and culture and are able to adequately represent us to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new offices. Any such delays, material increases in existing employee turnover rates, or increases in labor costs, could have a material adverse effect on our business, financial condition or operating results.

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

Increases in the costs of energy, shipping and raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which would result in lower operating margins.

Costs of raw materials used in our products and energy costs have been rising during the last several years, which has resulted in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The shipping costs for our distribution operation have risen as well and may continue to rise. While we typically try to pass increased supplier prices and shipping costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins.

The Company’s Chairman and CEO holds almost all of our voting stock and can control the election of directors and significant corporate actions.

Glen Ceiley, our Chairman and CEO, owns approximately 99% of our outstanding voting stock. Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of August 31, 2011, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 50,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have 40 sales offices and six distribution centers located throughout the United States and in Canada. Our corporate headquarters and one of our primary distribution centers are located in Anaheim, California in approximately 40,000 square feet of office and warehouse space. We lease all of our properties, consisting of office and warehouse space, under leases generally having a term of three years. For additional information regarding our obligations under property leases, see Note 3 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

We also own and operate the following properties in connection with our Real Estate Rental Operations:

Locations	Description
Deland, FL	Restaurant land and building. Leased to third party restaurant operator.
Orange Park, FL(1)	Restaurant land and building. Leased to third party restaurant operator.
Sylmar, CA(2)	Two properties leased to industrial tenants.
Brooksville, FL(3)	Restaurant land and building. Leased to a restaurant operator.

(1)	Property subject to mortgage securing promissory note issued to GE Capital.
(2)	Property subject to mortgage securing promissory note issued to Community Bank.
(3)	Property subject to mortgage securing promissory note issued to Zion’s Bank.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is quoted on the OTCQB operated by the OTC Markets Group Inc., and previously on the OTC Bulletin Board, under the trading symbol “EACO”; however, there is no established public trading market for the Company’s common stock. As of November 1, 2011, there were 1,131 shareholders of record of the Company’s common stock, not including individuals holding shares in street names. The closing sale price of the Company’s stock on November 1, 2011 was $1.60 per share.

The quarterly high and low bid information of the Company’s common stock as quoted on such over-the-counter markets are set forth below. These quoted prices represent inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. All share prices reflect the 1-for-25 reverse stock split effective March 23, 2010.

	High	Low
Year Ended August 31, 2010
Quarter ended November 30, 2009	2.50	1.50
Quarter ended February 28, 2010	7.00	1.50
Quarter ended May 31, 2010	3.00	1.50
Quarter ended August 31, 2010	3.20	1.95

Year Ended August 31, 2011
Quarter ended November 30, 2010	5.00	1.95
Quarter ended February 28, 2011	3.88	2.26
Quarter ended May 31, 2011	3.94	2.56
Quarter ended August 31, 2011	2.56	2.25

As of August 31, 2011, the Company had no options outstanding under any equity compensation plans. The Company did not grant or issue any unregistered shares during the year ended August 31, 2011. The Company did not repurchase any of its own common stock during the year ended August 31, 2011.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not expect to pay any dividends on its common stock in the foreseeable future.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Overview

EACO was incorporated in Florida in September l985. From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying financial statements. From June 2005 until the acquisition of Bisco in March 2010, our operations principally consisted of managing five real estate properties held for leasing in Florida and California. As a result of our acquisition of Bisco, the Company currently operates in two reportable segments: the Real Estate Rental Operations segment, which consists of managing the four rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco. Revenues derived from the Distribution Operations segment represented approximately 99% of the Company’s total revenues for the year ended August 31, 2011 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future. The accompanying financial statements include the financial position and results of operations of Bisco for all periods presented. As a result of Mr. Ceiley having majority voting control over both entities during all periods presented, the consolidated financial statements were prepared in accordance with Accounting Standards Codification (“ASC”) 805-50, Transactions Between Entities Under Common Control, which specifies that in a combination of entities under common control, the entity that receives the assets or the equity interests shall initially recognize the assets and liabilities transferred at their historical carrying amounts at the date of transfer (“as-if pooling-of-interests” accounting). The financial statements of the receiving entity shall also report the results of operations for the period, the financial position and other financial information as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative historical information for periods during which the entities were under common control.

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

Revenue Recognition

For the Company’s Distribution Operations, the Company’s shipping terms are FOB shipping point. As such, management generally recognizes Company revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured.

For the Real Estate Rental Operations, the Company leases its real estate properties to tenants under operating leases with terms exceeding one year. Some of these leases contain scheduled rent increases. We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.

Impairment of Long Lived Assets

The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value. During the years ended August 31, 2011 and 2010, the Company did not record an impairment charge on its rental property assets.

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is frequently reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. At fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was obtained by the Company as of August 31, 2011 and 2010. The Company pursues recovery of certain claims from an insurance carrier. Recoveries, if any, are recognized when realization is reasonably assured.

Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or when future deductibility is uncertain. The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses and/or significant decreases in operations. As a result of the Company’s disposal of significant business operations in June 2005, management concluded that a valuation allowance should be recorded against certain federal and state tax credits. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

Results of Operations

Comparison of the Years Ended August 31, 2011 and 2010

Distribution Sales and Gross Margin (dollars in thousands)

	Year Ended August 31,		$	%
	2011	2010	Change	Change
Distribution sales	$103,467	$91,547	$11,920	13.0%
Cost of sales	74,865	67,048	(7,817)	(11.6)%

Gross profit	$28,602	$24,499	$4,103
Gross margin	27.6%	26.7%		(0.9)%

Distribution sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. Distribution sales generated by the Bisco division represented the substantial majority of distribution sales in both periods. The increase in distribution sales in the year ended August 31, 2011 compared to the year ended August 31, 2010 (“fiscal 2010”) was largely due to increased unit sales, resulting primarily from increases in the salesperson headcount and the number of Sales Focus Teams (“SFT”). The Company uses SFTs to focus on specific markets management has identified and believes that such focus contributes to increases in sales. The Company also increased the number of offices during the year, adding three new offices in Virginia, Missouri and Georgia.

Rental Income (dollars in thousands)

	Year Ended August 31,		$	%
	2011	2010	Change	Change
Rental revenue	$1,242	$1,086	$156	14.3%
Cost of rental operations	583	1,706	1,123	65.8

Gross profit	$659	$(620)	$1,279
Gross margin	53.0%	(57.0)%		110.0%

Rental revenue in the Real Estate Rental Operations segment increased in fiscal 2011 due to the rental of the Deland and Orange Park Properties for all of fiscal 2011. The Orange Park Property was vacant during the first three quarters of fiscal 2010, while the Deland Property was vacant for the first two. All of the Company’s rental properties are currently leased. Gross margin improved in fiscal 2011 primarily due to a decrease in the cost of rental operations. This decrease was due mainly to expenses related to the acquisition of Bisco in fiscal 2010 that did not occur again in 2011.

Selling, General and Administrative Expense (dollars in thousands)

	Year Ended August 31,		$	%
	2011	2010	Change	Change
Selling, general and administrative expense	$25,031	$21,763	$(3,268)	(15.0)%
Percent of distribution sales	24.1%	23.7%		(0.4)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs for the Distribution Operations. SG&A expense in fiscal 2011 increased from fiscal 2010 due largely to increased headcount in sales employees and to a lesser extent to the opening of three new offices. The Company also incurred increased legal and accounting fees during fiscal 2010 due to the acquisition of Bisco in fiscal 2010 that did not occur again in fiscal 2011. As a percentage of distribution sales, SG&A increased as the Company increased the size of its sales staff with new hires, because those new hires generally do not contribute as much revenue during their first twelve months as veteran sales staff.

Other Income (Expense), Net (dollars in thousands)

	Year Ended August 31,		$ Change	% Change
	2011	2010
Other income (expense):
Realized gain (loss) on sales of marketable trading securities	$313	$(3,481)	$3,794	108.9%
Unrealized gain (loss) on marketable trading securities	(172)	1,314	(1,486)	(113.0)
Interest and other income	3	26	(23)	(88.4)
Interest expense, net	(770)	(796)	26	3.2

Other income (expense), net	$(626)	$(2,937)	$2,311	78.6%
Other income (expense), net as a percent of sales	(0.5)%	(3.1)%		2.6%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to maximize return. During fiscal 2010, the Company recognized $2,167,000 in net realized and unrealized losses, which losses were primarily due to short positions the Company was holding. The Company experienced an increase of $141,000 during fiscal 2011, due mainly to holding long positions during a time of a general market increase.

Income Tax Provision (dollars in thousands)

	Year Ended August 31,		$	%
	2011	2010	Change	Change
Income tax provision	$1,465	$532	$(933)	(175.3)%
Percent of net sales	1.3%	0.5%		(0.8)%

The provision for income taxes increased by $0.9 million in fiscal 2011 as compared to fiscal 2010, which primarily resulted from a change in the tax law for the State of California, which would further decrease the likelihood of the Company’s ability to use all of its California net operating losses. In addition, in June 2011, the Company amended its state tax returns for the years ended August 31, 2007 and 2008 in accordance with the findings of a previously disclosed Internal Revenue Service audit, which resulted in a direct increase to income tax expense for fiscal 2011.

Liquidity and Capital Resources

The accompanying financial statements include the financial position and results of operations of Bisco for all periods presented. As a result of Mr. Ceiley having majority voting control over both entities during all periods presented, the consolidated financial statements were prepared in accordance with ASC 805-50, Transactions Between Entities Under Common Control, which specifies that in a combination of entities under common control, the entity that receives the assets or the equity interests shall initially recognize the assets and liabilities transferred at their historical carrying amounts at the date of transfer (“as-if pooling-of-interests” accounting). The financial statements of the receiving entity shall also report the results of operations for the period, the financial position and other financial information as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative historical information for periods during which the entities were under common control. The Distribution Operations segment consists of the operations of Bisco.

The Company’s Distribution Operations have historically generated positive cash flow from its operations and/or by trading in marketable domestic equity securities. In addition, the Company has a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60 or 90 day LIBOR (the 90 day LIBOR at August 31, 2011 and 2010 was 0.38% and 0.29%, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at August 31, 2011 and 2010). Borrowings are secured by substantially all assets of the Company’s Distribution Operations and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The original agreement, as amended in April 2008, expired in October 2010, but was extended to and renewed in March 2011. The new credit agreement expires in March 2013. The amount outstanding under this line of credit as of August 31, 2011 and 2010 was $8,500,000 and $8,900,000, respectively. Availability under the line of credit was $1,500,000 and $1,100,000 at August 31, 2011 and 2010, respectively.

The Company’s Real Estate Rental Operations are funded by rents received from the tenants of its five rental properties. Any cash requirements in excess of the rental income required by the Real Estate Rental Operations have historically been funded by the Distribution Operations. These borrowings and related interest have been eliminated in the accompanying consolidated financial statements.

Cash Flows from Operating Activities

The Company’s principal uses of cash during fiscal 2011 was the payment of the Company’s operating expenses.

During the year ended August 31, 2011, the Company used $712,000 in net cash from its operating activities. This was due mainly to increases in both accounts receivable and inventory during fiscal 2011 combined with paying down accounts payable. This was offset by the Company’s income for the year and changes in the deferred tax asset resulting from the Company’s ability to use its net operating losses to decrease payments due to the Internal Revenue Service.

During the year ended August 31, 2010, the Company generated $879,000 in net cash from its operating activities. This was due mainly to an increase in accounts payable resulting from extending credit terms and checks held at the end of the period.

Cash Flows from Investing Activities

Net cash flow provided by investing activities was $114,000 for the year ended August 31, 2011. This was due to the release of restricted cash required as part of the Company’s self-insured worker’s compensation program by Florida SIGA and an increase in the sales of the Company’s investments during the year. These were offset by the Company’s purchase of equipment relating to its Distribution Operations segment.

Net cash flow used by investing activities was $1,032,000 for the year ended August 31, 2010. This was due to required repurchases of securities sold, not yet purchased and an increase in purchases of the Company’s investments not related to its short positions. This was offset by the release of restricted cash related to the liabilities for short sales and a reduction in the collateral requirement regarding the Company’s self-insured worker’s compensation program by Florida SIGA.

Cash Flows from Financing Activities

For the year ended August 31, 2011, net cash generated by financing activities was $791,000. This was due to the Company’s payment in fiscal 2011 of $228,000 in dividends on the Company’s preferred stock that had been in arrears and the increase in the Company’s bank overdraft in fiscal 2011, due to a higher volume of outstanding checks at year end. Additionally, the Company borrowed $1,000,000 in long term debt, which was used to partially pay down the Company’s revolving credit facility.

Cash used in financing activities for the year ended August 31, 2010 was $432,000 mainly due to the Company’s settlement of a capital lease obligation relating to the Deland Property.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and previously by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that some are recorded as liabilities in the balance sheet while others are required to be disclosed in the Notes to the accompanying financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended August 31, 2011.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were effective for the year ended August 31, 2011.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework.” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2011.

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

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act. As such, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in internal control over financial reporting. During the quarter ended August 31, 2011, the Company implemented month-end checklists and established a more diligent review and approval process for its period end closing procedures. The Company has concluded that such changes, in conjunction with the consolidation of the Company’s financial reporting with Bisco, has remediated the material weaknesses previously disclosed by the Company.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of November 1, 2011, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors conclusion that the person should serve on the Board.

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

Glen F. Ceiley, 65, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of the Company since 1998. As the founder of Bisco with over 35 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry and growth and development of the Company.

Stephen Catanzaro, 58, has served as the Controller of Allied Business Schools, Inc., a company that provides home study courses and distance education, since April 2004. Prior to that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco. Mr. Catanzaro has served as a director of the Company since 1999. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public account which is invaluable to his service in the Audit Committee.

Jay Conzen, 65, has served as the President of Old Fashioned Kitchen, Inc., a national food distributor, since April 2003. Prior to that, from October 1992 to April 2003, Mr. Conzen was the principal of Jay Conzen Investments, an investment advisor. Mr. Conzen also served as a consultant to EACO from August 1999 until January 2001 and from October 2001 to April 2003. Mr. Conzen has served as a director of the Company since 1998. Having served as an executive officer of several companies, Mr. Conzen offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by businesses. He also served as a certified public accountant for a number of years.

William L. Means, 68, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of the Company since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Donald S. Wagner, 49, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco from November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the Defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Bains, 42, has served as the Controller of EACO since March 2010 and as the Controller of Bisco since December 2004. Prior to joining Bisco, Mr. Bains worked as the Controller of several service companies and as an accountant in a number of public accounting firms. He is a Certified Public Accountant and holds a B.S. degree in Accounting from Loyola Marymount University.

Robert Rist, 43, has served as the Vice President of Sales and Marketing of Bisco since September 2010. Since he joined Bisco in 1995, Mr. Rist has served the Company in a number of capacities, most recently as Northern Regional Manager from March 2001 to August 2010.

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

Based solely on a review of the reports and written representations provided to the Company by the above referenced persons, the Company believes that during the year ended August 31, 2011, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were timely satisfied.

Code of Ethical Conduct

The Company has adopted a code of ethics applicable to the Company’s senior executive and financial officers. You may receive, without charge, a copy of the Financial Code of Ethical Conduct by contacting our Corporate Secretary at 1500 N. Lakeview Avenue, Anaheim, California 92807.

Corporate Governance (Audit Committee)

The Audit Committee’s basic functions are to assist the Board in discharging its fiduciary responsibilities to the shareholders and the investment community in the preservation of the integrity of the financial information published by the Company, to maintain free and open means of communication between the Company’s directors, independent auditors and financial management, and to ensure the independence of the independent auditors. The Board has adopted a written charter for the Audit Committee which is attached as Annex E to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, as filed with the SEC on January 8, 2010. The Audit Committee charter is not available on the Company’s website. Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means. As indicated in Item 13 below, the Board has determined that both Messrs. Catanzaro and Conzen are independent as defined by the NASDAQ Stock Market’s Marketplace Rules. The Board has identified Mr. Conzen as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

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

Prior to the acquisition of Bisco in March 2010, EACO had only one officer — Mr. Ceiley, the Chief Executive Officer of EACO. Due to the nature of EACO’s operations and related financial results in recent years, the Committee and Mr. Ceiley agreed that no salary or other compensation for his services as the Chief Executive Officer of EACO was justified and no such compensation was provided to Mr. Ceiley for fiscal 2011 and fiscal 2010. However, both Mr. Ceiley and Michael Bains, the Controller of EACO and Bisco, receive compensation from Bisco for their services to Bisco.

All compensation for the named executive officers for fiscal 2011 and fiscal 2010, other than the amounts payable to Messrs. Ceiley and Means in connection with their service as directors of EACO, were paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Bisco currently does not pay bonuses or other incentive compensation to the named executive officers.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2011 and fiscal 2010 by (i) our Chief Executive Officer, (ii) our Controller and (iii) two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2011 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

Name and Principal Position	Fiscal Year	Salary	All Other Compensation		Total
Glen F. Ceiley,	2011	$353,887	$500	(1)	$354,387
Chief Executive Officer and Chairman of the Board of EACO and Bisco	2010	340,521	12,000	(1)	352,521
Donald Wagner,	2011	212,747	—		212,747
President of Bisco	2010	190,321	—		190,321
Robert Rist, Vice President of Sales and Marketing of Bisco (2)	2011	148,323	—		148,323
Michael Bains, Controller of EACO and Bisco	2011	150,459	—		150,459
	2010	131,721	—		131,721

(1)	Consists of fees paid to such person in his capacity as a director of EACO.
(2)	Mr. Rist has served as the Vice President of Sales and Marketing of Bisco only since September 2010. Accordingly, only fiscal 2011 information is provided.

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2011 to any named executive officer and no outstanding equity awards were held by the named executive officers at August 31, 2011.

Director Compensation

The Company pays $10,000 per year in cash to each director not employed by EACO or its subsidiary as compensation for his services. During fiscal 2011, this fee was prorated to account for the Company’s change to a fiscal year ending August 31, beginning with the year ended August 31, 2009. In addition, directors who do not receive a salary from EACO receive a fee of $500 for each Board meeting attended. No fees are awarded to directors for attendance at meetings of the Audit Committee or the Executive Compensation Committee of the Board.

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2011. (See the above “Summary Compensation Table” for information regarding Mr. Ceiley).

Director	Fees Earned or Paid in Cash	Total
Stephen Catanzaro	$9,167	$9,167
Jay Conzen	9,167	9,167
William Means	9,167	9,167

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of November 1, 2011 (i) by each shareholder known to the Company to own, or have the right to acquire within sixty days of November 1, 2011, more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percent of Class(2)
Stephen Catanzaro	765	*
Glen F. Ceiley(3)	4,851,705	99.0%
William L. Means	322	*
Donald Wagner	—	—
Robert Rist	—	—
Michael Bains	—	—
All executive officers and directors as a group (6 persons)(3)	4,852,792	99.8%

*	Less than 1%
(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Avenue, Anaheim, CA 92807.
(2)	Based on 4,861,590 shares outstanding as of November 1, 2011. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” where a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3)

Includes (i) 4,775,895 shares held directly by Mr. Ceiley; (ii) 6,000 shares held by Mr. Ceiley’s wife; (iii) 27,543 shares held by the Bisco Industries Profit Sharing and Savings Plan (the “Bisco Plan”); (iv) 2,267 shares held in his IRA; and (v) 40,000 shares issuable upon conversion of the 36,000 shares of Series A Cumulative Convertible Preferred Stock (not including any dividends accrued but not yet paid) held by Mr. Ceiley. Mr. Ceiley has the sole power to vote and dispose of the shares of common stock he owns individually and the shares owned by the Bisco Plan. Mr. Ceiley is the Chief Executive Officer and the sole director of Bisco. Mr. Ceiley disclaims beneficial ownership of the shares held by the Bisco Plan except to the extent of his pecuniary interest therein.

Equity Compensation Plans

The following table provides information as of August 31, 2011 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders
2002 Long-Term Incentive Plan	—	N/A	200,000
Equity Compensation Plans Not Approved by Security Holders
None

Total	—	N/A	200,000

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Since September 1, 2009, except as described below, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Company leases three buildings under operating lease agreements from its majority shareholder, Glen Ceiley. During the years ended August 31, 2011 and 2010, the Company paid approximately $529,000 and $514,000, respectively, in rent with respect to these leases.

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

Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means.

Item 14. Principal Accounting Fees and Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2011 and fiscal 2010, the Audit Committee pre-approved all services performed for the Company by the auditor.

Audit Fees

The aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) for the years ended August 31, 2011 and 2010 for professional services rendered for the audit of such financial statements and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2011 and 2010 were $160,000 and $175,000, respectively.

Audit-Related Fees

The Company was billed no audit-related fees by Squar Milner for the years ended August 31, 2011 and 2010.

Tax Fees

The Company was billed no fees by Squar Milner for the years ended August 31, 2011 and 2010 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

There were no fees billed by Squar Milner for the years ended August 31, 2011 and 2010 for products and services provided to the Company, other than for the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The financial statements listed below and commencing on the pages indicated are filed as part of this report on Form 10-K.

(b) The following exhibits are filed as part of this report on Form 10-K as required by Item 601 of Regulation S-K.

Number	Exhibit

2.1	Agreement and Plan of Merger dated December 22, 2009 by and between EACO Corporation, Bisco Acquisition Corp., Bisco Industries, Inc. and Glen Ceiley (Exhibit 2.1 of the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)

3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, , Registration No. 33-1887, is incorporated herein by reference.)

3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)

3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)

3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

10.1	Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)

10.2	Form of Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2012. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)

10.3	Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)

10.4+	2002 Long-Term Incentive Plan (Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on May 1, 2002, is incorporated herein by reference)

10.5	Purchase and Sale Agreement dated July 31, 2009 by and between Gottula Properties, LLC and EACO Corporation (Exhibit 10.8 to the Company’s Transition Report on Form 10-K, filed with the SEC on December 23, 2009, is incorporated herein by reference)

10.6	Administrative Services Agreement dated March 3, 2006 by and between EACO Corporation and Bisco Industries, Inc. (Exhibit 10.9 to the Company’s Transition Report on Form 10-K, filed with the SEC on December 23, 2009, is incorporated herein by reference)

10.7	Business Loan Agreement dated March 28, 2008 by and between EACO Corporation and Zions First National Bank

10.8	Promissory Note dated March 28, 2008 in the principal amount of $1,216,354 executed by EACO in favor of Zions First National Bank

10.9	Commercial Guaranty dated March 28, 2008 executed by Glen F. Ceiley and Barbara A. Ceiley Revocable Trust dated 5/15/08

10.10	Business Loan Agreement dated November 9, 2007 by and between EACO Corporation and Community Bank

10.11	Promissory Note dated November 9, 2007 in the principal amount of $5,875,000 executed by EACO in favor of Community Bank

10.12	Commercial Guaranties dated November 9, 2007 executed by Glen F. Ceiley, Bisco Industries, Inc. and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust

21.1	Subsidiaries of the Company.

23.1	Consent of Squar, Milner, Peterson, Miranda and Williamson LLP.

31.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EACO Corporation

November 29, 2011	/s/ Glen Ceiley
	By:	Glen Ceiley
	Its:	Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/29/11
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Bains	Controller (principal accounting officer)	11/29/11
Michael Bains

/s/ Steve Catanzaro	Director	11/29/11
Steve Catanzaro

/s/ Jay Conzen	Director	11/29/11
Jay Conzen

/s/ William Means	Director	11/29/11
William Means

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

EACO Corporation

Anaheim, California

We have audited the accompanying consolidated balance sheets of EACO Corporation and Subsidiaries (the “Company”) as of August 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended and financial statement schedule. Our audits also included the financial statement schedule of EACO Corporation listed in Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EACO Corporation and Subsidiaries as of August 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda and Williamson, LLP

Newport Beach, California
November 29, 2011

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	August 31, 2011	August 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$1,368	$1,260
Trade accounts receivable, net	12,348	11,114
Inventory, net	11,389	10,009
Marketable securities, trading	892	817
Prepaid expenses and other current assets	320	260
Deferred tax asset, current	1,062	1,896

Total current assets	27,379	25,356

Non-current assets:
Restricted cash	632	866
Real estate properties held for leasing, net	10,085	10,316
Equipment and leasehold improvements, net	972	1,079
Deferred tax asset	2,623	2,561
Other assets, principally deferred charges, net of accumulated amortization	1,187	1,147

Total assets	$42,878	$41,325

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$8,541	$9,226
Accrued expenses and other current liabilities	2,325	1,823
Line of credit	—	8,900
Liabilities of discontinued operations – short-term	147	147
Current portion of long-term debt	778	300

Total current liabilities	11,791	20,396

Liabilities of discontinued operations – long-term	2,708	2,928
Deposit liability	147	147
Long-term debt	15,626	7,074

Total liabilities	30,272	30,545
Commitments and contingencies (Note 11)
Shareholders’ equity:
Convertible preferred stock of $0.01 par value; authorized 10,000,000 shares; 36,000 shares outstanding at August 31, 2011 and 2010 (liquidation value $900)	1	1
Common stock of $0.01 par value; authorized 8,000,000 shares; 4,861,590 shares outstanding at August 31, 2011 and 2010	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	554	639
Accumulated deficit	(376)	(2,287)

Total shareholders’ equity	12,606	10,780

Total liabilities and shareholders’ equity	$42,878	$41,325

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended August 31, 2011	Year Ended August 31, 2010
Distribution sales	$103,467	$91,547
Cost of goods sold	74,865	67,048

Gross margin	28,602	24,499

Rental revenue	1,242	1,086
Cost of rental operations	583	1,706

Gross income (loss) from rental operations	659	(620)

Operating expenses:
Selling, general and administrative expenses	25,031	21,763

Total operating expenses	25,031	21,763

Income from operations	4,230	2,116

Other non-operating income (expense):
Income (loss) on sale of trading securities	313	(3,481)
Unrealized gain (loss) on trading securities	(172)	1,314
Interest and other income	3	26
Interest expense	(770)	(796)

Income (loss) from continuing operations before income taxes	3,604	(821)
Provision for income taxes	1,465	532

Net income (loss)	2,139	(1,353)

Undeclared cumulative preferred stock dividend	(76)	(95)

Net income (loss) attributable to common shareholders	$2,063	$(1,448)

Basic and diluted net loss per share:	$0.42	$(0.30)

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended August 31, 2011 and 2010

(in thousands, except share information)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Total
Balance, August 31, 2009	36,000	$1	4,861,590	$49	$12,378	$476	$(934)	$11,970

Net loss							(1,353)	(1,353)
Comprehensive loss:
Foreign translation gain						163		163
Comprehensive loss								(1,190)

Balance, August 31, 2010	36,000	1	4,861,590	49	12,378	639	(2,287)	10,780

Preferred dividends							(228)	(228)
Net income							2,139	2,139
Comprehensive income:
Foreign translation loss						(85)		(85)
Comprehensive income								2,054

Balance, August 31, 2011	36,000	$1	4,861,590	$49	$12,378	$554	$(376)	$12,606

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31, 2011	Year Ended August 31, 2010
Operating activities:
Net income (loss)	$2,139	$(1,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	752	783
Gain (loss) on investments	(342)	2,167
Bad debt expense	165	49
(Increase) decrease in:
Trade accounts receivable	(1,399)	(2,072)
Inventory	(1,380)	284
Prepaid expenses and other assets	(127)	32
Increase (decrease) in:
Trade accounts payable	(1,574)	1,592
Receipt (repayment) of deposit liability	—	40
Accrued expenses and other current liabilities	502	(511)
Deferred taxes	772	114
Liabilities of discontinued operations	(220)	(246)

Net cash (used in) provided by operating activities	(712)	879

Investing activities:
Purchase of property and equipment	(387)	(524)
Change in restricted cash	234	1,545
Sales (purchase) of investments	267	(952)
Securities sold, not yet purchased	—	(1,101)

Net cash provided by (used in) investing activities	114	(1,032)

Financing activities:
Net (payments) borrowings on revolving credit facility	(400)	433
Payment on capital lease obligation settlement	—	(1,562)
Payments on long-term debt	(470)	(185)
Borrowings on long-term debt	1,000	—
Bank overdraft	889	882
Preferred stock dividends paid	(228)	—

Net cash provided by (used in) financing activities	791	(432)

Effect of exchange rate changes to cash	(85)	162

Net increase (decrease) in cash and cash equivalents	108	(423)

Cash and cash equivalents - beginning of period	1,260	1,683

Cash and cash equivalents - end of period	$1,368	$1,260

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$771	$297

Cash paid during the period for taxes	$258	$1,268

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

Note 1. Organization and Basis of Presentation

Organization and Merger with Bisco Industries, Inc.

EACO Corporation (“EACO”) was incorporated in the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations. The only remaining activity of the restaurant operations relates to the workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets. Prior to the acquisition of Bisco (described below), EACO’s operations principally consisted of managing five real estate properties held for leasing located in Florida and California.

On March 24, 2010, EACO completed the acquisition of Bisco Industries, Inc. (“Bisco”), a company under the common control of EACO’s majority shareholder (Glen Ceiley). Bisco is a distributor of electronic components and fasteners with 40 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. Pursuant to an Agreement and Plan of Merger by and among EACO, Bisco Acquisition Corp., a wholly-owned subsidiary of EACO, Bisco and Glen Ceiley, Bisco Acquisition Corp. was merged with and into Bisco; Bisco was the surviving corporation in the merger and became a wholly-owned subsidiary of EACO. The transaction (the “Acquisition”) was accounted for as a combination of companies under common control using the historical balances of Bisco. (See Basis of Presentation below)

In connection with the Acquisition, EACO issued and aggregate of 4,705,669 shares of its common stock (the “Merger Shares”) to the sole shareholder of Bisco Glen Ceiley in exchange for all of the outstanding capital stock of Bisco. Immediately after the Acquisition and the issuance to him of the Merger Shares, Mr. Ceiley owned 98.9% of the outstanding common stock of EACO. Mr. Ceiley also owns 36,000 shares of the Series A Cumulative Convertible Preferred Stock of EACO.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include allowance for doubtful trade accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability and the valuation allowance against deferred tax assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of EACO, its wholly-owned subsidiary Bisco Industries, Inc. and Bisco’s wholly-owned Canadian subsidiary Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged three irrevocable letters of credit totaling $3,322,000 as of August 31, 2010. In November 2010, the Division lowered the required collateral required by the Company to $3,088,000. These letters are secured by certificates of deposits, totaling $632,000 and $866,000 at August 31, 2011 and 2010, respectively, and the Company’s Sylmar Property.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $253,000 and $190,000 at August 31, 2011 and 2010, respectively.

Inventories

Inventories consist of electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are net of a reserve for slow moving or obsolete items of $768,000 and $732,000 at August 31, 2011 and 2010, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Real Estate Properties

Real estate properties held for leasing are stated at cost, net of accumulated depreciation. Maintenance, repairs and betterments which do not enhance the value or increase the life of the assets are expensed as incurred. Depreciation is provided for financial reporting purposes principally on the straight-line method over the following estimated useful lives: buildings and improvements - 25 years; land improvements - 25 years; and equipment – 3 to 8 years. Leasehold improvements are amortized over the estimated useful life of the asset or remaining lease term, whichever is less.

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

Investments

Investments consist of marketable trading securities and short sale positions, which represent securities sold, not yet purchased. Short sales result in obligations to purchase securities at a later date.

These securities are stated at fair value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by the average cost method and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the market value of investment holdings during the period. At August 31, 2011 and 2010, marketable securities consisted of equity securities (including stock options) of publicly-held domestic companies.

As of August 31, 2011 and 2010, the Company’s had no short sale positions. The Company recognized unrealized gains on short sales of $0 and of $1,101,000 for the years ended August 31, 2011 and 2010, respectively. The Company recognized realized losses on short sales of $0 and $179,000 for the years ended August 31, 2011 and 2010, respectively.

The Company recognized unrealized losses on trading securities not related to short sales of $172,000 and gains of $213,000 for the years ended August 31, 2011 and 2010, respectively. The Company recognized realized gains on trading securities not related to short sales of $313,000 and losses of $3,302,000 for the years ended August 31, 2011 and 2010, respectively.

Revenue Recognition

For the Company’s Distribution Operations, the Company’s shipping terms are FOB shipping point. As such, management generally recognizes Company revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of goods sold, and were approximately $2,322,000 and $2,013,000 for the years ended August 31, 2011 and 2010, respectively.

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

Earnings/Loss Per Common Share

Basic earnings (loss) per common share for the years ended August 31, 2011 and 2010 were computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive shares represent those issuable upon conversion of convertible preferred stock, which were 36,000 at August 31, 2011 and 2010. Such securities are excluded from diluted earnings per share as their effect would be anti-dilutive.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the years ended August 31, 2011 and 2010. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the years ended August 31, 2011 and 2010 were $1.01 and $0.95, respectively.

Concentrations

Financial instruments that subject the Company to credit risk include cash balances maintained in the United States in excess of federal depository insurance limits and accounts receivable. Cash accounts maintained by the Company at domestic financial institutions are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

Net sales to customers outside the United States and related trade accounts receivable were approximately 7% and 5% of total sales and trade accounts receivable, respectively, at August 31, 2011, and 6% and 5%, respectively, at August 31, 2010.

No single customer accounted for more than 10% of revenues for either of the years ended August 31, 2011 or 2010.

Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities

The Company’s financial instruments other than its marketable securities include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, line of credit, accrued expenses and long-term debt. Management believes that the fair value of these financial instruments approximate their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments. The Company’s marketable securities are measured at fair value (see Note 14).

During the years ended August 31, 2011 and 2010, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a nonrecurring basis.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Management has evaluated its approach for making operating decisions and assessing the performance of our business and determined that the Company has two reportable segments: Distribution Operations and Real Estate Rental Operations. The Distribution Operations are those results of Bisco, while the Real Estate Rental Operations reflect the results of EACO Corporation (see Note 13).

Note 3. Real Estate Properties

Real estate properties held for leasing consist of five properties and are as follows at August 31, 2011 and 2010:

	August 31, 2011	August 31, 2010
Land	$5,841,000	5,841,000
Buildings & improvements	5,888,000	5,843,000
Equipment	1,521,000	1,485,000

Total	13,250,000	13,169,000
Accumulated depreciation	(3,165,000)	(2,853,000)

Book value	$10,085,000	10,316,000

One of the properties is located in Sylmar, California and the other three properties are located in Orange Park, Deland and Brooksville, Florida. The Sylmar Property consists of two industrial properties with 65,000 total square feet. The other properties are suited for restaurant use and are approximately 30,000 square feet combined.

The following table shows the future minimum rentals due under non-cancelable operating leases (where the Company is the lessor or sublessor) in effect at August 31, 2011:

	Industrial Properties	Restaurant Properties	Total
2012	797,000	526,000	1,323,000
2013	327,000	397,000	724,000
2014	260,000	336,000	596,000
2015	—	346,000	346,000
2016	—	357,000	357,000
Thereafter	—	708,000	708,000

	$1,384,000	$2,670,000	$4,054,000

For the years ended August 31, 2011 and 2010, depreciation expense was $312,000 and $335,000, respectively.

Note 4. Equipment and Leasehold Improvements

Equipment and leasehold improvements are summarized as follows at August 31, 2011 and 2010:

	August 31, 2011	August 31, 2010
Machinery and equipment	3,719,000	3,483,000
Furniture and equipment	648,000	633,000
Vehicles	173,000	173,000
Leasehold improvements	1,148,000	1,097,000

	5,688,000	5,386,000
Less accumulated depreciation and amortization	(4,716,000)	(4,307,000)

	$972,000	$1,079,000

For the years ended August 31, 2011 and 2010, depreciation expense was $413,000 and $448,000, respectively.

Note 5. Line of Credit

The Company has a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60 or 90 day London Inter-Bank Offered Rate (“LIBOR”) (.33% and .29% for the 90 day LIBOR at August 31, 2011 and 2010, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at August 31, 2011 and 2010). Borrowings are secured by substantially all assets of the Company’s Distribution Operations and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement, as amended in April 2008, expired in October 2010, but was extended to and renewed in March 2011. The new agreement expires in March 2013. The amount outstanding under this line of credit as of August 31, 2011 and 2010 was $8,500,000 and $8,900,000, respectively. The line of credit has been classified as long-term debt as of August 31, 2011 based on the maturity in 2013 (see Note 6). Availability under the line of credit was $1,500,000 and $1,100,000 at August 31, 2011 and 2010, respectively. The Company is in compliance with all related covenants at August 31, 2011.

Note 6. Long-Term Debt

Long-term debt is summarized as follows:

	August 31, 2011	August 31, 2010
Note payable to GE Capital Franchise Finance Corporation (“GE Capital”), secured by real estate, monthly principal and interest payments totaling $10,400, interest at thirty-day LIBOR rate +3.75% (minimum interest rates of 7.3%), due December 2016	$546,000	$626,000
Note payable to Zion’s Bank, secured by real estate, monthly principal and interest payment totaling $8,402, interest at 6.7%, due April 2033	1,144,000	1,165,000
Note payable to Community Bank, secured by real estate, monthly principal and interest payment totaling $39,700, interest at 6.0%, due December 2017	5,395,000	5,541,000
Line of credit payable to Community Bank, secured by all Company assets, only monthly interest payment due, interest at the prime rate, due March 2013	8,500,000	—
Note payable to Community Bank, secured by all Company assets, monthly principal and interest payment totaling $43,083, interest at the prime rate (3.25% at August 31, 2011), due March 2013	797,000	—
Note payable to BMW Bank of North America, secured by automobile, monthly principal and interest payments totaling $1,800, interest at 0.9%, due July 2012	22,000	42,000

	16,404,000	7,374,000
Less current portion	(778,000)	(300,000)

	$15,626,000	$7,074,000

The scheduled payments for the above loans are as follows at August 31 2011:

2012	$778,000
2013	9,086,000
2014	307,000
2015	328,000
2016	350,000
Thereafter	5,555,000

$16,404,000

In October 2002, the Company entered into a loan agreement with GE Capital for the Orange Park Property. The loan agreement with GE Capital requires the Company to comply with certain financial covenants and ratios measured. As of August 31, 2011, the Company was not in compliance with one covenant included in the debt agreement. The defaulted covenant required EACO to maintain a fixed charge coverage ratio of at least 1.25:1. The Company violated this covenant by not maintaining the minimum required ratio. GE Capital has granted the Company a waiver for this covenant for the year ended August 31, 2011.

The GE Capital loan is secured by the Company’s Orange Park Property The Community Bank loan is secured by the Company’s Sylmar Property. The Zion’s Bank loan is secured by the Company’s Brooksville Property.

Note 7. Shareholders’ Equity

Earnings (Loss) per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for income (loss) from continuing operations and net income (loss) from continuing operations attributable to common shareholders:

(In thousands, except per share information)	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010
EPS from continuing operations – basic and diluted:
Net income (loss) from continuing operations	$2,139	$(1,353)
Less: undeclared cumulative preferred stock dividends	(76)	(95)
Net income (loss) from continuing operations for basic and diluted EPS computation	$2,063	$(1,448)
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings (loss) per common share from continuing operations – basic and diluted	$0.42	$(0.30)

Stock Options

The Company has no stock options outstanding and has 200,000 shares of common stock reserved for future grants at August 31, 2011. During the years ended August 31, 2011 and 2010, the Company awarded no stock options, nor did any option awards vest during the periods noted, and thus, the Company recorded no compensation expense related to stock options during these periods. During the years ended August 31, 2011 and 2010, no stock options were exercised, and therefore, no cash was received from stock option exercises.

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

Note 8. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under the plan, employees may contribute up to 15% of their compensation. The Company has a discretionary match of 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $139,000 and $0 for the years ended August 31, 2011 and 2010, respectively.

Note 9. Discontinued Operations

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2011. As of August 31, 2011 and 2010, the estimated claim liability was $2,855,000 and $3,075,000, respectively.

Note 10. Income Taxes

The following summarizes the Company’s provision for income taxes on loss from continuing operations:

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010
Current:
Federal	$281,000	$246,000
State	413,000	172,000
Foreign	—	—

	694,000	418,000
Deferred:
Federal	729,000	226,000
State	12,000	(38,000)
Foreign	30,000	(73,000)

	771,000	114,000

	$1,465,000	$532,000

Income taxes for the years ended August 31, 2011 and 2010 differ from the amounts computed by applying the federal statutory corporate rate of 34% to the pre-tax loss from continuing operations.

The differences are reconciled as follows:

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010
Current:
Expected income tax (benefit) at statutory rate	$1,226,000	$(279,000)
Increase (decrease) in taxes due to:
State tax, net of federal benefit	184,000	(29,000)
Permanent differences	48,000	20,000
Change in deferred tax asset valuation allowance	(120,000)	845,000
Other, net	127,000	(25,000)

Income tax expense	$1,465,000	$532,000

The components of deferred taxes at August 31, 2011 and 2010 are summarized below:

	August 31, 2011	August 31, 2010
Deferred tax assets:
Net operating loss	$2,643,000	$3,662,000
Capital losses	3,445,000	3,620,000
Allowance for doubtful accounts	84,000	74,000
Accrued expenses	217,000	283,000
Accrued worker’s compensation	1,102,000	1,200,000
Related party interest accrual	376,000	144,000
Inventory reserve	483,000	456,000
Unrealized losses on investment	75,000	9,000
Excess of tax over book depreciation	236,000	135,000
Other	222,000	209,000

Total deferred tax assets	8,883,000	9,792,000
Valuation allowance	(4,064,000)	(4,184,000)

	4,819,000	5,608,000

Deferred tax liabilities:
Deferred gains	(1,134,000)	(1,151,000)

Total deferred tax liabilities	(1,134,000)	(1,151,000)

Net deferred tax asset	$3,685,000	$4,457,000

At August 31, 2011, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $6.2 million, which will begin to expire in 2024 and state NOLs of approximately $11.4 million, which will begin to expire in 2014. The Company also had federal and state capital loss carryforwards of approximately $8.97 million and $9.28 million, respectively, which are deductible only to the extent the Company has future capital gains.

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

Management reviewed the positive and negative evidence available at August 31, 2011 and 2010 and determined that the capital loss carryforwards, unrealized losses and EACO’s state net operating losses did not meet the more likely than not threshold required to be recognized. As such a valuation allowance was retained on these deferred tax assets.

On January 1, 2007, we adopted ASC 740, Income Taxes, formerly the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 an interpretation of FASB Statement No. 109. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company decreased liability for unrecognized tax benefit related to tax positions in prior periods by $15,000 due to the close of a state audit in the current year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance at September 1,	—	$15,000
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to prior years and settlements	—	(15,000)
Reductions based on statute of limitations	—	—

Balance at August 31,	—	—

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of August 31, 2011, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S., Canada and various states. The Company’s tax years for 2007, 2008, 2009 and 2010 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2007.

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

The Company leases its facilities under operating lease agreements (three of which are with its majority shareholder), which expire on various dates through September 2016 and require minimum rental payments ranging from $1,000 to $32,000 per month. Certain of the leases contain options for renewal under varying terms.

Minimum future rental payments under operating leases are as follows:

Years ended August 31:
2012	$1,656,000
2013	1,251,000
2014	841,000
2015	683,000
2016	480,000
Thereafter	515,000

$5,426,000

Rental expense for all operating leases for the years ended August 31, 2011 and 2010 was approximately $1,608,000 and $1,647,000, respectively.

Note 12. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority stockholder. During the years ended August 31, 2011 and 2010, the Company incurred approximately $529,000 and $529,000, respectively, of expense related to these leases.

Note 13. Segment Reporting

The Company operates in two reportable business segments; Distribution Operations and Real Estate Rental Operations. The chief operating decision maker, our CEO, evaluates performance based on gross margins, selling general and administrative expenses and net profits. Management also reviews the returns on the rental real estate properties, inventory, accounts receivable and marketable securities (segment assets).

	For the Year Ended August 31, 2011			For the Year Ended August 31, 2010
	Real Estate Rental	Distribution	Total	Real Estate Rental	Distribution	Total
	(In thousands)
Revenues	$1,242	$103,467	$104,709	$1,086	$91,547	$92,633
Cost of revenues	583	74,865	75,448	1,706	67,048	68,754
Gross margin (loss)	659	28,602	29,261	(620)	24,499	23,879
Selling, general & administrative expense	—	25,031	25,031	—	21,763	21,763
Gains (losses) on marketable trading	—	141	141	—	(2,167)	(2,167)
Interest and other income	3	—	3	26	—	26
Interest expense	462	308	770	515	281	796
Segment profit (loss)	200	3,404	3,604	(1,641)	288	(1,353)
Segment assets	14,859	28,019	42,878	11,280	30,045	41,325

	For the Year Ended August 31, 2011			For the Year Ended August 31, 2010
	United States	Canada	Total	United States	Canada	Total
Revenues	$99,998	$4,711	$104,709	$88,417	$4,216	$92,633
Identifiable assets	40,178	2,700	42,878	39,062	2,263	41,325

Note 14. Fair Value of Financial Instruments

Management estimates the fair value of an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include price and marketable securities that are actively traded.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. At this time, the Company holds no Level 2 financial instruments.

Level 3: Unobservable inputs.

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2011 and 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
August 31, 2011
Marketable securities	$892,000	—	—	$892,000

August 31, 2010
Marketable securities	$817,000	—	—	$817,000

Note 15. Subsequent Events

Management has evaluated events subsequent to August 31, 2011, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

SCH. II

Allowance for Doubtful Accounts
	Balance at Beginning of year	Changes in/ Provisions for Doubtful Accounts Receivable	Accounts Written Off Less Recoveries	Balance at Close of Period
Year ended August 31, 2011	$190	$165	$(128)	$227
Year ended August 31, 2010	307	48	(165)	190

Tax Valuation Allowance
	Balance at Beginning of year	Valuation Allowance Provision	Valuation Allowance Reversal	Balance at Close of Period
Year ended August 31, 2011	$4,184	$—	$(120)	$4,064
Year ended August 31, 2010	3,339	845	—	4,184

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated December 22, 2009 by and between EACO Corporation, Bisco Acquisition Corp., Bisco Industries, Inc. and Glen Ceiley (Exhibit 2.1 of the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009)

3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)

3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company’s Registration Statement on Form S-1, , Registration No. 33-1887, is incorporated herein by reference.)

3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)

3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)

3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)

3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)

3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)

3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)

10.1	Form of Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing between the Company and GE Capital Franchise Corporation dated October 21, 2002. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)

10.2	Form of Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation dated October 21, 2012. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)

10.3	Form of Loan Agreement between the Company and GE Capital Franchise Finance Corporation dated October 21, 2002. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2002, is incorporated herein by reference.)

10.4+	2002 Long-Term Incentive Plan (Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on May 1, 2002, is incorporated herein by reference)

10.5	Purchase and Sale Agreement dated July 31, 2009 by and between Gottula Properties, LLC and EACO Corporation (Exhibit 10.8 to the Company’s Transition Report on Form 10-K, filed with the SEC on December 23, 2009, is incorporated herein by reference)

10.6	Administrative Services Management Agreement dated March 3, 2006 by and between EACO Corporation and Bisco Industries, Inc. (Exhibit 10.9 to the Company’s Transition Report on Form 10-K, filed with the SEC on December 23, 2009, is incorporated herein by reference)

10.7	Business Loan Agreement dated March 28, 2008 by and between EACO Corporation and Zions First National Bank

10.8	Promissory Note dated March 28, 2008 in the principal amount of $1,216,354 executed by EACO in favor of Zions First National Bank

10.9	Commercial Guaranty dated March 28, 2008 executed by Glen F. Ceiley and Barbara A. Ceiley Revocable Trust dated 5/15/08

10.10	Business Loan Agreement dated November 9, 2007 by and between EACO Corporation and Community Bank

10.11	Promissory Note dated November 9, 2007 in the principal amount of $5,875,000 executed by EACO in favor of Community Bank

10.12	Commercial Guaranties dated November 9, 2007 executed by Glen F. Ceiley, Bisco Industries, Inc. and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust

21.1	Subsidiaries of the Company.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson LLP.

31.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.