Form 10-Q
period 2011-11-30
EACO CORP
filed 2012-01-17
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011
OR

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

As of January 13, 2012, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except for share and per share information)
(Unaudited)

	Three Months Ended
	November 30,
	2011	2010
Distribution sales	$26,150	$25,344
Cost of goods sold	18,878	18,477
Gross profit from distribution operations	7,272	6,867

Rental revenue	311	312
Cost of rental operations	193	235
Gross profit from rental operations	118	77

Operating expenses:
Selling, general and administrative expenses	6,530	6,120
Income from operations	860	824

Other non-operating income (expense):
Gain on sale of trading securities	—	6
Unrealized gain on trading securities	193	209
Interest and other income	4	—
Interest expense	(185)	(195)
Net income before income taxes	872	844
Provision for income taxes	(247)	(244)
Net income	625	600
Undeclared cumulative preferred stock dividend	(19)	(19)

Net income attributable to common shareholders	$606	$581

Basic and diluted earnings per share	$0.12	$0.12

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share information)
	November 30, 2011	August 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,352	$1,368
Trade accounts receivable, net	12,342	12,348
Inventory, net	12,695	11,389
Marketable securities, trading	1,171	892
Prepaid expenses and other current assets	234	320
Deferred tax asset, current	1,055	1,062
Total current assets	28,849	27,379

Non-current Assets:
Restricted cash	636	632
Real estate properties held for leasing, net	10,007	10,085
Equipment and leasehold improvements, net	1,017	972
Deferred tax asset	2,478	2,623
Other assets, principally deferred charges, net of accumulated amortization	1,165	1,187
Total assets	$44,152	$42,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$9,100	$8,541
Accrued expenses and other current liabilities	1,510	2,325
Liabilities of discontinued operations – short-term	147	147
Current portion of long-term debt and obligation under capital lease	784	778
Total current liabilities	11,541	11,791

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,681	2,708
Deposit liability	147	147
Long-term debt	16,328	15,626
Total liabilities	30,697	30,272

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; authorized 10,000,000 shares; 36,000 shares outstanding at November 30, 2011 and August 31, 2011 (liquidation value $900)	1	1
Common stock, $0.01 par value per share; authorized 8,000,000 shares; 4,861,590 shares outstanding at November 30, 2011 and August 31, 2011	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	778	554
Retained earnings (accumulated deficit)	249	(376)
Total shareholders’ equity	13,455	12,606
Total liabilities and shareholders’ equity	$44,152	$42,878

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended November 30,
	2011	2010

Operating activities:
Net income	$625	$600
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	188	204
Bad debt expense	—	52
Change in inventory reserve	(15)	35
Net unrealized gain on trading securities	(193)	(215)
(Increase) decrease in:
Trade accounts receivable	6	(566)
Inventory	(1,291)	(712)
Prepaid expenses and other assets	108	(447)
Deferred tax asset	152	31
Increase (decrease) in:
Trade accounts payable	298	(34)
Accrued expenses and other current liabilities	(815)	(499)
Liabilities of discontinued operations	(27)	(56)
Net cash used in operating activities	(964)	(1,607)

Investing activities:
Purchase of property and equipment	(155)	(23)
(Purchase) sale of marketable securities, trading	(86)	70
Change in restricted cash	(4)	234
Net cash (used in) provided by investing activities	(245)	281

Financing activities:
Net (payments) borrowings on revolving credit facility	(700)	603
Bank overdraft	261	—
Borrowings of long-term debt	1,600	—
Payments on long-term debt	(192)	(58)
Net cash provided by financing activities	969	545
Effect of foreign currency exchange rate changes on cash and cash equivalents	224	254
Net decrease in cash and cash equivalents	(16)	(527)

Cash and cash equivalents - beginning of period	1,368	1,260
Cash and cash equivalents - end of period	$1,352	$733

Supplemental disclosures of cash flow information:
Cash paid for interest	$186	$76

Cash paid for taxes	$415	$96

See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.  The condensed consolidated balance sheet as of August 31, 2011 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2011.  Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.

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

Note 2.    Significant Accounting Policies

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged three irrevocable letters of credit totaling $3,088,000 as of November 30, 2011 and August 31, 2011.   These letters were secured by certificates of deposits totaling $636,000 and $632,000 at November 30, 2011 and August 31, 2011, respectively, and the Company’s real estate property in Sylmar, California.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was $258,000 and $253,000 at November 30, 2011 and August 31, 2011, respectively.

Inventories

Inventories consist of finished goods, primarily electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are net of a reserve for slow moving or obsolete items of $783,000 and $768,000 at November 30, 2011 and August 31, 2011, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Earnings Per Common Share

Basic earnings per common share for the periods ended November 30, 2011 and 2010 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per common share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the respective periods. Potential common shares represent shares of common stock issuable upon exercise or conversion of options, stock warrants and convertible preferred stock (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three months ended November 30, 2011 and 2010, respectively. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income. The average exchange rate for the three months ended November 30, 2011 and 2010 was $1.02 and $0.98 Canadian dollars for one U.S. dollar, respectively.

Concentrations

Net sales to customers outside the United States and related trade accounts receivable were approximately 4% and 4% of total sales and trade accounts receivable, respectively, at November 30, 2011 and 7% and 5%, respectively, at August 31, 2011.

No single entity accounted for more than 10% of revenues for the three months ended November 30, 2011 and 2010.

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

Note 3.    Debt

The Company has a $10,000,000 line-of-credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.53% and 0.33% for the 90 day LIBOR at November 30, 2011 and August 31, 2011, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2011 and August 31, 2011). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement has been renewed until March 1, 2013.

The amount outstanding under this line of credit as of November 30, 2011 and August 31, 2011 was $9,400,000 and $8,500,000, respectively. Availability under the line of credit was $600,000 and $1,500,000 at November 30, 2011 and August 31, 2011, respectively.

The credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios.  As of November 30, 2011 and August 31, 2011, the Company was in compliance with all covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank.  The proceeds of the loan were used to pay down the Company’s line of credit.  The term loan is for two years and bears interest at the bank’s reference rate (3.25% at November 30, 2011).  As of November 30, 2011 the outstanding balance was $674,000.

Note 4.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share attributable to common shareholders:

	For the Three Months Ended November 30,
	2011	2010

	(In thousands, except per share information)

EPS – basic:
Net income	$625	$600
Less: preferred stock dividends	(19)	(19)
Net income available for common shareholders	$606	$581
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590
Earnings per common share – basic and diluted	$0.12	$0.12

For the three months ended November 30, 2011 and 2010, 40,000 potential common shares have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5.    Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority stockholder. During each of the three months ended November 30, 2011 and 2010, the Company incurred approximately $128,000 of expense related to these leases.

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

	For the Three Months Ended November 30, 2011			For the Three Months Ended November 30, 2010
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(in thousands)
Revenues	$311	$26,150	$26,461	$312	$25,344	$25,656
Cost of revenues	193	18,878	19,071	235	18,477	18,712
Gross profit	118	7,272	7,390	77	6,867	6,944
Selling, general and administrative expenses	92	6,438	6,530	112	6,008	6,120

Note 7.    Contingencies

In September 2010, we received a notice from the Internal Revenue Service (“IRS”), assessing a civil penalty against the Company in the amount of $775,161 as a result of the IRS’ claim that it did not receive W-2 forms for EACO’s employees for the 2005 calendar year.  We engaged in discussions with the IRS regarding this assessment and submitted copies of EACO’s 2005 W-2 forms in October 2010.  On March 21, 2011, we received a notice from the IRS indicating that it had not abated the penalty based on the W-2 forms we provided.  The notice provided for an appeals process permitting us to submit additional information for purposes of appealing the penalty.  The Company filed an appeal on May 19, 2011.  In September 2011, the Company received notification by the IRS that its appeal was successful and the penalty has been abated in full.

Note 8.    Subsequent Events

Management has evaluated events subsequent to November 30, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions.  These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits and capital needs.  These statements are based on our current expectations, estimates and projections and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in general and administrative costs, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and relationships with suppliers, the willingness of GE Capital, Community Bank or other lenders to extend financing commitments and the availability of capital resources, repairs or similar expenditures required for existing properties due to weather or acts of God, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements.  You should not place undue reliance on these forward-looking statements that speak only as of the date hereof.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

EACO Corporation was organized under the laws of the State of Florida in September 1985.  From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations.  The restaurant operations are presented as discontinued operations in the accompanying condensed consolidated financial statements.  Since June 2005 until the acquisition of Bisco in March 2010, our operations have principally consisted of managing five rental properties held for leasing in Florida and California.  As a result of our March 2010 acquisition of Bisco Industries, Inc., we currently operate in two reportable segments:  the Rental Real Estate Operations segment, which consists of managing the five rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco and is alternatively referred to in this report as the Bisco segment. Revenues derived from the Bisco segment represented approximately 99% of the total revenues for the three months ended November 30, 2011 and the year ended August 31, 2011 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates.  For additional description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011 (“fiscal 2011”) as filed with the SEC on November 29, 2011.

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

Liabilities of Discontinued Operations

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2011. No changes to the estimated liability were recorded during the three months ended November 30, 2011 or 2010.

Deferred Tax Assets

The Company’s policy for recording a valuation allowance against deferred tax assets is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or when future deductibility is uncertain. In accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes”, the Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. ASC 740 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses and/or significant decreases in operations. As a result of the Company’s disposal, in June 2005, of significant business operations, management concluded that a valuation allowance should be recorded against certain federal and state tax credits. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

Results of Operations

Comparison of the Three Months Ended November 30, 2011 and 2010 (unaudited)

Distribution Sales and Gross Profit ($ in thousands)

	Three Months Ended November 30,		$	%
	2011	2010	Change	Change

Distribution sales	$26,150	$25,344	$806	3.2%
Cost of goods sold	18,878	18,477	(401)	(2.2)
Gross profit	$7,272	$6,867	$405
Gross profit %	27.8%	27.1%		0.7%

Net sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, and freight charged to its customers. The increase in net sales in the three months ended November 30, 2011 (“Q1 2012”) as compared to the prior period was largely due to increased unit sales, resulting from an increase in sales headcount of 10% in the three months ended November 30, 2011 as compared to the three months ended November 30, 2010 (“Q1 2011”).  The Company added three sales offices in Virginia, Missouri and Georgia in the latter half of fiscal 2011.  These offices were open in Q1 2012, but not in Q1 2011.

Additionally, the Company’s sales force is divided into Sales Focus Teams (“SFT’s”).  These teams generally focus the majority of their time on specific industries, product lines and/or geographic regions and are designed to assist the Company in increasing market share in specific areas and, as a result, increase sales.  The Company has increased the number of SFTs from 67 at November 30, 2010 to 82 at November 30, 2011, a 22% increase.

The Company also increased margins in Q1 2012 mainly due to a decrease in the Company’s freight costs as compared to the prior period through a renegotiation of the Company’s contract with its main carrier.

Rental Income and Gross Profit ($ in thousands)
	Three Months Ended November 30,		$	%
	2011	2010	Change	Change

Rental revenue	$311	$312	$(1)	0.3%
Cost of rental operations	193	235	42	17.9
Gross profit	$118	$77	$41
Gross profit %	37.9%	24.7%		13.2%

Rental revenue in the Rental Real Estate Operations remained flat from Q1 2011 to Q1 2012.  The Company’s five rental properties are all occupied and there have been no significant increases in rent received; therefore, the Company’s rental revenue was substantially the same for both quarters.  Cost of rental operations decreased in Q1 2012 from Q1 2011 due to costs associated with the Company’s year end audit being allocated to the Distribution Operations.  This decrease in costs resulted in a higher gross profit in Q1 2012 compared to the prior year period.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended November 30,			%
	2011	2010	$ Change	Change

Selling, general and administrative expenses	$6,530	$6,120	$410	6.7%
Percent of distribution sales	25.0%	24.1%		0.9%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs for the Distribution Operations. SG&A in Q1 2012 increased from Q1 2011 largely due to increased salaries as the Company increased sales headcount 10.1% in Q1 2012 as compared to Q1 2011.  As a percentage of distribution sales, SG&A increased because the Company’s new employees require time and training to reach full productivity.

Non-operating Income (Expense) ($ in thousands)
	Three Months Ended November 30,		$	%
Other income (expense):	2011	2010	Change	Change
Gain on sale of trading securities	$—	$6	$(6)	(100.0)%
Unrealized loss on trading securities	193	209	(16)	(7.7)
Interest and other income	4	—	4	100.0
Interest expense, net	(185)	(195)	10	5.1
Other income (expense), net	$12	$20	$(8)	(40.0)%
Other income (expense), net as a percent of distribution sales	0.0%	0.0%		0.0%

Other income (expense), net consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations and interest related to the Company’s line of credit and other long-term debt. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to maximize return. During Q1 2012, the Company recognized $193,000 in unrealized gains.  The Company experienced net realized and unrealized gains of $215,000 during Q1 2011.  Gains in both periods were due to increases in the Company’s holdings and a consistent investment strategy in both periods.

Income Tax Provision ($ in thousands)
	Three Months Ended November 30,		$	%
	2011	2010	Change	Change

Income tax provision	$247	$244	$(3)	1.2%
Percent of net sales	0.9%	1.0%		(0.1)%

The provision for income taxes increased by $3,000 in the three month period ended November 30, 2011 over the prior year period, which resulted from higher pre-tax income in the current period as compared to the prior year period.  The effective tax rates for the three months ended November 30, 2011 and 2010 were 28.3% and 28.9%, respectively.

Liquidity and Capital Resources

The Company has a $10,000,000 line-of-credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.53% and 0.33% for the 90 day LIBOR at November 30, 2011 and August 31, 2011, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2011 and August 31, 2011). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement with Community Bank was renewed until March 1, 2013.

The amount outstanding under this line of credit as of November 30, 2011 and August 31, 2011 was $9,400,000 and $8,500,000, respectively. Availability under the line of credit was $600,000 and $1,500,000 at November 30, 2011 and August 31, 2011, respectively.

The credit agreement contains nonfinancial and financial covenants requiring the maintenance of certain financial ratios.  As of November 30, 2011, the Company was in compliance with all such covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank.  The proceeds of the loan were used to pay down the Company’s line of credit.  The term loan expires in March 2013 and bears interest at the bank’s reference rate (3.25% at November 30, 2011).  As of November 30, 2011 the outstanding balance of this term loan was $674,000.

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

Cash Flows from Operating Activities

The Company’s principal uses of cash during the three months ended November 30, 2011 included an increase in inventory related to the Company’s increased sales activity for the period.  The Company also decreased accrued expenses due to payment of annual bonuses in the quarter ended November 30, 2011 related to the fiscal year ended August 31, 2011 and estimated income tax payments made related to the Company’s fiscal 2011 tax year.  Cash used in operating activities for the three months ended November 30, 2010 was due to increases in accounts receivable and inventory related to a general increase in the Company’s sales.  Also, the Company decreased accrued expenses through payment of annual sales bonuses in the three months ended November 30, 2010 related to bonuses earned for the fiscal year ended August 31, 2010.

Cash Flows from Investing Activities

Cash flow used in investing activities was $245,000 for the three months ended November 30, 2011.  This was due to the purchases of equipment by the Company during the period and the purchases of securities with cash held in the Company’s brokerage accounts.  During the three months ended November 30, 2010, the Company provided $281,000 in investing activities, primarily due to the release in October 2011 by Florida Self-Insurers Guaranty Association, Inc. of restricted cash related to the Company’s self-insured workers’ compensation program.  This was combined with cash provided by an increase in the Company’s trading securities held.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2011 was $969,000 as compared with $545,000 for the three months ended November 30, 2010.  Cash provided by financing activities consists mainly of borrowings on the Company’s line of credit to fund operations in fiscal 2011 and 2010.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings or the issuance of debt.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011 as filed with the SEC on November 29, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer.  Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered in this report.

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

In September 2010, we received a notice from the Internal Revenue Service (“IRS”) assessing a civil penalty against the Company in the amount of $775,161 as a result of the IRS’ claim that it did not receive W-2 forms for EACO’s employees for the 2005 calendar year.  We engaged in discussions with the IRS regarding this assessment and submitted copies of EACO’s 2005 W-2 forms in October 2010.  On March 21, 2011, we received a notice from the IRS indicating that it had not abated the penalty based on the W-2 forms we provided.  The notice provided for an appeals process permitting us to submit additional information for purposes of appealing the penalty.  The Company filed an appeal on May 19, 2011.  In September 2011, the Company received notification by the IRS that its appeal was successful and the penalty has been abated in full.

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

We have from time to time had material weaknesses in our internal controls over financial reporting due to deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions.  Although we have addressed these material weaknesses as of August 31, 2011, we may experience additional material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the reporting requirements applicable to public companies in the United States.  Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly in accordance with GAAP, our financial condition and results of operations.  The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock.  Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

One of our primary growth strategies for our Distribution Operations segment is to grow our business through the opening of sales offices into new geographic markets.  Based on our analysis of demographics in the United States, Canada and Mexico, we currently estimate there is potential market opportunity in North America to support additional sales offices.  We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful.  In addition, a particular local market’s ability to support a sales office may change because of a change due to competition, or local economic conditions.

We may be unable to meet our goals regarding new office openings.

Our growth, in part, is primarily dependent on our ability to attract new customers.  Historically, the most effective way to attract new customers has been opening new sales offices.  Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office.  Given the current economic slowdown, we may not be able to open or grow new offices at our projected rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low.  As of November 30, 2011, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 50,000 shares.  If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We may need to satisfy our cash needs through external financing. However, external financing may not be available on acceptable terms or at all.

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

EACO CORPORATION
(Registrant)

Date: January 17, 2012	/s/ Glen Ceiley
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