Form 10-Q
period 2012-02-29
EACO CORP
filed 2012-04-16
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

As of April 13, 2012, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Distribution sales	$27,114	$24,694	$53,264	$50,038
Cost of goods sold	19,846	18,227	38,780	36,856
Gross profit from distribution operations	7,268	6,467	14,484	13,182

Rental revenue	312	311	623	623
Cost of rental operations	100	107	293	282
Gross profit from rental operations	212	204	330	341

Operating expenses:
Selling, general and administrative expenses	6,850	5,891	13,324	11,919
Total operating expenses	6,850	5,891	13,324	11,919
Income from operations	630	780	1,490	1,604

Non-operating income (expense):
Gain on sale of trading securities	62	247	62	253
Unrealized gain (loss) on trading securities	92	(69)	285	140
Interest expense, net	(178)	(190)	(359)	(385)
Total non-operating income (expense)	(24)	(12)	(12)	8
Net income before income taxes	606	768	1,478	1,612
Provision for income taxes	203	235	450	479
Net income	403	533	1,028	1,133
Undeclared cumulative preferred stock dividend	(19)	(19)	(38)	(38)

Net income attributable to common shareholders	$384	$514	$990	$1,095

Basic and diluted earnings per share	$0.08	$0.11	$0.20	$0.23

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	February 29, 2012	August 31, 2011
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,858	$1,368
Restricted cash, current	172	--
Trade accounts receivable, net	13,390	12,348
Inventory, net	11,585	11,389
Marketable securities, trading	761	892
Prepaid expenses and other current assets	456	320
Deferred tax asset, current	1,055	1,062
Total current assets	29,277	27,379

Non-current Assets:
Restricted cash, non-current	548	632
Real estate properties held for leasing, net	9,929	10,085
Equipment and leasehold improvements, net	953	972
Deferred tax asset	2,318	2,623
Other assets, principally deferred charges, net of accumulated amortization	1,149	1,187
Total assets	$44,174	$42,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$9,287	$8,541
Accrued expenses and other current liabilities	1,511	2,325
Liability for short sales of trading securities	172	--
Liabilities of discontinued operations – short-term	147	147
Current portion of long-term debt	790	778
Total current liabilities	11,907	11,791

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,636	2,708
Deposit liability	147	147
Long-term debt	15,880	15,626
Total liabilities	30,570	30,272

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; authorized 10,000,000 shares; 36,000 shares outstanding at February 29, 2012 and August 31, 2011 (liquidation value $900)	1	1
Common stock, $0.01 par value per share; authorized 8,000,000 shares; 4,861,590 shares outstanding at February 29, 2012 and August 31, 2011	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	524	554
Retained earnings (accumulated deficit)	652	(376)
Total shareholders’ equity	13,604	12,606
Total liabilities and shareholders’ equity	$44,174	$42,878

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 29, 2012	February 28, 2011
Operating activities:
Net income	$1,028	$1,133
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	409	385
Bad debt expense	46	--
Change in inventory reserve	(50)	--
Net gain on trading securities	(347)	(393)
(Increase) decrease in:
Trade accounts receivable	(1,088)	(1,106)
Inventory	(146)	(803)
Prepaid expenses and other assets	(126)	(85)
Deferred tax asset	312	--
Increase (decrease) in:
Trade accounts payable	(36)	428
Accrued expenses and other current liabilities	(814)	(271)
Liabilities of discontinued operations	(72)	(94)
Net cash used in operating activities	(884)	(806)

Investing activities:
Purchase of property and equipment	(206)	(176)
Sale of marketable securities, trading	478	226
Short sales of marketable securities	172	--
Change in restricted cash	(88)	234
Net cash provided by investing activities	356	284

Financing activities:
Net borrowings on revolving credit facility	650	600
Bank overdraft	782	143
Payments on long-term debt	(384)	(129)
Net cash provided by financing activities	1,048	614
Effect of foreign currency exchange rate changes on cash and cash equivalents	(30)	37
Net decrease in cash and cash equivalents	490	129

Cash and cash equivalents - beginning of period	1,368	1,260
Cash and cash equivalents - end of period	$1,858	$1,389

Supplemental disclosures of cash flow information:
Cash paid for interest	$379	$391

Cash paid for taxes	$415	$158

See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

On March 24, 2010, EACO completed the acquisition of Bisco Industries, Inc. (“Bisco”), a company under the common control of EACO’s majority shareholder (Glen F. Ceiley). Bisco is a distributor of electronic components and fasteners with 41 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. The acquisition of Bisco (the “Acquisition”) was consummated pursuant to an Agreement and Plan of Merger dated December 22, 2009 by and among EACO, Bisco Acquisition Corp., Bisco and Glen F. Ceiley (the “Agreement”). Pursuant to the Agreement, Bisco Acquisition Corp., a wholly-owned subsidiary of EACO, was merged with and into Bisco; Bisco was the surviving corporation in the merger and became a wholly-owned subsidiary of EACO. The transaction was accounted for as a combination of companies under common control using the historical balances of Bisco.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with GAAP for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2011. The condensed consolidated balance sheet as of August 31, 2011 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2011. Operating results for the three and six month period ended February 29, 2012 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Note 2. Significant Accounting Policies

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged two irrevocable letters of credit totaling $3,000,000 as of February 29, 2012 and three irrevocable letters of credit totaling $3,088,000 as of August 31, 2011. These letters were secured by certificates of deposits totaling $548,000 and $632,000 at February 29, 2012 and August 31, 2011, respectively, and the Company’s real estate property in Sylmar, California.

The Company also has restricted cash of $172,000 at February 29, 2012 on deposit with a securities brokerage firm, which relates to the liability for short sales of trading securities. There was no such restricted cash at August 31, 2011.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was $269,000 and $253,000 at February 29, 2012 and August 31, 2011, respectively.

Inventories

Inventories consist of finished goods, primarily electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are net of a reserve for slow moving or obsolete items of $818,000 and $768,000 at February 29, 2012 and August 31, 2011, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company leases its real estate properties to tenants under operating leases with terms generally exceeding one year.  Some of these leases contain scheduled rent increases.  We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.

Earnings Per Common Share

Basic earnings per common share for the periods ended February 29, 2012 and February 28, 2011 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per common share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the respective periods. Potential common shares represent shares of common stock issuable upon conversion of preferred stock (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and six months ended February 29, 2012 and February 28, 2011. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income. The average exchange rate for the six months ended February 29, 2012 and February 28, 2011 was $1.01 Canadian dollars for one U.S. dollar.

Concentrations

Net sales to customers outside the United States were approximately 7% for the six months ended February 29, 2012 and February 28, 2011 and related accounts receivable were approximately 5% at February 29, 2012 and August 31, 2011.

No single entity accounted for more than 10% of revenues for the three or six months ended February 29, 2012 and February 28, 2011.

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

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.49% and 0.33% for the 90 day LIBOR at February 29, 2012 and August 31, 2011, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at February 29, 2012 and August 31, 2011). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement has been renewed until March 1, 2013.

The amount outstanding under this line of credit as of February 29, 2012 and August 31, 2011 was $9,150,000 and $8,500,000, respectively. Availability under the line of credit was $850,000 and $1,500,000 at February 29, 2012 and August 31, 2011, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 29, 2012 and August 31, 2011, the Company was in compliance with all covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The proceeds of the loan were used to pay down the Company’s line of credit. The term loan is for two years and bears interest at the bank’s reference rate (3.25% at February 29, 2012 and August 31, 2011). As of February 29, 2012, the outstanding balance of the term loan was $549,000.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share attributable to common shareholders:

	For the Three Months,		For the Six Months Ended,
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

(In thousands, except share and per share information)

EPS:
Net income	$403	$533	$1,028	$1,133
Less: preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$384	$514	$990	$1,095

Earnings per common share – basic and diluted	$0.08	$0.11	$0.20	$0.23

For the three and six months ended February 29, 2012 and February 28, 2011, 40,000 potential common shares have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority stockholder. During each of the six months ended February 29, 2012 and February 28, 2011, the Company incurred approximately $256,000 of expense related to these leases.

Note 6. Segment Reporting

The Company operates in two reportable business segments: Distribution Operations and Rental Real Estate Operations. The Distribution Operations are organized and operated as Bisco Industries, Inc., a wholly owned subsidiary of the Company. Executive management evaluates performance based on gross margins, selling, general and administrative expenses and net income. Management also reviews the returns on the rental real estate properties, inventory, accounts receivable and marketable securities (segment assets).

	For the Three Months Ended February 29, 2012			For the Three Months Ended February 28, 2011
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(in thousands)
Revenues	$312	$27,114	$27,426	$311	$24,694	$25,005
Cost of revenues	100	19,846	19,946	107	18,227	18,334
Gross profit	212	7,268	7,480	204	6,467	6,671
Selling, general and administrative expenses	91	6,759	6,850	91	5,800	5,891

	For the Six Months Ended February 29, 2012			For the Six Months Ended February 28, 2011
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(in thousands)
Revenues	$623	$53,264	$53,887	$623	$50,038	$50,661
Cost of revenues	293	38,780	39,073	282	36,856	37,198
Gross profit	330	14,484	14,814	341	13,182	13,463
Selling, general and administrative expenses	183	13,141	13,324	183	11,736	11,919

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

Overview

EACO Corporation was organized under the laws of the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying condensed consolidated financial statements. Since June 2005 until the acquisition of Bisco in March 2010, our operations have principally consisted of managing five rental properties held for leasing in Florida and California. As a result of our March 2010 acquisition of Bisco, we currently operate in two reportable segments: the Rental Real Estate Operations segment, which consists of managing the five rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco and is alternatively referred to in this report as the Bisco segment. Revenues derived from the Bisco segment represented approximately 99% of the total revenues for the three and six months ended February 29, 2012 and the year ended August 31, 2011 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future.

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

Liabilities of Discontinued Operations

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2011. No changes to the estimated liability were recorded during the three or six months ended February 29, 2012 or February 28, 2011.

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

Results of Operations

Comparison of the Three Months Ended February 29, 2012 and February 28, 2011 (unaudited)

Distribution Sales and Gross Profit ($ in thousands)

	Three Months Ended		$	%
	February 29, 2012	February 28, 2011	Change	Change

Distribution sales	$27,114	$24,694	$2,420	9.8%
Cost of goods sold	19,846	18,227	(1,619)	(8.9)

Gross profit	$7,268	$6,467	$801
Gross profit %	26.8%	26.1%		0.7%

Distribution sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, and freight charges by the Company to its customers. The increase in distribution sales in the three months ended February 29, 2012 (“Q2 2012”) as compared to the prior year period was largely due to increased unit sales, resulting from an increase in sales headcount of 13% in the three months ended February 29, 2012 as compared to the three months ended February 28, 2011 (“Q2 2011”). The Company added three sales offices in Virginia, Missouri and Georgia in the latter half of fiscal 2011. These offices were open in Q2 2012, but not in Q2 2011.

Additionally, the Company’s sales force is divided into Sales Focus Teams (“SFTs”). These teams generally focus the majority of their time on specific industries, product lines and/or geographic regions and are designed to assist the Company in increasing market share in specific areas and, as a result, increase sales. The Company has increased the number of SFTs from 74 at February 28, 2011 to 82 at February 29, 2012, an 11% increase. The increase in SFTs was supported by an increase in salespeople, with the Company growing from 254 salespeople at February 28, 2011 to 286 salespeople at February 29, 2012, a 13% increase.

The Company also increased margins in Q2 2012 mainly due to a decrease in the Company’s freight costs as compared to the prior year period as a result of a renegotiation of the Company’s contract with its main carrier during the first quarter of the fiscal year ending August 31, 2012 (“fiscal 2012”).

Rental Income and Gross Profit ($ in thousands)

	Three Months Ended		$	%
	February 29, 2012	February 28, 2011	Change	Change

Rental revenue	$312	$311	$1	0.3%
Cost of rental operations	100	107	7	6.5

Gross profit	$212	$204	$8
Gross profit %	67.9%	65.6%		2.3%

The changes in rental revenue and costs from Q2 2011 to Q2 2012 were not significant.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended			%
	February 29, 2012	February 28, 2011	$ Change	Change

Selling, general and administrative expenses	$6,850	$5,891	$959	16.3%
Percent of distribution sales	25.3%	23.9%		1.4%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs for the Distribution Operations. SG&A in Q2 2012 increased from Q2 2011 largely due to increased salaries and salaries related expenses as the Company increased sales headcount by 32 employees or 13%, in Q2 2012 as compared to Q2 2011. As a percentage of distribution sales, SG&A increased because the Company’s new employees require time and training to achieve productivity.

Non-operating Income (Expense) ($ in thousands)

	Three Months Ended		$	%
Other income (expense):	February 29, 2012	February 28, 2011	Change	Change
Gain on sale of trading securities	$62	$247	$(185)	(74.9)%
Unrealized gain (loss) on trading securities	92	(69)	161	233.3
Interest expense, net	(178)	(190)	12	6.3

Other income (expense), net	$(24)	$(12)	$(12)
Other income (expense), net as a percent of distribution sales	0.1%	0.0%		0.1%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations and interest related to the Company’s line of credit and other long-term debt. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2012, the Company recognized $154,000 in net realized and unrealized gains. The Company experienced net realized and unrealized gains of $178,000 during Q2 2011. Gains in both periods were due to increases in the Company’s holdings and a consistent investment strategy in both periods.

Income Tax Provision ($ in thousands)

	Three Months Ended		$	%
	February 29, 2012	February 28, 2011	Change	Change

Income tax provision	$203	$235	$32	13.6%
Percent of net income	33.4%	30.5%		2.9%

The provision for income taxes decreased by $32,000 in the three month period ended February 29, 2012 over the prior year period, which resulted from lower pre-tax income and a decrease in the valuation allowance recognized in the current period as compared to the prior year period.

Comparison of the Six Months Ended February 29, 2012 and February 28, 2011 (unaudited)

Distribution Sales and Gross Profit ($ in thousands)

	Six Months Ended		$	%
	February 29, 2012	February 28, 2011	Change	Change

Distribution sales	$53,264	$50,038	$3,226	6.4%
Cost of goods sold	38,780	36,856	(1,924)	(5.2)

Gross profit	$14,484	$13,182	$1,302
Gross profit %	27.2%	26.3%		0.9%

Distribution sales related to the Distribution Operations segment increased in the six months ended February 29, 2012 as compared to the prior year period largely due to increased unit sales, resulting from an increase in sales headcount of 13% in the six months ended February 29, 2012 as compared to the six months ended February 28, 2011. The Company added three sales offices in Virginia, Missouri and Georgia in the latter half of fiscal 2011. These offices were open in the first half of fiscal 2012, but not in the first half of fiscal 2011.

Additionally, the Company has increased the number of Sales Focus Teams from 74 at February 28, 2011 to 82 at February 29, 2012, an 11% increase, which the Company believes allowed it to increase sales.

The Company also increased margins in the six months ended February 29, 2012 over the same prior year period due to (a) the Company focusing more on increased margins, primarily in the first quarter of fiscal 2012 and (b) a decrease in the Company’s freight costs as compared to the prior year period as a result of a renegotiation of the Company’s contract with its main carrier.

Rental Income and Gross Profit ($ in thousands)

	Six Months Ended		$	%
	February 29, 2012	February 28, 2011	Change	Change

Rental revenue	$623	$623	$0	0.0%
Cost of rental operations	293	282	(11)	(3.9)

Gross profit	$330	$341	$(11)
Gross profit %	53.0%	54.7%		(1.7)%

The changes in rental revenue and costs from the six months ending February 28, 2011 to February 29, 2012 were not significant.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended			%
	February 29, 2012	February 28, 2011	$ Change	Change

Selling, general and administrative expenses	$13,324	$11,919	$1,405	11.8%
Percent of distribution sales	25.0%	23.8%		1.2%

SG&A in the six months ended February 29, 2012 increased from the six months ended February 28, 2011 largely due to increased salaries and salaries related expenses as the Company increased sales headcount 13% in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. As a percentage of distribution sales, SG&A increased because the Company’s new employees require time and training to achieve productivity.

Non-operating Income (Expense) ($ in thousands)

	Six Months Ended		$	%
Other income (expense):	February 29, 2012	February 28, 2011	Change	Change
Gain on sale of trading securities	$62	$253	$(191)	(75.5)%
Unrealized gain on trading securities	285	140	145	103.6
Interest expense, net	(359)	(385)	26	6.8

Other income (expense), net	$(12)	$8	$(20)
Other income (expense), net as a percent of distribution sales	0.0%	0.0%		0.0%

During the six months ended February 29, 2012, the Company recognized $347,000 in net realized and unrealized gains. The Company experienced net realized and unrealized gains of $393,000 during the six months ended February 28, 2011. Gains in both periods were due to increases in the Company’s holdings and a consistent investment strategy in both periods.

Income Tax Provision ($ in thousands)

	Six Months Ended		$	%
	February 29, 2012	February 28, 2011	Change	Change

Income tax provision	$450	$479	$29	6.1%
Percent of net income	30.4%	29.7%		0.7%

The provision for income taxes decreased by $29,000 in the six month period ended February 29, 2012 over the prior year period, which primarily resulted from lower pre-tax income and a decrease in the valuation allowance recognized in the current period as compared to the prior year period.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day LIBOR (0.49% and 0.33% for the 90 day LIBOR at February 29, 2012 and August 31, 2011, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at February 29, 2012 and August 31, 2011). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement with Community Bank was renewed until March 1, 2013.

The amount outstanding under this line of credit as of February 29, 2012 and August 31, 2011 was $9,150,000 and $8,500,000, respectively. Availability under the line of credit was $850,000 and $1,500,000 at February 29, 2012 and August 31, 2011, respectively.

The line of credit agreement contains nonfinancial and financial covenants requiring the maintenance of certain financial ratios. As of February 29, 2012, the Company was in compliance with all such covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The proceeds of the loan were used to pay down the Company’s line of credit. The term loan expires in March 2013 and bears interest at the bank’s reference rate (3.25% at February 29, 2012 and August 31, 2011). As of February 29, 2012, the outstanding balance of this term loan was $507,000.

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

Cash Flows from Operating Activities

The Company’s principal uses of cash during the six months ended February 29, 2012 included an increase in accounts receivable related to the Company’s increased sales activity for the period. The Company also decreased accrued expenses due to payment of annual bonuses in the six months ended February 29, 2012 related to the fiscal year ended August 31, 2011 and estimated income tax payments made related to the Company’s fiscal 2011 tax year.

Cash Flows from Investing Activities

Cash provided by investing activities was $356,000 for the six months ended February 29, 2012. This was due primarily to proceeds from sales of marketable securities holdings during the year offset by the purchases of equipment by the Company during the period and by the net decrease in restricted cash resulting from the release in October 2011 by Florida Self-Insurers Guaranty Association, Inc. of restricted cash in the amount of $84,000 related to the Company’s self-insured workers’ compensation program.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended February 29, 2012 was $1,048,000 as compared with $614,000 for the six months ended February 28, 2011. Cash provided by financing activities consists mainly of proceeds from borrowings on the Company’s line of credit to fund operations in fiscal 2012 and 2011. Additionally, the Company’s bank overdraft increased at February 29, 2012 as compared to February 28, 2011.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings or the issuance of debt.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011 as filed with the SEC on November 29, 2011.

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

As a result of the economic downturn and continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Purchases of our products by our customers is affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, the significant weakening of economic conditions on a global scale has caused some of our customers to experience a slowdown that has had adverse effects on our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

If we fail to maintain an effective system of internal controls over financial reporting or experience additional material weaknesses in our system of internal controls, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.

We have from time to time had material weaknesses in our internal controls over financial reporting due to deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses as of August 31, 2011, we may experience additional material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit and term loan agreements with Community Bank. The agreements are secured by substantially all of Bisco’s assets and are guaranteed by Mr. Ceiley, our Chairman and CEO. The loan agreements contain covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not occur in the future, and any such losses could cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

We rely heavily on our internal information systems, which, if not properly functioning, could materially and adversely affect our business.

Our information systems have been in place for many years, and are subject to system failures as well as problems caused by human error, which could have a material adverse effect on our business. Many of our systems consist of a number of legacy or internally developed applications, which can be more difficult to upgrade to commercially available software. It may be time consuming and costly for us to retrieve data that is necessary for management to evaluate our systems of control and information flow. In the future, management may decide to convert our information systems to a single enterprise solution. Such a conversion, while it would enhance the accessibility and reliability of our data, could be expensive and would not be without risk of data loss, delay or business interruption. Maintaining and operating these systems requires continuous investments. Failure of any of these internal information systems or material difficulties in upgrading these information systems could have material adverse effects on our business and our timely compliance with our reporting obligations.

We may not be able to attract and retain key personnel.

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Glen Ceiley, our Chairman of the Board and Chief Executive Officer, as well as other executive officers and senior management of Bisco. The loss of service of one or more of our key management members could have a material adverse effect on our business.

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

Our strategy of expanding into new geographic areas is risky and could be costly.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of February 29, 2012, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 55,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Item 4.     Mine Safety Disclosures

Not applicable.

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

EACO CORPORATION (Registrant)

Date: April 16, 2012	By:	/s/ Glen Ceiley
Glen Ceiley Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

By:	/s/ Michael Bains
Michael Bains Controller and Assistant Secretary (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

