Form 10-Q
period 2012-05-31
EACO CORP
filed 2012-07-16
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 13, 2012, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Distribution sales	$30,019	$26,475	$83,283	$76,513
Cost of goods sold	21,417	19,273	60,197	55,850
Gross profit from distribution operations	8,602	7,202	23,086	20,663

Rental revenue	314	310	937	933
Cost of rental operations	188	101	481	443
Gross profit from rental operations	126	209	456	490

Operating expenses:
Selling, general and administrative expenses	6,826	6,032	20,150	18,168
Total operating expenses	6,826	6,032	20,150	18,168
Income from operations	1,902	1,379	3,392	2,985

Non-operating income (expense):
(Loss) gain on sale of trading securities	(17)	69	45	322
Unrealized gain (loss) on trading securities	68	(120)	353	20
Interest expense, net	(185)	(188)	(544)	(575)
Total non-operating expense	(134)	(239)	(146)	(233)
Net income before income taxes	1,768	1,140	3,246	2,752
Provision for income taxes	811	519	1,261	998
Net income	957	621	1,985	1,754
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)

Net income attributable to common shareholders	$938	$602	$1,928	$1,697

Basic and diluted earnings per share	$0.19	$0.12	$0.40	$0.35

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	May 31, 2012	August 31, 2011
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$3,856	$1,368
Restricted cash, current	637	--
Trade accounts receivable, net	13,893	12,348
Inventory, net	12,206	11,389
Marketable securities, trading	267	892
Prepaid expenses and other current assets	323	320
Deferred tax asset, current	1,034	1,062
Total current assets	32,216	27,379

Non-current Assets:
Restricted cash, non-current	548	632
Real estate properties held for leasing, net	9,852	10,085
Equipment and leasehold improvements, net	971	972
Deferred tax asset	1,784	2,623
Other assets, principally deferred charges, net of accumulated amortization	1,130	1,187
Total assets	$46,501	$42,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$10,561	$8,541
Accrued expenses and other current liabilities	2,040	2,325
Liability for short sales of trading securities	637	--
Liabilities of discontinued operations – short-term	147	147
Current portion of long-term debt	705	778
Total current liabilities	14,090	11,791

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,588	2,708
Deposit liability	147	147
Long-term debt	15,216	15,626
Total liabilities	32,041	30,272

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; authorized 10,000,000 shares; 36,000 shares outstanding at May 31, 2012 and August 31, 2011 (liquidation value $900)	1	1
Common stock, $0.01 par value per share; authorized 8,000,000 shares; 4,861,590 shares outstanding at May 31, 2012 and August 31, 2011	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	480	554
Retained earnings (accumulated deficit)	1,552	(376)
Total shareholders’ equity	14,460	12,606
Total liabilities and shareholders’ equity	$46,501	$42,878

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2012	2011
Operating activities:
Net income	$1,985	$1,754
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	638	585
Bad debt expense	111	29
Change in inventory reserve	(66)	(39)
Net gain on trading securities	(398)	(342)
(Increase) decrease in:
Trade accounts receivable	(1,656)	(826)
Inventory	(751)	(1,892)
Prepaid expenses and other assets	(3)	(167)
Deferred tax asset	867	(194)
Increase (decrease) in:
Trade accounts payable	759	(901)
Accrued expenses and other current liabilities	(287)	553
Liabilities of discontinued operations	(120)	(165)
Net cash provided by (used in) operating activities	1,079	(1,605)

Investing activities:
Purchase of property and equipment	(347)	(252)
Sale of marketable securities, trading	1,023	450
Short sales of marketable securities	637	--
Change in restricted cash	(553)	234
Net cash provided by investing activities	760	432

Financing activities:
Net borrowings on revolving credit facility	100	578
Bank overdraft	1,261	1,323
Payment of preferred dividend	(57)	--
Payments on long-term debt	(583)	(307)
Net cash provided by financing activities	721	1,594
Effect of foreign currency exchange rate changes on cash and cash equivalents	(72)	(20)

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended May 31,
	2012	2011
Net increase in cash and cash equivalents	2,488	401

Cash and cash equivalents – beginning of period	1,368	1,260
Cash and cash equivalents – end of period	$3,856	$1,661

Supplemental disclosures of cash flow information:
Cash paid for interest	$564	$580

Cash paid for taxes	$451	$159

See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2011. The condensed consolidated balance sheet as of August 31, 2011 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2011. Operating results for the three and nine month periods ended May 31, 2012 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Note 2. Significant Accounting Policies

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged two irrevocable letters of credit totaling $2,854,000 as of May 31, 2012 and three irrevocable letters of credit totaling $3,088,000 as of August 31, 2011. These letters were secured by certificates of deposits totaling $548,000 and $632,000 at May 31, 2012 and August 31, 2011, respectively, and the Company’s real estate property in Sylmar, California (the “Sylmar Property”).

The Company also has restricted cash of $637,000 at May 31, 2012 on deposit with a securities brokerage firm, which relates to the liability for short sales of trading securities. There was no such restricted cash at August 31, 2011.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was $277,000 and $253,000 at May 31, 2012 and August 31, 2011, respectively.

Inventories

Inventories consist of finished goods, primarily electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are reported net of a reserve for slow moving or obsolete items of $834,000 and $768,000 at May 31, 2012 and August 31, 2011, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Revenue Recognition

For the Company’s distribution operations, the Company’s shipping terms are FOB shipping point. Therefore, the Company generally recognizes revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured.

The Company leases its real estate properties to tenants under operating leases with terms generally exceeding one year.  Some of these leases contain scheduled rent increases.  We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.

Earnings Per Common Share

Basic earnings per common share for the three and nine month periods ended May 31, 2012 and 2011 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per common share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the respective periods. Potential common shares represent shares of common stock issuable upon conversion of preferred stock (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (i.e. Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and nine months ended May 31, 2012 and 2011. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income. The average exchange rate for the nine months ended May 31, 2012 and 2011 was $1.03 and $0.97 Canadian dollars for one U.S. dollar, respectively.

Concentrations

Net sales to customers outside the United States were approximately 7% for the nine months ended May 31, 2012 and 2011 and related accounts receivable were approximately 5% at May 31, 2012 and August 31, 2011.

No single entity accounted for more than 10% of revenues for the three or nine months ended May 31, 2012 and 2011.

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

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.47% and 0.33% for the 90 day LIBOR at May 31, 2012 and August 31, 2011, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at May 31, 2012 and August 31, 2011). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement was extended during the quarter through March 1, 2014.

The amounts outstanding under this line of credit as of May 31, 2012 and August 31, 2011 were $8,600,000 and $8,500,000, respectively. Availability under the line of credit was $1,400,000 and $1,500,000 at May 31, 2012 and August 31, 2011, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2012 and August 31, 2011, the Company was in compliance with all covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The proceeds of the loan were used to pay down the Company’s line of credit. The term loan is for two years and bears interest at the bank’s reference rate (3.25% at May 31, 2012 and August 31, 2011). As of May 31, 2012, the outstanding balance of the term loan was $425,000.

In October 2002, the Company entered into a loan agreement with GE Capital for one restaurant property owned by the Company in Orange Park, Florida (the “Orange Park Property”).  The loan requires monthly principal and interest payments totaling $10,400. Interest is at the thirty-day LIBOR rate +3.75% (minimum interest rate of 7.34%). The loan is due December 2016. As of May 31, 2012, the outstanding balance due under the Company’s loan with GE Capital was $484,000.

On November 9, 2007, the Company completed the refinance of the Sylmar Property in exchange for a note in the amount of $5,875,000 from Community Bank.   The loan requires monthly principal and interest payments totaling $39,658 . Interest is fixed at 6%. As of May 31, 2012, the outstanding balance due on the loan to Community Bank, collateralized by the Sylmar Property, was $5,268,000.

During 2008, the Company financed the restaurant property in Brooksville, Florida (the “Brooksville Property”) with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 20 years at an interest rate of 6.65% and requires monthly principal and interest payments totaling $8,402. The outstanding balance of the loan at May 31, 2012 was $1,122,000.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share attributable to common shareholders:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2012	2011	2012	2011

(In thousands, except share and per share information)

EPS:
Net income	$957	$621	$1,985	$1,754
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$938	$602	$1,928	$1,697

Earnings per common share – basic and diluted	$0.19	$0.12	$0.40	$0.35

For the three and nine months ended May 31, 2012 and 2011, 40,000 potential common shares have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority stockholder. During each of the nine months ended May 31, 2012 and 2011, the Company incurred approximately $384,000 of expense related to these leases.

Note 6. Segment Reporting

The Company operates in two reportable business segments: Distribution Operations and Rental Real Estate Operations. The Distribution Operations are organized and operated as Bisco Industries, Inc., a wholly-owned subsidiary of the Company. Management evaluates performance based on gross margins, selling, general and administrative expenses and net income. Management also reviews the returns on the rental real estate properties, inventory, accounts receivable and marketable securities (segment assets).

	For the Three Months Ended May 31, 2012			For the Three Months Ended May 31, 2011
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(in thousands)
Revenues	$314	$30,019	$30,333	$310	$26,475	$26,785
Cost of revenues	188	21,417	21,605	101	19,273	19,374
Gross profit	126	8,602	8,728	209	7,202	7,411
Selling, general and administrative expenses	92	6,734	6,826	138	5,894	6,032

	For the Nine Months Ended May 31, 2012			For the Nine Months Ended May 31, 2011
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(in thousands)
Revenues	$937	$83,283	$84,220	$933	$76,513	$77,446
Cost of revenues	481	60,197	60,678	443	55,850	56,293
Gross profit	456	23,086	23,542	490	20,663	21,153
Selling, general and administrative expenses	275	19,875	20,150	281	17,887	18,168

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

Overview

EACO Corporation was organized under the laws of the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying condensed consolidated financial statements. Since June 2005 until the acquisition of Bisco in March 2010, our operations have principally consisted of managing five rental properties held for leasing in Florida and California. As a result of our March 2010 acquisition of Bisco, we currently operate in two reportable segments: the Rental Real Estate Operations segment, which consists of managing the five rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco and is alternatively referred to in this report as the Bisco segment. Revenues derived from the Bisco segment represented approximately 99% of the total revenues for the three and nine months ended May 31, 2012 and the year ended August 31, 2011 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future.

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

Revenue Recognition

For the Company’s distribution operations, the Company’s shipping terms are FOB shipping point. Therefore, the Company generally recognizes revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured.

The Company leases its real estate properties to tenants under operating leases with terms generally exceeding one year.  Some of these leases contain scheduled rent increases.  We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.

Liabilities of Discontinued Operations

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2011. No changes to the estimated liability were recorded during the three or nine months ended May 31, 2012 or 2011.

Deferred Tax Assets

The Company’s policy for recording a valuation allowance against deferred tax assets is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit or when future deductibility is uncertain. In accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes,” the Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. ASC 740 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses and/or significant decreases in operations. As a result of the Company’s disposal, in June 2005, of significant business operations, management concluded that a valuation allowance should be recorded against certain federal and state tax credits. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

Results of Operations

Comparison of the Three Months Ended May 31, 2012 and 2011 (unaudited)

Distribution Sales and Gross Profit ($ in thousands)

	Three Months Ended		$	%
	May 31, 2012	May 31, 2011	Change	Change

Distribution sales	$30,019	$26,475	$3,544	13.4%
Cost of goods sold	21,417	19,273	(2,144)	(11.1)

Gross profit	$8,602	$7,202	$1,400
Gross profit %	28.7%	27.2%		1.5%

Distribution sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, and freight charges by the Company to its customers. The increase in distribution sales in the three months ended May 31, 2012 (“Q3 2012”) as compared to the prior year period was largely due to increased unit sales, resulting from an increase in sales headcount of 11% in the three months ended May 31, 2012 as compared to the three months ended May 31, 2011 (“Q3 2011”). The Company added three sales offices in Virginia, Missouri and Georgia in the latter half of fiscal 2011. These offices were open in Q3 2012, but not in Q3 2011.

Additionally, the Company’s sales force is divided into Sales Focus Teams (“SFTs”). These teams generally focus the majority of their time on specific industries, product lines and/or geographic regions and are designed to assist the Company in increasing market share in specific areas and, as a result, increase sales. The Company has increased the number of SFTs from 75 at May 31, 2011 to 84 at May 31, 2012, a 12% increase. The increase in SFTs was supported by an increase in salespeople, with the Company growing from 267 salespeople at May 31, 2011 to 296 salespeople at May 31, 2012, an 11% increase.

The Company increased margins in Q3 2012 due to management focusing on increasing gross profit through training of its sales staff. The Company also obtained a decrease in its freight costs as compared to the prior year period as a result of a renegotiation of the Company’s contract with its main carrier during the first quarter of the fiscal year ending August 31, 2012 (“fiscal 2012”).

Rental Income and Gross Profit ($ in thousands)

	Three Months Ended		$	%
	May 31, 2012	May 31, 2011	Change	Change

Rental revenue	$314	$310	$4	1.3%
Cost of rental operations	188	101	(87)	(86.1)

Gross profit	$126	$209	$(83)
Gross profit %	40.1%	67.4%		(27.3)%

Changes in rental income from Q3 2011 to Q3 2012 were not significant.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended		$	%
	May 31, 2012	May 31, 2011	Change	Change

Selling, general and administrative expenses	$6,826	$6,032	$794	13.2%
Percent of distribution sales	22.7%	22.8%		0.1%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs for the Distribution Operations. SG&A in Q3 2012 increased from Q3 2011 largely due to increased salaries and salaries related expenses as the Company increased sales headcount by 29 employees or 11%, in Q3 2012 as compared to Q3 2011.

Non-operating Income (Expense) ($ in thousands)

	Three Months Ended		$	%
Other income (expense):	May 31, 2012	May 31, 2011	Change	Change
(Loss) gain on sale of trading securities	$(17)	$69	$(86)	(124.6)%
Unrealized gain (loss) on trading securities	68	(120)	188	156.7
Interest expense, net	(185)	(188)	3	1.6

Other expense, net	$(134)	$(239)	$105
Other expense, net as a percent of distribution sales	0.4%	0.9%		(0.5)%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s line of credit and other long-term debt. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2012, the Company recognized $51,000 in net realized and unrealized gains. The Company experienced net realized and unrealized losses of $51,000 during Q3 2011. Gains in the current period were due to increases in the value of the Company’s holdings, primarily in its short positions. Losses in the prior year quarter were primarily due to a decrease in the value of several of the positions the Company was holding at that time.

Income Tax Provision ($ in thousands)

	Three Months Ended		$	%
	May 31, 2012	May 31, 2011	Change	Change
Income tax provision	$811	$519	$292	56.3%
Percent of net income	45.9%	45.5%		0.4%

The provision for income taxes increased by $292,000 in the three month period ended May 31, 2012 over the prior year period, which resulted from higher pre-tax income and an increase in the valuation allowance recognized in the current period as compared to the prior year period.

Comparison of the Nine Months Ended May 31, 2012 and 2011 (unaudited)

Distribution Sales and Gross Profit ($ in thousands)

	Nine Months Ended		$	%
	May 31, 2012	May 31, 2011	Change	Change

Distribution sales	$83,283	$76,513	$6,770	8.8%
Cost of goods sold	60,197	55,850	(4,347)	(7.8)

Gross profit	$23,086	$20,663	$2,423
Gross profit %	27.7%	27.0%		0.7%

Distribution sales related to the Distribution Operations segment increased in the nine months ended May 31, 2012 as compared to the prior year period largely due to increased unit sales, resulting from an increase in sales headcount of 11% in the nine months ended May 31, 2012 as compared to the nine months ended May 31, 2011. The Company added three sales offices in Virginia, Missouri and Georgia in the latter half of fiscal 2011. These offices were open in the first nine months of fiscal 2012, but not in the first nine months of fiscal 2011.

Additionally, the Company has increased the number of Sales Focus Teams from 75 at May 31, 2011 to 84 at May 31, 2012, an 11% increase, which the Company believes allowed it to increase sales.

The Company also increased margins in the nine months ended May 31, 2012 over the same prior year period due to (a) the Company focusing more on increased margins, primarily in the third quarter of fiscal 2012 and (b) a decrease in the Company’s freight costs as compared to the prior year period as a result of a renegotiation of the Company’s contract with its main carrier.

Rental Income and Gross Profit ($ in thousands)

	Nine Months Ended		$	%
	May 31, 2012	May 31, 2011	Change	Change

Rental revenue	$937	$933	$4	0.4%
Cost of rental operations	481	443	(38)	(8.6)

Gross profit	$456	$490	$34
Gross profit %	48.7%	52.5%		(3.8)%

The changes in rental revenue and costs from the nine months ended May 31, 2011 to May 31, 2012 were not significant.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended		$	%
	May 31, 2012	May 31, 2011	Change	Change

Selling, general and administrative expenses	$20,150	$18,168	$1,982	10.9%
Percent of distribution sales	24.2%	23.7%		0.5%

SG&A in the nine months ended May 31, 2012 increased from the nine months ended May 31, 2011 largely due to increased salaries and salaries related expenses as the Company increased sales headcount 11% in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. As a percentage of distribution sales, SG&A increased because the Company’s new employees require time and training to achieve productivity.

Non-operating Income (Expense) ($ in thousands)

	Nine Months Ended		$	%
Other income (expense):	May 31, 2012	May 31, 2011	Change	Change
Gain on sale of trading securities	$45	$322	$(277)	(86.0)%
Unrealized gain on trading securities	353	20	333	1,665.0
Interest expense, net	(544)	(575)	31	5.4

Other income (expense), net	$(146)	$(233)	$87
Other income (expense), net as a percent of distribution sales	0.2%	0.3%		(0.1)%

During the nine months ended May 31, 2012, the Company recognized $398,000 in net realized and unrealized gains. The Company experienced net realized and unrealized gains of $342,000 during the nine months ended May 31, 2011. Gains in both periods were due to increases in the value of the Company’s holdings and its investment strategy throughout each of the two periods.

Income Tax Provision ($ in thousands)

	Nine Months Ended		$	%
	May 31, 2012	May 31, 2011	Change	Change
Income tax provision	$1,261	$998	$263	26.4%
Percent of net income	38.8%	36.3%		2.5%

The provision for income taxes increased by $263,000 in the nine month period ended May 31, 2012 over the prior year period, which primarily resulted from higher pre-tax income and an increase in the valuation allowance recognized in the current period as compared to the prior year period.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.47% and 0.33% for the 90 day LIBOR at May 31, 2012 and August 31, 2011, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at May 31, 2012 and August 31, 2011). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement was extended during the quarter through March 1, 2014.

The amount outstanding under this line of credit as of May 31, 2012 and August 31, 2011 was $8,600,000 and $8,500,000, respectively. Availability under the line of credit was $1,400,000 and $1,500,000 at May 31, 2012 and August 31, 2011, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2012 and August 31, 2011, the Company was in compliance with all covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The proceeds of the loan were used to pay down the Company’s line of credit. The term loan is for two years and bears interest at the bank’s reference rate (3.25% at May 31, 2012 and August 31, 2011). As of May 31, 2012, the outstanding balance of the term loan was $425,000.

In October 2002, the Company entered into a loan agreement with GE Capital for one restaurant property owned by the Company in Orange Park, Florida (the “Orange Park Property”).  The loan requires monthly principal and interest payments totaling $10,400. Interest is at the thirty-day LIBOR rate +3.75% (minimum interest rate of 7.34%). The loan is due December 2016. As of May 31, 2012, the outstanding balance due under the Company’s loan with GE Capital was $484,000.

On November 9, 2007, the Company completed the refinance of the Sylmar Property in exchange for a note in the amount of $5,875,000 from Community Bank.   The loan requires monthly principal and interest payments totaling $39,658 . Interest is fixed at 6%. As of May 31, 2012, the outstanding balance due on the loan to Community Bank, collateralized by the Sylmar Property, was $5,268,000.

During 2008, the Company financed the restaurant property in Brooksville, Florida (the “Brooksville Property”) with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 20 years at an interest rate of 6.65% and requires monthly principal and interest payments totaling $8,402. The outstanding balance of the loan at May 31, 2012 was $1,122,000.

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

Cash Flows from Operating Activities

The Company’s principal sources of cash during the nine months ended May 31, 2012 included an increase in net income before depreciation and amortization along with a decrease in the Company’s deferred tax asset related to the Company’s net operating loss carryforwards. The Company also saw a rise in accounts payable due to the Company’s increased inventory holdings as a result of its sales growth. This was offset by increases in the Company’s accounts receivable and inventory related to the increase in sales in the nine months ended May 31, 2012 from the same period last year.

Cash Flows from Investing Activities

Cash provided by investing activities was $760,000 for the nine months ended May 31, 2012 as compared with $432,000 for the nine months ended May 31, 2011. The current period increase was due primarily to proceeds from sales of marketable securities holdings during the year offset by the purchases of equipment by the Company during the period. The change in the restricted cash for the current year is due to the increase in restricted cash related to the Company’s short positions in the equity markets. The cash provided in the nine months ended May 31, 2011 resulted from a change in restricted cash due to a lessening of the collateral required by Florida Self-Insurers Guaranty Association, Inc. in regards to the Company’s self-insured worker’s compensation program and the Company’s sales of marketable securities holdings during the year. This was offset by Company’s purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended May 31, 2012 was $721,000 as compared with $1,594,000 for the nine months ended May 31, 2011. Cash provided by financing activities consisted mainly of proceeds from borrowings on the Company’s line of credit to fund operations in fiscal 2012 and fiscal 2011.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit and term loan agreements with Community Bank. The agreements are secured by substantially all of Bisco’s assets and are guaranteed by Mr. Ceiley, our Chairman, CEO and majority shareholder. The loan agreements contain covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not occur in the future, and any such losses could cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of May 31, 2012, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 55,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On May 10, 2012, the Company entered into an amendment to the line of credit agreement with Community Bank pursuant to which the term of the agreement was extended from March 1, 2013 to March 1, 2014.

Item 6.    Exhibits

The following exhibits are filed as part of this report on Form 10-Q.

No.	Exhibit

10.1	Change in Terms Agreement dated May 10, 2012 by and between Bisco Industries, Inc. and Community Bank.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION (Registrant)

Date: July 16, 2012	/s/ Glen Ceiley
Glen Ceiley Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

/s/ Michael Bains
Glen Ceiley Michael Bains Controller and Assistant Secretary (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

10.1	Change in Terms Agreement dated May 10, 2012 by and between Bisco Industries, Inc. and Community Bank.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document