Form 10-K
period 2012-08-31
EACO CORP
filed 2012-11-26
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐  NO ☒

The aggregate market value of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the common stock on that date) held by non-affiliates of the registrant was approximately $16,276.

As of October 31, 2012, 4,861,590 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits, capital needs, and potential transactions with affiliates. Forward-looking statements are based on our current expectations, estimates and forecasts of future events and results and involve a number of risks and uncertainties that could cause actual results to differ materially including, among other things, the following: failure of facts to conform to management estimates and assumptions; economic conditions, including the continuing recession and economic uncertainties; our ability to maintain an effective system of internal controls over financial reporting; potential losses from trading in securities; our ability to retain key personnel and relationships with suppliers; the willingness of Zions Bank, GE Capital, Community Bank or other lenders to extend financing commitments and the availability of capital resources; repairs or similar expenditures required for existing properties due to weather or acts of God; and other risks identified from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements. It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated. As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

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

PART I

Item 1.  Business

Organization and Merger with Bisco Industries, Inc.

From its inception through June 2005, EACO Corporation (“EACO”) operated restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants. From June 2005 until the acquisition of Bisco (described below), EACO’s operations principally consisted of managing five real estate properties held for leasing located in Florida and California.

On March 24, 2010, EACO completed the acquisition of Bisco Industries, Inc. (“Bisco”), a company under the common control of Glen Ceiley, EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder. Bisco is a distributor of electronic components and fasteners with 43 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

EACO was incorporated in Florida in September 1985. Bisco commenced operations in Illinois in 1973 and was incorporated in 1974. Bisco’s principal executive offices are located at 1500 N. Lakeview Avenue, Anaheim, California 92807 which also serves as the principal executive offices of EACO. EACO’s website address is www.eacocorp.com and Bisco’s website address is www.biscoind.com. The inclusion of these website addresses in this annual report does not include or incorporate by reference into this annual report any information on or accessible through the websites.

EACO, Bisco and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited, are collectively referred to herein as the “Company”, “we”, “us” and “our.”

Operations

As a result of our acquisition of Bisco, the Company currently operates in two reportable segments, the Distribution Operations segment, which consists of the business of Bisco, including its subsidiary, and the Real Estate Rental Operations segment, which consists of managing the five rental properties in Florida and California

Bisco Industries, Inc. (Distribution Operations)

Overview

Bisco is a distributor of electronic components and fasteners. Through its 43 sales offices and six distribution centers located throughout the United States and Canada, Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Divisions

Bisco Industries

As “Bisco Industries,” Bisco sells the full spectrum of products that it offers to all markets, but primarily sells to original equipment manufacturers (“OEMs”). While historically, the substantial majority of Bisco’s revenues have been derived from the Bisco division, Bisco has also established additional divisions that specialize in specific industries and products. Bisco believes that the focus by industry and/or product enhances Bisco’s ability to provide superior service and devise tailored solutions for its customers.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2012, Bisco had more than 11,200 active customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the year ended August 31, 2012. For the fiscal years ended August 31, 2012 and 2011, Bisco’s top 20 customers represented in the aggregate approximately 12% and 10%, respectively, of Bisco’s distribution sales.

Bisco generally sells its products through its sales representatives in its 43 sales offices located in the United States and Canada. Customers can also place orders through Bisco’s website. Bisco currently maintains six distribution centers located in Anaheim and San Jose, California; Dallas, Texas; Chicago, Illinois; Boston, Massachusetts and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s salespersons with online, real-time data regarding inventory levels throughout Bisco and facilitates control of purchasing, shipping and billing. Bisco generally ships products to customers from one of its six distribution centers, based on the geographic proximity and the availability of the ordered products.

Bisco sells its products primarily in the United States and Canada. Bisco’s international sales represented 7% of its distribution sales for each of the fiscal years ended August 31, 2012 and 2011, respectively. Sales to customers in Canada accounted for approximately 52% and 62% of such international sales in each of those years, respectively.

Suppliers

As of August 31, 2012, Bisco offered the products of over 260 manufacturers and is an authorized distributor for more than 120 manufacturers. The authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does provide kitting and packaging services for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2012.

EACO Corporation (Real Estate Rental Operations)

At August 31, 2012, EACO owned three restaurant properties, one located in Orange Park, Florida (the “Orange Park Property”), one in Brooksville, Florida (the “Brooksville Property”) and one in Deland, Florida (the “Deland Property”).   All three restaurant properties were leased at August 31, 2012.   In addition, EACO owns two income producing real estate properties held for investment in Sylmar, California (the “Sylmar Property”) which, at August 31, 2012, is leased to two industrial tenants. In September 2012, we entered into an agreement to sell the Brooksville Property for $1,825,000. We anticipate that this transaction will close in January 2013.

During the year ended August 31, 2012 (“fiscal 2012”), the Company had five tenants that accounted for 100% of the Company’s rental revenue.

Employees

As of August 31, 2012, the Company had 400 employees, all of which were full time and of which 302 were in sales and marketing and 98 were in management, administration and finance.

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

As a result of the economic downturn and continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Our Distribution Operations sales are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, the significant weakening of economic conditions on a global scale has caused some of our customers to experience a slowdown that has had adverse effects on our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

If we fail to maintain an effective system of internal controls over financial reporting or experience additional material weaknesses in our system of internal controls, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.

We have from time to time had material weaknesses in our internal controls over financial reporting due to deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of generally accepted accounting principles (“GAAP”) as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses, we may experience material weaknesses in the future and may fail to maintain a system of internal controls over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly (in accordance with GAAP) our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its loan agreements with Community Bank. As of August 31, 2012 and 2011, Bisco had outstanding $7,450,000 and $8,500,000, respectively, under its revolving credit agreement, which loan is secured by substantially all of Bisco’s assets and is guaranteed by Mr. Ceiley, our Chairman and CEO. The agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate the covenant in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

Our strategy of expanding into new geographic areas could be costly.

One of our primary growth strategies for our Distribution Operations segment is to grow our business through the opening of sales offices in new geographic markets. Based on our analysis of demographics in the United States, Canada and Mexico, we currently estimate there is potential market opportunity in North America to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful. In addition, a particular local market’s ability to support a sales office may change because of a change due to competition, or local economic conditions.

We may be unable to meet our goals regarding new office openings.

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new sales offices. Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office. Although we have opened three new offices during the year ended August 31, 2012, we may not be able to continue to open or grow new offices at our projected rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of August 31, 2012, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 60,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to satisfy our cash needs through external financing. However, external financing may not be available on acceptable terms or at all.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have 43 sales offices and six distribution centers located throughout the United States and in Canada. Our corporate headquarters and one of our primary distribution centers are located in Anaheim, California in approximately 40,000 square feet of office and warehouse space. We lease all of our properties, consisting of office and warehouse space, under leases generally having a term of three years. For additional information regarding our obligations under property leases, see Note 3 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

We also own and operate the following properties in connection with our Real Estate Rental Operations:

Locations	Description

Deland, FL	Restaurant land and building. Leased to restaurant operator.
Orange Park, FL(1)	Restaurant land and building. Leased to restaurant operator.
Sylmar, CA(2)	Two properties leased to industrial tenants.
Brooksville, FL(3)	Restaurant land and building. Leased to a restaurant operator.

(1) Property subject to mortgage securing promissory note issued to GE Capital Franchise Finance Corporation (“GE Capital”).

(2) Property subject to mortgage securing promissory note issued to Community Bank.

(3) Property subject to mortgage securing promissory note issued to Zions First National Bank (“Zions Bank”). In September 2012, we entered into an agreement to sell the Brooksville Property for $1,825,000. We anticipate that this transaction will close in January 2013.

Item 3.  Legal Proceedings

From time to time, the Company may be named in claims arising in the ordinary course of business. Currently, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company's common stock is quoted on the OTCQB operated by the OTC Markets Group Inc., and previously on the OTC Bulletin Board, under the trading symbol "EACO"; however, there is no established public trading market for the Company’s common stock.  As of November 1, 2012, there were 1,131 shareholders of record of the Company’s common stock, which excludes individuals holding shares in street names. The closing sale price of the Company's stock on October 18, 2012, the most recent date on which a sale of our shares occurred, was $2.88 per share.

The quarterly high and low sales information of the Company's common stock as quoted on such over-the-counter markets are set forth below.

	High	Low

Year Ended August 31, 2011
Quarter ended November 30, 2010	$5.00	$2.01
Quarter ended February 28, 2011	3.88	2.26
Quarter ended May 31, 2011	3.94	2.56
Quarter ended August 31, 2011	2.56	2.25

Year Ended August 31, 2012
Quarter ended November 30, 2011	2.00	0.25
Quarter ended February 29, 2012	2.20	1.85
Quarter ended May 31, 2012	2.01	2.00
Quarter ended August 31, 2012	2.95	2.30

As of August 31, 2012, the Company had no options outstanding under any equity compensation plans. The Company did not grant or issue any unregistered shares during the year ended August 31, 2012.  The Company did not repurchase any of its own common stock during the year ended August 31, 2012.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future. The Company presently intends to retain all available funds for operations and expansion of the business.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Overview

From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. All the remaining activity from the restaurant operations is presented as discontinued operations in the accompanying consolidated financial statements. From June 2005 until the acquisition of Bisco in March 2010, our operations principally consisted of managing five real estate properties held for leasing in Florida and California. As a result of our acquisition of Bisco, the Company currently operates in two reportable segments: the Real Estate Rental Operations segment, which consists of managing the five rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco, including its subsidiary. Revenues derived from the Distribution Operations segment represented approximately 99% of the Company’s total revenues for the year ended August 31, 2012 and is expected to continue to represent the substantial majority of the Company's total revenues for the foreseeable future. The accompanying consolidated financial statements include the financial position and results of operations of Bisco for all periods presented.

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

Revenue Recognition

For the Company’s Distribution Operations, the Company’s shipping terms are FOB shipping point. As such, management generally recognizes distribution operations revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured.

For the Real Estate Rental Operations, the Company leases its real estate properties to tenants under operating leases with terms generally exceeding one year.  Some of these leases contain scheduled rent increases.  We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.

Impairment of Long Lived Assets

The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the purpose of the impairment review, assets are tested on an individual basis.  The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value. During the years ended August 31, 2012 and 2011, the Company did not record an impairment charge on its rental property assets.

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits.  The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The estimate is frequently reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations.  At fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims.  An actuarial evaluation was obtained by the Company as of August 31, 2012 and 2011. The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when realization is reasonably assured.

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

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2012 and 2011

Distribution Sales and Gross Margin (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2012	2011	Change	Change

Distribution sales	$113,384	$103,467	$9,917	9.6%
Cost of sales	82,023	74,865	(7,158)	(9.6)%
Gross profit	$31,361	$28,602	$2,759
Gross margin	27.7%	27.6%		0.1%

Distribution sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. Distribution sales generated by the Bisco division represented the substantial majority of distribution sales in both periods. The increase in distribution sales in fiscal 2012 compared to the year ended August 31, 2011 (“fiscal 2011”) was largely due to increased unit sales, resulting primarily from increases in the salesperson headcount and the number of Sales Focus Teams (“SFT”). The Company uses SFTs to focus on specific markets management has identified and believes that such focus contributes to increases in sales. The Company also increased the number of offices during the year, adding three new offices in Iowa, New York and Michigan.

Rental Income (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2012	2011	Change	Change

Rental revenue	$1,250	$1,242	$8	0.6%
Cost of rental operations	641	583	(58)	9.9
Gross profit	$609	$659	$(50)
Gross margin	48.7%	53.1%		(4.4)%

All of the Company’s rental properties are currently leased. Gross margin decreased in fiscal 2012 primarily due to an increase in the cost of operations.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Year Ended August 31,			%
	2012	2011	$ Change	Change

Selling, general and administrative expense	$27,648	$25,031	$(2,617)	(10.5)%
Percent of distribution sales	24.4%	24.2%		(0.2)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs for the Distribution Operations. SG&A expense in fiscal 2012 increased from fiscal 2011 due largely to increased headcount in sales employees and to a lesser extent to the opening of three new offices. As a percentage of distribution sales, SG&A increased as the Company increased the size of its sales staff with new hires, because those new hires generally do not contribute as much revenue during their first twelve months as veteran sales staff.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2012	2011	Change	Change
Other income (expense):
Realized gain on sales of marketable trading securities	$287	$313	$(26)	(8.3)%
Unrealized gain (loss) on marketable trading securities	207	(172)	379	(220.3)
Interest and other income	20	3	17	566.6
Interest expense, net	(737)	(770)	33	4.3
Other income (expense), net	$(223)	$(626)	$403
Other income (expense), net as a percent of distribution sales	(0.2)%	(0.6)%		0.4%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held domestic corporations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to improve return. During fiscal 2011, the Company recognized $141,000 in net realized and unrealized gains, which gains were primarily due to long positions the Company was holding. The Company experienced net realized and unrealized gains from trading securities of $494,000 during fiscal 2012, due mainly to holding long positions during a time of a general market increase.

Income Tax Provision (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2012	2011	Change	Change

Income tax provision	$1,679	$1,465	$(214)	(14.6)%
Percent of net sales	1.5%	1.4%		(0.1)%

The provision for income taxes increased by $0.2 million in fiscal 2012 as compared to fiscal 2011, which was primarily due to the Company’s higher pre-tax income in fiscal 2012 as compared to fiscal 2011.

Liquidity and Capital Resources

The Company’s Distribution Operations have historically been funded from positive cash flow from its operations. In addition, the Company has a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60 or 90 day LIBOR (the 90 day LIBOR at August 31, 2012 and 2011 was 0.44% and 0.38%, respectively) plus 1.75% or the bank’s reference rate (3.25% at August 31, 2012 and 2011). Borrowings are secured by substantially all assets of the Company’s Distribution Operations and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement, as amended in March 2012, expires in March 2014. The amount outstanding under this line of credit as of August 31, 2012 and 2011 was $7,450,000 and $8,500,000, respectively. Availability under the line of credit was $2,550,000 and $1,500,000 at August 31, 2012 and 2011, respectively. The Company also has a term loan with Community Bank due in March 2013. The loan is at the bank’s reference rate. The loan is secured by substantially all assets of the Company’s Distribution Operations and guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The balance due under the term loan was $299,000 and $498,000 at August 31, 2012 and 2011, respectively.

The Company’s Real Estate Rental Operations are funded by rents received from the tenants of its five rental properties. Any cash requirements in excess of the rental income required by the Real Estate Rental Operations have historically been funded by loans from Bisco. These borrowings and related interest have been eliminated in the accompanying consolidated financial statements.

The Company currently has three mortgages related to its Real Estate Rental Operations. The first is a note payable to GE Capital secured by the Orange Park Property. Second is a note payable to Community Bank secured by the Sylmar Property. The third is a note payable to Zions Bank secured by the Brooksville Property.

Cash Flows from Operating Activities

During the year ended August 31, 2012, the Company generated $2,889,000 in net cash from its operating activities. This was due mainly to current year income and an increase in accounts payable resulting from extending credit terms and checks held at the end of the period and from the use of the company’s deferred tax asset. These were offset in part by increases in inventory and accounts receivable as a result of the Company’s increase in sales in fiscal 2012 as compared to fiscal 2011.

During the year ended August 31, 2011, the Company used $712,000 in net cash from its operating activities. This was due mainly to increases in both accounts receivable and inventory during fiscal 2011, combined with paying down accounts payable. This was offset by the Company’s income for the year and changes in the deferred tax asset resulting from the Company’s ability to use its net operating losses to decrease payments due to the Internal Revenue Service.

Cash Flows from Investing Activities

Net cash flow provided by investing activities was $700,000 for the year ended August 31, 2012. This was primarily due to the Company’s disposition of trading securities near the end of fiscal 2012. This was offset by the Company’s purchase of property and equipment, which consisted primarily of computer equipment and leasehold improvements.

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

Cash Flows from Financing Activities

Cash used in financing activities for the year ended August 31, 2012 was $2,313,000 mainly due to the Company’s net payments during the year on its revolving credit facility and mortgages related to its real estate holdings.

For the year ended August 31, 2011, net cash generated by financing activities was $791,000. This was due to the Company’s payment in fiscal 2011 of $228,000 in dividends on the Company’s preferred stock that had been in arrears and the increase in the Company’s bank overdraft in fiscal 2011, which was primarily due to a higher volume of outstanding checks at year end. Additionally, the Company borrowed $1,000,000 in long term debt, which was used to partially pay down the Company’s revolving credit facility.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through the issuance of debt, and previously by entering into leases.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that some are recorded as liabilities in the balance sheet while others are required to be disclosed in the Notes to the accompanying consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended August 31, 2012.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)             Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were effective for the year ended August 31, 2012.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework.” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2012.

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

(c)          Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Effective September 26, 2012, we entered into an agreement, as amended on October 2, 2012 (as amended, the “Brooksville Agreement”), with Ka Bun Chan (“Buyer”) to sell our Brooksville Property for a purchase price of $1,825,000.  We anticipate that the transaction will close in January 2013.  We will pay the Buyer’s broker a commission equal to 3% of the purchase price upon the closing of the sale.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of November 1, 2012, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that the person should serve on the Board.

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

Glen F. Ceiley, 66, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of the Company since 1998. As the founder of Bisco with over 39 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry and growth and development of the Company.

Stephen Catanzaro, 59, has served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, since April 2004. Prior to that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco. Mr. Catanzaro has served as a director of the Company since 1999. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee.

Jay Conzen, 66, has served as the President of Old Fashioned Kitchen, Inc., a national food distributor, since April 2003. Prior to that, from October 1992 to April 2003, Mr. Conzen was the principal of Jay Conzen Investments, an investment advisor. Mr. Conzen also served as a consultant to EACO from August 1999 until January 2001 and from October 2001 to April 2003. Mr. Conzen has served as a director of the Company since 1998. Having served as an executive officer of several companies, Mr. Conzen offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by businesses. He also served as a certified public accountant for a number of years.

William L. Means, 69, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of the Company since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Donald S. Wagner, 50, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco from November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the Defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Bains, 43, has served as the Controller of EACO since March 2010 and as the Controller of Bisco since December 2004. Prior to joining Bisco, Mr. Bains worked as the Controller of several service companies and as an accountant in a number of public accounting firms. He is a Certified Public Accountant and holds a B.S. degree in Accounting from Loyola Marymount University.

Zach Ceiley, 32, has served as the Vice President of Sales and Marketing of Bisco since September 2012. Prior to such promotion, Mr. Ceiley was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communication from the University of Colorado.

Zach Ceiley, the Vice President of Sales and Marketing of Bisco, is the son of Glen Ceiley, EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain officers of the Company and its directors, and persons who beneficially own more than ten percent of any registered class of the Company’s equity securities, to file reports of ownership in such securities and changes in ownership in such securities with the SEC. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates. For the year ended August 31, 2012, the Form 4 filing for a sale on February 8, 2012 by Mr. Ceiley of shares held in the Bisco Industries, Inc. Profit Sharing and Savings Plan was not filed within two business days of such sale. Based solely on a review of the reports and written representations provided to the Company by the above referenced persons, the Company believes that, with respect to the year ended August 31, 2012, except as indicated in the foregoing sentence, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were timely satisfied.

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

Prior to the acquisition of Bisco in March 2010, EACO had only one officer — Mr. Ceiley, the Chief Executive Officer of EACO. Due to the nature of EACO’s operations and related financial results in recent years, the Committee and Mr. Ceiley agreed that no salary or other compensation for his services as the Chief Executive Officer of EACO was necessary and no such compensation was provided to Mr. Ceiley for fiscal 2012 and fiscal 2011. However, both Mr. Ceiley and Michael Bains, the Controller of EACO and Bisco, receive compensation from Bisco for their services to Bisco.

All compensation for the named executive officers for fiscal 2012 and fiscal 2011, other than the amounts payable to Mr. Ceiley in connection with his service as director of EACO, were paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Bisco currently does not pay bonuses or other incentive compensation to the named executive officers.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2012 and fiscal 2011 by (i) our Chief Executive Officer, (ii) our Controller and (iii) two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2012 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

Name and Principal			All Other
Position	Fiscal Year	Salary	Compensation		Total

Glen F. Ceiley,	2012	$334,783	$—		$334,783
Chief Executive Officer and	2011	353,887	500	(1)	354,387
Chairman of the Board of EACO and Bisco
Donald Wagner,	2012	209,431	—		209,431
President of Bisco	2011	212,747	—		212,747
Robert Rist, Vice President	2012	147,229	—		147,229
of Sales and Marketing of Bisco(2)	2011	148,323	—		148,323
Michael Bains, Controller of EACO and Bisco	2012	155,348	—		155,348
	2011	150,459	—		150,459

(1)	Consists of fees paid to such person in his capacity as a director of EACO.
(2)	Effective September 1, 2012, Mr. Rist resigned as the Vice President of Sales and Marketing of Bisco for personal reasons. He has since resumed his previous duties as a Regional Manager of Bisco.

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2012 to any named executive officer and no outstanding equity awards were held by the named executive officers at August 31, 2012.

Director Compensation

The Company pays $10,000 per year in cash to each director not employed by EACO or its subsidiary as compensation for his services. In addition, directors who do not receive a salary from EACO or its subsidiary receive a fee of $500 for each Board meeting attended. Prior to 2011, all directors received a fee of $500 per meeting attended. No fees are awarded to directors for attendance at meetings of the Audit Committee or the Executive Compensation Committee of the Board.

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2012. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

	Fees Earned or
Director	Paid in Cash	Total

Stephen Catanzaro	$12,000	$12,000
Jay Conzen	12,000	12,000
William Means	12,000	12,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of November 1, 2012 (i) by each shareholder known to the Company to own, or have the right to acquire within sixty days of November 1, 2012, more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group.

	Shares of
Name and Address of	Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)

Stephen Catanzaro	765	*
Glen F. Ceiley(3)	4,841,792	98.8%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Robert Rist	—	—
Michael Bains	—	—
All executive officers and directors as a group (7 persons)(3)(4)	4,843,019	98.8%

*	Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Avenue, Anaheim, CA 92807.

(2)	Based on 4,861,590 shares outstanding as of November 1, 2012. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes (i) 4,775,895 shares held directly by Mr. Ceiley; (ii) 6,000 shares held by Mr. Ceiley’s wife; (iii) 17,630 shares held by the Bisco Industries Profit Sharing and Savings Plan (the “Bisco Plan”); (iv) 2,267 shares held in his IRA; and (v) 40,000 shares issuable upon conversion of the 36,000 shares of Series A Cumulative Convertible Preferred Stock (not including any dividends accrued but not yet paid) held by Mr. Ceiley. Mr. Ceiley has the sole power to vote and dispose of the shares of common stock he owns individually and the shares owned by the Bisco Plan. Mr. Ceiley is the Chief Executive Officer and the sole director of Bisco. Mr. Ceiley disclaims beneficial ownership of the shares held by the Bisco Plan except to the extent of his pecuniary interest therein.

(4)	Includes shares held by Zachary Ceiley, the current Vice President of Sales and Marketing of Bisco. Does not include shares held by Mr. Rist, who is no longer an executive officer.

Equity Compensation Plans

The following table provides information as of August 31, 2012 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in First
Plan Category	and Rights	and Rights	Column)

Equity Compensation Plans Approved by Security Holders
2002 Long-Term Incentive Plan (1)	0	N/A	0
Equity Compensation Plans Not Approved by Security Holders
None
Total	0	N/A	0

(1)	8,000 shares of common stock were initially reserved for issuance under the plan; the plan expired in June 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Since September 1, 2010, except as described below, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Company leases three buildings under operating lease agreements from its CEO and majority shareholder, Glen Ceiley. During the years ended August 31, 2012 and 2011, the Company paid approximately $548,000 and $529,000, respectively, in rent with respect to these leases.

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

Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means.

Item 14.  Principal Accounting Fees and Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2012 and fiscal 2011, the Audit Committee pre-approved all services performed for the Company by the auditor.

Audit Fees

The aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) for the years ended August 31, 2012 and 2011 for professional services rendered for the audit of such financial statements and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2012 and 2011 were $165,000 and $160,000, respectively.

Audit-Related Fees

The Company did not pay any audit-related fees to Squar Milner for the years ended August 31, 2012 and 2011.

Tax Fees

The Company did not pay any fees to Squar Milner for the years ended August 31, 2012 and 2011 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

The Company did not pay any fees to Squar Milner for the years ended August 31, 2012 and 2011 for products and services provided to the Company, other than for the services described above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The financial statements listed below and commencing on the pages indicated are filed as part of this report on Form 10-K.

(b)  The exhibits listed in “Exhibit Index” are filed herewith or incorporated by reference as indicated

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EACO Corporation

November 26, 2012	/s/ Glen Ceiley
By: Glen Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/26/12
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Bains	Controller (principal accounting officer)	11/26/12
Michael Bains

/s/ Steve Catanzaro	Director	11/26/12
Steve Catanzaro

/s/ Jay Conzen	Director	11/26/12
Jay Conzen

/s/ William Means	Director	11/26/12
William Means

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

EACO Corporation

Anaheim, California

We have audited the accompanying consolidated balance sheets of EACO Corporation and Subsidiaries (the “Company”) as of August 31, 2012 and 2011 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended.. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EACO Corporation and Subsidiaries as of August 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda and Williamson, LLP

Newport Beach, California

November 26, 2012

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31, 2012	August 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,568	$1,368
Trade accounts receivable, net	13,972	12,348
Inventory, net	12,189	11,389
Marketable securities, trading	197	892
Prepaid expenses and other current assets	464	320
Assets held for sale	1,521	1,624
Deferred tax asset, current	290	1,062
Total current assets	31,201	29,003

Non-current Assets:
Restricted cash	548	632
Real estate properties held for leasing, net	8,253	8,461
Equipment and leasehold improvements, net	1,106	972
Deferred tax asset	2,111	2,623
Other assets, principally deferred charges, net of accumulated amortization	1,110	1,187
Total assets	$44,329	$42,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$9,519	$8,541
Accrued expenses and other current liabilities	2,482	2,325
Liabilities of discontinued operations – short-term	146	147
Liabilities of assets held for sale	1,113	1,144
Current portion of long-term debt	555	778
Total current liabilities	13,815	12,935

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,567	2,708
Deposit liability	147	147
Long-term debt	12,907	14,482
Total liabilities	29,436	30,272

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; authorized 10,000,000 shares; 36,000 shares outstanding at August 31, 2012 and 2011 (liquidation value $900)	1	1
Common stock, $0.01 par value per share; authorized 8,000,000 shares; 4,861,590 shares outstanding at August 31, 2012 and 2011	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	478	554
Retained earnings (accumulated deficit)	1,987	(376)
Total shareholders’ equity	14,893	12,606
Total liabilities and shareholders’ equity	$44,329	$42,878

 See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended August 31, 2012	Year Ended August 31, 2011
Distribution sales	$113,384	$103,467
Cost of goods sold	82,023	74,865
Gross margin	31,361	28,602

Rental revenue	1,250	1,242
Cost of rental operations	641	583
Gross income from rental operations	609	659

Operating expenses:
Selling, general and administrative expenses	27,648	25,031
Total operating expenses	27,648	25,031
Income from operations	4,322	4,230

Other non-operating income (expense):
Income on sale of trading securities	287	313
Unrealized gain (loss) on trading securities	207	(172)
Interest and other income	20	3
Interest expense	(737)	(770)

Income before income taxes	4,099	3,604
Provision for income taxes	1,679	1,465
Net income	2,420	2,139

Undeclared cumulative preferred stock dividend	(76)	(76)

Net income available to common shareholders	$2,344	$2,063

Basic and diluted net income per share:	$0.48	$0.42

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

 See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended August 31, 2012 and 2011

(in thousands, except share information)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated (Deficit) Retained	Total Shareholder
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance, August 31, 2010	36,000	$1	4,861,590	$49	$12,378	$639	$(2,287)	$10,780

Preferred dividends							(228)	(228)
Net income							2,139	2,139
Other comprehensive income:
Foreign translation loss						(85)		(85)
Total comprehensive income								2,054
Balance, August 31, 2011	36,000	1	4,861,590	49	12,378	554	(376)	12,606

Preferred dividends							(57)	(57)
Net income							2,420	2,420
Other comprehensive income:
Foreign translation loss						(76)		(76)
Total comprehensive income								2,344
Balance, August 31, 2012	36,000	$1	4,861,590	$49	$12,378	$478	$1,987	$14,893

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2012	2011

Operating activities:
Net income	$2,420	$2,139
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	807	752
Bad debt expense	200	165
Change in inventory reserve	204	—
Net gain on trading securities	(494)	(342)
(Increase) decrease in:
Trade accounts receivable	(1,824)	(1,399)
Inventory	(1,004)	(1,380)
Prepaid expenses and other assets	(124)	(127)
Deferred tax asset	1,284	772
Increase (decrease) in:
Trade accounts payable	1,405	(1,574)
Accrued expenses and other current liabilities	157	502
Liabilities of discontinued operations	(142)	(220)
Net cash provided by (used in) operating activities	2,889	(712)

Investing activities:
Purchase of property and equipment	(573)	(387)
Sale of trading securities	1,189	267
Change in restricted cash	84	234
Net cash provided by investing activities	700	114

Financing activities:
Net (payments) borrowings on revolving credit facility	(1,050)	(400)
Bank overdraft	(427)	889
Payment of preferred dividend	(57)	(228)
Borrowings on long-term debt	-	1,000
Payments on long-term debt	(779)	(470)
Net cash (used in) provided by financing activities	(2,313)	791
Effect of foreign currency exchange rate changes on cash and cash equivalents	(76)	(85)
Net increase in cash and cash equivalents	1,200	108

Cash and cash equivalents - beginning of period	1,368	1,260
Cash and cash equivalents - end of period	$2,568	$1,368

Supplemental disclosures of cash flow information:
Cash paid for interest	$742	$771

Cash paid for taxes	$451	$258
Non cash transfer of equipment and leasehold improvements, net to assets held for sale	$1,521	$1,624
Non cash transfer of long-term debt to liabilities of assets held for sale	$1,113	$1,144

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

Note 1. Organization and Basis of Presentation

Organization and Merger with Bisco Industries, Inc.

EACO Corporation (“EACO”) was incorporated in the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations.   The only remaining activity of the restaurant operations relates to the workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets. After the Asset Sale and prior to the acquisition of Bisco (described below), EACO’s operations principally consisted of managing five real estate properties held for leasing located in Florida and California.

On March 24, 2010, EACO completed the acquisition of Bisco Industries, Inc. (“Bisco”), a company under the common control of EACO’s majority shareholder (Glen Ceiley). Bisco is a distributor of electronic components and fasteners with 43 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of EACO, its wholly-owned subsidiary, Bisco Industries, Inc., and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged three irrevocable letters of credit totaling $3,088,000 as of August 31, 2011. In November 2011, the Division lowered the required collateral required by the Company to $2,855,000. These letters are secured by certificates of deposits, totaling $548,000 and $632,000 at August 31, 2012 and 2011, respectively, and the Company’s Sylmar Property.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $273,000 and $253,000 at August 31, 2012 and 2011, respectively.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are net of a reserve for slow moving or obsolete items of $972,000 and $768,000 at August 31, 2012 and 2011, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company classifies real estate properties as assets held for sale when the following conditions are present: a) management, having the authority to approve the action, commits to a plan to sell the asset, b) the asset is available for immediate sale in its present condition, c) an active program to complete the plan of sale has been initiated, d) the sale of the asset is probable, e) the assets is being marketed for sale at a price that is reasonable in relation to its current fair value and f) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn.

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

These securities are stated at fair value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by the average cost method and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the market value of investment holdings during the period. At August 31, 2012 and 2011, marketable securities consisted of equity securities (including stock options) of publicly-held domestic companies.

As of August 31, 2012 and 2011, the Company had no short sale positions.

The Company recognized unrealized gains on trading securities of $207,000 and unrealized losses of $172,000 for the years ended August 31, 2012 and 2011, respectively. The Company recognized realized gains on trading securities of $287,000 and $313,000 for the years ended August 31, 2012 and 2011, respectively.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of goods sold, and were approximately $2,157,000 and $2,322,000 for the years ended August 31, 2012 and 2011, respectively.

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

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2012 and 2011 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of convertible preferred stock, which were outstanding at August 31, 2012 and 2011. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2012 and 2011 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the years ended August 31, 2012 and 2011. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the years ended August 31, 2012 and 2011 were $1.01.

Concentrations

Financial instruments that subject the Company to credit risk include cash balances maintained in the United States in excess of federal depository insurance limits and accounts receivable. Cash accounts maintained by the Company at domestic financial institutions are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts.

Net sales to customers outside the United States and related trade accounts receivable were approximately 7% and 4% of total sales and trade accounts receivable, respectively, at August 31, 2012, and 7% and 5%, respectively, at August 31, 2011.

No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2012 or 2011.

Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities

The Company’s financial instruments other than its marketable securities include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, line of credit, accrued expenses and long-term debt. Management believes that the fair value of these financial instruments approximate their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments. The Company’s marketable securities are measured at fair value on a recurring basis (see Note 14).

During the years ended August 31, 2012 and 2011, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

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

Reclassifications

Certain reclassifications of accounts have been made to the 2011 financial statements to be consistent with the 2012 presentation.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, C omprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) . The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   We expect the adoption of this ASU will affect financial statement presentation only.

Note 3. Real Estate Properties

Real estate properties held for leasing consist of five properties and are as follows at August 31, 2012 and 2011:

	August 31, 2012	August 31, 2011
Land	$5,030,000	5,030,000
Buildings & improvements	5,042,000	5,042,000
Equipment	1,172,000	1,172,000
Total	11,244,000	11,244,000
Accumulated depreciation	(2,991,000)	(2,783,000)
Book value	$8,253,000	8,461,000

One of the properties is located in Sylmar, California and the other three properties are located in Orange Park, Deland and Brooksville, Florida. The Sylmar Property consists of two industrial properties with 65,000 total square feet. The other properties are suited for restaurant use and are approximately 30,000 square feet combined.

In September 2012, the Company entered into an agreement to sell the Brooksville Property for $1,825,000. We anticipate that this transaction will close in January 2013. As such, the associated land, buildings and improvements and related liabilities were reclassified as assets held for sale and liabilities of assets held for sale, respectively, on the accompanying consolidated balance sheets as of August 31, 2012 and 2011.

The following table shows the future minimum rentals due under non-cancelable operating leases (where the Company is the lessor or sublessor) in effect at August 31, 2012:

	Industrial Properties	Restaurant Properties	Total
Year ending August 31,
2013	327,000	395,000	722,000
2014	260,000	334,000	594,000
2015	—	343,000	343,000
2016	—	353,000	353,000
2017	—	257,000	257,000
Thereafter	—	526,000	526,000
	$587,000	$2,208,000	$2,795,000

For the years ended August 31, 2012 and 2011, depreciation expense was $311,000 and $312,000, respectively.

Note 4. Equipment and Leasehold Improvements

Equipment and leasehold improvements are summarized as follows at August 31, 2012 and 2011:

	August 31, 2012	August 31, 2011
Machinery and equipment	4,293,000	3,719,000
Furniture and equipment	687,000	648,000
Vehicles	121,000	173,000
Leasehold improvements	1,164,000	1,148,000
	6,265,000	5,688,000
Less accumulated depreciation and amortization	(5,159,000)	(4,716,000)

	$1,106,000	$972,000

For the years ended August 31, 2012 and 2011, depreciation expense was $443,000 and $413,000, respectively.

Note 5. Line of Credit

The Company has a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60 or 90 day London Inter-Bank Offered Rate (“LIBOR”) (the 90 day LIBOR at August 31, 2012 and 2011 was 0.43% and 0.33%, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at August 31, 2012 and 2011). Borrowings are secured by substantially all assets of the Company’s Distribution Operations and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder Glen F. Ceiley. The agreement, as amended in March 2012, expires in March 2014. The amount outstanding under this line of credit as of August 31, 2012 and 2011 was $7,450,000 and $8,500,000, respectively. Availability under the line of credit was $2,550,000 and $1,500,000 at August 31, 2012 and 2011, respectively.

Note 6. Long-Term Debt

Long-term debt is summarized as follows:

	August 31, 2012	August 31, 2011

Note payable to GE Capital Franchise Finance Corporation (“GE Capital”), secured by real estate, monthly principal and interest payments totaling $10,400, interest at thirty-day LIBOR rate +3.75% (minimum interest rates of 7.3%), due December 2016	$462,000	$546,000
Note payable to Zions Bank, secured by real estate, monthly principal and interest payment totaling $8,402, interest at 6.7%, due April 2033 (reclassified to liabilities of assets held for sale at August 31, 2012 and 2011)	—	—
Note payable to Community Bank, secured by real estate, monthly principal and interest payment totaling $39,700, interest at 6.0%, due December 2017	5,252,000	5,395,000
Line of credit payable to Community Bank	7,450,000	8,500,000
Note payable to Community Bank, secured by all Company assets, monthly principal and interest payment totaling $43,083, interest at the prime rate (3.25% at August 31, 2012), due March 2013	298,000	797,000
Note payable to BMW Bank of North America, secured by automobile, monthly principal and interest payments totaling $1,800, interest at 0.9%, due July 2012	—	22,000
	13,462,000	15,260,000
Less current portion	(555,000)	(778,000)
	$12,907,000	$14,482,000

The scheduled payments for the above loans are as follows at August 31, 2012:

Year Ending August 31,
2013	$555,000
2014	7,727,000
2015	296,000
2016	316,000
2017	253,000
Thereafter	4,315,000
$13,462,000

The GE Capital loan is secured by the Company’s Orange Park Property. The Community Bank loan is secured by the Company’s Sylmar Property. The Zions Bank loan is secured by the Company’s Brooksville Property. The Company was in compliance with all related covenants at August 31, 2012.

Note 7.   Shareholders’ Equity

Earnings Per Common Share

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	For the Year Ended August 31, 2012	For the Year Ended August 31, 2011
(In thousands, except per share information)

EPS– basic and diluted:
Net income	$2,420	$2,139
Less: undeclared cumulative preferred stock dividends	(76)	(76)
Net income available to common shareholders for basic and diluted EPS computation	$2,344	$2,063

Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590

Earnings per common share – basic and diluted	$0.48	$0.42

Stock Options

In 2002, the Company adopted the 2002 Long Term Incentive Plan, pursuant to which 8,000 shares were reserved for issuance thereunder. The Company has no stock options outstanding and the 2002 Long Term Incentive Plan expired in June 2012. During the years ended August 31, 2012 and 2011, the Company awarded no stock options, nor did any option awards vest during the periods noted, and thus, the Company recorded no compensation expense related to stock options during these periods.  During the years ended August 31, 2012 and 2011, no stock options were exercised and, therefore, no cash was received from stock option exercises.

Preferred Stock

The Company's Board of Directors is authorized to establish the various rights and preferences for the Company's preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares of its Series A Cumulative Convertible Non-Voting Preferred Stock (the “Preferred Stock”) to the Company’s CEO, with an 8.5% dividend rate at a price of $25 per share for a total cash purchase price of $900,000.  Holders of the Preferred Stock have the right at any time to convert the Preferred Stock and accrued but unpaid dividends into shares of the Company’s common stock at the conversion price of $22.50 per share.  In the event of a liquidation or dissolution of the Company, holders of the Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders $25 per share plus all unpaid dividends before any payments are made to the holders of common stock.

Note 8. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under this plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match of 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $161,000 and $139,000 for the years ended August 31, 2012 and 2011, respectively.

Note 9. Discontinued Operations

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2012. As of August 31, 2012 and 2011, the estimated claim liability was $2,713,000 and $2,855,000, respectively.

Rental Operations – Brooksville Property

As discussed in Note 3 in September 2012, the Company entered into an agreement to sell the Brooksville Property. The Company identified the following discrete cash flows relating to the Brooksville Property (numbers in thousands):

	Year Ended August 31, 2012	Year Ended August 31, 2011
Rental revenue	$204	$208
Cost of rental operations	187	196
Gross profit from rental operations	$17	$12

The gross profit from rental operations relating to the Brooksville Property were reclassified as selling, general and administrative expenses in the accompanying consolidated statements of operations, as such amounts were considered immaterial for separate presentation as discontinued operations.

Note 10.  Income Taxes

The following summarizes the Company’s provision for income taxes on income from continuing operations:

	For the Year Ended August 31, 2012	For the Year Ended August 31, 2011
Current:
Federal	$62,000	$281,000
State	363,000	413,000
Foreign	—	—
	425,000	694,000

Deferred:
Federal	1,237,000	729,000
State	29,000	12,000
Foreign	(12,000)	30,000
	1,254,000	771,000
	$1,679,000	$1,465,000

Income taxes for the years ended August 31, 2012 and 2011 differ from the amounts computed by applying the federal statutory corporate rate of 34% to the pre-tax income from continuing operations. The differences are reconciled as follows:

	For the Year Ended August 31, 2012	For the Year Ended August 31, 2011
Current:
Expected income tax at statutory rate	$1,393,000	$1,226,000
Increase (decrease) in taxes due to:
State tax, net of federal benefit	194,000	184,000
Permanent differences	22,000	48,000
Change in deferred tax asset valuation allowance	(261,000)	(120,000)
Other, net	335,000	127,000
Income tax expense	$1,679,000	$1,465,000

The components of deferred taxes at August 31, 2012 and 2011 are summarized below:

	August 31, 2012	August 31, 2011

Deferred tax assets:
Net operating loss	$1,584,000	$2,643,000
Capital losses	3,351,000	3,445,000
Allowance for doubtful accounts	89,000	84,000
Accrued expenses	190,000	217,000
Accrued worker’s compensation	1,048,000	1,102,000
Related party interest accrual	—	376,000
Inventory reserve	602,000	483,000
Unrealized losses (gain) on investment	(4,000)	75,000
Excess of tax over book depreciation	305,000	236,000
Other	263,000	222,000
Total deferred tax assets	7,428,000	8,883,000
Valuation allowance	(3,887,000)	(4,064,000)
	3,541,000	4,819,000

Deferred tax liabilities:
Deferred gains	(1,140,000)	(1,134,000)
Total deferred tax liabilities	(1,140,000)	(1,134,000)

Net deferred tax assets	$2,401,000	$3,685,000

At August 31, 2012, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $3.1 million, which will begin to expire in 2027 and state NOLs of approximately $11.3 million, which will begin to expire in 2017. The Company also had federal and state capital loss carryforwards of approximately $8.68 million and $8.83 million, respectively, which are deductible only to the extent the Company has future capital gains.

In accordance with Sections 382 and 383 of the Internal Revenue Code, the utilization of Federal NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). Management has determined that the merger with Bisco would not limit the Company’s utilization of its NOLs or credit carryovers.

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance.

Management reviewed the positive and negative evidence available at August 31, 2012 and 2011 and determined that the capital loss carryforwards, unrealized losses on investments and EACO’s state net operating losses did not meet the more likely than not threshold required to be recognized. As such a valuation allowance was retained on these deferred tax assets.

The Company applies ASC 740 for the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company has no liability for unrecognized tax benefit related to tax positions for the years ended August 31, 2012 or 2011.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of August 31, 2012, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S., Canada and various states. The Company’s tax years for 2008, 2009, 2010 and 2011 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2008.

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

Minimum future rental payments under operating leases are as follows:

Years ending August 31:
2013	$1,205,000
2014	640,000
2015	435,000
2016	288,000
$2,568,000

Rental expense for all operating leases for the years ended August 31, 2012 and 2011 was approximately $1,628,000 and $1,608,000, respectively.

Note 12. Related Party Transactions

The Company leases three buildings under operating lease agreements from its CEO and majority stockholder. During the years ended August 31, 2012 and 2011, the Company incurred approximately $529,000 and $529,000, respectively, of expense related to these leases.

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

	For the Year Ended August 31, 2012			For the Year Ended August 31, 2011
	Real Estate Rental	Distribution	Total	Real Estate Rental	Distribution	Total
(In thousands)
Revenues	$1,250	$113,384	$114,634	$1,242	$103,467	$104,709
Cost of revenues	641	82,023	82,664	583	74,865	75,448
Gross margin	609	31,361	31,970	659	28,602	29,261
Selling, general and administrative expense	—	27,648	27,648	—	25,031	25,031
Gains on marketable trading	—	494	494	—	141	141
Interest and other income	20	—	20	3	—	3
Interest expense	448	289	737	462	308	770
Segment profit	181	3,918	4,099	200	3,404	3,604
Segment assets	13,920	30,409	44,329	14,859	28,019	42,878

	For the Year Ended August 31, 2012			For the Year Ended August 31, 2011
	United States	Canada	Total	United States	Canada	Total
Revenues	$110,345	$4,289	$114,634	$99,998	$4,711	$104,709
Identifiable assets	41,629	2,700	44,329	40,178	2,700	42,878

Note 14. Fair Value of Financial Instruments

Management estimates the fair value of an asset or a liability by using the following three levels of the fair-value hierarchy:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include price and marketable securities that are actively traded.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. At this time, the Company holds no Level 2 financial instruments.

Level 3: Unobservable inputs.

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2012 and 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
August 31, 2012
Marketable securities	$197,000	-	-	$197,000

August 31, 2011
Marketable securities	$892,000	-	-	$892,000

Note 15. Subsequent Events

Management has evaluated events subsequent to August 31, 2012, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)
3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company's registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.1	Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated October 9, 2002 between the Company and GE Capital Franchise Corporation
10.2	Form of Consolidated, Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)
10.3	Loan Agreement dated October 9, 2002 between the Company and GE Capital Franchise Finance Corporation.
10.4	Environmental Indemnity Agreement dated October 9, 2002 between the Company and GE Capital Franchise Finance Corporation
10.5	Administrative Services Agreement dated March 3, 2006 by and between EACO Corporation and Bisco Industries, Inc. (Exhibit 10.9 to the Company’s Transition Report on Form 10-K, filed with the SEC on December 23, 2009, is incorporated herein by reference.)

10.6	Business Loan Agreement dated March 28, 2008 by and between EACO Corporation and Zions First National Bank (Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.7	Promissory Note dated March 28, 2008 in the principal amount of $1,216,354 executed by EACO in favor of Zions First National Bank (Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.8	Commercial Guaranty dated March 28, 2008 executed by Glen Ceiley (Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.9	Business Loan Agreement dated November 9, 2007 by and between EACO Corporation and Community Bank (Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.10	Promissory Note dated November 9, 2007 in the principal amount of $5,875,000 executed by EACO in favor of Community Bank (Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.11	Commercial Guaranties dated November 9, 2007 executed by Glen F. Ceiley, Bisco Industries, Inc. and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.12	Commercial Contract effective September 26, 2012, as amended through October 2, 2012, by and between EACO Corporation and Ka Bun Chan.
10.13	Business Loan Agreement dated June 1, 2007 by and between Bisco Industries, Inc. and Community Bank
10.14	Promissory Note dated November 15, 2000 executed by Bisco Industries, Inc. in favor of Community Bank
10.15	Change in Terms Agreements by and between Bisco Industries, Inc. and Community Bank dated May 1, 2001; July 1, 2001; September 1, 2001; October 19, 2001; April 30, 2002; June 17, 2002; August 28, 2002; September 16, 2002; October 28, 2002; January 24, 2003; March 27, 2003; June 1, 2003; October 1, 2003; December 1, 2003; February 1, 2004; May 1, 2004; June 23, 2004; August 1, 2004; February 1, 2005; April 1, 2005; April 1, 2006; March 28, 2007; June 1, 2007; July 13, 2007; March 27, 2008; May 15, 2008; March 3, 2009; March 23, 2010; April 16, 2010; October 1, 2010; January 3, 2011; March 1, 2011; May 10, 2012; and September 18, 2012
10.16	Commercial Security Agreement dated August 1, 2004 by and between Bisco Industries, Inc. and Community Bank
10.17	Commercial Security Agreement dated March 23, 2010 by and between Bisco Industries, Inc. and Community Bank
10.18	Promissory Note dated March 10, 2011 in the principal amount of $1,000,000 executed by Bisco Industries, Inc. in favor of Community Bank
10.19	Commercial Guaranty dated May 1, 2004 executed by Glen F. Ceiley in favor of Community Bank
10.20	Commercial Guaranty dated May 15, 2008 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank
10.21	Commercial Guaranty dated March 23, 2010 executed by EACO Corporation in favor of Community Bank
10.22	Commercial Lease dated May 1, 2001, as amended through August 30, 2011, by and between Glen Ceiley and Bisco Industries
10.23+	2002 Long-Term Incentive Plan (Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on May 1, 2002, is hereby incorporated by reference.)
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
31.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Documen
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.