Form 10-Q
period 2012-11-30
EACO CORP
filed 2013-01-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 13, 2013, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended November 30,
	2012	2011
Distribution sales	$29,119	$26,150
Cost of goods sold	21,064	18,878
Gross profit from distribution operations	8,055	7,272

Rental revenue	141	311
Cost of rental operations	95	193
Gross profit from rental operations	46	118

Operating expenses:
Selling, general and administrative expenses	7,260	6,530
Total operating expenses	7,260	6,530
Income from operations	841	860

Non-operating income (expense):
Gain on sale of trading securities	33	—
Unrealized (loss) gain on trading securities	(55)	193
Interest expense, net	(167)	(181)
Total non-operating (expense) income	(189)	12
Net income before income taxes	652	872
Provision for income taxes	269	247
Net income	383	625
Cumulative preferred stock dividend	(19)	(19)

Net income attributable to common shareholders	$364	$606

Basic and diluted earnings per share	$0.08	$0.12

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to condensed consolidated financial statements.

F-2

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended November 30,
	2012	2011
Net income	$383	$625
Other comprehensive income, net of tax:
Foreign translation gain	100	224
Total comprehensive income	$483	$849

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	November 30, 2012	August 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,139	$2,568
Restricted cash, current	831	—
Trade accounts receivable, net	14,046	13,972
Inventory, net	13,074	12,189
Marketable securities, trading	398	197
Prepaid expenses and other current assets	472	464
Assets held for sale	2,012	2,016
Deferred tax asset, current	265	290
Total current assets	33,237	31,696

Non-current Assets:
Restricted cash, non-current	549	548
Real estate properties held for leasing, net	7,710	7,758
Equipment and leasehold improvements, net	1,332	1,106
Deferred tax asset	2,053	2,111
Other assets, principally deferred charges, net of accumulated amortization	788	1,110
Total assets	$45,669	$44,329

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$10,352	$9,519
Accrued expenses and other current liabilities	1,850	2,482
Securities sold short, at fair value	831	—
Liabilities of discontinued operations – short-term	146	146
Liabilities of assets held for sale	1,163	1,113
Current portion of long-term debt	430	555
Total current liabilities	14,772	13,815

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,528	2,567
Deposit liability	73	147
Long-term debt	12,939	12,907
Total liabilities	30,312	29,436

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding at November 30, 2012 and August 31, 2012 (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding at November 30, 2012 and August 31, 2012	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	578	478
Retained earnings	2,351	1,987
Total shareholders’ equity	15,357	14,893
Total liabilities and shareholders’ equity	$45,669	$44,329

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended November 30,
	2012	2011

Operating activities:
Net income	$383	$625
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	180	188
Bad debt recovery	(18)	—
Change in inventory reserve	(62)	(15)
Net gain on trading securities	(22)	(193)
(Increase) decrease in:
Trade accounts receivable	(56)	6
Inventory	(823)	(1,291)
Prepaid expenses and other assets	305	108
Deferred tax asset	83	152
Increase (decrease) in:
Trade accounts payable	142	298
Accrued expenses and other current liabilities	(582)	(815)
Deposit liability	(74)	—
Liabilities of discontinued operations	(39)	(27)
Net cash used in operating activities	(583)	(964)

Investing activities:
Purchase of property and equipment	(345)	(155)
Purchase of marketable securities, trading	(179)	(86)
Proceeds from securities sold short	831	—
Increase in restricted cash	(832)	(4)
Net cash used in investing activities	(525)	(245)

Financing activities:
Net borrowings (payments) on revolving credit facility	150	(700)
Bank overdraft	691	261
Preferred dividend	(19)	—
Borrowing of long-term debt	—	1,600
Payments on long-term debt	(243)	(192)
Net cash provided by financing activities	579	969
Effect of foreign currency exchange rate changes on cash and cash equivalents	100	224
Net decrease in cash and cash equivalents	(429)	(16)
Cash and cash equivalents - beginning of period	2,568	1,368
Cash and cash equivalents - end of period	$2,139	$1,352

Supplemental disclosures of cash flow information:
Cash paid for interest	$169	$186

Cash paid for taxes	$196	$415

See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. The condensed consolidated balance sheet as of August 31, 2012 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2012. Operating results for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of EACO Corporation, its wholly-owned subsidiary Bisco Industries, Inc., and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Significant Accounting Policies

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged two irrevocable letters of credit totaling $2,713,000 as of November 30, 2012 and $2,855,000 as of August 31, 2012. These letters were secured by certificates of deposits totaling $549,000 and $548,000 at November 30, 2012 and August 31, 2012, respectively, and the Company’s two real estate properties in Sylmar, California (the “Sylmar Properties”).

The Company also has cash of $831,000 at November 30, 2012 on deposit with a securities brokerage firm, which relates to the liability for short sales of trading securities which is classified as restricted during the period the related short position is open.  There was no such restricted cash at August 31, 2012.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was $217,000 and $273,000 at November 30, 2012 and August 31, 2012, respectively.

Inventories

Inventories consist of finished goods, primarily electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are reported net of a reserve for slow moving or obsolete items of $910,000 and $972,000 at November 30, 2012 and August 31, 2012, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Securities Sold Short

Securities sold short represent transactions in which the Company sells a security it does not own and is obligated to deliver such security at a future date. The short sale is recorded as a liability, and unrealized appreciation or depreciation is recorded for the difference between the proceeds received and the fair value of the open short position. The Company records a realized gain or loss when the short position is closed. By entering into short sales, the Company bears the market risk of an unfavorable increase in the price of the security sold short in excess of the proceeds received. Short sales are separately presented as a liability in the statement of financial condition.

The Company has established a margin account with the brokers lending the securities sold short. While the short sale is outstanding, the short sale proceeds may be restricted to the extent of the fair value of the short position.

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

Earnings Per Common Share

Basic earnings per common share for the three month periods ended November 30, 2012 and 2011 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per common share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the respective periods. Potential common shares represent 40,000 shares of common stock issuable upon conversion of 36,000 shares of preferred stock (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (i.e. Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three months ended November 30, 2012 and 2011. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income. The average exchange rate for the three months ended November 30, 2012 and 2011 was $1.01 and $1.02 Canadian dollars for one U.S. dollar, respectively.

Concentrations

Net sales to customers outside the United States were approximately 8% and 4% for the three months ended November 30, 2012 and 2011, respectively, and related accounts receivable were approximately 5% and 7% at November 30, 2012 and August 31, 2012, respectively.

No single entity accounted for more than 10% of revenues for the three months ended November 30, 2012 or 2011.

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

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.31% and 0.44% for the 90 day LIBOR at November 30, 2012 and August 31, 2012, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at November 31, 2012 and August 31, 2012). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2014.

The amounts outstanding under this line of credit as of November 30, 2012 and August 31, 2012 were $7,600,000 and $7,450,000, respectively. Availability under the line of credit was $2,400,000 and $2,550,000 at November 30, 2012 and August 31, 2012, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2012 and August 31, 2012, the Company was in compliance with all covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The proceeds of the loan were used to pay down the Company’s line of credit. The term loan is for two years and bears interest at the bank’s reference rate (3.25% at November 30, 2012 and August 31, 2012). As of November 30, 2012, the outstanding balance of the term loan was $171,000.

In October 2002, the Company entered into a loan agreement with GE Capital for one restaurant property owned by the Company in Orange Park, Florida (the “Orange Park Property”).  The loan requires monthly principal and interest payments totaling $10,400. Interest is at the thirty-day LIBOR rate plus 3.75% (minimum interest rate of 7.34%). The loan is due December 2016. As of November 30, 2012, the outstanding balance due under the Company’s loan with GE Capital was $440,000.

On November 9, 2007, the Company completed the refinance of the Sylmar Properties in exchange for a note in the amount of $5,875,000 from Community Bank.   The loan requires monthly principal and interest payments totaling $39,658. Interest is fixed at 6%. As of November 30, 2012, the outstanding balance due on the loan to Community Bank, collateralized by the Sylmar Property, was $5,158,000.

During 2008, the Company financed the restaurant property in Brooksville, Florida (the “Brooksville Property”) with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 20 years at an interest rate of 6.65% and requires monthly principal and interest payments totaling $8,402. The outstanding balance of the loan at November 30, 2012 was $1,163,000. Such was reclassified as liabilities of assets held for sale on the accompanying consolidated balance sheets as of November 30, 2012 and August 31, 2012.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share attributable to common shareholders:

	For the Three Months Ended November 30,
	2012	2011

(In thousands, except share and per share information)

EPS:
Net income	$383	$625
Less: accrued preferred stock dividends	(19)	(19)
Net income available for common shareholders	$364	$606

Earnings per common share – basic and diluted	$0.08	$0.12

For the three months ended November 30, 2012 and 2011, 40,000 potential common shares have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority stockholder. During each of the three months ended November 30, 2012 and 2011, the Company incurred approximately $128,000 of expense related to these leases.

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

	For the Three Months Ended November 30, 2012			For the Three Months Ended November 30, 2011
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(in thousands)
Revenues	$141	$29,119	$29,260	$311	$26,150	$26,461
Cost of revenues	95	21,064	21,159	193	18,878	19,071
Gross profit	46	8,055	8,101	118	7,272	7,390
Selling, general and administrative expenses	61	7,199	7,260	92	6,438	6,530

Note 7. Subsequent Events

On January 10, 2013, the Company entered into an agreement to sell the Deland Property for $1,100,000.  The Company will receive $750,000 in cash and will carry a 2 year note at 7% interest payable in 24 installments on the remaining $350,000.  We anticipate that this transaction will close on or before January 25, 2013.  As such, the associated land, building and improvements were reclassified as assets held for sale on the accompanying consolidated balance sheets of November 30, 2012 and August 31, 2012.  The Company did not carry any debt related to this property at either November 30, 2012 or August 31, 2012.

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

Overview

EACO Corporation was organized under the laws of the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying condensed consolidated financial statements. Since June 2005 until the acquisition of Bisco in March 2010, our operations have principally consisted of managing five rental properties held for leasing in Florida and California. As a result of our March 2010 acquisition of Bisco, we currently operate in two reportable segments: the Rental Real Estate Operations segment, which consists of managing the five rental properties in Florida and California, and the Distribution Operations segment, which consists of the business of Bisco and is alternatively referred to in this report as the Bisco segment. Revenues derived from the Bisco segment represented approximately 99% of the total revenues for the three months ended November 30, 2012 and the year ended August 31, 2012 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates. For additional description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 as filed with the SEC on November 26, 2012.

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

Liabilities of Discontinued Operations

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2012. No changes to the estimated liability were recorded during the three months ended November 30, 2012 or 2011.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2012 and 2011 (unaudited)

Distribution Sales and Gross Profit ($ in thousands)

	Three Months Ended		$	%
	November 30, 2012	November 30, 2011	Change	Change

Distribution sales	$29,119	$26,150	$2,969	11.4%
Cost of goods sold	21,064	18,878	(2,186)	(11.6)
Gross profit	$8,055	$7,272	$783
Gross profit %	27.7%	27.8%		(0.1)%

Distribution sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, and freight charges by the Company to its customers. The increase in distribution sales in the three months ended November 30, 2012 (“Q1 2013”) as compared to the prior year period was largely due to increased unit sales, resulting from an increase in sales headcount of 10% in the three months ended November 30, 2012 as compared to the three months ended November 30, 2011 (“Q1 2012”).

Additionally, the Company’s sales force is divided into Sales Focus Teams (“SFTs”). These teams generally focus the majority of their time on specific industries, product lines and/or geographic regions and are designed to assist the Company in increasing market share in specific areas and, as a result, increase sales. The Company’s SFTs were supported by an increase in salespeople, with the Company growing from 272 salespeople at November 30, 2011 to 298 salespeople at November 30, 2012, a 10% increase.

Rental Income and Gross Profit ($ in thousands)

	Three Months Ended		$	%
	November 30, 2012	November 30, 2011	Change	Change

Rental revenue	$141	$311	$(170)	(54.7)%
Cost of rental operations	95	193	98	50.8
Gross profit	$46	$118	$(72)
Gross profit %	32.6%	37.9%		(5.3)%

During Q1 2013 the tenant leasing one of the Company’s Sylmar Properties exercised an early exit clause of their lease and vacated the premises. On December 1, 2012, the Company signed a replacement tenant in the property. The replacement tenant is at a lower monthly rental rate than the previous tenant.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended			%
	November 30, 2012	November 30, 2011	$ Change	Change

Selling, general and administrative expenses	$7,260	$6,530	$730	11.2%
Percent of distribution sales	24.9%	25.0%		0.1%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs for the Distribution Operations. SG&A in Q1 2013 increased from Q1 2012 largely due to increased salaries and salary related expenses as the Company increased sales headcount by 26 employees, or 10%, in Q1 2013 as compared to Q1 2012.

Non-operating Income (Expense) ($ in thousands)

	Three Months Ended		$	%
	November 30, 2012	November 30, 2011	Change	Change
Other income (expense):
Gain on sale of trading securities	$33	$—	$33	100.0%
Unrealized (loss) gain on trading securities	(55)	193	(248)	(128.5)
Interest expense, net	(167)	(181)	14	(7.7)
Other (expense) income, net	$(189)	$12	$(201)
Other (expense) income, net as a percent of distribution sales	0.6%	0.0%		(0.6)%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s line of credit and other long-term debt. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2013, the Company recognized $22,000 in net realized and unrealized loss. The Company experienced net realized and unrealized gains of $193,000 during Q1 2012. Losses in the current period were due to decreases in the value of the Company’s holdings, primarily in its short positions. Gains in the prior year quarter were primarily due to an increase in the value of several of the positions the Company was holding at that time.

Income Tax Provision ($ in thousands)

	Three Months Ended		$	%
	November 30, 2012	November 30, 2011	Change	Change

Income tax provision	$269	$247	$22	8.9%
Percent of pre-tax net income	41.3%	28.3%		13.0%

The provision for income taxes increased by $22,000 in the three month period ended November 30, 2012 over the prior year period. This was a result of higher estimated taxable income in the current quarter as compared to the prior year period and a decrease in the valuation allowance recognized in the current period as compared to the prior year period.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.31% and 0.44% for the 90 day LIBOR at November 30, 2012 and August 31, 2012, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2012 and August 31, 2012). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement continues through March 1, 2014.

The amount outstanding under this line of credit as of November 30, 2012 and August 31, 2012 was $7,600,000 and $7,450,000, respectively. Availability under the line of credit was $2,400,000 and $2,550,000 at November 30, 2012 and August 31, 2012, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2012 and August 31, 2012, the Company was in compliance with all covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The proceeds of the loan were used to pay down the Company’s line of credit. The term loan is for two years and bears interest at the bank’s reference rate (3.25% at November 30, 2012 and August 31, 2012). As of November 30, 2012, the outstanding balance of the term loan was $171,000.

In October 2002, the Company entered into a loan agreement with GE Capital for one restaurant property owned by the Company in Orange Park, Florida (the “Orange Park Property”).  The loan requires monthly principal and interest payments totaling $10,400. Interest is at the thirty-day LIBOR rate plus 3.75% (minimum interest rate of 7.34%). The loan is due December 2016. As of November 30, 2012, the outstanding balance due under the Company’s loan with GE Capital was $440,000.

On November 9, 2007, the Company completed the refinance of the Sylmar Property in exchange for a note in the amount of $5,875,000 from Community Bank.   The loan requires monthly principal and interest payments totaling $39,658. Interest is fixed at 6%. As of November 30, 2012, the outstanding balance due on the loan to Community Bank, collateralized by the Sylmar Properties, was $5,158,000.

During 2008, the Company financed the restaurant property in Brooksville, Florida (the “Brooksville Property”) with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 20 years at an interest rate of 6.65% and requires monthly principal and interest payments totaling $8,402. The outstanding balance of the loan at November 30, 2012 was $1,163,000. Such was reclassified as liabilities of assets held for sale on the accompanying consolidated balance sheets as of November 30, 2012 and August 31, 2012.

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

Cash Flows from Operating Activities

Cash used in operating activities was $583,000 for the three months ended November 30, 2012 as compared with $964,000 for the three months ended November 30, 2011. The current period use of cash was mainly due to an increase in inventory over the three months and a decrease in accrued expenses due to payment of employee year-end bonuses in the current quarter. This was offset by net income and a decrease in prepaid expenses. The prior year use was also due to an increase in inventory and decrease in accrued expenses, although those changes were higher in the prior year period than in the current. These amounts were offset by net income in the first quarter of fiscal 2012.

Cash Flows from Investing Activities

Cash used in investing activities was $525,000 for the three months ended November 30, 2012 as compared with $245,000 for the three months ended November 30, 2011. The current period increase was due primarily to increased purchases of equipment by the Company in Q1 2013 as compared to Q1 2012. The change in the restricted cash for the current year is due to the increase in restricted cash related to the Company’s short positions in the equity markets. This amount was offset by the increase in the Company’s short positions resulting in no net effect on investing cash flows.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2012 was $579,000 as compared with $969,000 for the three months ended November 30, 2011. Cash provided by financing activities consisted mainly of an increase in the Company’s bank overdraft outstanding at November 30, 2012. The cash provided by financing activities for the three months ended November 30, 2011 was due mainly to the Company’s borrowing of long-term debt.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings or the issuance of debt.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 as filed with the SEC on November 26, 2012.

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

We have from time to time had material weaknesses in our internal controls over financial reporting due to deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of November 30, 2012, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 55,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On January 10, 2013, the Company entered into an agreement to sell the Deland Property for $1,100,000 to Chens Family Investments, LLC.  The Company will receive $750,000 in cash and will carry a 2 year note at 7% interest payable in 24 installments on the remaining $350,000.  We anticipate that this transaction will close on or before January 25, 2013.  As such, the associated land, buildings and improvements were reclassified as assets held for sale on the accompanying consolidated balance sheets of November 30, 2012 and August 31, 2012.  The Company did not carry any debt related to this property at either November 30, 2012 or August 31, 2012.

Item 6.    Exhibits

The following exhibits are filed as part of this report on Form 10-Q.

No.	Exhibit

10.1	Commercial Contract effective September 26, 2012, as amended through October 2, 2012, by and between EACO Corporation and Ka Bun Chan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: January 14, 2013	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Bains
Michael Bains
Controller and Assistant Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

10.1	Commercial Contract effective September 26, 2012, as amended through October 2, 2012, by and between EACO Corporation and Ka Bun Chan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

