Form 10-Q
period 2013-02-28
EACO CORP
filed 2013-04-15
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of April 12, 2013, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended,		Six Months Ended,
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Distribution sales	$28,323	$27,114	$57,442	$53,264
Cost of goods sold	20,382	19,846	41,446	38,780
Gross profit from distribution operations	7,941	7,268	15,996	14,484

Rental revenue	197	312	338	623
Cost of rental operations	92	100	187	293
Gross profit from rental operations	105	212	151	330

Operating expenses:
Selling, general and administrative expenses	7,350	6,850	14,610	13,324
Total operating expenses	7,350	6,850	14,610	13,324
Income from operations	696	630	1,537	1,490

Non-operating income (expense):
(Loss) gain on sale of trading securities	(111)	62	(78)	62
Unrealized gain (loss) on trading securities	14	92	(41)	285
Gain on sale of asset	540	—	540	—
Interest expense, net	(166)	(178)	(333)	(359)
Total non-operating income (expense)	277	(24)	88	(12)
Net income before income taxes	973	606	1,625	1,478
Provision for income taxes	332	203	601	450
Net income	641	403	1,024	1,028
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)

Net income attributable to common shareholders	$622	$384	$986	$990

Basic and diluted earnings per share	$0.13	$0.08	$0.20	$0.20

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to condensed consolidated financial statements.

F-2

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended,		Six Months Ended,
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income	$622	$384	$986	$990
Other comprehensive income (loss), net of tax:
Foreign translation loss	77	(254)	156	(30)

Total comprehensive income	$699	$130	$1,142	$960

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	February 28, 2013	August 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,854	$2,568
Restricted cash, current	723	—
Trade accounts receivable, net	13,962	13,972
Inventory, net	13,469	12,189
Marketable securities, trading	656	197
Prepaid expenses and other current assets	683	464
Assets held for sale	1,860	2,016
Deferred tax asset, current	290	290
Total current assets	33,497	31,696

Non-current Assets:
Restricted cash, non-current	549	548
Real estate properties held for leasing, net	7,329	7,758
Equipment and leasehold improvements, net	1,388	1,106
Deferred tax asset	1,661	2,111
Other assets, principally deferred charges, net of accumulated amortization	867	1,110
Total assets	$45,291	$44,329

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$9,243	$9,519
Accrued expenses and other current liabilities	1,613	2,482
Securities sold short, at fair value	723	—
Liabilities of discontinued operations – short-term	146	146
Liabilities of assets held for sale	1,508	1,568
Current portion of long-term debt	208	463
Total current liabilities	13,441	14,178

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,493	2,567
Deposit liability	120	147
Long-term debt	13,202	12,544
Total liabilities	29,256	29,436

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	634	478
Retained earnings	2,973	1,987
Total shareholders’ equity	16,035	14,893
Total liabilities and shareholders’ equity	$45,291	$44,329

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended,
	February 28, 2013	February 29, 2012

Operating activities:
Net income	$1,024	$1,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	316	409
Bad debt expense	5	46
Change in inventory reserve	(62)	(50)
Gain on sale of property	(540)	—
Net loss (gain) on trading securities	119	(347)
Decrease (increase) in:
Trade accounts receivable	5	(1,088)
Inventory	(1,218)	(146)
Prepaid expenses and other assets	24	(126)
Deferred tax asset	450	312
(Decrease) increase in:
Trade accounts payable	(165)	(36)
Accrued expenses and other current liabilities	344	(814)
Deposit liability	(27)	—
Liabilities of discontinued operations	(74)	(72)
Net cash provided by (used in) operating activities	201	(884)

Investing activities:
Purchase of property and equipment	(123)	(206)
(Purchase) sale of marketable securities, trading	(578)	478
Proceeds from securities sold short	723	172
Proceeds from sale of property	650	—
Increase in restricted cash	(724)	(88)
Net cash (used in) provided by investing activities	(52)	356

Financing activities:
Net borrowings on revolving credit facility	734	650
Change in bank overdraft	(111)	782
Preferred dividend	(38)	—
Payments on long-term debt	(1,604)	(384)
Net cash (used in) provided by financing activities	(1,019)	1,048
Effect of foreign currency exchange rate changes on cash and cash equivalents	156	(30)
Net (decrease) increase in cash and cash equivalents	(714)	490

Cash and cash equivalents - beginning of period	2,568	1,368
Cash and cash equivalents - end of period	$1,854	$1,858

Supplemental disclosures of cash flow information:
Cash paid for interest	$339	$379

Cash paid for taxes	$196	$415

Supplemental disclosures of noncash investing and financing activities:
Note receivable issued in connection with sale of real estate properties	$350	$—

See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

Note 1.	Organization and Basis of Presentation

Organization and Merger with Bisco Industries, Inc.

EACO Corporation (“EACO”) was incorporated in the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations.   The only remaining activity of the restaurant operations relates to the workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets. After the Asset Sale and prior to the acquisition of Bisco (described below), EACO’s operations principally consisted of managing real estate properties held for leasing located in Florida and California.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. The condensed consolidated balance sheet as of August 31, 2012 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2012. Operating results for the three and six months ended February 28, 2013 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of EACO Corporation, its wholly-owned subsidiary, Bisco Industries, Inc., and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Subsequent Events

Management has evaluated events subsequent to February 28, 2013 through the date that these condensed consolidated financial statements are being filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Note 2. Significant Accounting Policies

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged two irrevocable letters of credit totaling $2,713,000 as of February 28, 2013 and $2,855,000 as of August 31, 2012. These letters were secured by certificates of deposits totaling approximately $549,000 and $548,000 at February 28, 2013 and August 31, 2012, respectively, and the Company’s two real estate properties in Sylmar, California (the “Sylmar Properties”).

The Company also has restricted cash of approximately $723,000 at February 28, 2013 on deposit with a securities brokerage firm, which relates to the liability for short sales of trading securities. There was no such restricted cash at August 31, 2012.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was approximately $183,000 and $273,000 at February 28, 2013 and August 31, 2012, respectively.

Inventories

Inventories consist of finished goods, primarily electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are reported net of a reserve for slow moving or obsolete items of approximately $910,000 and $972,000 at February 28, 2013 and August 31, 2012, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Securities Sold Short

Securities sold short represent transactions in which the Company sells a security it does not own and is obligated to deliver such security at a future date. The short sale is recorded as a liability, and unrealized appreciation or depreciation is recorded for the difference between the proceeds received and the fair value of the open short position. The Company records a realized gain or loss when the short position is closed. By entering into short sales, the Company bears the market risk of an unfavorable increase in the price of the security sold short in excess of the proceeds received. Short sales are separately presented as a liability in the consolidated balance sheets.

The Company is required to establish a margin account with the brokers lending the securities sold short. While the short sale is outstanding, the short sale proceeds may be restricted to the extent of the fair value of the short position.

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

Earnings Per Common Share

Basic earnings per common share for the three and six months ended February 28, 2013 and February 29, 2012 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per common share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the respective periods. Potential common shares represent 40,000 shares of common stock issuable upon conversion of 36,000 shares of preferred stock.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (i.e. Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and six months ended February 28, 2013 and February 29, 2012. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income. The average exchange rate for the three months ended February 28, 2013 and February 29, 2012 was $1.00 and $0.99 Canadian dollars for one U.S. dollar, respectively. The average exchange rate for the six months ended February 28, 2013 and February 29, 2012 was $1.01 Canadian dollars for one U.S. dollar.

Concentrations

Net sales to customers outside the United States were approximately 7% for the six months ended February 28, 2013 and February 29, 2012, and related accounts receivable were approximately 5% and 4% at February 28, 2013 and August 31, 2012, respectively.

No single entity accounted for more than 10% of revenues for the three months ended February 28, 2013 or February 29, 2012.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Management has evaluated its approach for making operating decisions and assessing the performance of our business and determined that the Company has two reportable segments: Distribution Operations and Rental Real Estate Operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) . The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU affected the financial statement presentation only.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.29% and 0.43% for the 90 day LIBOR at February 28, 2013 and August 31, 2012, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at February 28, 2013 and August 31, 2012). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2014. The amounts outstanding under this line of credit as of February 28, 2013 and August 31, 2012 were approximately $8,184,000 and $7,450,000, respectively. Availability under the line of credit was approximately $1,816,000 and $2,550,000 at February 28, 2013 and August 31, 2012, respectively. The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2013 and August 31, 2012, the Company was in compliance with all such covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The proceeds of the loan were used to pay down the Company’s line of credit. The term loan is for two years and bears interest at the bank’s reference rate (3.25% at February 28, 2013 and August 31, 2012). As of February 28, 2013, the outstanding balance of the term loan was approximately $43,000. The outstanding balance on this loan was repaid in full in March 2013.

In October 2002, the Company refinanced and entered into a loan agreement with GE Capital for one restaurant property owned by the Company in Orange Park, Florida (the “Orange Park Property”).  The loan requires monthly principal and interest payments totaling $10,400. Interest is at the thirty-day LIBOR rate plus 3.75% (minimum interest rate of 7.34%). The loan is due December 2016. As of February 28, 2013, the outstanding balance due under the Company’s loan with GE Capital was approximately $406,000. Such loan was reclassified as liabilities of assets held for sale on the accompanying consolidated balance sheets as of February 28, 2013 and August 31, 2012 (See Note 7).

On November 9, 2007, the Company completed the refinance of the Sylmar Properties in exchange for a note in the amount of $5,875,000 from Community Bank.   The loan requires monthly principal and interest payments totaling $39,658. Interest is fixed at 6% per annum. As of February 28, 2013, the outstanding balance due on the loan to Community Bank was approximately $5,183,000.

During 2008, the Company purchased and financed the restaurant property in Brooksville, Florida (the “Brooksville Property”) with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 20 years at an interest rate of 6.65% per annum and requires monthly principal and interest payments totaling $8,402. The outstanding balance of the loan at February 28, 2013 was approximately $1,102,000. Such loan was reclassified as liabilities of assets held for sale on the accompanying consolidated balance sheets as of February 28, 2013 and August 31, 2012 (See Note 7).

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share attributable to common shareholders:

	For the Three Months Ended,		For the Six Months Ended,
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

(In thousands, except share and per share information)

EPS:
Net income	$641	$403	$1,024	$1,028
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$622	$384	$986	$990

Earnings per common share – basic and diluted	$0.13	$0.08	$0.20	$0.20

For the three and six months ended February 28, 2013 and February 29, 2012, 40,000 potential common shares have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority stockholder. During each of the three months ended February 28, 2013 and February 29, 2012, the Company incurred approximately $256,000 of expense related to these leases.

Note 6. Segment Reporting

The Company operates in two reportable business segments: Rental Real Estate Operations and Distribution Operations. The Distribution Operations are organized and operated as Bisco Industries, Inc., a wholly-owned subsidiary of the Company. Management evaluates performance based on gross margins, selling, general and administrative expenses and net income. Management also reviews the returns on the rental real estate properties, inventory, accounts receivable and marketable securities (segment assets).

	For the Three Months Ended February 28, 2013			For the Three Months Ended February 29, 2012
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(in thousands)
Revenues	$197	$28,323	$28,520	$312	$27,114	$27,426
Cost of revenues	92	20,382	20,474	100	19,846	19,946
Gross profit	105	7,941	8,046	212	7,268	7,480
Selling, general and administrative expenses	85	7,265	7,350	91	6,759	6,850

	For the Six Months Ended February 28, 2013			For the Six Months Ended February 29, 2012
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(in thousands)
Revenues	$338	$57,442	$57,780	$623	$53,264	$53,887
Cost of revenues	187	41,446	41,633	293	38,780	39,073
Gross profit	151	15,996	16,147	330	14,484	14,814
Selling, general and administrative expenses	146	14,464	14,610	183	13,141	13,324

Note 7.    Real Estate Properties

On January 10, 2013, the Company entered into an agreement to sell the restaurant property in Deland, Florida (“Deland Property”) for $1,100,000.  The Company received $750,000 in cash and issued a two year note receivable at 7% interest payable in 24 installments on the remaining $350,000.  This transaction closed on January 25, 2013.  The sale of this property resulted in a net gain of approximately $540,000.

In August 2012, the Company entered into an agreement with the tenant of the Brooksville Property to sell that property to the tenant for $1,825,000. The transaction is scheduled to close in April 2013. The carrying value of the property consisting of land, building and improvements at February 28, 2013 was approximately $1,521,000. As such, the associated land, buildings and improvements were reclassified as assets held for sale on the accompanying consolidated balance sheets of February 28, 2013 and August 31, 2012.  The associated mortgage to Zion’s Bank was reclassified to Liabilities of Assets Held for Sale at February 28, 2013 and August 31, 2012.

The Company has received multiple offers to purchase the property located in Orange Park, Florida. The property is actively listed and management has committed to sell the property. The carrying value of the property consisting of land, building and improvements at February 28, 2013 was approximately $339,000. The associated land, building and improvements were reclassified as assets held for sale on the accompanying consolidated balance sheets as of February 28, 2013 and August 31, 2012. The associated mortgage to GE Capital was reclassified to liabilities of assets held for sale at February 28, 2013 and August 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits and capital needs, as well as the planned sale of certain of our real estate properties. These statements are based on our current expectations, estimates and projections and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in general and administrative costs, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and relationships with suppliers, the willingness of GE Capital, Community Bank or other lenders to extend financing commitments and the availability of capital resources, repairs or similar expenditures required for existing properties due to weather or acts of God, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

EACO Corporation was organized under the laws of the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying condensed consolidated financial statements. Since June 2005 until the acquisition of Bisco in March 2010, our operations have principally consisted of managing rental properties held for leasing in Florida and California. As a result of our March 2010 acquisition of Bisco, we currently operate in two reportable segments: the Rental Real Estate Operations segment, which consists of managing rental properties in Florida and California, and the Distribution Operations segment, which consists of Bisco’s electronic components and fastener distribution business, and is alternatively referred to in this report as the Bisco segment. Bisco is a distributor of electronic components and fasteners with 43 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. Revenues derived from the Bisco segment represented approximately 99% of the company's total revenues for the three and six months ended February 28, 2013 and the year ended August 31, 2012 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future.

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

Liabilities of Discontinued Operations

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2012. No changes to the estimated liability were recorded during the three or six months ended February 28, 2013 or February 29, 2012.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2013 and February 29, 2012 (unaudited)

Distribution Sales and Gross Profit ($ in thousands)

	Three Months Ended		$	%
	February 28, 2013	February 29, 2012	Change	Change

Distribution sales	$28,323	$27,114	$1,209	4.5%
Cost of goods sold	20,382	19,846	536	2.7

Gross profit	$7,941	$7,268	$673
Gross profit %	28.0%	26.8%		1.2%

Distribution sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, and freight charges by the Company to its customers. The increase in distribution sales in the three months ended February 28, 2013 (“Q2 2013”) as compared to the prior year period was largely due to increased unit sales, resulting from an increase in sales headcount of 8% in the three months ended February 28, 2013 as compared to the three months ended February 29, 2012 (“Q2 2012”).

Additionally, the Company’s sales force is divided into Sales Focus Teams (“SFTs”). These teams generally focus the majority of their time on specific industries, product lines and/or geographic regions and are designed to assist the Company in increasing market share in specific areas and, as a result, increase sales. The Company’s SFTs were supported by an increase in salespeople, with the Company growing from 286 salespeople at February 29, 2012 to 308 salespeople at February 28, 2013, an 8% increase.

Rental Income and Gross Profit ($ in thousands)

	Three Months Ended		$	%
	February 28, 2013	February 29, 2012	Change	Change

Rental revenue	$197	$312	$(115)	(36.9)%
Cost of rental operations	92	100	8	8.0

Gross profit	$105	$212	$(107)
Gross profit %	53.3%	67.9%		(14.6)%

During the first quarter of the fiscal year ending August 31, 2013, the tenant leasing one of the Company’s Sylmar Properties exercised an early exit clause of their lease and vacated the premises. On December 1, 2012, the Company signed a replacement tenant in the property. The replacement tenant is at a lower monthly rental rate than the previous tenant. In addition, on January 25, 2013, the Company sold the Deland Property resulting in a loss of rental revenue related to that property. Furthermore, the Company anticipates it will complete the sale of the Brooksville Property in April 2013 and has engaged a broker to sell the Orange Park Property. As such, the Company anticipates rental revenues from its rental properties will continue to decline in future periods.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended			%
	February 28, 2013	February 29, 2012	$ Change	Change

Selling, general and administrative expenses	$7,350	$6,850	$500	7.3%
Percent of distribution sales	26.0%	25.3%		0.7%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs for the Distribution Operations. SG&A in Q2 2013 increased from Q2 2012 largely due to increased salaries and salary related expenses as the Company increased sales headcount by 22 employees, or 8%, in Q2 2013 as compared to Q2 2012.

Non-operating Income (Expense) ($ in thousands)

	Three Months Ended		$	%
	February 28, 2013	February 29, 2012	Change	Change
Other income (expense):
(Loss) gain on sale of trading securities	$(111)	$62	$(173)	(279.0)%
Unrealized gain on trading securities	14	92	(78)	(84.8)
Gain on asset disposal	540	—	540	100.0
Interest expense, net	(166)	(178)	12	6.7

Other income (expense), net	$277	$(24)	$(301)
Other income (expense), net as a percent of distribution sales	1.0%	0.0%		1.0%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s line of credit and other long-term debt. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2013, the Company recognized approximately $97,000 in net realized and unrealized loss. The Company experienced net realized and unrealized gains of approximately $154,000 during Q2 2012. Losses in the current period were due to decreases in the value of the Company’s holdings, primarily in its short positions. Gains in the prior year quarter were primarily due to an increase in the value of several of the positions the Company was holding at that time.

Income Tax Provision ($ in thousands)

	Three Months Ended		$	%
	February 28, 2013	February 29, 2012	Change	Change

Income tax provision	$332	$203	$129	63.5%
Percent of pre-tax net income	34.1%	33.5%		0.6%

The provision for income taxes increased by approximately $129,000 in the three months ended February 28, 2013 over the prior year period. This was a result of higher estimated taxable income in the current quarter as compared to the prior year period.

Comparison of the Six Months Ended February 28, 2013 and February 29, 2012 (unaudited)

Distribution Sales and Gross Profit ($ in thousands)

	Six Months Ended		$	%
	February 28, 2013	February 29, 2012	Change	Change

Distribution sales	$57,442	$53,264	$4,178	7.8%
Cost of goods sold	41,446	38,780	2,666	6.9
Gross profit	$15,996	$14,484	$1,512
Gross profit %	27.8%	27.2%		0.6%

Distribution sales related to the Distribution Operations segment increased in the six months ended February 28, 2013 as compared to the prior year period largely due to increased unit sales, resulting from an increase in sales headcount of 8% in the six months ended February 28, 2013 as compared to the six months ended February 29, 2012. The Company added one sales office in the latter half of fiscal 2012. This office contributed to sales in the first half of the current fiscal year ending August 31, 2013, but not in the first half of fiscal 2012.

Rental Income and Gross Profit ($ in thousands)

	Six Months Ended		$	%
	February 28, 2013	February 29, 2012	Change	Change

Rental revenue	$338	$623	$(285)	(45.7)%
Cost of rental operations	187	293	(106)	(36.2)
Gross profit	$151	$330	$(179)
Gross profit %	44.7%	53.0%		(8.3)%

Rental revenue and the related cost of rental operations decreased from the six months ended February 29, 2012 to February 28, 2013 due primarily to the vacancy in one of the Company’s buildings at its Sylmar Properties. The departing tenant was replaced in the second quarter at a lower monthly rent than the previous tenant.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended			%
	February 28, 2013	February 28, 2012	$ Change	Change

Selling, general and administrative expenses	$14,610	$13,324	$1,286	9.7%
Percent of distribution sales	25.4%	25.0%		0.4%

SG&A in the six months ended February 28, 2013 increased from the six months ended February 29, 2012 largely due to increased salaries and salaries related expenses as the Company increased sales headcount 8% in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.

Non-operating Income (Expense) ($ in thousands)

	Six Months Ended		$	%
	February 28, 2013	February 29, 2012	Change	Change
Other income (expense):
(Loss) gain on sale of trading securities	$(78)	$62	$(140)	(225.8)%
Unrealized (loss) gain on trading securities	(41)	285	(326)	(143.9)
Gain on asset disposal	540	—	540	100.0
Interest expense, net	(333)	(359)	26	7.2
Other income (expense), net	$88	$(12)	$100
Other income (expense), net as a percent of distribution sales	0.2%	0.0%		0.2%

During the six months ended February 28, 2013, the Company recognized approximately $119,000 in net realized and unrealized losses. The Company experienced net realized and unrealized gains of approximately $347,000 during the six months ended February 29, 2012. Losses in the current period were due to decreases in the value of the Company’s holdings, primarily as a result of short positions. Gains in the prior period were due to increases in the value of the Company’s holdings and its investment strategy throughout that period.

Income Tax Provision ($ in thousands)

	Six Months Ended		$	%
	February 28, 2013	February 29, 2012	Change	Change

Income tax provision	$601	$450	$151	33.6%
Percent of pre-tax net income	37.0%	30.4%		6.6%

The provision for income taxes increased by approximately $151,000 in the six months ended February 28, 2013 over the prior year period, which primarily resulted from higher pre-tax income and an increase in the valuation allowance recognized in the current period as compared to the prior year period.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.29% and 0.43% for the 90 day LIBOR at February 28, 2013 and August 31, 2012, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at February 28, 2013 and August 31, 2012). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2014. The amounts outstanding under this line of credit as of February 28, 2013 and August 31, 2012 were approximately $8,184,000 and $7,450,000, respectively. Availability under the line of credit was approximately $1,816,000 and $2,550,000 at February 28, 2013 and August 31, 2012, respectively. The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2013 and August 31, 2012, the Company was in compliance with all such covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The proceeds of the loan were used to pay down the Company’s line of credit. The term loan is for two years and bears interest at the bank’s reference rate (3.25% at February 28, 2013 and August 31, 2012). As of February 28, 2013, the outstanding balance of the term loan was approximately $43,000. The outstanding balance on this loan was repaid in full in March 2013.

In October 2002, the Company refinanced with GE Capital the Orange Park Property.  The loan requires monthly principal and interest payments totaling $10,400. Interest is at the thirty-day LIBOR rate plus 3.75% (minimum interest rate of 7.34%). The loan is due December 2016. As of February 28, 2013, the outstanding balance due under the Company’s loan with GE Capital was approximately $406,000. Such loan was reclassified as liabilities of assets held for sale on the accompanying consolidated balance sheets as of February 28, 2013 and August 31, 2012.

On November 9, 2007, the Company completed the refinance of the Sylmar Properties in exchange for a note in the amount of $5,875,000 from Community Bank.   The loan requires monthly principal and interest payments totaling $39,658. Interest is fixed at 6% per annum. As of February 28, 2013, the outstanding balance due on the loan to Community Bank was approximately $5,183,000.

During 2008, the Company purchased and financed the Brooksville Property with Zion’s Bank receiving cash of approximately $1,200,000 and a mortgage for that amount. The mortgage is for 20 years at an interest rate of 6.65% per annum and requires monthly principal and interest payments totaling $8,402. The outstanding balance of the loan at February 28, 2013 was approximately $1,102,000. Such loan was reclassified as liabilities of assets held for sale on the accompanying consolidated balance sheets as of February 28, 2013 and August 31, 2012.

The Company’s Rental Real Estate Operations are funded primarily by rents received from the tenants of its rental properties. Any cash requirements in excess of the rental income required by the Rental Real Estate Operations have historically been funded by borrowings from Bisco. These borrowings and related interest have been eliminated in the accompanying condensed consolidated financial statements.

Cash Flows from Operating Activities

Cash provided by operating activities was approximately $201,000 for the six months ended February 28, 2013 as compared with cash used of approximately $884,000 for the six months ended February 29, 2012. The current period provision of cash was mainly due to current period net income and an increase in the Company’s accrued expenses and a decrease in the Company’s deferred tax asset. This was offset by increase in the Company’s inventory in the first half of fiscal 2013. The prior year use was also due to an increase in accounts receivable and a decrease in accrued expenses. These amounts were offset by net income in the first half of fiscal 2012.

Cash Flows from Investing Activities

Cash used in investing activities was approximately $52,000 for the six months ended February 28, 2013 as compared with cash provided by investing activities of approximately $356,000 for the six months ended February 29, 2012. The current period decrease was due primarily to increased purchases of marketable securities and an increase in restricted cash requirements related to short sales by the Company in the current period. This was offset from the proceeds received by the sale of the short positions and the cash received on the sale of the Deland Property. This amount was offset by the increase in the Company’s short positions resulting in no net effect on investing cash flows. The cash provided by investing activities during the six months ended February 29, 2012 cash provided was primarily due to the sale of the Company’s marketable securities including cash proceeds from the Company’s short positions.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended February 28, 2013 was approximately $1,019,000 as compared with cash provided by financing activities of approximately $1,048,000 for the six months ended February 29, 2012. Cash used in financing activities consisted mainly of paying down the Company’s long-term debt. This was offset by cash borrowed on the Company’s revolving credit facility. The cash provided by financing activities for the six months ended February 29, 2012 was due mainly to the Company’s borrowing on the revolving credit facility and an increase in the Company’s bank overdraft.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings or the issuance of debt.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 as filed with the SEC on November 26, 2012.

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

As a result of the recent economic downturn and continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Our Distribution Operations sales are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, the significant weakening of economic conditions on a global scale has caused some of our customers to experience a slowdown that has had adverse effects on our sales and operating results and may continue to impact future revenues. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

If we fail to maintain an effective system of internal controls over financial reporting or experience material weaknesses in our system of internal controls, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.

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

Furthermore, Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal control over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. As a smaller reporting company, we were exempt from the annual auditor attestation requirement regarding our internal control over financial reporting for our most recently completed fiscal year; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, we cannot assure you that our independent registered public accounting firm will conclude that our internal control over financial reporting is effective.

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

Substantially all of the agreements we have with our suppliers, including our authorized distributor agreements, are terminable with little or no notice to us and without any penalty. Suppliers that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other distributors or channels. Any termination, interruption or adverse modification of our relationship with a key supplier or a significant number of other suppliers would likely adversely affect our operating income, cash flow and future prospects.

The competitive pressures we face could have a material adverse effect on our business.

The market for our products and services is very competitive. We compete for customers with other distributors, as well as with many of our suppliers. A failure to maintain and enhance our competitive position could adversely affect our business and prospects. Furthermore, our efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus adversely impact our, overall profitability. Some of our competitors may have greater financial, personnel, capacity and other resources or a more extensive customer base than we do.

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

Our new sales offices do not typically achieve operating results comparable to our existing offices until after several quarters or even years of operation. The added expenses relating to payroll, occupancy, and transportation costs can impact our ability to leverage earnings. In addition, offices in new geographic areas face additional challenges to achieving profitability. In new markets, we have less familiarity with local customer preferences and customers in these markets are less familiar with our name and capabilities. Entry into new markets may also bring us into competition with new, unfamiliar competitors. These challenges associated with opening new offices in new markets may have an adverse effect on our business and future operating results.

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

Glen Ceiley, our Chairman and CEO, owns approximately 99% of our outstanding voting stock. As such, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of February 28, 2013, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 65,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. In addition, the low volume of sales of our common stock could make it difficult for investors to sell their shares in the future.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

The following exhibits are filed as part of this report on Form 10-Q.

No.	Exhibit

10.1	Purchase Agreement effective January 10, 2013 by and between EACO Corporation and Chens Family Investments, LLC or assigns
10.2	Promissory Note dated January 25, 2013 executed by Hao & Han, LLC in favor of EACO Corporation, and the related Personal Guaranty Agreements by Rui Zhu Zheng and Min Chen
10.3	Mortgage and Security Agreement dated January 25, 2013 executed by Hao & Han, LLC in favor of EACO Corporation
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: April 15, 2013	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Bains
Michael Bains
Controller and Assistant Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

10.1	Purchase Agreement effective January 10, 2013 by and between EACO Corporation and Chens Family Investments, LLC or assigns
10.2	Promissory Note dated January 25, 2013 executed by Hao & Han, LLC in favor of EACO Corporation, and the related Personal Guaranty Agreements by Rui Zhu Zheng and Min Chen
10.3	Mortgage and Security Agreement dated January 25, 2013 executed by Hao & Han, LLC in favor of EACO Corporation
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

