Form 10-Q
period 2013-05-31
EACO CORP
filed 2013-07-15
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 12, 2013, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Distribution sales	$31,124	$30,019	$88,566	$83,283
Cost of goods sold	22,273	21,417	63,719	60,197
Gross profit from distribution operations	8,851	8,602	24,847	23,086

Rental revenue	244	314	582	937
Cost of rental operations	132	188	319	481
Gross profit from rental operations	112	126	263	456

Operating expenses:
Selling, general and administrative expenses	7,708	6,826	22,318	20,150
Total operating expenses	7,708	6,826	22,318	20,150
Income from operations	1,255	1,902	2,792	3,392

Non-operating income (expense):
(Loss) gain on sale of trading securities	64	(17)	(14)	45
Unrealized gain (loss) on trading securities	21	68	(20)	353
Gain on sale of asset	240	--	780	--
Interest expense, net	(158)	(185)	(491)	(544)
Total non-operating income (expense)	167	(134)	255	(146)
Net income before income taxes	1,422	1,768	3,047	3,246
Provision for income taxes	138	811	739	1,261
Net income	1,284	957	2,308	1,985
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)

Net income attributable to common shareholders	$1,265	$938	$2,251	$1,928

Basic and diluted earnings per share	$0.26	$0.19	$0.46	$0.40

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to condensed consolidated financial statements.

F-2

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net income	$1,284	$957	$2,308	$1,985
Other comprehensive income (loss), net of tax:
Foreign translation gain (loss)	68	(42)	224	(72)

Total comprehensive income	$1,352	$915	$2,532	$1,913

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	May 31, 2013	August 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,481	$2,568
Restricted cash, current	619	--
Trade accounts receivable, net	13,442	13,972
Inventory, net	13,686	12,189
Marketable securities, trading	126	197
Prepaid expenses and other current assets	433	464
Assets held for sale	339	2,016
Deferred tax asset, current	290	290
Total current assets	31,416	31,696

Non-current Assets:
Restricted cash, non-current	549	548
Real estate properties held for leasing, net	7,322	7,758
Equipment and leasehold improvements, net	1,369	1,106
Deferred tax asset	1,441	2,111
Other assets, principally deferred charges, net of accumulated amortization	1,025	1,110
Total assets	$43,122	$44,329

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$8,598	$9,519
Accrued expenses and other current liabilities	1,921	2,482
Securities sold short, at fair value	619	--
Liabilities of discontinued operations – short-term	146	146
Liabilities of assets held for sale	394	1,568
Current portion of long-term debt	159	463
Total current liabilities	11,837	14,178

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,456	2,567
Deposit liability	87	147
Long-term debt	11,374	12,544
Total liabilities	25,754	29,436

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	703	478
Retained earnings	4,237	1,987
Total shareholders’ equity	17,368	14,893
Total liabilities and shareholders’ equity	$43,122	$44,329

See accompanying notes to condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2013	2012

Operating activities:
Net income	$2,308	$1,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	464	638
Bad debt expense	58	111
Change in inventory reserve	(62)	(66)
Gain on sale of property	(780)	--
Net loss (gain) on trading securities	34	(398)
Decrease (increase) in:
Trade accounts receivable	472	(1,656)
Inventory	(1,435)	(751)
Prepaid expenses and other assets	83	(3)
Deferred tax asset	670	867
(Decrease) increase in:
Trade accounts payable	(829)	759
Accrued expenses and other current liabilities	(561)	(287)
Deposit liability	(60)	--
Liabilities of discontinued operations	(111)	(120)
Net cash provided by operating activities	251	1,079

Investing activities:
Purchase of property and equipment	(631)	(347)
Sale of marketable securities, trading	37	1,023
Proceeds from securities sold short	619	637
Proceeds from sale of property	2,830	--
Increase in restricted cash	(620)	(553)
Net cash provided by investing activities	2,235	760

Financing activities:
Net (payments) borrowings on revolving credit facility	(985)	100
Change in bank overdraft	(92)	1,261
Preferred dividend	(57)	(57)
Payments on long-term debt	(1,663)	(583)
Net cash (used in) provided by financing activities	(2,797)	721
Effect of foreign currency exchange rate changes on cash and cash equivalents	224	(72)
Net (decrease) increase in cash and cash equivalents	(87)	2,488

Cash and cash equivalents - beginning of period	2,568	1,368
Cash and cash equivalents - end of period	$2,481	$3,856

Supplemental disclosures of cash flow information:
Cash paid for interest	$512	$564

Cash paid for taxes	$196	$451

Supplemental disclosures of noncash investing and financing activities:
Note receivable issued in connection with sale of real estate properties	$350	$--

See accompanying notes to condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

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

On March 24, 2010, EACO completed the acquisition of Bisco Industries, Inc. (“Bisco”), a company under the common control of EACO’s majority shareholder (Glen F. Ceiley). Bisco is a distributor of electronic components and fasteners with 44 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. The condensed consolidated balance sheet as of August 31, 2012 and related disclosures in this report were derived from the audited consolidated financial statements as of August 31, 2012. Operating results for the three and nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Subsequent Events

Management has evaluated events subsequent to May 31, 2013 through the date that these condensed consolidated financial statements are being filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Note 2. Significant Accounting Policies

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged two irrevocable letters of credit totaling $2,713,000 as of May 31, 2013 and $2,855,000 as of August 31, 2012. These letters were secured by certificates of deposits totaling approximately $549,000 and $548,000 at May 31, 2013 and August 31, 2012, respectively, and the Company’s two real estate properties in Sylmar, California (the “Sylmar Properties”).

The Company also has restricted cash of approximately $619,000 at May 31, 2013 on deposit with a securities brokerage firm, which relates to the potential liability for short sales of trading securities. There was no such restricted cash at August 31, 2012.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was approximately $197,000 and $273,000 at May 31, 2013 and August 31, 2012, respectively.

Inventories

Inventories consist of finished goods, primarily electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are reported net of a reserve for slow moving or obsolete items of approximately $910,000 and $972,000 at May 31, 2013 and August 31, 2012, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Revenue Recognition

For the Company’s distribution operations, the Company’s shipping terms are FOB shipping point. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured. Therefore, the Company generally recognizes revenue at the time of product shipment.

The Company leases its real estate properties to tenants under operating leases with terms generally exceeding one year.  Some of these leases contain scheduled rent increases.  We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.

Earnings Per Common Share

Basic earnings per common share for the three and nine months ended May 31, 2013 and 2012 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per common share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the respective periods. Potential common shares represent 40,000 shares of common stock issuable upon conversion of 36,000 shares of preferred stock.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (i.e. Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and nine months ended May 31, 2013 and 2012. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income. The average exchange rate for the three months ended May 31, 2013 and 2012 was $1.02 and $1.00 Canadian dollars for one U.S. dollar, respectively. The average exchange rate for the nine months ended May 31, 2013 and 2012 was $1.03 and $1.01 Canadian dollars for one U.S. dollar, respectively.

Concentrations

Net sales to customers outside the United States were approximately 7% for the nine months ended May 31, 2013 and 2012, and related accounts receivable were approximately 4% at May 31, 2013 and August 31, 2012, respectively.

No single entity accounted for more than 10% of revenues for the three months ended May 31, 2013 or 2012.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) . The objective of the amendments contained in ASU 2011-05 is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued ASU No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The adoption of this ASU has affected financial statement presentation only.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either (i) the 30, 60 or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.27% and 0.43% for the 90 day LIBOR at May 31, 2013 and August 31, 2012, respectively) plus 1.75% and/or (ii) the bank’s reference rate (3.25% at May 31, 2013 and August 31, 2012). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2015. The amounts outstanding under this line of credit as of May 31, 2013 and August 31, 2012 were approximately $6,465,000 and $7,450,000, respectively. Availability under the line of credit was approximately $3,535,000 and $2,550,000 at May 31, 2013 and August 31, 2012, respectively. The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2013 and August 31, 2012, the Company was in compliance with all such covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The term loan required monthly payments of $43,083 for two years and accrued interest at the bank’s reference rate (3.25% at May 31, 2013 and August 31, 2012). The outstanding balance on this loan was repaid in full in March 2013.

In October 2002, the Company refinanced and entered into a loan agreement with GE Capital for one restaurant property owned by the Company in Orange Park, Florida (the “Orange Park Property”).  The loan requires monthly principal and interest payments totaling $10,400 through December 2016. Interest is at the thirty-day LIBOR rate (.20% and .24% at May 31, 2013 and August 31, 2012, respectively) plus 3.75% (minimum interest rate of 7.34%). As of May 31, 2013, the outstanding balance due under the Company’s loan with GE Capital was approximately $394,000. Such loan was reclassified as liabilities of assets held for sale on the accompanying consolidated balance sheets as of May 31, 2013 and August 31, 2012 (See Note 7).

On November 9, 2007, the Company completed the refinance of the Sylmar Properties in exchange for a note in the amount of $5,875,000 from Community Bank.   The loan requires monthly principal and interest payments totaling $39,658 through December 2014. Interest is fixed at 6% per annum. As of May 31, 2013 and August 31, 2012, the outstanding balance due on the loan to Community Bank was approximately $5,068,000 and $5,252,000, respectively.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share attributable to common shareholders:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2013	2012	2013	2012

(In thousands, except share and per share information)

EPS:
Net income	$1,284	$957	$2,308	$1,985
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$1,265	$938	$2,251	$1,928

Earnings per common share – basic and diluted	$0.26	$0.19	$0.46	$0.40

For the three and nine months ended May 31, 2013 and 2012, 40,000 potential common shares have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority stockholder. During each of the three months ended May 31, 2013 and 2012, the Company incurred approximately $128,000 of expense related to these leases.

Note 6. Segment Reporting

The Company operates in two reportable business segments: Rental Real Estate Operations and Distribution Operations. The Distribution Operations are organized and operated as Bisco Industries, Inc., a wholly-owned subsidiary of the Company. Management evaluates performance based on gross margins, selling, general and administrative expenses. Management also reviews the returns on the rental real estate properties, inventory, accounts receivable and marketable securities (segment assets).

	For the Three Months Ended May 31, 2013			For the Three Months Ended May 31, 2012
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(in thousands)
Revenues	$244	$31,124	$31,368	$314	$30,019	$30,333
Cost of revenues	132	22,273	22,405	188	21,417	21,605
Gross profit	112	8,851	8,963	126	8,602	8,728
Selling, general and administrative expenses	54	7,654	7,708	92	6,734	6,826

	For the Nine Months Ended May 31, 2013			For the Nine Months Ended May 31, 2012
	Rental Real Estate	Distribution	Total	Rental Real Estate	Distribution	Total
	(in thousands)
Revenues	$582	$88,566	$89,148	$937	$83,283	$84,220
Cost of revenues	319	63,719	64,038	481	60,197	60,678
Gross profit	263	24,847	25,110	456	23,086	23,542
Selling, general and administrative expenses	134	22,184	22,318	275	19,875	20,150

Note 7. Real Estate Properties

On January 10, 2013, the Company entered into an agreement to sell the restaurant property in Deland, Florida (“Deland Property”) for $1,100,000.  The Company received $750,000 in cash and issued a two year note receivable at 7% interest payable in 24 installments on the remaining $350,000.  This transaction closed on January 25, 2013.  The sale of this property resulted in a net gain of approximately $540,000. The outstanding balance of the note receivable has been included on the accompanying balance sheets as other current assets and other assets.

In August 2012, the Company entered into an agreement with the tenant of the Brooksville Property to sell the property for $1,825,000. The transaction closed in April 2013. The sale of this property resulted in a net gain of approximately $240,000.

The Company has received multiple offers to purchase the property located in Orange Park, Florida. The property is actively listed and management has committed to sell the property. The carrying value of the property consisting of land, building and improvements was approximately $339,000 and was reclassified as assets held for sale on the accompanying consolidated balance sheets as of May 31, 2013 and August 31, 2012. The associated mortgage to GE Capital was reclassified to liabilities of assets held for sale at May 31, 2013 and August 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits and capital needs, as well as the planned sale of certain of our real estate properties. These statements are based on our current expectations, estimates and projections and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in general and administrative costs, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and relationships with suppliers, the willingness of GE Capital, Community Bank or other lenders to extend financing commitments and the availability of capital resources, repairs or similar expenditures required for existing properties due to weather or acts of God, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

EACO Corporation was organized under the laws of the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. The restaurant operations are presented as discontinued operations in the accompanying condensed consolidated financial statements. Since June 2005 until the acquisition of Bisco in March 2010, our operations have principally consisted of managing rental properties held for leasing in Florida and California. As a result of our March 2010 acquisition of Bisco, we currently operate in two reportable segments: the Rental Real Estate Operations segment, which consists of managing rental properties in Florida and California, and the Distribution Operations segment, which consists of Bisco’s electronic components and fastener distribution business, and is alternatively referred to in this report as the Bisco segment. Bisco is a distributor of electronic components and fasteners with 44 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. Revenues derived from the Bisco segment represented approximately 99% of the Company's total revenues for the three and nine months ended May 31, 2013 and the year ended August 31, 2012 and is expected to continue to represent the substantial majority of the Company’s total revenues for the foreseeable future.

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

Revenue Recognition

For the Company’s distribution operations, the Company’s shipping terms are FOB shipping point. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped (and installed when applicable), the sales price is fixed or determinable, and collectability is reasonably assured. Therefore, the Company generally recognizes revenue at the time of product shipment.

The Company leases its real estate properties to tenants under operating leases with terms generally exceeding one year.  Some of these leases contain scheduled rent increases.  We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease.

Liabilities of Discontinued Operations

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2012. No changes to the estimated liability were recorded during the three or nine months ended May 31, 2013 or 2012.

Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit or when future deductibility is uncertain. In accordance with Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes (“ASC 740”) the Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. ASC 740 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses and/or significant decreases in operations. As a result of the Company’s disposal, in June 2005, of significant business operations, management concluded that a valuation allowance should be recorded against certain federal and state tax credits. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

Results of Operations

Comparison of the Three Months Ended May 31, 2013 and 2012 (unaudited)

Distribution Sales and Gross Profit ($ in thousands)

	Three Months Ended May 31,		$	%
	2013	2012	Change	Change

Distribution sales	$31,124	$30,019	$1,105	3.7%
Cost of goods sold	22,273	21,417	856	4.0
Gross profit	$8,851	$8,602	$249
Gross profit %	28.4%	28.7%		0.3%

Distribution sales related to the Distribution Operations segment consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, and freight charges by the Company to its customers. The increase in distribution sales in the three months ended May 31, 2013 (“Q3 2013”) as compared to the prior year period was largely due to increased unit sales, resulting from an increase in sales headcount, growing from 296 salespeople at May 31, 2012 to 323 salespeople at May 31, 2013, a 9% increase.

Rental Income and Gross Profit ($ in thousands)

	Three Months Ended May 31		$	%
	2013	2012	Change	Change

Rental revenue	$244	$314	$(70)	(22.3)%
Cost of rental operations	132	188	(56)	(29.8)
Gross profit	$112	$126	$(14)
Gross profit %	45.9%	40.1%		(5.8)%

During the first quarter of the fiscal year ending August 31, 2013, the tenant leasing one of the Company’s Sylmar Properties exercised an early exit clause of the lease and vacated the premises. On December 1, 2012, the Company obtained a replacement tenant for the property. The replacement tenant pays a lower monthly rent than the previous tenant. In addition, the Company completed the sale of the Deland Property in January 2013 and the Brooksville Property in April 2013 resulting in a decrease in rental revenue from those two properties.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended May 31,			%
	2013	2012	$ Change	Change

Selling, general and administrative expenses	$7,708	$6,826	$882	12.9%
Percent of distribution sales	24.8%	22.7%		2.1%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs for the Distribution Operations. SG&A in Q3 2013 increased from Q3 2012 largely due to increased salaries and salary related expenses as the Company increased sales headcount by 27 employees, or 9%, in Q3 2013 as compared to Q3 2012. The sale of the Orange Park Property would similarly reduce our rental revenues further.

Non-Operating Income (Expense) ($ in thousands)

	Three Months Ended May 31,		$	%
Other income (expense):	2013	2012	Change	Change
(Loss) gain on sale of trading securities	$64	$(17)	$81	476.5%
Unrealized gain on trading securities	21	68	(47)	(69.1)
Gain on asset disposal	240	--	240	100.0
Interest expense, net	(158)	(185)	27	14.6
Other income (expense), net	$167	$(134)	$301
Other income (expense), net as a percent of distribution sales	0.5%	(0.4)%		0.9%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s line of credit and other long-term debt. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2013, the Company recognized approximately $85,000 in net realized and unrealized gain. The Company experienced net realized and unrealized gains of approximately $51,000 during Q3 2012. Gains in the current period were due to increases in the value of the Company’s holdings. Gains in the prior year quarter were primarily due to an increase in the value of several of the positions the Company was holding at that time. The gain on asset disposal was the result of the sale of the Brooksville Property in April 2013.

Income Tax Provision ($ in thousands)

	Three Months Ended May 31,		$	%
	2013	2012	Change	Change

Income tax provision	$138	$811	$(673)	(83.0)%
Percent of pre-tax net income	9.7%	45.9%		(36.2)%

The provision for income taxes decreased by approximately $673,000 in the three months ended May 31, 2013 over the prior year period. This was a result of the release of the Company’s reserves with regards to its California net operating losses. Prior to 2013, the State of California had suspended the use of carryover net operating losses being deducted from current year income. This has been reinstated in 2013 allowing the Company to recognize its California net operating loss assets.

The Company has used nearly all of its Federal net operating losses and anticipates those losses to be exhausted in the fiscal year ending August 31, 2014.

Comparison of the Nine Months Ended May 31, 2013 and 2012 (unaudited)

Distribution Sales and Gross Profit ($ in thousands)

	Nine Months Ended May 31,		$	%
	2013	2012	Change	Change

Distribution sales	$88,566	$83,283	$5,283	6.3%
Cost of goods sold	63,719	60,197	3,522	5.6
Gross profit	$24,847	$23,086	$1,761
Gross profit %	28.1%	27.7%		0.4%

Distribution sales related to the Distribution Operations segment increased in the nine months ended May 31, 2013 as compared to the prior year period largely due to increased unit sales, resulting from an increase in sales headcount of 9% in the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012. The Company added one sales office in the latter half of the fiscal year ended August 31, 2012 (“fiscal 2012”). This office contributed to sales in the first nine months of the current fiscal year ending August 31, 2013 (“fiscal 2013”), but not in the first nine months of fiscal 2012.

Rental Income and Gross Profit ($ in thousands)

	Nine Months Ended May 31,		$	%
	2013	2012	Change	Change

Rental revenue	$582	$937	$(355)	(37.9)%
Cost of rental operations	319	481	(162)	(33.7)
Gross profit	$263	$456	$(193)
Gross profit %	45.2%	48.7%		(3.5)%

Rental revenue and the related cost of rental operations decreased from the nine months ended May 31, 2012 to the nine months ended May 31, 2013 due primarily to the vacancy in one of the Company’s buildings at its Sylmar Properties. The departing tenant was replaced in the second quarter at a lower monthly rent than the previous tenant. In addition, the Company sold the Deland Property in January 2013 and the Brooksville Property in April 2013 resulting in a decrease in rental revenue from those two properties for the current year period.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended May 31,			%
	2013	2012	$ Change	Change

Selling, general and administrative expenses	$22,318	$20,150	$2,168	10.8%
Percent of distribution sales	25.2%	24.2%		1.0%

SG&A in the nine months ended May 31, 2013 increased from the nine months ended May 31, 2012 largely due to increased salaries and salary related expenses as the Company increased sales headcount by 9% in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012.

Non-Operating Income (Expense) ($ in thousands)

	Nine Months Ended May 31,		$	%
Other income (expense):	2013	2012	Change	Change
(Loss) gain on sale of trading securities	$(14)	$45	$(59)	(131.1)%
Unrealized (loss) gain on trading securities	(20)	353	(373)	(105.7)
Gain on asset disposal	780	--	780	100.0
Interest expense, net	(491)	(544)	(53)	(9.7)
Other income (expense), net	$255	$(146)	$401
Other income (expense), net as a percent of distribution sales	0.3%	(0.2)%		0.5%

During the nine months ended May 31, 2013, the Company recognized approximately $34,000 in net realized and unrealized losses on trading securities. The Company experienced net realized and unrealized gains on trading securities of approximately $398,000 during the nine months ended May 31, 2012. Losses in the current period were due to decreases in the value of the Company’s holdings, primarily as a result of short positions. Gains in the prior year period were due to increases in the value of the Company’s holdings and its investment strategy throughout that period. The gain on asset disposal was a result of the sale of the Deland and Brooksville Properties.

Income Tax Provision ($ in thousands)

	Nine Months Ended May 31,		$	%
	2013	2012	Change	Change

Income tax provision	$739	$1,261	$(522)	(41.4)%
Percent of pre-tax net income	24.3%	38.8%		(14.5)%

The provision for income taxes decreased by approximately $522,000 in the nine months ended May 31, 2013 over the prior year period. This was a result of the release of the Company’s reserves with regards to its California net operating losses. Prior to 2013, the State of California had suspended the use of carryover net operating losses being deducted from current year income. This has been reinstated in 2013 allowing the Company to recognize the California net operating loss assets.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either (i) the 30, 60 or 90 day LIBOR (0.27% and 0.43% for the 90 day LIBOR at May 31, 2013 and August 31, 2012, respectively) plus 1.75% and/or (ii) the bank’s reference rate (3.25% at May 31, 2013 and August 31, 2012). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2015. The amounts outstanding under this line of credit as of May 31, 2013 and August 31, 2012 were approximately $6,465,000 and $7,450,000, respectively. Availability under the line of credit was approximately $3,535,000 and $2,550,000 at May 31, 2013 and August 31, 2012, respectively. The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2013 and August 31, 2012, the Company was in compliance with all such covenants.

On March 10, 2011, the Company entered into a $1,000,000 term loan agreement with Community Bank. The term loan required monthly payments of $43,083 for two years and accrued interest at the bank’s reference rate (3.25% at May 31, 2013 and August 31, 2012). The outstanding balance on this loan was repaid in full in March 2013.

In October 2002, the Company refinanced and entered into a loan agreement with GE Capital for the Orange Park Property.  The loan requires monthly principal and interest payments totaling $10,400 through December 2016. Interest is at the thirty-day LIBOR rate plus 3.75% (minimum interest rate of 7.34%). As of May 31, 2013, the outstanding balance due under the Company’s loan with GE Capital was approximately $394,000. Such loan was reclassified as liabilities of assets held for sale on the accompanying consolidated balance sheets as of May 31, 2013 and August 31, 2012 (See Note 7).

On November 9, 2007, the Company completed the refinance of the Sylmar Properties in exchange for a note in the amount of $5,875,000 from Community Bank.   The loan requires monthly principal and interest payments totaling $39,658 through December 2014. Interest is fixed at 6% per annum. As of May 31, 2013, the outstanding balance due on the loan to Community Bank was approximately $5,066,000.

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

Cash Flows from Operating Activities

Cash provided by operating activities was approximately $251,000 for the nine months ended May 31, 2013 as compared with cash provided of approximately $1,079,000 for the nine months ended May 31, 2012. The current period provision of cash was mainly due to current period net income and an increase in the Company’s inventory and a decrease in the Company’s trade accounts payable. The prior year provision was due to the Company’s net income along with a decrease in the deferred tax asset and an increase in trade accounts payable. These amounts were offset by an increase in trade accounts receivable and inventory.

Cash Flows from Investing Activities

Cash provided by investing activities was approximately $2,235,000 for the nine months ended May 31, 2013 as compared with cash provided by investing activities of approximately $760,000 for the nine months ended May 31, 2012. The current period provision was due primarily to the sale of the Deland and Brooksville Properties. This was offset by the purchase of property and equipment by the Company, primarily for newly renovated office space at the Company’s corporate headquarters in Anaheim, CA. The cash provided by investing activities during the nine months ended May 31, 2012 was primarily due to the sale of the Company’s marketable securities including cash proceeds from the Company’s short positions.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended May 31, 2013 was approximately $2,797,000 as compared with cash provided by financing activities of approximately $721,000 for the nine months ended May 31, 2012. Cash used in financing activities in the current period consisted mainly of paying down the Company’s long-term debt. The cash provided by financing activities for the nine months ended May 31, 2012 was due mainly to an increase in the Company’s bank overdraft due to a higher amount of outstanding checks at the period end.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 as filed with the SEC on November 26, 2012.

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

The market for our products and services is very competitive. We compete for customers with other distributors, as well as with many of our suppliers. A failure to maintain and enhance our competitive position could adversely affect our business and prospects. Furthermore, our efforts to compete in the marketplace could cause deterioration of gross profit margins and thus adversely impact our overall profitability. Some of our competitors may have greater financial, personnel, capacity and other resources or a more extensive customer base than we do.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new sales offices. Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office. Given the recent economic slowdown, we may not be able to open or grow new offices at our projected rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

Opening sales offices in new markets presents increased risks that may prevent us from being profitable in these new locations, and/or may adversely affect our operating results.

Our new sales offices may not achieve operating results comparable to our existing offices until after several quarters or even years of operation. The added expenses relating to payroll, occupancy, and transportation costs can impact our ability to leverage earnings. In addition, offices in new geographic areas face additional challenges to achieving profitability. In new markets, we have less familiarity with local customer preferences and customers in these markets are less familiar with our name and capabilities. Entry into new markets may also bring us into competition with new, unfamiliar competitors. These challenges associated with opening new offices in new markets may have an adverse effect on our business and future operating results.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of May 31, 2013, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 65,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. In addition, the low volume of sales of our common stock could make it difficult for investors to sell their shares in the future.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as part of this report on Form 10-Q.

No.	Exhibit

10.1	Change in Terms Agreement dated May 2, 2013 by and between Bisco Industries, Inc. and Community Bank.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: July 15, 2013	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Bains
Michael Bains
Controller and Assistant Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

10.1	Change in Terms Agreement dated May 2, 2013 by and between Bisco Industries, Inc. and Community Bank.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

