Form 10-K
period 2013-08-31
EACO CORP
filed 2013-11-29
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐  NO ☒

The aggregate market value of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the common stock on that date) held by non-affiliates of the registrant was approximately $250,000.

As of November 27, 2013, 4,861,590 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs.  Forward-looking statements are based on our current expectations, estimates and forecasts of future events and results and involve a number of risks and uncertainties that could cause actual results to differ materially including, among other things, the following: failure of facts to conform to management estimates and assumptions; economic conditions, including the recent recession and economic uncertainties; our ability to maintain an effective system of internal controls over financial reporting; potential losses from trading in securities; our ability to retain key personnel and relationships with suppliers; the willingness of Community Bank or other lenders to extend financing commitments and the availability of capital resources; and other risks identified from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements.  It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated.  As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

No forward-looking statements can be guaranteed and actual results may vary materially.  We undertake no obligation to update any forward-looking statement except as required by law, but investors are advised to consult any further disclosures by us in our filings with the SEC, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results.

PART I

Item 1.  Business

EACO Corporation (“EACO”) is a holding company, the primary asset of which is its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”).  Bisco is a distributor of electronic components and fasteners with 45 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Organization and Merger with Bisco Industries, Inc.

From its inception through June 2005, EACO operated restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants.  From June 2005 until the acquisition of Bisco, EACO’s operations principally consisted of managing five real estate properties held for leasing located in Florida and California.  On March 24, 2010, EACO completed the acquisition of Bisco, a company under the common control of Glen Ceiley, EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder.

EACO was incorporated in Florida in September 1985.  Bisco commenced operations in Illinois in 1973 and was incorporated in 1974. Bisco’s principal executive offices are located at 1500 N. Lakeview Avenue, Anaheim, California 92807, which also serves as the principal executive offices of EACO.  EACO’s website address is www.eacocorp.com and Bisco’s website address is www.biscoind.com. The inclusion of these website addresses in this annual report does not include or incorporate by reference into this annual report any information on or accessible through the websites.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market.  As of August 31, 2013, Bisco had more than 11,700 active customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the year ended August 31, 2013. For the fiscal years ended August 31, 2013 and 2012, Bisco’s top 20 customers represented in the aggregate approximately 11% and 12%, respectively, of Bisco’s distribution sales.

Bisco generally sells its products through its sales representatives in its 45 sales offices located in the United States and Canada. Customers can also place orders through Bisco’s website. Bisco currently maintains six distribution centers located in Anaheim and San Jose, California; Dallas, Texas; Chicago, Illinois; Boston, Massachusetts and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s salespersons with online, real-time data regarding inventory levels throughout Bisco and facilitates control of purchasing, shipping and billing. Bisco generally ships products to customers from one of its six distribution centers, based on the geographic proximity and the availability of the ordered products.

Bisco sells its products primarily in the United States and Canada. Bisco’s international sales represented 7% of its distribution sales for each of the fiscal years ended August 31, 2013 and 2012, respectively. Sales to customers in Canada accounted for approximately 56% and 52% of such international sales in each of those years, respectively.

Suppliers

As of August 31, 2013, Bisco offered the products of over 260 manufacturers and is an authorized distributor for more than 120 manufacturers. The authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does provide kitting and packaging services for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2013.

Real Estate Held for Leasing

At August 31, 2013, EACO owned a restaurant property located in Orange Park, Florida (the “Orange Park Property”) and an income producing real estate property held for investment in Sylmar, California (the “Sylmar Property”).  In January 2013, the Company sold its restaurant property located in Deland, Florida (the “Deland Property”) for $1,100,000.  In April 2013, the Company sold its restaurant property located in Brooksville, Florida (the “Brooksville Property”) for $1,730,000.  Subsequent to year end, the Company sold the Orange Park Property for $1,138,500 in October 2013.

Employees

As of August 31, 2013, the Company had 424 employees, all of which were full time and of which 328 were in sales and marketing and 96 were in management, administration and finance.

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

We have from time to time had material weaknesses in our internal controls over financial reporting due to deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of accounting principles generally accepted in the United States of America (“GAAP”) as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses, we may experience material weaknesses in the future and may fail to maintain a system of internal controls over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly (in accordance with GAAP) our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its loan agreements with Community Bank. As of August 31, 2013 and 2012, Bisco had outstanding $6,479,000 and $7,450,000, respectively, under its revolving credit agreement, which loan is secured by substantially all of Bisco’s assets and is guaranteed by Mr. Ceiley, our Chairman and CEO. The agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate the covenant in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Glen Ceiley, our Chairman and CEO, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new sales offices. Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office. Although we have opened two new offices during the year ended August 31, 2013, we may not be able to continue to open or grow new offices at our projected rates or hire the qualified sales personnel necessary to make such new offices successful.  Failure to do so could negatively impact our long-term growth and market share.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of August 31, 2013, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 65,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have 45 sales offices and six distribution centers located throughout the United States and in Canada.  Our corporate headquarters and one of our primary distribution centers are located in Anaheim, California in approximately 40,000 square feet of office and warehouse space.  We lease all of our properties, consisting of office and warehouse space, under leases generally having a term of three years. For additional information regarding our obligations under property leases, see Note 3 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

We also own and lease the following properties:

Locations	Description

Orange Park, FL(1)	Restaurant land and building. Leased to restaurant operator at August 31, 2013.
Sylmar, CA(2)	Two properties leased to industrial tenants.

(1) Property was subject to mortgage securing promissory note issued to GE Capital Franchise Finance Corporation (“GE Capital”).  In October 2013, we sold the Orange Park Property for $1,138,500 and paid off the mortgage.
(2) Property subject to mortgage securing promissory note issued to Community Bank.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company's common stock is quoted on the OTCQB operated by the OTC Markets Group Inc., and previously on the OTC Bulletin Board, under the trading symbol "EACO"; however, there is no established public trading market for the Company’s common stock.  As of November 1, 2013, there were 1,131 shareholders of record of the Company’s common stock, which excludes individuals holding shares in street names. The closing sale price of the Company's common stock on October 15, 2013, the most recent date on which a sale of our shares occurred, was  $3.48 per share.

The quarterly high and low sales information of the Company's common stock as quoted on such over-the-counter markets are set forth below.

	High	Low

Year Ended August 31, 2012
Quarter ended November 30, 2011	$2.00	$0.25
Quarter ended February 28, 2012	2.20	1.85
Quarter ended May 31, 2012	2.01	2.00
Quarter ended August 31, 2012	2.95	2.30

Year Ended August 31, 2013
Quarter ended November 30, 2012	2.95	2.35
Quarter ended February 28, 2013	2.56	2.34
Quarter ended May 31, 2013	2.89	2.50
Quarter ended August 31, 2013	3.56	2.89

As of August 31, 2013, the Company had no options outstanding under any equity compensation plans.  The Company did not grant or issue any unregistered shares during the year ended August 31, 2013.  The Company did not repurchase any of its own common stock during the year ended August 31, 2013.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Overview

From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. All the remaining activity from the restaurant operations is presented as discontinued operations in the accompanying consolidated financial statements. From June 2005 until the acquisition of Bisco in March 2010, our operations principally consisted of managing five real estate properties held for leasing in Florida and California. After the acquisition of Bisco and prior to the fiscal year ended August 31, 2013 (“fiscal 2013”), the Company had two reportable business segments: the Distribution segment, which consisted of the operations of Bisco and its subsidiary, and the Real Estate Rental segment, which consisted of managing the rental properties in Florida and California. For fiscal 2013, due to the sale by the Company of several of its rental properties, the Real Estate Rental segment represented less than 1% of the Company’s revenues. Accordingly, the Company no longer reports its financial results under two separate segments. The applicable financial results of the Real Estate Rental segment have been consolidated with the financial results of the Distribution segment for all periods presented in this report.

Critical Accounting Policies

Long-Lived Assets

Long-lived assets (principally real estate, equipment and leasehold improvements) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of the impairment review, real estate properties are reviewed on an asset-by-asset basis.  Recoverability of real estate property assets is measured by a comparison of the carrying amount of each operating property and related assets to future net cash flows expected to be generated by such assets.  For measuring recoverability of operating assets, long-lived assets are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

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

Impairment of Long Lived Assets

The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the purpose of the impairment review, assets are tested on an individual basis.  The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value. During the years ended August 31, 2013 and 2012, the Company did not record an impairment charge on its rental property assets.

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits.  The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The estimate is frequently reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations.  At each fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims.  An actuarial evaluation was obtained by the Company as of August 31, 2013 and 2012. The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when realization is reasonably assured.

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

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2013 and 2012

Revenues and Gross Margin(dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2013	2012	Change	Change

Revenues	$120,432	$114,634	$5,798	5.1%
Cost of revenues	86,600	82,664	(3,936)	(4.8)%
Gross profit	$33,832	$31,970	$1,862
Gross margin	28.1%	27.9%		0.2%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in fiscal 2013 compared to the year ended August 31, 2012 (“fiscal 2012”) was largely due to increased unit sales, resulting primarily from increases in the salesperson headcount and the number of Sales Focus Teams (“SFT”). The Company uses SFTs to focus on specific markets management has identified and believes that such focus contributes to increases in sales. The Company also increased the number of offices during the year, adding two new sales offices in Tennessee and Ohio, which also generally leads to increases in sales.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Year Ended August 31,			%
	2013	2012	$ Change	Change

Selling, general and administrative expense	$30,132	$27,648	$2,484	9.0%
Percent of sales	25.0%	24.1%		0.9%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs for the Company. SG&A expense in fiscal 2013 increased from fiscal 2012 due largely to increased headcount in sales employees and to a lesser extent to the opening of two new offices. As a percentage of distribution sales, SG&A increased as the Company increased the size of its sales staff with new hires, because those new hires generally do not contribute as much revenue during their first twelve months of employment as veteran sales staff.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
Other income (expense):	2013	2012	Change	Change
Realized gain on sales of marketable trading securities	$10	$287	$(277)	(96.5)%
Unrealized gain on marketable trading securities	5	207	(202)	(97.6)
Gain on sale of assets	730	—	730	100.0
Interest expense, net	(584)	(717)	133	18.5
Other income (expense), net	$161	$(223)	$384
Other income (expense), net as a percent of sales	0.1%	(0.2)%		0.3%

Other income (expense) includes income or losses on investments in short-term marketable equity securities of other publicly-held domestic corporations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to improve return. During fiscal 2012, the Company recognized $494,000 in net realized and unrealized gains, which gains were primarily due to long positions the Company was holding during a time of a general market increase. The Company experienced net realized and unrealized gains from trading securities of $15,000 during fiscal 2013, due mainly to holding short positions during the year at a time of a general market increase.

For fiscal 2013, the other income (expense) also included the gain realized from the sale of the Brooksville Property and the Deland Property in January 2013 and April 2013, respectively, resulting in a total gain of $730,000.

In addition, the Company saw a decrease in its interest expense in fiscal 2013 compared to fiscal 2012 due to the pay off of the Brooksville mortgage as part of the Brooksville Property sale and a decrease in the amounts outstanding under the Company’s line of credit due to the cash generated in operations during fiscal 2013.

Income Tax Provision (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2013	2012	Change	Change

Income tax provision	$1,309	$1,679	$(370)	(22.0)%
Effective tax rate	33.9%	41.0%		(7.1)%

The provision for income taxes decreased by $370,000 in fiscal 2013 as compared to fiscal 2012, which was primarily due to the Company’s income from operations being $622,000 lower in fiscal 2013 than in fiscal 2012. The Company’s gain on the sale of the Brooksville Property and Deland Property will be offset against the Company’s capital loss carry-forwards, resulting in a lower effective tax rate in fiscal 2013 than in fiscal 2012.

Liquidity and Capital Resources

The Company has historically been funded from positive cash flow from its operations. In addition, the Company has a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60 or 90 day LIBOR (the 90 day LIBOR at August 31, 2013 and 2012 was 0.26% and 0.44%, respectively) plus 1.75% or the bank’s reference rate (3.25% at August 31, 2013 and 2012). Borrowings are secured by substantially all assets of the Company and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The credit agreement, as amended in March 2013, expires in March 2015. The amount outstanding under this line of credit as of August 31, 2013 and 2012 was $6,479,000 and $7,450,000, respectively. Availability under the line of credit was $3,521,000 and $2,550,000 at August 31, 2013 and 2012, respectively. The Company also had a term loan with Community Bank that was due and paid in full in March 2013. The loan accrued interest at the bank’s reference rate and was secured by substantially all assets of the Company and guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The balance due under the term loan was $0 and $299,000 at August 31, 2013 and 2012, respectively.

The Company had one mortgage of $362,000 related to its Orange Park Property with GE Capital at August 31, 2013, which was paid off in October 2013 in connection with the sale of the Orange Park Property.

Cash Flows from Operating Activities

During the year ended August 31, 2013, the Company generated $680,000 in net cash from its operating activities. This was due mainly to income before depreciation in fiscal 2013. This was offset in part by increases in inventory as a result of the Company’s increase in sales in fiscal 2013 as compared to fiscal 2012.

During the year ended August 31, 2012, the Company generated $2,889,000 in net cash from its operating activities. This was due mainly to net income in fiscal 2012 and an increase in accounts payable in fiscal 2012 resulting from extending credit terms and checks held at the end of the period and from the use of the Company’s deferred tax asset. These were offset in part by increases in inventory and accounts receivable as a result of the Company’s increase in sales in fiscal 2012.

Cash Flows from Investing Activities

Net cash flow provided by investing activities was $891,000 for the year ended August 31, 2013. This was primarily due to the Company’s disposition of the Brooksville Property and Deland Property in fiscal 2013, resulting in net cash of $579,000 and $650,000, respectively, plus $350,000 of the sale price of the Deland Property paid with a promissory note. This increase was offset in part by the Company’s purchase of property and equipment, which consisted primarily of computer equipment and leasehold improvements, and the Company’s purchase of a number of securities at the end of fiscal 2013.

Net cash flow provided by investing activities was $700,000 for the year ended August 31, 2012. This was primarily due to the Company’s disposition of trading securities near the end of fiscal 2012. This was offset by the Company’s purchase of property and equipment, which consisted primarily of computer equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash used in financing activities for the year ended August 31, 2013 was $2,974,000 mainly due to the Company’s net payments during the year on its revolving credit facility. Additionally, the Company repaid the mortgage related to the Brooksville Property as part of the sale of that property in fiscal 2013.

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

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings from banks.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that debt agreements and obligations under capital leases are recorded as liabilities in the accompanying balance sheets while obligations under operating leases are disclosed in the Notes to the accompanying consolidated financial statements.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)        Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were effective as of August 31, 2013.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework.” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2013.

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

(c)       Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Effective August 7, 2013, the Company entered into a Purchase Agreement to sell the Orange Park Property to WINLEE Property, Inc.  The agreement was amended on August 24, 2013 and September 26, 2013 and, as amended, provides for the sale of the Orange Park Property for a price of $1,138,500, subject to certain financing, inspection and other contingencies. The transaction closed on October 17, 2013, and the Company paid off the mortgage of $362,000 held by GE Capital and paid commissions to the Company’s broker of $82,500 from the net proceeds.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of November 1, 2013, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that the person should serve on the Board.

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

Glen F. Ceiley, 67, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of the Company since 1998. As the founder of Bisco with over 39 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry and growth and development of the Company.

Stephen Catanzaro, 60, has served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, since April 2004. Prior to that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco. Mr. Catanzaro has served as a director of the Company since 1999. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee.

Jay Conzen, 67, has served as the President of Old Fashioned Kitchen, Inc., a national food distributor, since April 2003 and as a Director since 2011. Prior to that, from October 1992 to April 2003, Mr. Conzen was the principal of Jay Conzen Investments, an investment advisor. Mr. Conzen also served as a consultant to EACO from August 1999 until January 2001 and from October 2001 to April 2003. Mr. Conzen has served as a director of the Company since 1998. Having served as an executive officer of several companies, Mr. Conzen offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by businesses. He also served as a certified public accountant for a number of years.

William L. Means, 70, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of the Company since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Donald S. Wagner, 51, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco from November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the Defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Bains, 44, has served as the Controller of EACO since March 2010 and as the Controller of Bisco since December 2004. Prior to joining Bisco, Mr. Bains worked as the Controller of several service companies and as an accountant in a number of public accounting firms. He is a Certified Public Accountant and holds a B.S. degree in Accounting from Loyola Marymount University.

Zach Ceiley, 33, has served as the Vice President of Sales and Marketing of Bisco since September 2012. Prior to such promotion, Mr. Ceiley was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communication from the University of Colorado.
Zach Ceiley, the Vice President of Sales and Marketing of Bisco, is the son of Glen Ceiley, EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain officers of the Company and its directors, and persons who beneficially own more than ten percent of any registered class of the Company’s equity securities, to file reports of ownership in such securities and changes in ownership in such securities with the SEC. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates. For the year ended August 31, 2013, Form 4 filings for Mr. Ceiley for the following sales of shares held in the Bisco Industries, Inc. Profit Sharing and Savings Plan were not filed within two business days of such sales: (i) sale of 1,250 shares on November 12, 2012 and (ii) sale of 401 shares on February 14, 2013.

Based solely on a review of the reports and written representations provided to the Company by the above referenced persons, the Company believes that, with respect to the year ended August 31, 2013, except as indicated in the foregoing sentence, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were timely satisfied.

Code of Ethical Conduct

The Company has adopted a code of ethics applicable to the Company’s senior executive and financial officers.  You may receive, without charge, a copy of the Financial Code of Ethical Conduct by contacting our Corporate Secretary at 1500 N. Lakeview Avenue, Anaheim, California 92807.

Audit Committee

The Audit Committee’s basic functions are to assist the Board in discharging its fiduciary responsibilities to the shareholders and the investment community in the preservation of the integrity of the financial information published by the Company, to maintain free and open means of communication between the Company’s directors, independent auditors and financial management, and to ensure the independence of the independent auditors.  The Board has adopted a written charter for the Audit Committee which is attached as Annex A to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, as filed with the SEC on April 8, 2013.  The Audit Committee charter is not available on the Company’s website.  Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means. As indicated in Item 13 below, the Board has determined that both Messrs. Catanzaro and Conzen are independent as defined by the NASDAQ Stock Market’s Marketplace Rules. The Board has identified Mr. Conzen as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Item 11.  Executive Compensation

The Executive Compensation Committee (the “Committee”) is responsible for establishing the salary and annual bonuses paid to executive officers of EACO and administering EACO’s equity incentive plans, if any, including granting stock options to officers and employees of EACO. The Committee has not adopted a formal charter. The current members of the Committee are Messrs. Glen Ceiley and William Means.

The officers of EACO are Mr. Ceiley, the Chief Executive Officer, and Mr. Michael Bains, the Controller. Due to the nature of EACO’s operations and related financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary and no such compensation was provided to Mr. Ceiley or Mr. Bains during fiscal 2013 and fiscal 2012. However, both of them receive compensation from Bisco for their services to Bisco.

All compensation for the named executive officers for fiscal 2013 and fiscal 2012 were paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Bisco currently does not pay bonuses or other incentive compensation to the named executive officers.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2013 and fiscal 2012 by (i) our Chief Executive Officer, (ii) our Controller and (iii) two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2013 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

Name and Principal			All Other
Position	Fiscal Year	Salary	Compensation	Total

Glen F. Ceiley,	2013	$334,783	$—	$334,783
Chief Executive Officer and	2012	334,783	—	334,783
Chairman of the Board of EACO and Bisco
Donald Wagner,	2013	216,202	—	216,202
President of Bisco	2012	209,431	—	209,431
Zachary Ceiley, Vice President	2013	142,422	—	142,422
of Sales and Marketing of Bisco (1)
Michael Bains, Controller of EACO and Bisco	2013	153,948	—	153,948
	2012	155,348	—	155,348

(1)
Zachary Ceiley was promoted to the position of Vice President of Sales and Marketing of Bisco in September 2012 and was not a named executive officer prior to such promotion. Accordingly, only compensation information with respect to fiscal 2013 is provided.

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2013 to any named executive officer and no outstanding equity awards were held by the named executive officers at August 31, 2013.

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

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2013. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

	Fees Earned or	All Other
Director	Paid in Cash	Compensation		Total
Stephen Catanzaro	$12,000	$—		$12,000
Jay Conzen	12,000	—		12,000
William Means	12,000	2,600	(1)	14,600

(1)	Consists of fees paid to Mr. Means for IT consulting services..

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of November 1, 2013 (i) by each shareholder known to the Company to own, more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares of
Name and Address of	Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)

Stephen Catanzaro	765	*
Glen F. Ceiley(3)	4,830,560	98.6%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	140	*
Michael Bains	—	—
All executive officers and directors as a group (7 persons)(3)	4,831,787	98.6%

*	Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Avenue, Anaheim, CA 92807.

(2)	Based on 4,861,590 shares outstanding as of November 1, 2013.

(3)
Includes (i) 4,775,895 shares held directly by Mr. Ceiley; (ii) 6,000 shares held by Mr. Ceiley’s wife; (iii) 6,398 shares held by the Bisco Industries Profit Sharing and Savings Plan (the “Bisco Plan”); (iv) 2,267 shares held in his IRA; and (v) 40,000 shares issuable upon conversion of the 36,000 shares of Series A Cumulative Convertible Preferred Stock (not including any dividends accrued but not yet paid) held by Mr. Ceiley. Mr. Ceiley has the sole power to vote and dispose of the shares of common stock he owns individually and the shares owned by the Bisco Plan. Mr. Ceiley is the Chief Executive Officer and the sole director of Bisco. Mr. Ceiley disclaims beneficial ownership of the shares held by the Bisco Plan except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Since September 1, 2011, except as described below or under Item 11 (Executive Compensation), there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Company leases three buildings under operating lease agreements from its CEO and majority shareholder, Glen Ceiley. During the years ended August 31, 2013 and 2012, the Company paid approximately $592,000 and $548,000, respectively, in rent with respect to these leases.

Director Independence

The Company’s Board consists of the following directors: Stephen Catanzaro, Glen Ceiley, Jay Conzen and William L. Means. The Board has determined that three of its four directors, Stephen Catanzaro, Jay Conzen and William L. Means, are independent as defined by the NASDAQ Stock Market’s Marketplace Rules.  In addition to such rules, the Board considered transactions and relationships between each director (and his immediate family) and the Company to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.  As a result, the Board determined that Mr. Ceiley is not independent, as he is an employee of Bisco and member of Bisco’s steering committee.  Bisco’s steering committee handles the day to day operations of the Company, and Mr. Ceiley has been intimately involved with decision-making that directly affects the financial statements of the Company.

Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means.

Item 14.  Principal Accounting Fees and Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2013 and fiscal 2012, the Audit Committee pre-approved all services performed for the Company by the auditor.

Audit Fees

The aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), the Company’s independent accounting firm for the years ended August 31, 2013 and 2012 for professional services rendered for the audit of such financial statements and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2013 and 2012 were $170,000 and $165,000, respectively.

Audit-Related Fees

The Company was not billed any audit-related fees by Squar Milner for the years ended August 31, 2013 and 2012.

Tax Fees

The Company was not billed any fees by Squar Milner for the years ended August 31, 2013 and 2012 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

The Company was not billed any fees by Squar Milner for the years ended August 31, 2013 and 2012 for products and services provided to the Company, other than for the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The financial statements listed below and commencing on the pages indicated are incorporated herein by reference and filed as part of this report on Form 10-K.

(b) The exhibits listed in the accompanying “Exhibit Index” immediately following the financial statements are filed herewith or incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EACO Corporation

November 29, 2013	/s/ Glen Ceiley
By: Glen Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/29/13
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Bains	Controller (principal accounting officer)	11/29/13
Michael Bains

/s/ Steve Catanzaro	Director	11/29/13
Steve Catanzaro

/s/ Jay Conzen	Director	11/29/13
Jay Conzen

/s/ William Means	Director	11/29/13
William Means

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
EACO Corporation
Anaheim, California

We have audited the accompanying consolidated balance sheets of EACO Corporation and Subsidiaries (the “Company”) as of August 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EACO Corporation and Subsidiaries as of August 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda and Williamson, LLP

Newport Beach, California
November 29, 2013

EACO Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share information)

	August 31,	August 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,507	$2,568
Trade accounts receivable, net	14,438	13,972
Inventory, net	14,272	12,189
Marketable securities, trading	1,395	197
Prepaid expenses and other current assets	598	464
Assets held for sale	460	1,860
Deferred tax asset, current	21	290
Total current assets	32,691	31,540

Non-current Assets:
Restricted cash	548	548
Real estate properties held for leasing, net	7,283	7,914
Equipment and leasehold improvements, net	1,396	1,106
Deferred tax asset	1,712	2,111
Other assets, principally deferred charges, net of accumulated amortization	850	1,110
Total assets	$44,480	$44,329

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$9,315	$9,519
Accrued expenses and other current liabilities	2,880	2,482
Liabilities of discontinued operations – short-term	146	146
Liabilities of assets held for sale	362	1,575
Current portion of long-term debt	172	463
Total current liabilities	12,875	14,815

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,410	2,567
Deposit liability	87	147
Long-term debt	11,397	12,537
Total liabilities	26,769	29,436

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; authorized 10,000,000 shares; 36,000 shares outstanding at August 31, 2013 and 2012 (liquidation value $900)	1	1
Common stock, $0.01 par value per share; authorized 8,000,000 shares; 4,861,590 shares outstanding at August 31, 2013 and 2012	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	820	478
Retained earnings	4,463	1,987
Total shareholders’ equity	17,711	14,893
Total liabilities and shareholders’ equity	$44,480	$44,329

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended	Year Ended August
	August 31, 2013	31, 2012
Revenues	$120,432	$114,634
Cost of revenues	86,600	82,664
Gross margin	33,832	31,970

Operating expenses:
Selling, general and administrative expenses	30,132	27,648
Total operating expenses	30,132	27,648
Income from operations	3,700	4,322

Other non-operating income (expense):
Income on sale of trading securities	10	287
Unrealized gain on trading securities	5	207
Gain on sale of assets	730	–
Interest expense, net	(584)	(717)

Income before income taxes	3,861	4,099
Provision for income taxes	1,309	1,679
Net income	2,552	2,420

Cumulative preferred stock dividend	(76)	(76)

Net income available to common shareholders	$2,476	$2,344

Basic and diluted net income per share:	$0.51	$0.48

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

 See accompanying notes to consolidated financial statements.

F-3

EACO Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended	Year Ended
	August 31, 2013	August 31, 2012
Net income	$2,552	$2,420
Other comprehensive income (loss), net of tax:
Foreign translation gain (loss)	342	(76)

Total comprehensive income	$2,894	$2,344

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Years Ended August 31, 2013 and 2012
(in thousands, except share information)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Shareholder
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Equity
Balance, August 31, 2011	36,000	1	4,861,590	49	12,378	554	(376)	12,606

Preferred dividends							(57)	(57)
Net income							2,420	2,420
Comprehensive income:
Foreign translation loss						(76)		(76)
Comprehensive income								2,344
Balance, August 31, 2012	36,000	$1	4,861,590	$49	$12,378	$478	$1,987	$14,893

Preferred dividends							(76)	(76)
Net income							2,552	2,552
Comprehensive income:
Foreign translation gain						342		342
Comprehensive income								2,894
Balance, August 31, 2013	36,000	$1	4,861,590	$49	$12,378	$820	$4,463	$17,711

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended
	August 31,	August 31,
	2013	2012

Operating activities:
Net income	$2,552	$2,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	616	807
Bad debt expense	137	200
Change in inventory reserve	(48)	204
Gain on sale of assets	(730)	—
Net gain on trading securities	(15)	(494)
(Increase) decrease in:
Trade accounts receivable	(602)	(1,824)
Inventory	(2,035)	(1,004)
Prepaid expenses and other assets	(93)	(124)
Deferred tax asset	667	1,284
Increase (decrease) in:
Trade accounts payable	50	1,405
Accrued expenses and other current liabilities	398	157
Deposit liability	(60)	—
Liabilities of discontinued operations	(157)	(142)
Net cash provided by operating activities	680	2,889

Investing activities:
Purchase of property and equipment	(756)	(573)
(Purchase) sale of trading securities	(1,183)	1,189
Proceeds from sale of assets	2,830	—
Change in restricted cash	—	84
Net cash provided by investing activities	891	700

Financing activities:
Net payments on revolving credit facility	(971)	(1,050)
Bank overdraft	(254)	(427)
Payment of preferred dividend	(76)	(57)
Payments on long-term debt	(1,673)	(779)
Net cash used in financing activities	(2,974)	(2,313)
Effect of foreign currency exchange rate changes on cash and cash equivalents	342	(76)
Net (decrease) increase in cash and cash equivalents	(1,061)	1,200

Cash and cash equivalents - beginning of period	2,568	1,368
Cash and cash equivalents - end of period	$1,507	$2,568

Supplemental disclosures of cash flow information:
Cash paid for interest	$815	$742
Cash paid for taxes	$276	$451
Supplemental disclosures of noncash investing and financing activities:
Note receivable issued in connection with sale of real estate properties	$350	$—

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013 and 2012

Note 1.  Organization and Basis of Presentation

EACO Corporation (“EACO”) is a holding company, the primary asset of which is its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”). Bisco is a distributor of electronic components and fasteners with 45 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Organization and Merger with Bisco Industries, Inc.

EACO was incorporated in the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants (the “Asset Sale”) including sixteen restaurant businesses, premises, equipment and other assets used in restaurant operations.   The only remaining activity of the restaurant operations relates to the workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets. After the Asset Sale and prior to the acquisition of Bisco (described below), EACO’s operations principally consisted of managing five real estate properties held for leasing located in Florida and California. On March 24, 2010, EACO completed the acquisition of Bisco Industries, Inc. (“Bisco”), a company under the common control of EACO’s majority shareholder (Glen Ceiley).

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

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged three irrevocable letters of credit totaling $2,855,000 as of August 31, 2012. In November 2012, the Division lowered the required collateral required by the Company to $2,713,000. These letters are secured by certificates of deposits, totaling $548,000 at August 31, 2013 and 2012, and the Sylmar Property.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $183,000 and $273,000 at August 31, 2013 and 2012, respectively.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $924,000 and $972,000 at August 31, 2013 and 2012, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Real Estate Properties Held for Leasing

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

Long-Lived Assets

Long-lived assets (principally real estate, equipment and leasehold improvements) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of the impairment review, real estate properties are reviewed on an asset-by-asset basis.  Recoverability of real estate property assets is measured by a comparison of the carrying amount of each operating property and related assets to future net cash flows expected to be generated by such assets.  For measuring recoverability of remaining assets, long-lived assets are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair values.

Marketable Securities, Trading

The Company invests in marketable trading securities which include long and short positions in equity securities. Short positions represent securities sold, not yet purchased. Short sales result in obligations to purchase securities at a later date.

These securities are stated at fair value, which is determined using the quoted closing or latest bid prices at each reporting date. Realized gains and losses on investment transactions are determined by the average cost method and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the market value of investment holdings during the period. At August 31, 2013 and 2012, marketable securities consisted of equity securities (including stock options) of publicly-held domestic companies.

As of August 31, 2013 and 2012, the Company had no outstanding short sale positions.

The Company recognized unrealized gains on trading securities of $5,000 and $207,000 for the years ended August 31, 2013 and 2012, respectively. The Company recognized realized gains on trading securities of $10,000 and $287,000 for the years ended August 31, 2013 and 2012, respectively.

Revenue Recognition

Management generally recognizes revenue at the time of product shipment, as the Company’s shipping terms are FOB shipping point. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company leases its real estate properties to tenants under operating leases with terms exceeding one year.  Some of these leases contain scheduled rent increases.  We record rent revenue for leases which contain scheduled rent increases on a straight-line basis over the term of the lease. Revenues recognized in connection with its real estate held for leasing were immaterial to the overall financial statements.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of goods sold, and were approximately $2,257,000 and $2,157,000 for the years ended August 31, 2013 and 2012, respectively.

Leases

Certain of the Company’s leases for its sales offices and distribution centers provide for minimum annual payments that adjust over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense.

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2013 and 2012 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of convertible preferred stock, which were outstanding at August 31, 2013 and 2012. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2013 and 2012 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the years ended August 31, 2013 and 2012. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the years ended August 31, 2013 and August 31, 2012 were $0.95 and $1.01, respectively.

Concentrations

Financial instruments that subject the Company to credit risk include cash balances in excess of federal depository insurance limits and accounts receivable. Cash accounts maintained by the Company at U.S. and Canadian financial institutions are insured by the Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation, respectively. A significant portion of the Company’s cash was held by its Canadian subsidiary. The Company has not experienced any losses in such accounts.

Net sales to customers outside the United States and related trade accounts receivable were approximately 7% and 5% of total sales and trade accounts receivable, respectively, at August 31, 2013, and 7% and 4%, respectively, at August 31, 2012. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2013 or 2012, respectively.

Total assets held outside the United States comprised 6% and 7% as of August 31, 2013 and 2012.

Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities

The Company’s financial instruments other than its marketable securities include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, line of credit, accrued expenses and long-term debt. Management believes that the fair value of these financial instruments approximate their carrying amounts based on current market indicators, such as prevailing interest rates. The Company’s marketable securities are measured at fair value on a recurring basis (see Note 14).

During the years ended August 31, 2013 and 2012, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

Reclassifications

The Company reclassified certain prior year financial statement components to conform to the current year presentation. For the year ended August 31, 2013, the Company no longer reported the real estate held for leasing segment separately, as the results were immaterial to the overall financial statement presentation.

Note 3. Real Estate Properties Held for Leasing

Real estate properties held for leasing are as follows:

	August 31, 2013	August 31, 2012
Land	$4,623,000	4,781,000
Buildings & improvements	3,862,000	4,212,000
Equipment	12,000	615,000
Total	8,497,000	9,608,000
Accumulated depreciation	(1,214,000)	(1,694,000)
Book value	$7,283,000	7,914,000

The two properties are located in Sylmar, California and consist of two industrial properties with 65,000 total square feet. For the years ended August 31, 2013 and 2012, depreciation expense relating to these properties was $173,000 and $311,000, respectively.

On January 2013, the Company sold its Deland Property for $1,100,000. The Company received $750,000 in cash and a two year note receivable at 7% interest payable in 24 installments on the remaining $350,000. The sale of this property resulted in a net gain of approximately $490,000. The total outstanding balance of the note receivable at August 31, 2013 of $267,000 has been included on the accompanying consolidated balance sheets as other current assets and other assets of $175,000 and $92,000, respectively. The associated land, buildings and improvements and related liabilities were classified as assets held for sale and liabilities of assets held for sale on the accompanying consolidated balance sheets as of August 31, 2012.

In April 2013, the Company sold its Brooksville Property for $1,730,000. The sale of this property resulted in a net gain of approximately $240,000. The associated land, buildings and improvements and related liabilities were classified as assets held for sale and liabilities of assets held for sale on the accompanying consolidated balance sheets as of August 31, 2012.

In October 2013, the Company sold its Orange Park Property for $1,138,500. As such, the associated land, buildings and improvements and related liabilities were reclassified as assets held for sale and liabilities of assets held for sale, respectively, on the accompanying consolidated balance sheets as of August 31, 2013 and August 31, 2012.

Additionally, the gross profit from rental operations relating to the Deland, Brooksville and Orange Park properties were classified as selling, general and administrative expenses in the accompanying consolidated statements of operations, as such amounts were considered immaterial for separate presentation as discontinued operations.

The following table shows the future minimum rentals due under non-cancelable operating leases in effect at August 31, 2013:

Total
Years ending August 31,
2014	$639,000
2015	367,000
2016	378,000
2017	389,000
2018	401,000
Thereafter	101,000
$2,275,000

Note 4.   Equipment and Leasehold Improvements

Equipment and leasehold improvements are summarized as follows:

	August 31, 2013	August 31, 2012
Machinery and equipment	$4,584,000	$4,293,000
Furniture and equipment	793,000	687,000
Vehicles	138,000	121,000
Leasehold improvements	1,463,000	1,164,000
	6,978,000	6,265,000
Less accumulated depreciation and amortization	(5,582,000)	(5,159,000)

	$1,396,000	$1,106,000

For the years ended August 31, 2013 and 2012, depreciation expense was $443,000.

Note 5. Line of Credit

The Company has a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60 or 90 day London Inter-Bank Offered Rate (“LIBOR”) (the 90 day LIBOR at August 31, 2013 and 2012 was 0.26% and 0.43%, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at August 31, 2013 and 2012). Borrowings are secured by substantially all assets of the Company and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder Glen F. Ceiley. The agreement, as amended in March 2013, expires in March 2015. The amount outstanding under this line of credit as of August 31, 2013 and 2012 was $6,479,000 and $7,450,000, respectively. Availability under the line of credit was $3,521,000 and $2,550,000 at August 31, 2013 and 2012, respectively.

Note 6.   Long-Term Debt

Long-term debt is summarized as follows:

	August 31,	August 31,
	2013	2012

Note payable to Community Bank, secured by the Company’s Sylmar property, monthly principal and interest payment totaling $39,700, interest at 6.0%, due December 2017	5,035,000	5,252,000
Line of credit payable to Community Bank	6,479,000	7,450,000
Note payable to Community Bank, secured by all Company assets, monthly principal and interest payment totaling $43,083, interest at the prime rate (3.25% at August 31, 2012), due March 2013	—	298,000
Note payable to BMW Bank of North America, secured by automobile, monthly principal and interest payments totaling $901, interest at 0.9%, due June 2018	55,000	—
	11,569,000	13,000,000
Less current portion	(172,000)	(463,000)
	$11,397,000	$12,537,000

The scheduled payments for the above loans are as follows at August 31, 2013:

Year Ending August 31,
2014	$172,000
2015	6,668,000
2016	201,000
2017	213,000
2018	4,315,000
$11,569,000

Additionally, the Company had certain long–term debt relating to real estate held for sale, summarized as follows:

	August 31,	August 31,
	2013	2012

Note payable to GE Capital Franchise Finance Corporation (“GE Capital”), secured by real estate, monthly principal and interest payments totaling $10,400, interest at thirty-day LIBOR rate +3.75% (minimum interest rate of 7.3%), due December 2016	$362,000	$462,000
Note payable to Zions Bank, secured by real estate, monthly principal and interest payment totaling $8,402, interest at 6.7%, paid off in full in January 2013.	$-	$1,113,000

The Company was in compliance with all related covenants at August 31, 2013.

On November 18, 2013, the Company renegotiated the note payable to Community Bank, secured by the Company’s Sylmar property. Effective October 1, 2013 the Company’s interest rate on that loan was lowered to 3.75% from 6%. The rate is fixed and will remain in force for the duration of the Company’s note which is due in March 2017.

Note 7.  Shareholders’ Equity

Earnings Per Common Share

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	For the Year Ended	For the Year Ended
	August 31, 2013	August 31, 2012
(In thousands, except per share information)

EPS– basic and diluted:
Net income	$2,552	$2,420
Less: undeclared cumulative preferred stock dividends	(76)	(76)
Net income available to common shareholders for basic and diluted EPS computation	2,476	2,344

Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590

Earnings per common share – basic and diluted	$0.51	$0.48

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

Note 8. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under this plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $184,000 and $161,000 for the years ended August 31, 2013 and 2012, respectively.

Note 9. Discontinued Operations

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2013. As of August 31, 2013 and 2012, the estimated claim liability was $2,556,000 and $2,713,000, respectively.

Note 10.  Income Taxes

The following summarizes the Company’s provision for income taxes on income from continuing operations:

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012
Current:
Federal	$467,000	$62,000
State	269,000	363,000
Foreign	(94,000)	—
	642,000	425,000

Deferred:
Federal	1,113,000	1,237,000
State	(446,000)	29,000
Foreign	—	(12,000)
	667,000	1,254,000
	$1,309,000	$1,679,000

Income taxes for the years ended August 31, 2013 and 2012 differ from the amounts computed by applying the federal statutory corporate rate of 34% to the pre-tax income from continuing operations. The differences are reconciled as follows:

	For the Year Ended	For the Year Ended
	August 31, 2013	August 31, 2012
Current:
Expected income tax at statutory rate	$1,335,000	$1,393,000
Increase (decrease) in taxes due to:
State tax, net of federal benefit	197,000	194,000
Permanent differences	24,000	22,000
Change in deferred tax asset valuation allowance	(2,392,000)	(261,000)
Other, net	2,145,000	331,000
Income tax expense	$1,309,000	$1,679,000

The components of deferred taxes at August 31, 2013 and 2012 are summarized below:

	August 31,	August 31,
	2013	2012

Deferred tax assets:
Net operating loss	$432,000	$1,584,000
Capital losses	1,344,000	3,351,000
Allowance for doubtful accounts	49,000	89,000
Accrued expenses	186,000	190,000
Accrued worker’s compensation	987,000	1,048,000
Related party interest accrual	—	—
Inventory reserve	618,000	602,000
Unrealized losses (gain) on investment	(37,000)	(4,000)
Excess of tax over book depreciation	562,000	305,000
Other	267,000	263,000
Total deferred tax assets	4,368,000	7,428,000
Valuation allowance	(1,495,000)	(3,887,000)
	2,873,000	3,541,000

Deferred tax liabilities:
Deferred gains	(1,140,000)	(1,140,000)
Total deferred tax liabilities	(1,140,000)	(1,140,000)

Net deferred tax assets	$1,733,000	$2,401,000

At August 31, 2013, the Company has state net operating loss carryforwards (“NOLs”) of approximately $4.25 million, which will begin to expire in 2017. The Company also had federal and state capital loss carryforwards of approximately $3.48 million which are deductible only to the extent the Company has future capital gains.

In accordance with Sections 382 and 383 of the Internal Revenue Code, the utilization of Federal NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). Management has determined that the merger with Bisco does not limit the Company’s utilization of its NOLs or credit carryovers.

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance.

Management reviewed the positive and negative evidence available at August 31, 2013 and 2012 and determined that the capital loss carryforwards, unrealized losses on investments and certain of EACO’s state NOLs did not meet the more likely than not threshold required to be recognized. As such a valuation allowance was retained on these deferred tax assets.

The Company applies Accounting Standards Codification 740, Tax Provisions (“ASC 740”) for the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company has no liability for unrecognized tax benefit related to tax positions for the years ended August 31, 2013 or 2012.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of August 31, 2013, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S., Canada and various states. The Company’s tax years for 2009, 2010, 2011 and 2012 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2009.

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

Minimum future rental payments under operating leases are as follows:

Years ending August 31:
2014	$1,430,000
2015	1,153,000
2016	683,000
2017	220,000
2018	180,000
Thereafter	15,000
$3,681,000

Rental expense for all operating leases for the years ended August 31, 2013 and 2012 was approximately $1,758,000 and $1,628,000, respectively.

Note 12. Related Party Transactions

The Company leases three buildings under operating lease agreements from its CEO and majority stockholder. During the years ended August 31, 2013 and 2012, the Company incurred approximately $592,000 and $548,000, respectively, of expense related to these leases.

Note 13. Fair Value of Financial Instruments

Management estimates the fair value of its assets or liabilities measured at fair value based on the three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include price and marketable securities that are actively traded.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. At this time, the Company holds no Level 2 financial instruments.

Level 3: Unobservable inputs.

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2013 and 2012:

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
August 31, 2013
Marketable securities	$1,395,000	-	-	$1,395,000

August 31, 2012
Marketable securities	$197,000	-	-	$197,000

Note 14. Subsequent Events

Management has evaluated events subsequent to August 31, 2013, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

10.1
Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated October 9, 2002 between the Company and GE Capital Franchise Corporation (Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.2
Form of Consolidated, Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)

10.3
Loan Agreement dated October 9, 2002 between the Company and GE Capital Franchise Finance Corporation (Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.4
Environmental Indemnity Agreement dated October 9, 2002 between the Company and GE Capital Franchise Finance Corporation (Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

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

Number	Exhibit
10.7
Promissory Note dated March 28, 2008 in the principal amount of $1,216,354 executed by EACO in favor of Zions First National Bank (Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)

10.8
Commercial Guaranty dated March 28, 2008 executed by Glen Ceiley in favor of Zions First National Bank (Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)

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

10.11
Commercial Guaranties dated November 9, 2007 executed in favor of Community Bank by each of Glen F. Ceiley, Bisco Industries, Inc. and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)

10.12
Commercial Contract effective September 26, 2012, as amended through October 2, 2012, by and between EACO Corporation and Ka Bun Chan, relating to the sale of the real property located in Brooksville, Florida (Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.13
Business Loan Agreement dated June 1, 2007 by and between Bisco Industries, Inc. and Community Bank (Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.14
Promissory Note dated November 15, 2000 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.15
Change in Terms Agreements by and between Bisco Industries, Inc. and Community Bank dated May 1, 2001; July 1, 2001; September 1, 2001; October 19, 2001; April 30, 2002; June 17, 2002; August 28, 2002; September 16, 2002; October 28, 2002; January 24, 2003; March 27, 2003; June 1, 2003; October 1, 2003; December 1, 2003; February 1, 2004; May 1, 2004; June 23, 2004; August 1, 2004; February 1, 2005; April 1, 2005; April 1, 2006; March 28, 2007; June 1, 2007; July 13, 2007; March 27, 2008; May 15, 2008; March 3, 2009; March 23, 2010; April 16, 2010; October 1, 2010; January 3, 2011; March 1, 2011; May 10, 2012; and September 18, 2012 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.16
Commercial Security Agreement dated August 1, 2004 by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.17
Commercial Security Agreement dated March 23, 2010 by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.18	Commercial Security Agreement dated March 23, 2010 by Bisco Industries, Inc. in favor of Community Bank.
10.19
Promissory Note dated March 10, 2011 in the principal amount of $1,000,000 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.20
Commercial Guaranty dated May 1, 2004 executed by Glen F. Ceiley in favor of Community Bank (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.21
Commercial Guaranty dated May 15, 2008 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank (Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.22
Commercial Guaranty dated March 23, 2010 executed by EACO Corporation in favor of Community Bank (Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

Number	Exhibit
10.23
Commercial Lease dated May 1, 2001, as amended through August 30, 2011, by and between Glen Ceiley and Bisco Industries (Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

10.24
Purchase Agreement effective January 10, 2013 by and between EACO Corporation and Chens Family Investments, LLC or assigns, relating to the sale of the real property located in Deland, Florida (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 15, 2013, is incorporated herein by reference.)

10.25
Promissory Note dated January 25, 2013 executed by Hao & Han, LLC in favor of EACO Corporation and the related Personal Guaranty Agreements by Rui Zhu Zheng and Min Chen, relating to the real property located in Deland, Florida (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 15, 2013, is incorporated herein by reference.)

10.26
Mortgage and Security Agreement dated January 25, 2013 executed by Hao & Han, LLC in favor of EACO Corporation, relating to te real property located in Deland Florida (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 15, 2013, is incorporated herein by reference.)

10.27
Change in Terms Agreement by and between Bisco Industries, Inc. and Community Bank dated March 26, 2013, relating to the line of credit (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 15, 2013, is incorporated herein by reference.)

10.28
Amendments, effective January 8, 2013, March 7, 2013 and March 12, 2013, to Commercial Contract dated September 26, 2012 by and between EACO Corporation and Ka Bun Chan relating to the sale of the real property located in Brooksville, Florida.

10.29
Purchase Agreement effective August 5, 2013, as amended through September 9, 2013, by and between EACO Corporation and WINLEE Property, Inc., relating to the sale of the real property located in Orange Park, Florida.

10.30
Change in Terms Agreement by and between EACO Corporation and Community Bank dated November 12, 2013, modifying the Promissory Note dated November 9, 2007 relating to the real property in Sylmar, California.

10.31	Commercial Guaranty dated November 12, 2013 executed by Glen F. Ceiley in favor of Community Bank.
10.32	Commercial Guaranty dated November 12, 2013 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank in favor of Community Bank.
10.33	Commercial Guaranty dated November 12, 2013 executed by Bisco Industries, Inc. in favor of Community Bank.
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
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

