Form 10-Q
period 2013-11-30
EACO CORP
filed 2014-01-14
CIK 784539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013
OR

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

As of January 13, 2014, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except for share and per share information)
 (Unaudited)

	Three Months Ended November 30,
	2013	2012
Revenues	$31,035	$29,260
Cost of revenues	22,129	21,159
Gross profit	8,906	8,101

Operating expenses	7,779	7,260
Income from operations	1,127	841

Non-operating income (expense):
Net gain (loss) on trading securities	91	(22)
Gain on sale of real property	535	—
Interest expense, net	(99)	(167)
Total non-operating income (expense)	527	(189)
Net income before income taxes	1,654	652
Provision for income taxes	590	269
Net income	1,064	383
Cumulative preferred stock dividend	(19)	(19)

Net income attributable to common shareholders	$1,045	$364

Basic and diluted earnings per share	$0.21	$0.08

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

F-2

EACO Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended November 30,
	2013	2012
Net income	$1,064	$383
Other comprehensive loss, net of tax:
Foreign translation gain	70	100
Total comprehensive income	$1,134	$483

EACO Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	November 30, 2013	August 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,788	$1,507
Restricted cash, current	1,519	—
Trade accounts receivable, net	15,206	14,438
Inventory, net	14,493	14,272
Marketable securities, trading	445	1,395
Assets held for sale	—	460
Prepaid expenses and other current assets	606	619
Total current assets	35,057	32,691

Non-current Assets:
Restricted cash, non-current	548	548
Real estate properties held for leasing, net	7,244	7,283
Equipment and leasehold improvements, net	1,395	1,396
Deferred tax asset	1,812	1,712
Other assets, principally deferred charges, net of accumulated amortization	722	850
Total assets	$46,778	$44,480

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$10,004	$9,315
Accrued expenses and other current liabilities	2,452	2,880
Securities sold short, at fair value	1,519	—
Liabilities of discontinued operations – short-term	153	146
Liabilities of assets held for sale	—	362
Current portion of long-term debt	138	172
Total current liabilities	14,266	12,875

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,349	2,410
Deposit liability	63	87
Long-term debt	11,274	11,397
Total liabilities	27,952	26,769

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding at November 30, 2013 and August 31, 2013 (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding at November 30, 2013 and August 31, 2013	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	890	820
Retained earnings	5,508	4,463
Total shareholders’ equity	18,826	17,711
Total liabilities and shareholders’ equity	$46,778	$44,480

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended November 30,
	2013	2012

Operating activities:
Net income	$1,064	$383
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	148	180
Bad debt expense (recovery)	142	(18)
Change in inventory reserve	14	(62)
Gain on sale of real property	(535)	—
Net (gain) loss on trading securities	(91)	22
(Increase) decrease in:
Trade accounts receivable	(910)	(56)
Inventory	(235)	(823)
Prepaid expenses and other assets	141	330
Deferred tax asset	(100)	58
Increase (decrease) in:
Trade accounts payable	346	142
Accrued expenses and other current liabilities	(428)	(582)
Deposit liability	(24)	(74)
Liabilities of discontinued operations	(54)	(39)
Net cash used in operating activities	(522)	(539)

Investing activities:
Purchase of property and equipment	(252)	(345)
Sale (purchase) of marketable securities, trading	1,041	(223)
Proceeds from sale of real property	1,139	—
Proceeds from securities sold short	1,519	831
Increase in restricted cash	(1,519)	(832)
Net cash provided by (used in) investing activities	1,928	(569)

Financing activities:
Net (payments) borrowings on revolving credit facility	(67)	150
Bank overdraft	343	691
Preferred dividend	(19)	(19)
Borrowing of long-term debt	—	—
Payments on long-term debt for assets held for leasing and held for sale	(452)	(243)
Net cash (used in) provided by financing activities	(195)	579
Effect of foreign currency exchange rate changes on cash and cash equivalents	70	100
Net increase (decrease) in cash and cash equivalents	1,281	(429)

Cash and cash equivalents - beginning of period	1,507	2,568
Cash and cash equivalents - end of period	$2,788	$2,139

Supplemental disclosures of cash flow information:
Cash paid for interest	$100	$169

Cash paid for taxes	$674	$196

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013

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

Organization and Merger with Bisco Industries, Inc.

EACO was incorporated in the State of Florida in September 1985.  From its inception through June 2005, EACO operated restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants.   The only remaining activity of the restaurant operations relates to the workers’ compensation claim liability, which is presented as liabilities of discontinued operations in the condensed consolidated financial statements.  From June 2005 until the acquisition of Bisco (described below), EACO’s operations principally consisted of managing five real estate properties held for leasing located in Florida and California.  On March 24, 2010, EACO completed the acquisition of Bisco, a company under the common control of Glen Ceiley, EACO’s majority shareholder, Chairman of the Board and Chief Executive Officer.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2013.  The condensed consolidated balance sheet as of August 31, 2013 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2013.  Operating results for the three month period ended November 30, 2013 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of EACO Corporation, its wholly-owned subsidiary Bisco Industries, Inc., and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2.   Significant Accounting Policies

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged two irrevocable letters of credit totaling $2,713,000 as of November 30, 2013 and August 31, 2013.   These letters were secured by certificates of deposits totaling $548,000 at November 30, 2013 and August 31, 2013, respectively, and the Company’s two real estate properties in Sylmar, California (the “Sylmar Properties”).

The Company also has restricted cash of $1,519,000 at November 30, 2013 on deposit with a securities brokerage firm, which relates to the liability for short sales of trading securities.  There was no such restricted cash at August 31, 2013.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was $153,000 and $183,000 at November 30, 2013 and August 31, 2013, respectively.

Inventories

Inventories consist of finished goods, primarily electronic fasteners and components stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are reported net of a reserve for slow moving or obsolete items of $938,000 and $924,000 at November 30, 2013 and August 31, 2013, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Securities Sold Short

Securities sold short represent transactions in which the Company sells a security it does not own and is obligated to deliver such security at a future date. The short sale is recorded as a liability, and unrealized appreciation or depreciation is recorded for the difference between the proceeds received and the fair value of the open short position. The Company records a realized gain or loss when the short position is closed. By entering into short sales, the Company bears the market risk of an unfavorable increase in the price of the security sold short in excess of the proceeds received. Short sales are separately presented as a liability in the Company’s balance sheet.

The Company is required to establish a margin account with the brokers lending the securities sold short. While the short sale is outstanding, the short sale proceeds may be restricted to the extent of the fair value of the short position.

Revenue Recognition

The Company generally recognizes revenue at the time of product shipment as the shipping terms are FOB shipping point. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Earnings Per Common Share

Basic earnings per common share for the three month periods ended November 30, 2013 and 2012 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per common share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the respective periods. Potential common shares represent 40,000 shares of common stock issuable upon conversion of 36,000 shares of preferred stock (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (i.e., Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three months ended November 30, 2013 and 2012. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income. The average exchange rate for the three months ended November 30, 2013 and 2012 was $0.96 and $1.01 Canadian dollars for one U.S. dollar, respectively.

Concentrations

Net sales to customers outside the United States were approximately 6% and 8% for the three months ended November 30, 2013 and 2012, respectively, and related accounts receivable were approximately 4% and 5% at November 30, 2013 and August 31, 2013, respectively.

No single customer accounted for more than 10% of revenues for the three months ended November 30, 2013 or 2012.

Note 3.   Debt

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.24% and 0.26% for the 90 day LIBOR at November 30, 2013 and August 31, 2013, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2013 and August 31, 2013). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2015.

The amounts outstanding under this line of credit as of November 30, 2013 and August 31, 2013 were $6,412,000 and $6,479,000, respectively. Availability under the line of credit was $3,588,000 and $3,521,000 at November 30, 2013 and August 31, 2013, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios.  As of November 30, 2013 and August 31, 2013, the Company was in compliance with all covenants.

In October 2013, the Company modified its mortgage on the Sylmar Properties with Community Bank.   As amended, principal and interest payments totaling $26,627 are due monthly and interest is fixed at 3.75%.  As of November 30, 2013, the outstanding balance due on this loan with Community Bank, collateralized by the Sylmar Properties, was $5,000,000.

Note 4.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share:

	For the Three Months Ended November 30,
	2013	2012

(In thousands, except share and per share information)

EPS:
Net income	$1,064	$383
Less: accrued preferred stock dividends	(19)	(19)
Net income available for common shareholders	$1,045	$364

Earnings per common share – basic and diluted	$0.21	$0.08

For the three months ended November 30, 2013 and 2012, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5.   Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority stockholder. During each of the three months ended November 30, 2013 and 2012, the Company incurred approximately $128,000 of expense related to these leases.

Note 6.    Real Estate Properties

In August 2013, the Company entered into an agreement with the tenant of the Company’s restaurant property in Orange Park, Florida (the “Orange Park Property”) to sell the property for $1,138,500 in cash. The transaction closed in October 2013.  The sale of this property resulted in a net gain of approximately $535,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions.  These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits and capital needs.  These statements are based on our current expectations, estimates and projections and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in general and administrative costs, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and relationships with suppliers, the willingness of Community Bank or other lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements.  You should not place undue reliance on these forward-looking statements that speak only as of the date hereof.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

EACO was incorporated in the State of Florida in September 1985.  From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants and the only remaining activity of the restaurant operations relates to the workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets.  From June 2005 until the acquisition of Bisco, EACO’s operations principally consisted of managing real estate properties held for leasing located in Florida and California.

On March 24, 2010, EACO completed the acquisition of Bisco Industries, Inc.. Bisco is a distributor of electronic components and fasteners with 45 sales offices and six distribution centers located throughout the United States and Canada.  Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

As of November 30, 2013, EACO’s primary asset is Bisco.  Since our March 2010 acquisition of Bisco, revenues derived from the Bisco subsidiary have represented approximately 99% of our total revenues and is expected to continue to represent  substantially all of the Company’s total revenues for the foreseeable future.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates.  For additional description of the Company’s critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013 as filed with the SEC on November 29, 2013.

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

Revenue Recognition

The Company generally recognizes revenue at the time of product shipment as the shipping terms are FOB shipping point. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Liabilities of Discontinued Operations

When the Company was active in the restaurant business, the Company self-insured losses for workers’ compensation claims up to certain limits. The Company exited the restaurant business in 2005. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2013.  No changes to the estimated liability were recorded during the three months ended November 30, 2013 or 2012.

Deferred Tax Assets

The Company’s policy for recording a valuation allowance against deferred tax assets is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit or when future deductibility is uncertain. In accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes,” the Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. ASC 740 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses and/or significant decreases in operations. Management has concluded that a valuation allowance should be recorded against certain federal and state tax credits. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

Results of Operations

Comparison of the Three Months Ended November 30, 2013 and 2012 (unaudited)

Revenues and Gross Profit ($ in thousands)

	Three Months Ended November 30,		$	%
	2013	2012	Change	Change
Revenues	$31,035	$29,260	$1,775	6.1%
Cost of revenues	22,129	21,159	970	4.6
Gross profit	$8,906	$8,101	$805
Gross margin %	28.7%	27.7%		1.0%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, and freight charges by the Company to its customers. The increase in revenues in the three months ended November 30, 2013 (“Q1 2014”) as compared to the three months ended November 30, 2012 (“Q1 2013”) was largely due to increased unit sales, resulting from an increase in sales headcount of 7% in Q1 2014 as compared to Q1 2013.

Additionally, the Company’s sales force is divided into Sales Focus Teams (“SFTs”).  These teams generally focus the majority of their time on specific industries, product lines and/or geographic regions and are designed to assist the Company in increasing market share in specific areas and, as a result, increase sales.  The Company’s SFTs were supported by an increase in salespeople, with the Company growing from 298 salespeople at November 30, 2012 to 320 salespeople at November 30, 2013, a 7% increase.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended November 30,			%
	2013	2012	$ Change	Change

Selling, general and administrative expenses	$7,779	$7,260	$519	7.1%
Percent of revenues	25.1%	24.8%		0.3%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q1 2014 increased from Q1 2013 largely due to increased salaries and salary related expenses as the Company increased sales headcount by 22 employees, or 7%, in Q1 2014 as compared to Q1 2013.

Other  Income (Expense), Net ($ in thousands)

	Three Months Ended November 30,		$	%
Other income (expense):	2013	2012	Change	Change
Net gain (loss) on trading securities	$91	$(22)	$113	513.6%
Gain on sale of real property	535	—	535	100.0
Interest expense, net	(99)	(167)	68	40.7
Other income (expense), net	$527	$(189)	$716
Other income (expense), net as a percent of revenues	1.7%	0.6%		1.1%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2014, the Company recognized $91,000 in net realized and unrealized gain.  The Company experienced net realized and unrealized losses of $22,000 during Q1 2013.  Gains in the current period were due primarily to increases in the value of the Company’s holdings, primarily in its long positions.  Losses in the prior year quarter were primarily due to a decrease in the value of several of the short positions the Company was holding at that time.

The Company recognized a gain of $535,000 related to the sale of the Orange Park Property in October 2013.

Income Tax Provision ($ in thousands)

	Three Months Ended November 30,		$	%
	2013	2012	Change	Change

Income tax provision	$590	$269	$321	119.3%
Percent of pre-tax net income	35.7%	41.3%		(5.6)%

The provision for income taxes increased by $321,000 in the three month period ended November 30, 2013 over the prior year period. This was a result of higher estimated taxable income in the current quarter as compared to the prior year period and a decrease in the valuation allowance recognized in the current period as compared to the prior year period.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day LIBOR (0.24% and 0.26% for the 90 day LIBOR at November 30, 2013 and August 31, 2013, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2013 and August 31, 2013). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2015.

The amounts outstanding under this line of credit as of November 30, 2013 and August 31, 2013 were $6,412,000 and $6,479,000, respectively. Availability under the line of credit was $3,588,000 and $3,521,000 at November 30, 2013 and August 31, 2013, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios.  As of November 30, 2013 and August 31, 2013, the Company was in compliance with all covenants.

In October 2013, the Company renegotiated its mortgage on the Sylmar Properties with Community Bank. As modified, principal and interest payments totaling $26,627 are due monthly and interest is fixed at 3.75%.  As of November 30, 2013, the outstanding balance due on the loan with Community Bank, collateralized by the Sylmar Properties, was $5,000,000.

Cash Flows from Operating Activities

Cash used in operating activities was $522,000 for the three months ended November 30, 2013 as compared with $539,000 for the three months ended November 30, 2012.  The current period use of cash was mainly due to an increase in inventory and accounts receivable largely attributable to the higher revenues in the current period.  This was offset by net income and an increase in accounts payable and accrued expenses.  The prior year use was due to an increase in inventory and decrease in accrued expenses due to the Company’s payment of year-end bonuses in Q1 2013.

Cash Flows from Investing Activities

Cash provided by investing activities was $1,928,000 for the three months ended November 30, 2013 as compared with cash used of $569,000 for the three months ended November 30, 2012.  The current period cash received was due primarily to the Company’s sale of the Orange Park Property and sale of many of the securities the Company was holding.  The change in the restricted cash for the current year is due to the increase in restricted cash related to the Company’s short positions in the equity markets.  This amount was offset by the increase in the Company’s short positions resulting in no net effect on investing cash flows.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended November 30, 2013 was $195,000 as compared with cash provided of $579,000 for the three months ended November 30, 2012.  Cash used in financing activities consisted mainly of the repayment of the Company’s mortgage on the Orange Park Property after the sale of that property in October 2013.  The cash provided by financing activities for the three months ended November 30, 2012 was due mainly to the Company’s increase in its bank overdraft.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings or the issuance of debt.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013 as filed with the SEC on November 29, 2013.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Community Bank.  The agreement is secured by substantially all of Bisco’s assets and are guaranteed by Mr. Ceiley, our Chairman, CEO and majority shareholder.  The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income.  We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

Our growth, in part, is primarily dependent on our ability to attract new customers.  Historically, the most effective way to attract new customers has been opening new sales offices.  Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office.  Given the recent economic slowdown, we may not be able to continue to open or grow new offices at our projected rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Glen Ceiley, our Chairman and CEO, owns or controls approximately 99% of our outstanding voting stock.  Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets.  This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any sales is generally low.  As of November 30, 2013, the number of shares held by non-affiliates of Mr. Ceiley or Bisco is less than 70,000 shares.  If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

10.1
Change in Terms Agreement by and between EACO Corporation and Community Bank dated November 12, 2013, modifying the Promissory Note dated November 9, 2007 relating to the real property in Sylmar, California.(Exhibit 10..30 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)

10.2
Commercial Guaranty dated November 12, 2013 executed by Glen F. Ceiley in favor of Community Bank (Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)

10.3
Commercial Guaranty dated November 12, 2013 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank in favor of Community Bank (Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)

10.4
Commercial Guaranty dated November 12, 2013 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

EACO CORPORATION
(Registrant)

Date: January 14, 2014	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Bains
Michael Bains
Controller and Assistant Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

10.1
Change in Terms Agreement by and between EACO Corporation and Community Bank dated November 12, 2013, modifying the Promissory Note dated November 9, 2007 relating to the real property in Sylmar, California.(Exhibit 10..30 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)

10.2
Commercial Guaranty dated November 12, 2013 executed by Glen F. Ceiley in favor of Community Bank (Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)

10.3
Commercial Guaranty dated November 12, 2013 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank in favor of Community Bank (Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)

10.4
Commercial Guaranty dated November 12, 2013 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

