Form 10-Q
period 2014-02-28
EACO CORP
filed 2014-04-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of April 11, 2014, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Revenues	$30,922	$28,520	$61,957	$57,780
Cost of revenues	22,412	20,474	44,541	41,633
Gross margin	8,510	8,046	17,416	16,147

Operating expenses:
Selling, general and administrative expenses	8,027	7,350	15,806	14,610
Income from operations	483	696	1,610	1,537

Other (expense) income:
Loss on trading securities	(148)	(97)	(57)	(119)
Gain on sale of property	-	540	535	540
Interest expense, net	(112)	(166)	(211)	(333)
Total other (expense) income	(260)	277	267	88
Net income before income taxes	223	973	1,877	1,625
Provision for income taxes	114	332	704	601
Net income	109	641	1,173	1,024
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)

Net income attributable to common shareholders	$90	$622	$1,135	$986

Basic and diluted earnings per share	$0.02	$0.13	$0.23	$0.20

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

1

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net income	$109	$641	$1,173	$1,024
Other comprehensive income, net of tax:
Foreign translation gain	69	56	139	156

Total comprehensive income	$178	$697	$1,312	$1,180

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	February 28,	August 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,669	$1,507
Restricted cash, current	1,576	—
Trade accounts receivable, net	15,524	14,438
Inventory, net	14,122	14,272
Marketable securities, trading	417	1,395
Real estate properties held for sale	7,494	7,988
Prepaid expenses and other current assets	655	619
Total current assets	42,457	40,219
Non-current Assets:
Restricted cash, non-current	548	548
Equipment and leasehold improvements, net	1,394	1,396
Deferred tax asset	1,755	1,712
Other assets	430	605
Total assets	$46,584	$44,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$9,193	$9,315
Accrued expenses and other current liabilities	2,682	2,880
Securities sold short, at fair value	1,576	—
Liabilities of discontinued operations – short-term	153	146
Liabilities of assets held for sale	4,917	5,397
Total current liabilities	18,521	17,738

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,301	2,410
Deposit liability	63	87
Long-term debt	6,714	6,534
Total liabilities	27,599	26,769
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	959	820
Retained earnings	5,598	4,463
Total shareholders’ equity	18,985	17,711
Total liabilities and shareholders’ equity	$46,584	$44,480

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 28,
	2014	2013
Operating activities:
Net income	$1,173	$1,024
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	297	316
Bad debt expense	58	5
Change in inventory reserve	22	(62)
Gain on sale of real estate property	(535)	(540)
Net loss on trading securities	57	119
(Increase) decrease:
Trade accounts receivable	(1,144)	5
Inventory	128	(1,218)
Prepaid expenses and other assets	139	24
Deferred tax asset	(43)	450
Increase (decrease):
Trade accounts payable	(128)	(165)
Accrued expenses and other current liabilities	(198)	344
Deposit liability	(24)	(27)
Liabilities of discontinued operations	(102)	(74)
Net cash (used in) provided by operating activities	(300)	201
Investing activities:
Purchase of property and equipment	(405)	(123)
Sale (purchase) of marketable securities, trading	921	(579)
Proceeds from securities sold short	1,576	724
Change in restricted cash	(1,576)	(724)
Proceeds from sale of property	1,139	650
Net cash provided by (used in) investing activities	1,655	(52)
Financing activities:
Net borrowings on revolving credit facility	186	734
Preferred stock dividend	(38)	(38)
Bank overdraft	6	(111)
Payments on long-term debt	(124)	(1,512)
Payments on long-term debt - real estate held for sale	(362)	(92)
Net cash used in financing activities	(332)	(1,019)
Effect of foreign currency exchange rate changes on cash and cash equivalents	139	156
Net increase (decrease) in cash and cash equivalents	1,162	(714)
Cash and cash equivalents - beginning of period	1,507	2,568
Cash and cash equivalents - end of period	$2,669	$1,854
Supplemental disclosures of cash flow information:
Cash paid for interest	$212	$339
Cash paid for taxes	$674	$196
Non-cash investing activities:
Transfer of real estate properties held for leasing, net to assets held for sale	$7,206	$-
Non-cash financing activities:
Transfer of long-term debt to liabilities of assets held for sale	$4,917	$-

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

Note 1.     Organization and Basis of Presentation

The condensed consolidated financial statements comprise, the accounts of EACO Corporation (“EACO”) and its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”), and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”), EACO was incorporated in the State of Florida in September 1985 and previously operated restaurants in Florida. The only remaining activities of EACO relate to: a) real estate located in Sylmar, California and the related debt which are presented as assets and liabilities held for sale in the accompanying condensed consolidated financial statements and b) workers’ compensation claim liability relating to the restaurant operations, which is presented as liabilities of discontinued operations in the accompanying condensed consolidated financial statements.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2013. The condensed consolidated balance sheet as of August 31, 2013 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2013. Operating results for the three and six month periods ended February 28, 2014 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation, primarily relating to the reclassification of assets and liabilities of assets held for sale.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of EACO, Bisco and Bisco Industries Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Significant Accounting Policies

Restricted Cash

The State of Florida Division of Workers’ Compensation requires self-insured companies to pledge collateral in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, for EACO’s previous restaurant operations, the Company pledged two irrevocable letters of credit totaling $2,713,000 as of February 28, 2014 and August 31, 2013. These letters were secured by certificates of deposits totaling $548,000 at February 28, 2014 and August 31, 2013 and EACO’s two real estate properties in Sylmar, California (the “Sylmar Properties”).

The Company also has restricted cash of $1,576,000 at February 28, 2014 on deposit with a securities brokerage firm, which relates to the potential liability for short sales of trading securities. There was no such restricted cash at August 31, 2013.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts. The allowance for doubtful accounts was $110,000 and $183,000 at February 28, 2014 and August 31, 2013, respectively.

Inventories

Inventories consist of finished goods, primarily electronic fasteners and components, stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are reported net of a reserve for slow moving or obsolete items of $946,000 and $924,000 at February 28, 2014 and August 31, 2013, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Securities Sold Short

Securities sold short represent transactions in which the Company sells a security it does not own and is obligated to deliver such security at a future date. The short sale is recorded as a liability, and unrealized appreciation or depreciation is recorded for the difference between the proceeds received and the fair value of the open short position. The Company records a realized gain or loss when the short position is closed. By entering into short sales, the Company bears the market risk of an unfavorable increase in the price of the security sold short in excess of the proceeds received. Short sales are separately presented as a liability in the Company’s consolidated balance sheet.

The Company is required to establish a margin account with the brokers lending the securities sold short. While the short sale is outstanding, the short sale proceeds may be restricted to the extent of the fair value of the short position. See discussion of Restricted Cash.

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

Earnings Per Common Share

Basic earnings per common share for the three and six months ended February 28, 2014 and 2013 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per common share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the respective periods.(See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (i.e., Canadian dollars for the Company’s Canadian subsidiary) are translated into U.S. dollars at the quarter-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and six months ended February 28, 2014 and 2013. The average exchange rate for the three months ended February 28, 2014 and 2013 was $0.92 and $1.00 Canadian dollars for one U.S. dollar, respectively. The average exchange rate for the six months ended February 28, 2014 and 2013 was 0.94 and $1.01 Canadian dollars for one U.S. dollar, respectively. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income.

Concentrations

Net sales to customers outside the United States were approximately 7% for the six months ended February 28, 2014 and 2013, and related accounts receivable were approximately 10% at February 28, 2014 and August 31, 2013.

No single customer accounted for more than 10% of revenues for the three or six months ended February 28, 2014 or 2013.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.24% and 0.26% for the 90 day LIBOR at February 28, 2014 and August 31, 2013, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at February 28, 2014 and August 31, 2013). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2015.

The amounts outstanding under this line of credit as of February 28, 2014 and August 31, 2013 were $6,665,000 and $6,479,000, respectively. Availability under the line of credit was $3,335,000 and $3,521,000 at February 28, 2014 and August 31, 2013, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2014 and August 31, 2013, the Company was in compliance with all covenants.

In October 2013, the Company modified its mortgage on the Sylmar Properties with Community Bank.   As amended, principal and interest payments totaling $26,627 are due monthly and interest is fixed at 3.75% per annum. As of February 28, 2014 and August 31, 2013, the outstanding balance due on this loan with Community Bank, collateralized by the Sylmar Properties, was approximately $4,917,000 and $5,035,000, respectively. Such loan was classified as liabilities of assets held for sale on the accompanying consolidated balance sheets as of February 28, 2014 and August 31, 2013 (See Note 6).

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share:

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2014	2013	2014	2013
(In thousands, except share and per share information)
EPS:
Net income	$109	$641	$1,173	$1,024
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$90	$622	$1,135	$986

Earnings per common share – basic and diluted	$0.02	$0.13	$0.23	$0.20

For the three and six months ended February 28, 2014 and 2013, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5.  Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority stockholder. During the three months ended February 28, 2014 and 2013, the Company incurred approximately $156,000 of expense related to these leases.

Note 6.  Real Estate Properties

In March 2014, the Company entered into an agreement to sell the Sylmar Properties for approximately $9.2 million in cash. As such, the associated land, buildings and improvements and related liabilities were reclassified as assets held for sale and liabilities held for sale, respectively, on the accompanying consolidated balance sheets as of February 28, 2014 and August 31, 2013. The Company expects to amend the security interests relating to its irrevocable letters of credit relating to the self-insurance of its previous restaurant operations.

In October 2013, the Company sold the restaurant property in Orange Park, Florida (the “Orange Park Property”) for $1,138,500 in cash. The transaction closed in October 2013. The sale of this property resulted in a net gain of approximately $535,000.

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

Overview

The condensed consolidated financial statements comprise the accounts of EACO Corporation (“EACO”) and its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”)

EACO was incorporated in the State of Florida in September 1985 and previously operated restaurants in Florida. The only remaining activities of EACO relate to: a) real estate located in Sylmar, California and b) workers’ compensation claim liability relating to the restaurant operations, which is presented as liabilities of discontinued operations in the condensed consolidated financial statements.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates. For additional description of the Company’s critical accounting policies, see Note 2 above and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013 as filed with the SEC on November 29, 2013.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of the impairment review, assets are measured by comparing the carrying amount to future net cash flows.  If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair values.

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

Liabilities of Discontinued Operations

The Company maintains a reserve for self-insured losses for workers’ compensation claims up from its previous restaurant operations. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2013. No changes to the estimated liability were recorded during the six months ended February 28, 2014.

Deferred Tax Assets

The Company’s policy for recording a valuation allowance against deferred tax assets is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit or when future deductibility is uncertain. The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. Management has concluded that a valuation allowance should be recorded against certain federal and state tax credits, primarily relating to capital loss carryforwards. The utilization of these credits requires sufficient taxable income after consideration of net operating loss utilization.

Results of Operations

Comparison of the Three Months Ended February 28, 2014 and 2013 (unaudited)

Revenues and Gross Profit ($ in thousands)

	Three Months Ended February 28,		$	%
	2014	2013	Change	Change

Revenues	$30,922	$28,520	$2,402	8.4%
Cost of revenues	22,412	20,474	1,938	9.5

Gross profit	$8,510	$8,046	$464
Gross margin %	27.5%	28.2%		(0.7)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, freight charges by the Company to its customers, and rental income from EACO owned properties. The increase in revenues in the three months ended February 28, 2014 (“Q2 2014”) as compared to the three months ended February 28, 2013 (“Q2 2013”) was largely due to increased unit sales, resulting from an increase in sales headcount of 5% in Q2 2014 as compared to Q2 2013.

Additionally, the Company’s sales force is divided into Sales Focus Teams (“SFTs”). These teams generally focus the majority of their time on specific industries, product lines and/or geographic regions and are designed to assist the Company in increasing market share in specific areas and, as a result, increase sales. The Company increased the number of SFTs by 14% from the end of the prior year period, from 84 SFTs as of February 28, 2013 to 96 SFTs as of February 28, 2014. The Company’s SFTs were supported by an increase in salespeople, with the Company growing from 308 salespeople at February 28, 2013 to 323 salespeople at February 28, 2014, a 5% increase.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended February 28,			%
	2014	2013	$ Change	Change

Selling, general and administrative expenses	$8,027	$7,350	$677	9.2%
Percent of revenues	26.0%	26.0%		0.0%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2014 increased from Q2 2013 largely due to increased salaries and salary related expenses due to higher sales headcount, by 15 employees, or 5%, in Q2 2014 as compared to Q2 2013. It generally takes several months before new sales employees generate revenues comparable to existing sales employees as they must go through training and become accustomed to the company policies and procedures. This contributes to a higher percent increase in SG&A as compared to the percent increase in revenues.

Other (Expense) Income, Net ($ in thousands)

	Three Months Ended February 28,		$	%
	2014	2013	Change	Change
Other (expense) income:
Net loss on trading securities	$(148)	$(97)	$(51)	52.6%
Gain on sale of real property	—	540	(540)	(100.0)
Interest expense, net	(112)	(166)	54	(32.5)

Other (expense) income, net	$(260)	$277	$(537)
Other (expense) income, net as a percent of revenues	0.8%	1.0%		(0.2)%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2014, the Company recognized $148,000 in net realized and unrealized losses. The Company experienced net realized and unrealized losses of $97,000 during Q2 2013. Losses in the current period were due primarily to decreases in the value of the Company’s holdings, primarily in its long positions. Losses in the prior year quarter were primarily due to a decrease in the value of several of the short positions the Company was holding at that time.

Interest expense decreased $54,000 or 32.5% for the three months ended February 28, 2013 as compared to the same period in 2014. The decrease is primarily attributable to the lower balance held on the line of credit with Community Bank during the current year period. The amount outstanding under the line of credit as of February 28, 2014 and 2013 were approximately $6,665,000 and $8,184,000, respectively.

Income Tax Provision ($ in thousands)

	Three Months Ended February 28,		$	%
	2014	2013	Change	Change

Income tax provision	$114	$332	$(218)	(65.7)%
Percent of pre-tax net income	51.1%	34.1%		17.0%

The provision for income taxes decreased by $218,000 in the three month period ended February 28, 2014 over the prior year period. This was a result of lower estimated taxable income in the current quarter as compared to the prior year period.

Comparison of the Six Months Ended February 28, 2014 and February 28, 2013 (unaudited)

Revenues and Gross Profit ($ in thousands)

	Six Months Ended February 28,		$	%
	2014	2013	Change	Change

Revenues	$61,957	$57,780	$4,177	7.2%
Cost of revenues	44,541	41,633	2,908	7.0

Gross profit	$17,416	$16,147	$1,269
Gross margin %	28.1%	27.9%		0.2%

Revenues increased in the six months ended February 28, 2014 as compared to the prior year period largely due to increased unit sales, resulting from an increase in SFTs by 14% from 84 as of February 28, 2013 to 96 SFTs as of February 28, 2014. The Company’s SFTs were supported by an increase in salespeople, with the Company growing from 308 salespeople at February 28, 2013 to 323 salespeople at February 28, 2014, a 5% increase.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended February 28,			%
	2014	2013	$ Change	Change

Selling, general and administrative expenses	$15,806	$14,610	$1,196	8.2%
Percent of revenues	25.5%	25.3%		0.2%

SG&A in the six months ended February 28, 2014 increased from the six months ended February 28, 2013 largely due to increased salaries and salaries related expenses due to higher sales headcount in the period as compared to the prior year period. It generally takes several months before new sales employees generate significant revenue as they must go through training and become accustomed to the company policies and procedures. This contributes to a higher percent increase in SG&A as compared to the percent increase in revenues.

Non-operating Income (Expense) ($ in thousands)

	Six Months Ended February 28,		$	%
	2014	2013	Change	Change
Other (expense) income:
Net loss on trading securities	$(57)	$(119)	$62	(52.1)%
Gain on sale of real property	535	540	(5)	(0.9)
Interest expense, net	(211)	(333)	122	(36.6)

Other income, net	$267	$88	$179
Other income, net as a percent of revenues	0.4%	0.2%		0.2%

During the six months ended February 28, 2014, the Company recognized approximately $57,000 in net realized and unrealized losses. The Company experienced net realized and unrealized losses of approximately $119,000 during the six months ended February 28, 2013. Losses in the current period were due to decreases in the value of the Company’s holdings, primarily as a result of short positions. Gains in the prior period were due to increases in the value of the Company’s holdings and its investment strategy throughout that period.

The Company recognized a gain of $535,000 in the current period related to the sale of the Company’s restaurant property in Orange Park, Florida “Orange Park Property” in October 2013. In the prior year period, the company recognized a gain of approximately $540,000 from the sale of the restaurant property in Deland, Florida for $1,100,000 in January 2013.  The Company received $750,000 in cash and issued a two year note receivable at 7% interest payable in 24 installments on the remaining $350,000.

Income Tax Provision ($ in thousands)

	Six Months Ended February 28,		$	%
	2014	2013	Change	Change

Income tax provision	$704	$601	$103	17.1%
Percent of pre-tax net income	37.5%	37.0%		0.5%

The provision for income taxes increased by approximately $103,000 in the six months ended February 28, 2014 over the prior year period, which primarily resulted from higher pre-tax income and an increase in the valuation allowance recognized in the current period as compared to the prior year period.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day LIBOR (0.24% and 0.26% for the 90 day LIBOR at February 28, 2014 and August 31, 2013, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at February 28, 2014 and August 31, 2013). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2015.The amounts outstanding under this line of credit as of February 28, 2014 and August 31, 2013 were $6,665,000 and $6,479,000, respectively. Availability under the line of credit was $3,335,000 and $3,521,000 at February 28, 2014 and August 31, 2013, respectively. The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2014 and August 31, 2013, the Company was in compliance with all covenants.

In October 2013, the Company renegotiated its mortgage on the Sylmar Properties with Community Bank.   As modified, principal and interest payments totaling $26,627 are due monthly and interest is fixed at 3.75%. As of February 28, 2014 and August 31, 2013, the outstanding balance due on the loan with Community Bank, collateralized by the Sylmar Properties, was approximately $4,917,000 and $5,035,000, respectively. Such loan was classified as liabilities of assets held for sale on the accompanying condensed consolidated balance sheets as of February 28, 2014 and August 31, 2013.

On March 27, 2014, the Company entered into agreements to sell the Sylmar Properties for an aggregate purchase price of $9,175,000. The closing of the sale and purchase of the properties is expected to occur within 35 days after the waiver or expiration of certain contingencies. The mortgage on the Sylmar Properties will be paid off from the proceeds of any such sale.

In November 2013, the Company reached a tentative agreement to settle for $1,250,000 in cash the largest remaining workers’ compensation claim related to the Company's discontinued restaurant operations. The settlement is subject to approval by the Centers for Medicare & Medicaid Services and will be paid in lump sum upon such approval.

Cash Flows from Operating Activities

Cash used in operating activities was $300,000 for the six months ended February 28, 2014 as compared with cash provided by operations of $201,000 for the six months ended February 28, 2013. The current period cash used by operating activities was mainly due to an increase in accounts receivables and a non-cash gain recorded in connection with the sale of real property related to the sale of the Orange Park Property. The increase in accounts receivables is largely attributable to an increase in revenues and the timing of receiving payments from customers in the current period. This was partially offset by an increase in net income and a decrease in prepaid expenses. The prior year increase in cash provided by operating activities was primarily due to an increase in the deferred tax assets and higher accrued expenses and other current liabilities.

Cash Flows from Investing Activities

Cash provided by investing activities was $1,655,000 for the six months ended February 28, 2014 as compared with cash used of $52,000 for the six months ended February 28, 2013. The current period cash provided by investing activities was due primarily to proceeds received from the Company’s sale of the Orange Park Property and from the sale of securities during the current year period. The change in the restricted cash for the current year is due to the increase in restricted cash related to the Company’s short positions in the equity markets. This amount was offset by the increase in the Company’s short positions resulting in no net effect on investing cash flows.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended February 28, 2014 was $332,000 as compared with cash used of $1,019,000 for the six months ended February 28, 2013. Cash used in financing activities consisted mainly of the repayment of the Company’s mortgage on the Orange Park Property after the sale of that property in October 2013. The cash used by financing activities for the six months ended February 28, 2013 consisted mainly of paying down the Company’s long-term debt. This was offset by cash borrowed on the Company’s revolving credit facility.

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

As a result of the economic downturn and continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Sales of our products are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, the significant weakening of economic conditions on a global scale has caused some of our customers to experience a slowdown that has had adverse effects on our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

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

We have incurred significant losses in the past from trading in securities, and we may incur such losses in the future, which may also cause us to be in violation of covenants under our loan agreement.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Community Bank. The agreement is secured by substantially all of Bisco’s assets and are guaranteed by Mr. Ceiley, our Chairman, CEO and majority shareholder. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit or the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

One of our primary growth strategies is to grow our business through the opening of sales offices in new geographic markets. Based on our analysis of demographics in the United States, Canada and Mexico, we currently estimate there is potential market opportunity in North America to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful. In addition, a particular local market’s ability to support a sales office may change because of a change due to competition, or local economic conditions.

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

Costs of raw materials used in our products and energy costs have been rising during the last several years, which has resulted in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The shipping costs for our products have risen as well and may continue to rise. While we typically try to pass increased supplier prices and shipping costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins.

The Company’s Chairman and CEO holds almost all of our voting stock and can control the election of directors and significant corporate actions.

Glen Ceiley, our Chairman and CEO, owns or controls approximately 98% of our outstanding voting stock. Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of February 28, 2014, the number of shares held by non-affiliates of Mr. Ceiley is less than 80,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as part of this report on Form 10-Q.

No.	Exhibit
10.1	Agreement effective February 26, 2014 by and between EACO Corporation and Ratner Property Management for the sale and purchase of EACO’s real properties in Sylmar, CA (which agreement was terminated on March 10, 2014)
10.2	Agreements effective March 27, 2014 by and between EACO Corporation and Selective Real Estate Investments for the sale and purchase of EACO’s real properties in Sylmar, CA
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: April 14, 2014	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

EXHIBIT INDEX

No.	Exhibit
10.1	Agreement effective February 26, 2014 by and between EACO Corporation and Ratner Property Management for the sale and purchase of EACO’s real properties in Sylmar, CA (which agreement was terminated on March 10, 2014)
10.2	Agreements effective March 27, 2014 by and between EACO Corporation and Selective Real Estate Investments for the sale and purchase of EACO’s real properties in Sylmar, CA
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

