Form 10-Q
period 2014-05-31
EACO CORP
filed 2014-07-15
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 14, 2014, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2014	2013	2014	2013

Revenues	$36,253	$31,368	$98,210	$89,148
Cost of revenues	26,014	22,405	70,555	64,038
Gross margin	10,239	8,963	27,655	25,110
Operating expenses:
Selling, general and administrative expenses	8,021	7,708	23,827	22,318
Income from operations	2,218	1,255	3,828	2,792

Other (expense) income:
Net gain (loss) on trading securities	8	85	(49)	(34)
Gain on sale of property	-	240	535	780
Interest expense, net	(85)	(158)	(296)	(491)
Total other (expense) income	(77)	167	190	255
Net income before income taxes	2,141	1,422	4,018	3,047
Income taxes (benefit) provision	(156)	138	548	739
Net income	2,297	1,284	3,470	2,308
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)

Net income attributable to common shareholders	$2,278	$1,265	$3,413	$2,251

Basic and diluted earnings per share	$0.47	$0.26	$0.70	$0.46

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

1

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income	$2,297	$1,284	$3,470	$2,308
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss) gain	(68)	68	71	224

Total comprehensive income	$2,229	$1,352	$3,541	$2,532

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	May 31,	August 31,
	2014	2013
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,688	$1,507
Trade accounts receivable, net	17,396	14,438
Inventory, net	15,039	14,272
Marketable securities, trading	1,835	1,395
Assets held for sale	7,483	7,988
Prepaid expenses and other current assets	400	619
Total current assets	43,841	40,219

Non-current Assets:
Restricted cash, non-current	548	548
Equipment and leasehold improvements, net	1,338	1,396
Deferred tax asset	2,601	1,712
Other assets	445	605
Total assets	$48,773	$44,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$11,507	$9,315
Accrued expenses and other current liabilities	3,555	2,880
Liabilities of discontinued operations – short-term	153	146
Liabilities of assets held for sale	4,883	5,397
Total current liabilities	20,098	17,738

Non-current Liabilities:
Liabilities of discontinued operations – long-term	2,257	2,410
Deposit liability	63	87
Long-term debt	5,160	6,534
Total liabilities	27,578	26,769

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	891	820
Retained earnings	7,876	4,463
Total shareholders’ equity	21,195	17,711
Total liabilities and shareholders’ equity	$48,773	$44,480

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2014	2013
Operating activities:
Net income	$3,470	$2,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	464
Bad debt expense	14	58
Change in inventory reserve	76	(62)
Gain on sale of real estate property	(535)	(780)
Net loss on trading securities	49	34
(Increase) decrease in:
Trade accounts receivable	(2,972)	472
Inventory	(843)	(1,435)
Prepaid expenses and other assets	390	83
Deferred tax asset	(889)	670
Increase (decrease) in:
Trade accounts payable	941	(829)
Accrued expenses and other current liabilities	675	(561)
Deposit liability	(24)	(60)
Liabilities of discontinued operations	(146)	(111)
Net cash provided by operating activities	612	251

Investing activities:
Purchase of property and equipment	(458)	(631)
Purchase of marketable securities, trading	(5,137)	(4,792)
Proceeds from sale of marketable securities, trading	4,648	4,829
Proceeds from securities sold short	--	619
Proceeds from sale of property	1,139	2,830
Change in restricted cash	--	(620)
Net cash provided by investing activities	192	2,235

Financing activities:
Payments on revolving credit facility	(1,366)	(985)
Preferred dividend	(57)	(57)
Bank overdraft	1,251	(92)
Payments on long-term debt - real estate held for sale	(396)	--
Payments on long-term debt	(126)	(1,663)
Net cash used in financing activities	(694)	(2,797)
Effect of foreign currency exchange rate changes on cash and cash equivalents	71	224
Net increase (decrease) in cash and cash equivalents	181	(87)

Cash and cash equivalents - beginning of period	1,507	2,568
Cash and cash equivalents - end of period	$1,688	$2,481

Supplemental disclosures of cash flow information:
Cash paid for interest	$299	$512
Cash paid for income taxes	$666	$196

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

Note 1. Organization and Basis of Presentation

The condensed consolidated financial statements comprise, the accounts of EACO Corporation (“EACO”) and its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”), and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”), EACO was incorporated in the State of Florida in September 1985 and previously operated restaurants in Florida. The only remaining activities of EACO relate to: a) real estate located in Sylmar, California and the related debt, which are presented as assets and liabilities held for sale in the accompanying condensed consolidated financial statements and b) workers’ compensation claim liability relating to the restaurant operations, which is presented as liabilities of discontinued operations in the accompanying condensed consolidated financial statements. As further discussed in Note 6, in June 2014 the Company sold the Sylmar Properties.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2013. The condensed consolidated balance sheet as of August 31, 2013 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2013. Operating results for the three and nine month periods ended May 31, 2014 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation, primarily relating to the reclassification of assets and liabilities of assets held for sale.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of EACO, Bisco and Bisco Industries Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Significant Accounting Policies

Restricted Cash

The State of Florida Division of Workers’ Compensation requires self-insured companies to pledge collateral in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, for EACO’s previous restaurant operations, the Company pledged two irrevocable letters of credit totaling $2,713,000 as of May 31, 2014 and August 31, 2013. These letters were secured by certificates of deposits totaling $548,000 at May 31, 2014 and August 31, 2013 and EACO’s two real estate properties in Sylmar, California (the “Sylmar Properties”). As a result of the sale of the Sylmar properties, the Company has secured this portion of the irrevocable letters of credit with the Company’s line of credit held with Community Bank.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $88,000 and $183,000 at May 31, 2014 and August 31, 2013, respectively.

Inventories

Inventories consist of finished goods, primarily electronic fasteners and components, stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are reported net of a reserve for slow moving or obsolete items of $1,000,000 and $924,000 at May 31, 2014 and August 31, 2013, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Liabilities of Discontinued Operations

The Company maintains a reserve for self-insured losses for workers’ compensation claims up from its previous restaurant operations. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2013. No changes to the estimated liability were recorded during the nine months ended May 31, 2014.

Deferred Tax Assets

The Company’s policy for recording a valuation allowance against deferred tax assets is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit or when future deductibility is uncertain. The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. At May 31, 2014, due to expiring U.S. Federal capital loss carryforwards, the valuation allowance previously established against this deferred tax asset was reduced by $1,557,000. In addition, management has concluded that a valuation allowance of $176,000 should be recorded against deferred tax assets related to certain state net operating loss carryforwards. The utilization of these credits requires sufficient taxable income in the respective state jurisdictions.

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

Earnings Per Common Share

Basic earnings per common share for the three and nine months ended May 31, 2014 and 2013 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per common share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares that were outstanding during the respective periods.

Foreign Currency Translation and Transactions

Transactions in currencies other than the functional currency (i.e., Canadian dollars for the Bisco’s Canadian subsidiary) are recorded using the exchange rates prevailing at the dates of the transactions. Exchange adjustments arising from the difference between the date a transaction was recognized and the date in which it was settled are recognized in the income statement within net income or loss.

Assets and liabilities recorded in functional currencies other than the U.S. dollar are translated into U.S. dollars at the period end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and nine months ended May 31, 2014 and 2013. The average exchange rate for the three months ended May 31, 2014 and 2013 was $0.91 and $0.98 Canadian dollars for one U.S. dollar, respectively. The average exchange rate for the nine months ended May 31, 2014 and 2013 was $0.93 and $1.00 Canadian dollars for one U.S. dollar, respectively. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income.

Concentrations

Net sales to customers outside the United States were approximately 7% for the nine months ended May 31, 2014 and 2013, and related accounts receivable were approximately 8% and 5% at May 31, 2014 and August 31, 2013 respectfully.

No single customer accounted for more than 10% of revenues for the three or nine months ended May 31, 2014 or 2013.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.23% and 0.26% for the 90 day LIBOR at May 31, 2014 and August 31, 2013, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at May 31, 2014 and August 31, 2013). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2016.

The amounts outstanding under this line of credit as of May 31, 2014 and August 31, 2013 were $5,113,000 and $6,479,000, respectively. Availability under the line of credit was $4,887,000 and $3,521,000 at May 31, 2014 and August 31, 2013, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2014 and August 31, 2013, the Company was in compliance with all covenants.

In October 2013, the Company modified its mortgage on the Sylmar Properties with Community Bank.   As amended, principal and interest payments totaling $26,627 are due monthly and interest is fixed at 3.75% per annum. As of May 31, 2014 and August 31, 2013, the outstanding balance due on this loan with Community Bank, collateralized by the Sylmar Properties, was approximately $4,883,000 and $5,035,000, respectively. Such loan was classified as liabilities of assets held for sale on the accompanying consolidated balance sheets as of May 31, 2014 and August 31, 2013 (See Note 6). As further discussed in Note 6, in June 2014 the Company sold the Sylmar Properties and paid the related mortgage off in full.

Note 4. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2014	2013	2014	2013
(In thousands, except share and per share)
EPS:
Net income	$2,297	$1,284	$3,470	$2,308
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$2,278	$1,265	$3,413	$2,251

Earnings per common share – basic and diluted	$0.47	$0.26	$0.70	$0.46

For the three and nine months ended May 31, 2014 and 2013, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority stockholder. During the three months ended May 31, 2014 and 2013, the Company incurred approximately $156,000 and $128,000, respectively, of expense related to these leases.

Note 6. Real Estate Properties

In March 2014, the Company entered into an agreement to sell the Sylmar Properties. As such, the associated land, buildings and improvements and related liabilities were reclassified as assets held for sale and liabilities held for sale, respectively, on the accompanying consolidated balance sheets as of May 31, 2014 and August 31, 2013. In June 2014, the Company completed the sale of the Sylmar Properties for $9,125,000 in cash and paid the related mortgage off in full.

In October 2013, the Company sold the restaurant property in Orange Park, Florida (the “Orange Park Property”) for $1,138,500 in cash. The transaction closed in October 2013. The sale of this property resulted in a net gain of approximately $535,000.

Note 7. Income Taxes

The Company’s provision for income tax (benefit)/expense for the three and nine months ended May 31, 2014 is based on the estimated effective tax rate for the fiscal year ending August 31, 2014. Due to the sale of the Sylmar Properties, it became more likely that not that the deferred tax assets relating to capital loss carryforwards would be utilized. As such during the three months ended May 31, 2014, the Company released a valuation allowance of $1,557,000 on related deferred tax assets.

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

Overview

EACO was incorporated in the State of Florida in September 1985 and previously operated restaurants in Florida. The only remaining activities of EACO relate to: (a) real estate located in Sylmar, California,which was sold in June 2014and (b) workers’ compensation claim liability relating to the restaurant operations, which is presented as liabilities of discontinued operations in the condensed consolidated financial statements.

Bisco is a distributor of electronic components and fasteners with 45 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Revenues derived from the Bisco subsidiary have represented approximately 99% of our total revenues for each of the periods presented in this report and is expected to continue to represent substantially all of the Company’s total revenues for the foreseeable future.

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

Liabilities of Discontinued Operations

The Company maintains a reserve for self-insured losses for workers’ compensation claims from its previous restaurant operations. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. This liability is presented as liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. The estimate is continually reviewed and adjustments to the Company’s estimated liability, if any, are reflected in discontinued operations. On a periodic basis, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. An actuarial evaluation was last obtained by the Company as of August 31, 2013. No changes to the estimated liability were recorded during the nine months ended May 31, 2014.

Deferred Tax Assets

The Company’s policy for recording a valuation allowance against deferred tax assets is considered critical. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit or when future deductibility is uncertain. The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. At May 31, 2014, due to expiring U.S. Federal capital loss carryforwards, the valuation allowance previously established against this deferred tax asset was reduced by $1,557,000. In addition, management has concluded that a valuation allowance of $176,000 should be recorded against deferred tax assets related to certain state net operating loss carryforwards. The utilization of these deferred tax assets requires sufficient taxable income in the respective state jurisdictions.

Results of Operations

Comparison of the Three Months Ended May 31, 2014 and 2013 (unaudited)

Revenues and Gross Profit ($ in thousands)

	Three Months Ended May 31,		$	%
	2014	2013	Change	Change

Revenues	$36,253	$31,368	$4,885	15.6%
Cost of revenues	26,014	22,405	3,609	16.1

Gross profit	$10,239	$8,963	$1,276
Gross margin %	28.2%	28.6%		(0.4)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, freight charges by the Company to its customers, and rental income from EACO owned properties. The Company is not expected to have rental income in future periods as a result of the sale of its Sylmar properties in June 2014. The increase in revenues in the three months ended May 31, 2014 (“Q3 2014”) as compared to the three months ended May 31, 2013 (“Q3 2013”) was largely due to increased unit sales, resulting from the Company focusing on relationship building programs with current and potential customers. Revenues have also increased due to significant increases in sales personnel hired in the previous year becoming more efficient and selling towards the peak of their potential.

Additionally, the Company’s sales force is divided into Sales Focus Teams (“SFTs”). These teams generally focus the majority of their time on specific industries, product lines and/or geographic regions and are designed to assist the Company in increasing market share in specific areas and, as a result, increase sales. The Company increased the number of its SFTs by 5% from the same quarter in the prior year, from 92 SFTs as of May 31, 2013 to 97 SFTs as of May 31, 2014.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended May 31,		$	%
	2014	2013	Change	Change

Selling, general and administrative expenses	$8,021	$7,708	$313	4.1%
Percent of revenues	22.1%	24.6%		(2.5)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q3 2014 increased from Q3 2013 largely due to increased salaries and salary related expenses. Employee headcount increased by 10 employees, or 2.5%, from 407 in Q3 2013 to 417 in Q3 2014.

SG&A decreased as a percent of revenues in Q3 2014 primarily due to sales employees hired in the previous year working and selling at a higher efficiency. It generally takes approximately a year before new sales employees generate revenues comparable to existing sales employees as they must undergo training and become accustomed to company policies and procedures. In Q3 2013, sales employees increased 9% as compared to Q3 2012, as opposed to a 0% increase in Q3 2014 when compared to Q3 2013.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended May 31,		$	%
Other income (expense):	2014	2013	Change	Change
Net gain on trading securities	$8	$85	$(77)	(90.6)%
Gain on sale of real property	--	240	(240)	(100.0)
Interest expense, net	(85)	(158)	73	46.2

Other (expense) income, net	$(77)	$167	$(244)
Other (expense) income, net as a percent of revenues	(0.2)%	0.5%		(0.7)%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2014 and Q3 2013, the Company recognized $8,000 and $85,000, respectively, in net realized and unrealized gains. Gains in the current period were due primarily to an increase in the value of the Company’s holdings, primarily in its long positions. Gains in the prior year quarter were primarily due to an increase in the value of several of the short positions the Company was holding at that time.

Interest expense decreased $73,000 or 46.2% for the three months ended May 31, 2014 as compared to the same period in 2013. The decrease was primarily attributable to the lower balance held on the Company’s line of credit with Community Bank during the current year period. The amount outstanding under the line of credit as of May 31, 2014 and 2013 was approximately $5,113,000 and $6,465,000, respectively.

Income Tax Provision (Benefit) ($ in thousands)

	Three Months Ended May 31,		$	%
	2014	2013	Change	Change

Income tax provision (benefit)	$(156)	$138	$(294)	(213.0)%
Percent of pre-tax net income	(7.3)%	9.7%		(17.0)%

The provision for income taxes decreased by $294,000 in the three month period ended May 31, 2014 over the prior year period. The income tax benefit was primarily the result of a decrease in the valuation allowance related to the capital loss carryforwards. This significantly lowered the Company’s effective tax rate, which caused an overall decrease of the income tax provision.

Comparison of the Nine Months Ended May 31, 2014 and May 31, 2013 (unaudited)

Revenues and Gross Profit ($ in thousands)

	Nine Months Ended May 31,		$	%
	2014	2013	Change	Change

Revenues	$98,210	$89,148	$9,062	10.2%
Cost of revenues	70,555	64,038	6,517	10.2

Gross profit	$27,655	$25,110	$2,545
Gross margin %	28.2%	28.2%		0.0%

Revenues increased in the nine months ended May 31, 2014 as compared to the prior year period largely due to increased unit sales, resulting from the Company’s focus on relationship building programs with current and potential customers. Revenues have also increased due to the large increase in sales personnel hired in the previous year becoming more efficient and selling towards the peak of their potential. The Company increased the number of SFTs by 5% as compared to the same period in the prior year, from 92 SFTs as of May 31, 2013 to 97 SFTs as of May 31, 2014.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended May 31,		$	%
	2014	2013	Change	Change

Selling, general and administrative expenses	$23,827	$22,318	$1,509	6.8%
Percent of revenues	24.3%	25.0%		(0.7)%

SG&A for the nine months ended May 31, 2014 increased from the nine months ended May 31, 2013 largely due to increased salaries and salary related expenses, primarily due to the higher overall headcount in the current year. Overall employee headcount increased by 10 employees, or 2.5%, from 407 at May 31, 2013 to 417 at May 31, 2014.

There is a decrease in the SG&A as a percent of revenues due to sales employees hired in the previous year working and selling at a higher efficiency. It generally takes approximately a year before new sales employees generate revenues comparable to existing sales employees as they must go through training and become accustomed to the company policies and procedures. At May 31, 2013, there was an increase of sales employees of 9% when comparing May 31, 2013 to May 31, 2012, as opposed to a 0% increase at May 31, 2014 when compared to the same period in 2013.

Other (Expense) Income, Net ($ in thousands)

	Nine Months Ended May 31,		$	%
Other (expense) income:	2014	2013	Change	Change
Net loss on trading securities	$(49)	$(34)	$(15)	(44.1)%
Gain on sale of real property	535	780	(245)	(31.4)
Interest expense, net	(296)	(491)	195	39.7
Other income, net	$190	$255	$179
Other income, net as a percent of revenues	0.2%	0.3%		(0.1)%

During the nine months ended May 31, 2014, the Company recognized approximately $49,000 in net realized and unrealized losses. The Company experienced net realized and unrealized losses of approximately $34,000 during the nine months ended May 31, 2013. Losses in the current period and prior period were due to decreases in the value of the Company’s holdings, primarily as a result of short positions.

The Company recognized a gain of $535,000 in the current period related to the sale of the Company’s restaurant property in Orange Park, Florida “Orange Park Property” in October 2013. In the prior year period, the company recognized a gain of approximately $540,000 and $240,000 from the sale of the Deland and Brooksville properties, respectively.

Income Tax Provision ($ in thousands)

	Nine Months Ended May 31,		$	%
	2014	2013	Change	Change

Income tax provision	$548	$739	$(191)	(25.8)%
Percent of pre-tax net income	13.6%	24.3%		(10.7)%

The provision for income taxes decreased by approximately $191,000 in the nine months ended May 31, 2014 over the prior year period. The lower effective tax rate is a result of a release in the valuation allowance related to the capital loss carryforwards.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (0.23% and 0.26% for the 90 day LIBOR at May 31, 2014 and August 31, 2013, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at May 31, 2014 and August 31, 2013). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The line of credit agreement expires on March 1, 2016. The amounts outstanding under this line of credit as of May 31, 2014 and May 31, 2013 were $5,113,000 and $6,479,000, respectively. Availability under the line of credit was $4,887,000 and $3,521,000 at May 31, 2014 and August 31, 2013, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2014 and August 31, 2013, the Company was in compliance with all such covenants.

In October 2013, the Company renegotiated its mortgage on the Sylmar Properties with Community Bank.   As modified, principal and interest payments totaling $26,627 are due monthly and interest is fixed at 3.75%. As of May 31, 2014 and August 31, 2013, the outstanding balance due on the loan with Community Bank, collateralized by the Sylmar Properties, was approximately $4,883,000 and $5,035,000, respectively. Such loan was classified as liabilities of assets held for sale on the accompanying condensed consolidated balance sheets as of May 31, 2014 and August 31, 2013. In June 2014, the Company completed the sale of the Sylmar Properties and paid off the mortgage in full.

In November 2013, the Company reached a tentative agreement to settle for $1,250,000 in cash the largest remaining workers’ compensation claim related to the Company's discontinued restaurant operations. The settlement is subject to approval by the Centers for Medicare & Medicaid Services and will be paid in lump sum upon such approval.

Cash Flows from Operating Activities

Cash provided by operating activities was $612,000 for the nine months ended May 31, 2014 as compared with cash provided by operations of $251,000 for the nine months ended May 31, 2013. The current period cash provided by operating activities is primarily due to the increase in net income and a decrease in accrued expenses.

This was partially offset by an increase in trade accounts receivable and inventory. The increase in trade accounts receivable and inventory was primarily due to increased sales in the current period. Further, the trade accounts receivable increased due to the timing of orders received and higher sales to large customers that qualify for extended terms. Extended terms are only granted to customers that are of high credit quality. The prior year cash provided by operating activities was primarily due to net income in the period and an increase in deferred tax assets.

Cash Flows from Investing Activities

Cash provided by investing activities was $192,000 for the nine months ended May 31, 2014 as compared with cash provided of $2,235,000 for the nine months ended May 31, 2013. The decrease in investing activities comparing the nine months ended Q3 2014 to Q3 2013 is primarily due to selling the Deland and Brooksville Properties in the prior year period.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended May 31, 2014 was $694,000 as compared with cash used of $2,797,000 for the nine months ended May 31, 2013. Cash used in financing activities for the current period is primarily due to payments on the Company’s line of credit in 2014. The cash used by financing activities for the nine months ended May 31, 2013 consisted mainly of paying down the Company’s long-term debt.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings under its line of credit.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013 as filed with the SEC on November 29, 2013.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office. Given the recent economic slowdown, we may not be able to continue to open or grow new offices at our projected rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of May 31, 2014, the number of shares held by non-affiliates of Mr. Ceiley is less than 80,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to satisfy on a timely basis our cash needs through external financing. However, external financing may not be available on acceptable terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 25, 2014, Bisco Industries, Inc. (“Bisco”), a wholly owned subsidiary of EACO Corporation, entered into a Change in Terms Agreement with Community Bank (the “Amendment”). The Amendment modifies the Business Loan Agreement dated June 1, 2007 between Bisco and Community Bank and the related Promissory Note (collectively, the “Agreement”) to extend the expiration date of the line of credit under the Agreement from March 1, 2015 to March 1, 2016.

Item 6. Exhibits

The following exhibits are filed as part of this report on Form 10-Q.

No.	Exhibit
2.1	Agreements effective March 27, 2014 by and between EACO Corporation and Selective Real Estate Investments for the sale and purchase of EACO’s real properties in Sylmar, CA (Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q filed with the SEC on April 14, 2014 is incorporated herein by reference)
2.2	First Amendment to Standard Offer, Agreement and Escrow Instructions effective May 27, 2014 by and between EACO Corporation, Brisa, Inc., dba Selective Real Estate Investments, and 12458 Gladstone Land, LLC (Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014 is incorporated herein by reference.)
2.3	First Amendment to Standard Offer, Agreement and Escrow Instructions effective May 27, 2014 by and between EACO Corporation, Brisa, Inc., dba Selective Real Estate Investments, and 12460 Gladstone Land, LLC (Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014 is incorporated herein by reference.)
10.1	Change in Terms Agreement dated April 25, 2014 by and between Bisco Industries, Inc. and Community Bank.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: July 15, 2014	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
2.1	Agreements effective March 27, 2014 by and between EACO Corporation and Selective Real Estate Investments for the sale and purchase of EACO’s real properties in Sylmar, CA (Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q filed with the SEC on April 14, 2014 is incorporated herein by reference)
2.2	First Amendment to Standard Offer, Agreement and Escrow Instructions effective May 27, 2014 by and between EACO Corporation, Brisa, Inc., dba Selective Real Estate Investments, and 12458 Gladstone Land, LLC (Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014 is incorporated herein by reference.)
2.3	First Amendment to Standard Offer, Agreement and Escrow Instructions effective May 27, 2014 by and between EACO Corporation, Brisa, Inc., dba Selective Real Estate Investments, and 12460 Gladstone Land, LLC (Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014 is incorporated herein by reference.)
10.1	Change in Terms Agreement dated April 25, 2014 by and between Bisco Industries, Inc. and Community Bank.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

