Form 10-K
period 2014-08-31
EACO CORP
filed 2014-11-28
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐  NO ☒

The aggregate market value of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the common stock on that date) held by non-affiliates of the registrant was approximately $150,000.

As of November 2014, 4,861,590 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. Forward-looking statements are based on our current expectations, estimates and forecasts of future events and results and involve a number of risks and uncertainties that could cause actual results to differ materially including, among other things, the following: failure of facts to conform to management estimates and assumptions; economic conditions and uncertainties; competitive pressures; our ability to maintain an effective system of internal controls over financial reporting; potential losses from trading in securities; our ability to retain key personnel and relationships with suppliers; the willingness of Community Bank or other lenders to extend financing commitments and the availability of capital resources; and other risks identified from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements. It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated. As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

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

2

PART I

Item 1.  Business

EACO Corporation (“EACO”) is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”). Bisco is a distributor of electronic components and fasteners with 45 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Operations

Products and Services

Bisco currently stocks over 87,000 items from more than 260 manufacturers. Bisco’s products include electronic components such as spacers and standoffs, card guides and ejectors, component holders and fuses, circuit board connectors, and cable components, as well as a large variety of fasteners and hardware. The breadth of Bisco’s products and extensive inventory provide a one-stop shopping experience for many customers.

Bisco also provides customized services and solutions for a wide range of production needs, including special packaging, bin stocking, kitting and assembly, bar coding, electronic requisitioning, and integrated supply programs, among others. Bisco works with its customers to design and develop systems to meet their specific needs.

Divisions

Bisco Industries

Bisco sells the full spectrum of products that it offers to all markets, but primarily sells to original equipment manufacturers (“OEMs”). While historically, the substantial majority of Bisco’s revenues have been derived from the Bisco Industries division, Bisco has also established additional divisions that specialize in specific industries and products. Bisco believes that the focus by industry and/or product enhances Bisco’s ability to provide superior service and devise tailored solutions for its customers.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2014, Bisco had more than 6000 active customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the fiscal year ended August 31, 2014 (“fiscal 2014”). For each of the fiscal years ended August 31, 2014 and 2013, Bisco’s top 20 customers represented in the aggregate approximately 11% of Bisco’s distribution sales.

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

Bisco sells its products primarily in the United States and Canada. Bisco’s international sales represented 7% of its sales for each of the fiscal years ended August 31, 2014 and 2013. Sales to customers in Canada accounted for approximately 58% and 56% of such international sales in the fiscal years ended August 31 2014 and 2013, respectively.

Suppliers

As of August 31, 2014, Bisco offered the products of over 260 manufacturers. The authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does provide kitting and packaging services for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2014.

Employees

As of August 31, 2014, the Company had 426 full time employees, of which 329 were in sales and marketing and 97 were in management, administration and finance.

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

As a result of the continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Sales of our products are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, the significant weakening of economic conditions on a global scale has caused some of our customers to experience a slowdown that has had adverse effects on our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

If we fail to maintain an effective system of internal controls over financial reporting or experience additional material weaknesses in our system of internal controls, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.

We have from time to time had material weaknesses in our internal controls over financial reporting due to deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of accounting principles generally accepted in the United States of America (“GAAP”) as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses, we may experience material weaknesses in the future and may fail to maintain a system of internal controls over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly ‘in accordance with GAAP’ our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

We have incurred significant losses in the past from trading in securities, and we may incur such losses in the future, which may also cause us to be in violation of covenants under our loan agreement.

Bisco has historically made investments in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead, and has led, to significant losses based on market conditions and trends. We may incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its revolving line of credit agreement with Community Bank. As of August 31, 2014 and 2013, Bisco had outstanding $1,684,000 and $6,479,000, respectively, under its agreement with Community Bank, which loan is secured by substantially all of Bisco’s assets and is guaranteed by Mr. Ceiley, our Chairman and CEO. The agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit, the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, an effective way to attract new customers has been opening new sales offices. One of our current business strategies focuses on opening and quickly growing new sales offices in markets or geographic regions with potential for growth. During the year ended August 31, 2014, we did not open any new sales office locations and we may not be able to open or grow new offices at desired or projected rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Glen Ceiley, our Chairman and CEO, owns approximately 98% of our outstanding voting stock. Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

Historically there has been limited trading of our common stock, and the volume of any sales is generally low. As of August 31, 2014, the number of shares held by non-affiliates of Mr. Ceiley is less than 50,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, all of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to satisfy our cash needs through external financing. However, external financing may not be available on acceptable terms on a timely basis or at all.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company's common stock is quoted on the OTCQB operated by the OTC Markets Group Inc., and previously on the OTC Bulletin Board, under the trading symbol "EACO"; however, there is no established public trading market for the Company’s common stock.  As of November 1, 2014, there were 203 shareholders of record of the Company’s common stock, which excludes individuals holding shares in street names. The closing sale price of the Company's common stock on November 10, 2014, the most recent date on which a sale of our shares occurred, was $7.24 per share.

The quarterly high and low sales information of the Company's common stock as quoted on such over-the-counter markets are set forth below.

	High	Low

Year Ended August 31, 2013
Quarter ended November 30, 2012	2.95	2.35
Quarter ended February 28, 2013	2.56	2.34
Quarter ended May 31, 2013	2.89	2.50
Quarter ended August 31, 2013	3.56	2.89

Year Ended August 31, 2014
Quarter ended November 30, 2013	4.00	3.20
Quarter ended February 28, 2014	3.85	3.40
Quarter ended May 31, 2014	3.79	3.01
Quarter ended August 31, 2014	7.60	3.10

As of August 31, 2014, the Company had no equity compensation plans. The Company did not grant or issue any unregistered shares during the year ended August 31, 2014.  The Company did not repurchase any of its own common stock during the year ended August 31, 2014.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Overview

From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. All the remaining activity from the restaurant operations is presented as discontinued operations in the accompanying consolidated financial statements. From June 2005 until the acquisition of Bisco in March 2010, our operations principally consisted of managing five real estate properties held for leasing in Florida and California. After the acquisition of Bisco and prior to the fiscal year ended August 31, 2013, the Company had two reportable business segments: the Distribution segment, which consisted of the operations of Bisco and its subsidiary, and the Real Estate Rental segment, which consisted of managing the rental properties in Florida and California. For fiscal 2013 and fiscal 2014, the Real Estate Rental segment represented less than 1% of the Company’s revenues. The Company sold its remaining two real estate properties during fiscal year 2014, selling the Orange Park Property in October 2013 and the Sylmar Properties in June 2014. Accordingly, beginning in fiscal 2014, the Company no longer reports its financial results under two separate segments. The applicable financial results of the former Real Estate Rental segment have been consolidated with the financial results of the Distribution segment for all periods presented in this report.

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

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2014 and 2013

Revenues and Gross Margin (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2014	2013	Change	Change

Revenues	$134,747	$120,432	$14,315	11.9%
Cost of revenues	97,710	86,600	11,110	12.8%
Gross profit	$37,037	$33,832	$3,205	9.5%
Gross margin	27.5%	28.1%		(0.6)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in fiscal 2014 compared to the year ended August 31, 2013 (“fiscal 2013”) was largely due to increased unit sales, resulting primarily from increased efficiencies from the Company’s employees. In the previous year, there were significant increases in sales personnel hired and they are now becoming more efficient and selling towards the peak of their potential. Revenues have also increased due to the Company focusing on relationship building programs with current and potential customers and by improving and expanding its website and online presence.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Year Ended August 31,			%
	2014	2013	$ Change	Change

Selling, general and administrative expense	$32,178	$30,132	$2,046	6.8%
Percent of sales	23.9%	25.0%		(1.1)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs. SG&A in fiscal 2014 increased from fiscal 2013 due largely to an increase in payroll related expenses. Employee headcount increased incrementally from 400 to 424, but stayed consistent at approximately 425 employees in fiscal 2014, resulting in an overall higher payroll expense in fiscal 2014.

As a percentage of distribution sales, SG&A decreased due to sales employees hired in the previous year working and selling at a higher efficiency in fiscal year 2014. It generally takes a year before new sales employees generate revenues comparable to existing sales employees as they must go through training and become accustomed to the company policies and procedures. The Company was able to increase its sales revenues while the Company minimized its overhead costs, which increased at a lower percentage.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
Other income (expense):	2014	2013	Change	Change
Realized (loss)/gain on sales of marketable trading securities	$(22)	$10	$(32)	(320.0)%
Unrealized gain on marketable trading securities	3	5	(2)	(40.0)
Gain on sale of assets	1,495	730	765	104.8
Interest expense, net	(307)	(584)	277	47.4
Other income (expense), net	$1,169	$161	$1,008
Other income (expense), net as a percent of sales	0.9%	0.1%		0.8%

Other income (expense) includes income or losses on investments in short-term marketable equity securities of other publicly-held domestic corporations, gain on sale of real estate assets and interest expense. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to improve return. The Company experienced net realized and unrealized loss from trading securities of $19,000 during fiscal year 2014 and net realized and unrealized gains from trading securities of $15,000 during fiscal 2013, due mainly to holding short positions during the year at a time of a general market increase.

For fiscal 2014, the Company sold the Orange Park Property and the Sylmar Properties in October 2013 and June 2014, respectively, realizing a total gain of $1,495,000. For fiscal 2013, the Company sold its real estate properties in Brooksville, Florida (the “Brooksville Property”) and in Deland, Florida (the “Deland Property) in January 2013 and April 2013, respectively, realizing a total gain of $730,000.

In addition, interest expense decreased in fiscal 2014 compared to fiscal 2013 due to the payoff of the mortgages on the Orange Park and Sylmar Properties in fiscal 2014 and a decrease in the amounts outstanding under the Company’s line of credit due to the cash generated from the Company’s operations and the sale of the real estate properties during fiscal 2014.

Income Tax Provision (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2014	2013	Change	Change

Income tax provision	$1,009	$1,309	$(300)	(22.9)%
Effective tax rate	16.7%	33.9%		(17.2)%

The provision for income taxes decreased by $300,000 in fiscal 2014 as compared to fiscal 2013, which was partly due to utilizing the capital loss carry forwards to offset the gain from the sale of the Orange Park and Sylmar Properties.

Liquidity and Capital Resources

The Company has historically been funded from positive cash flow from its operations. In addition, the Company has a revolving line of credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60 or 90 day LIBOR (the 90 day LIBOR at August 31, 2014 and 2013 was 0.23% and 0.26%, respectively) plus 1.75% or the bank’s reference rate (3.25% at August 31, 2014 and 2013). Borrowings are secured by substantially all assets of the Company and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement, as amended in April 2014, expires in March 2016. The amount outstanding under this line of credit as of August 31, 2014 and 2013 was $1,684,000 and $6,479,000, respectively. Availability under the line of credit was $8,316,000 and $3,521,000 at August 31, 2014 and 2013, respectively. The agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2014 and August 31, 2013, the Company was in compliance with all such covenants.

In June 2014, the Company completed the sale of the Sylmar Properties and paid off the related mortgage of approximately $5,005,000  in full. The loan was previously classified as long-term debt on the consolidated balance sheet as of August 31, 2013.

In July 2014, the Company settled the largest workers’ compensation claim related to the Company's discontinued restaurant operations for $1,250,000 in cash. The reserve related to this claim was approximately $2,236,000 at the time of the settlement. Accordingly, a gain of $592,000 net of income tax of $394,000 was recorded in the consolidated statement of operations as a gain on settlement of liabilities of discontinued operations as of August 31, 2014.

Cash Flows from Operating Activities

During fiscal 2014, the Company generated $1,179,000 in net cash from its operating activities. This was due primarily to net income of $5,611,000 in fiscal 2014 and an increase in trade accounts payable. This was offset in part by increases in accounts receivables and the non-cash gains related to the sale of real property and settlement of liabilities on discontinued operations.

During fiscal 2013, the Company generated $680,000 in net cash from its operating activities. This was due primarily to income before depreciation in fiscal 2013. This was offset in part by increases in inventory.

Cash Flows from Investing Activities

Net cash flow provided by investing activities was $10,266,000 for fiscal 2014. This was primarily due to the Company’s disposition of the Orange Park Property and Sylmar Property in fiscal 2014, resulting in net cash of $646,000 and $3,473,000, respectively. This increase was offset in part by the Company’s purchase of property and equipment, which consisted primarily of equipment and leasehold improvements during fiscal 2014.

Net cash flow provided by investing activities was $891,000 for fiscal 2013. This was primarily due to the Company’s disposition of the Brooksville Property and Deland Property in fiscal 2013, resulting in net cash of $579,000 and $650,000, respectively, plus $350,000 of the sale price of the Deland Property paid with a promissory note. This increase was offset in part by the Company’s purchase of property and equipment, which consisted primarily of equipment and leasehold improvements during fiscal 2013, and the Company’s purchase of a number of securities at the end of fiscal 2013.

Cash Flows from Financing Activities

Cash used in financing activities fiscal 2014 was $9,717,000 mainly due to the Company’s net payments during the year on its revolving credit facility and the repayment of the mortgages related to the Sylmar and Orange Park properties in connection with the sale of these properties in fiscal 2014.

Cash used in financing activities for fiscal 2013 was $2,974,000 mainly due to the Company’s net payments during the year on its revolving credit facility. Additionally, the Company repaid the mortgage related to the Brooksville Property in connection with the sale of that property in fiscal 2013.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings from banks and the leasing of certain equipment and facilities.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that debt agreements and obligations under capital leases are recorded as liabilities in the accompanying balance sheets while obligations under operating leases are disclosed in the Notes to the accompanying consolidated financial statements.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were effective as of August 31, 2014.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework.” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2014.

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

(c) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of November 1, 2014, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that the person should serve on the Board.

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

Glen F. Ceiley, 68, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of the Company since 1998. As the founder of Bisco with over 40 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry and growth and development of the Company.

Stephen Catanzaro, 61, has served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, since April 2004. Prior to that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco. Mr. Catanzaro has served as a director of the Company since 1999. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee.

Jay Conzen, 68, has served as the President of Old Fashioned Kitchen, Inc., a national food distributor, since April 2003 and as a Director since 2011. Prior to that, from October 1992 to April 2003, Mr. Conzen was the principal of Jay Conzen Investments, an investment advisor. Mr. Conzen also served as a consultant to EACO from August 1999 until January 2001 and from October 2001 to April 2003. Mr. Conzen has served as a director of the Company since 1998. Having served as an executive officer of several companies, Mr. Conzen offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by businesses. He also served as a certified public accountant for a number of years.

William L. Means, 71, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of the Company since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Donald S. Wagner, 52, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco from November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the Defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, 33, has served as the Controller of EACO and Bisco since May 2014. Prior to his promotion as Controller, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, 34, has served as the Vice President of Sales and Marketing of Bisco since September 2012. Prior to such promotion, Mr. Ceiley was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communication from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain officers of the Company and its directors, and persons who beneficially own more than ten percent of any registered class of the Company’s equity securities, to file reports of ownership in such securities and changes in ownership in such securities with the SEC. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates. For fiscal 2014, the following Form 4 filings were not made within two business days of the applicable transaction: (i) filing by Mr. Glen Ceiley for the sale on November 11, 2013 of 100 shares of common stock held in the Bisco Industries, Inc. Profit Sharing and Savings Plan and (ii) filing by Mr. Stephen Catanzaro for the sale on April 17, 2014 of 690 shares of common stock. Based solely on our review of copies of the reports on Forms 3, 4 and 5 received by us during or with respect to the fiscal year ended March 31, 2013 and written representations received from the reporting persons that no other reports were required, except as indicated in the foregoing sentence, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section. Based solely on a review of the reports and written representations provided to the Company by the above referenced persons, the Company believes that, with respect to fiscal year 2014, except as indicated above, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were timely satisfied.

Code of Ethical Conduct

The Company has adopted a code of ethics applicable to the Company’s senior executive and financial officers.  You may receive, without charge, a copy of the Financial Code of Ethical Conduct by contacting our Corporate Secretary at 1500 N. Lakeview Avenue, Anaheim, California 92807.

Audit Committee

The Audit Committee’s basic functions are to assist the Board in discharging its fiduciary responsibilities to the shareholders and the investment community in the preservation of the integrity of the financial information published by the Company, to maintain free and open means of communication between the Company’s directors, independent auditors and financial management, and to ensure the independence of the independent auditors.  The Board has adopted a written charter for the Audit Committee which is attached as Annex A to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, as filed with the SEC on April 8, 2013.  The Audit Committee charter is not available on the Company’s website.  Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means. As indicated in Item 13 below, the Board has determined that Messrs. Catanzaro, Conzen, and Means are independent as defined by the NASDAQ Stock Market’s Marketplace Rules. The Board has identified Mr. Conzen as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

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

The officers of EACO are Mr. Ceiley, the Chief Executive Officer, and Mr. Michael Narikawa, the Controller. Due to the nature of EACO’s operations and related financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2014 and fiscal 2013. However, both of them receive compensation from Bisco for their services to Bisco.

All compensation for the named executive officers for fiscal 2014 and fiscal 2013 were paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Bisco currently does not pay bonuses or other incentive compensation to the named executive officers.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2014 and fiscal 2013 by (i) our Chief Executive Officer, (ii) two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2014 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

Name and Principal			All Other
Position	Fiscal Year	Salary	Compensation	Total
Glen F. Ceiley,	2014	$350,000	$—	$350,000
Chief Executive Officer and	2013	335,000	—	335,000
Chairman of the Board of EACO and Bisco
Donald Wagner,	2014	222,000	—	222,000
President of Bisco	2013	216,000	—	216,000
Zachary Ceiley, Vice President	2014	138,000	—	138,000
of Sales and Marketing of Bisco	2013	142,000	—	142,000

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2014 to any named executive officer and no outstanding equity awards were held by the named executive officers at August 31, 2014.

Director Compensation

The Company pays $10,000 per year in cash to each director not employed by EACO or its subsidiary as compensation for their services. In addition, directors who do not receive a salary from EACO or its subsidiary receive a fee of $500 for each Board meeting attended. No fees are awarded to directors for attendance at meetings of the Audit Committee or the Executive Compensation Committee of the Board.

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2014. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

Director	Fees Earned or Paid in Cash	All Other Compensation	Total

Stephen Catanzaro	$12,000	$–	$12,000
Jay Conzen	12,000	–	12,000
William Means	12,000	–	12,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of November 15, 2014 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares of
Name and Address of	Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)
Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,821,734	98.4%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	140	*
Michael Narikawa	—	—
All executive officers and directors as a group (7 persons)(3)	4,822,196	98.4%

*	Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Avenue, Anaheim, CA 92807.

(2)	Based on 4,861,590 shares outstanding as of November 1, 2014.

(3)	Includes (i) 4,705,313 shares held directly by Mr. Ceiley; (ii) 6,000 shares held by Mr. Ceiley’s wife; (iii) 839 shares held in his IRA; and (iv) 40,000 shares issuable upon conversion of the 36,000 shares of Series A Cumulative Convertible Preferred Stock (not including any dividends accrued but not yet paid) held by Mr. Ceiley. Mr. Ceiley has the sole power to vote and dispose of the shares of common stock he owns individually.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Since September 1, 2012, except as described below or under Item 11 (Executive Compensation), there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Company leases three buildings under operating lease agreements from its CEO and majority shareholder, Glen Ceiley. During the years ended August 31, 2014 and 2013, the Company paid approximately $625,000 and $592,000, respectively, in rent with respect to these leases.

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

Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means.

Item 14.  Principal Accounting Fees and Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2014 and fiscal 2013, the Audit Committee pre-approved all services performed for the Company by the auditor.

Audit Fees

The aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), the Company’s independent accounting firm for the years ended August 31, 2014 and 2013 for professional services rendered for the audit of the financial statements included in the Company’s annual report on form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2014 and 2013 were $170,000 for each year.

Audit-Related Fees

The Company was not billed any audit-related fees by Squar Milner for the years ended August 31, 2014 and 2013.

Tax Fees

The Company was not billed any fees by Squar Milner for the years ended August 31, 2014 and 2013 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

The Company was not billed any fees by Squar Milner for the years ended August 31, 2014 and 2013 for products and services provided to the Company, other than for the services described above.

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

EACO Corporation

November 28, 2014	/s/ Glen Ceiley
By: Glen Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and
principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/28/14
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Controller (principal accounting officer)	11/28/14
Michael Narikawa

/s/ Steve Catanzaro	Director	11/28/14
Steve Catanzaro

/s/ Jay Conzen	Director	11/28/14
Jay Conzen

/s/ William Means	Director	11/28/14
William Means

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

EACO Corporation

Anaheim, California

We have audited the accompanying consolidated balance sheets of EACO Corporation and Subsidiaries (the “Company”) as of August 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EACO Corporation and Subsidiaries as of August 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda and Williamson, LLP

Newport Beach, California

November 28, 2014

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,	August 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$3,480	$1,507
Restricted cash, current portion	642	–
Trade accounts receivable, net	17,795	14,438
Inventory, net	14,863	14,272
Marketable securities, trading	73	1,395
Assets held for sale	–	7,988
Prepaid expenses and other current assets	1,104	619
Total current assets	37,957	40,219

Non-current Assets:
Restricted cash, non-current	322	548
Equipment and leasehold improvements, net	1,603	1,396
Other assets	1,001	2,317
Total assets	$40,883	$44,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$11,192	$9,315
Accrued expenses and other current liabilities	3,508	2,880
Liabilities of discontinued operations – short-term	48	146
Liability for short sales of trading securities	642	–
Liabilities of assets held for sale	–	5,397
Total current liabilities	15,390	17,738

Non-current Liabilities:
Liabilities of discontinued operations – long-term	274	2,410
Deposit liability	–	87
Long-term debt	1,728	6,534
Total liabilities	17,392	26,769

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	1,065	820
Retained earnings	9,998	4,463
Total shareholders’ equity	23,491	17,711
Total liabilities and shareholders’ equity	$40,883	$44,480

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	August 31,
	2014	2013
Revenues	$134,747	$120,432
Cost of revenues	97,710	86,600
Gross margin	37,037	33,832
Operating expenses:
Selling, general and administrative expenses	32,178	30,132
Income from operations	4,859	3,700

Other income (expense):
Net (loss) gain on trading securities	(19)	15
Gain on sale of property	1,495	730
Interest and other expense, net	(307)	(584)
Total other income (expense)	1,169	161
Income from continuing operations before income taxes	6,028	3,861
Provision for income taxes	1,009	1,309
Net income from continuing operations	5,019	2,552
Discontinued operations:
Gain on settlement of liabilities of discontinued operations, net of tax $394	592	–
Net Income	5,611	2,552
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$5,535	$2,476

Basic and diluted earnings per share
Net Income from continuing operations	$1.02	$0.51
Net Income from discontinued operations	0.12	–
Net income attributable to common shareholders	1.14	0.51

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

 See accompanying notes to consolidated financial statements.

F-3

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Year Ended
	August 31, 2014	August 31, 2013
Net income	$5,611	$2,552
Other comprehensive income, net of tax:
Foreign translation gain	245	342

Total comprehensive income	$5,856	$2,894

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2014 and 2013

(in thousands, except share information)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholder
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2012	36,000	$1	4,861,590	$49	$12,378	$478	$1,987	$14,893

Preferred dividends							(76)	(76)
Net income							2,552	2,552
Comprehensive income:
Foreign translation gain						342		342
Comprehensive income								2,894
Balance, August 31, 2013	36,000	1	4,861,590	49	12,378	$820	4,463	17,711

Preferred dividends							(76)	(76)
Net income							5,611	5,611
Comprehensive income:
Foreign translation gain						245		245
Comprehensive income								5,856
Balance, August 31, 2014	36,000	$1	4,861,590	$49	$12,378	$1,065	$9,998	$23,491

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	August 31,
	2014	2013
Operating activities:
Net income	$5,611	$2,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	539	616
Bad debt expense	12	137
Inventory reserve	100	(48)
Gain on sale of property	(1,495)	(730)
Gain on settlement of liabilities on discontinued operations	(986)	-
Net loss (gain) on investments	19	(15)
(Increase) decrease in:
Trade accounts receivable	(3,369)	(602)
Inventory	(691)	(2,035)
Prepaid expenses and other assets	831	574
Increase (decrease) in:
Trade accounts payable	1,332	50
Accrued expenses and other current liabilities	610	398
Deposit liability	(87)	(60)
Liabilities of discontinued operations	(1,247)	(157)
Net cash provided by operating activities	1,179	680

Investing activities:
Purchase of property and equipment	(746)	(756)
Sale of marketable securities, trading	1,303	0
Proceeds from securities sold short	642	(1,183)
Proceeds from sale of property	9,483	2,830
Change in restricted cash	(416)	-
Net cash provided by investing activities	10,266	891

Financing activities:
Payments on revolving credit facility	(4,797)	(971)
Payment of preferred dividend	(57)	(76)
Bank overdraft	545	(254)
Payments on long-term debt - real estate held for sale	(5,397)	-
Payments on long-term debt	(11)	(1,673)
Net cash (used in) financing activities	(9,717)	(2,974)
Effect of foreign currency exchange rate changes on cash and cash equivalents	245	342
Net increase (decrease) in cash and cash equivalents	1,973	(1,061)

Cash and cash equivalents - beginning of period	1,507	2,568
Cash and cash equivalents - end of period	$3,480	$1,507

Supplemental disclosures of cash flow information:
Cash paid for interest	$296	$815

Cash paid for taxes	$666	$276

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

Note 1.	Organization and Basis of Presentation

EACO Corporation (“EACO”) is a holding company, primary comprised of is its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”). Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 45 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

EACO was incorporated in the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants. As of August 31, 2014, the only remaining activity of EACO relates to its self-insured workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets.

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

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged a certificate of deposit of $322,000 at August 31, 2014. The collateral amount was reduced during the year ended August 31, 2014 due to a settlement of the largest workers compensation claim in July 2014. See Note 9 for further discussion.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 and $183,000 at August 31, 2014 and 2013, respectively.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,024,000 and $924,000 at August 31, 2014 and 2013, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Real Estate Properties Held for Leasing

During fiscal 2014, the Company sold its remaining real estate properties, comprised of the Orange Park Property and the Sylmar Properties, in October 2013 and June 2014, respectively.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost net of accumulated amortization. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term, whichever is less. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in earnings.

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

These securities are stated at fair value, which is determined using the quoted closing or latest bid prices at each reporting date. Realized gains and losses on investment transactions are determined by the average cost method and are recognized as incurred in the consolidated statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the market value of investment holdings during the period. At August 31, 2014 and 2013, marketable securities consisted of equity securities (including equity options) of publicly-held domestic companies.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of goods sold, and were approximately $2,407,000 and $2,257,000 for the years ended August 31, 2014 and 2013, respectively.

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

Leases

Certain Company leases for its sales offices and distribution centers provide for minimum annual payments that adjust over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense.

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2014 and 2013 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of convertible preferred stock, which were outstanding at August 31, 2014 and 2013. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2014 and 2013 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the years ended August 31, 2014 and 2013. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the years ended August 31, 2014 and August 31, 2013 were $0.93 and $0.95 respectively.

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

Net sales to customers outside the United States and related trade accounts receivable were approximately 7% and 10% of total sales and trade accounts receivable, respectively, at August 31, 2014, and 7% and 5%, respectively, at August 31, 2013. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2014 or 2013.

Total assets held outside the United States comprised 6% as of August 31, 2014 and 2013.

Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities

The Company’s financial instruments other than its marketable securities include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, line of credit, accrued expenses and long-term debt. Management believes that the fair value of these financial instruments approximate their carrying amounts based on current market indicators, such as prevailing interest rates. The Company’s marketable securities are measured at fair value on a recurring basis (see Note 13).

During the years ended August 31, 2014 and 2013, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

Reclassifications

The Company reclassified the prior year presentation of its real estate assets and liabilities to conform to the current year presentation. Specifically, we noted the following significant reclassifications:

(In thousands)	As presented in August 31, 2013 10-K	As presented in August 31, 2014 10-K
Assets:
Assets held for sale	460	7,988
Real estate properties held for leasing, net	7,283	-
Deferred tax asset, current	1,712	-
Other assets	850	2,317
Total Assets:	10,305	10,305

Liabilities:
Liabilities of assets held for sale	362	5,397
Current portion of long-term debt	172	-
Long-term debt	11,397	6,534
	11,931	11,931

Note 3.	Real Estate Properties

As of August 31, 2013, the Company’s real estate comprised properties located in Sylmar, California (the “Sylmar Properties”) and Orange Park, Florida (the “Orange Park Property”). In October 2013, the Company sold the Orange Park Property for $1,138,500 in cash and paid off the related mortgage. The sale of this property resulted in a net gain of approximately $535,000. In June 2014, the Company completed the sale of the Sylmar Properties for $9,125,000 in cash and paid off the related mortgage off in full, resulting in a net gain of approximately $960,000. The associated land, buildings and improvements and related liabilities classified as real estate properties held for leasing on the accompanying consolidated balance sheets as of August 31, 2013.

Additionally, the gross profit from rental operations relating to the Orange Park and Sylmar Properties were netted against selling, general and administrative expenses in the accompanying consolidated statements of operations, as such amounts were considered immaterial for the years ended August 31, 204 and 2013 for separate presentation as discontinued operations.

Note 4.	Equipment and Leasehold Improvements

Equipment and leasehold improvements are summarized as follows:

	August 31, 2014	August 31, 2013
Machinery and equipment	$5,170,000	$4,584,000
Furniture and fixtures	807,000	793,000
Vehicles	138,000	138,000
Leasehold improvements	1,528,000	1,463,000
	7,643,000	6,978,000
Less accumulated depreciation and amortization	(6,040,000)	(5,582,000)

	$1,603,000	$1,396,000

For the years ended August 31, 2014 and 2013, depreciation expense was $446,000 and $443,000 respectively.

Note 5.	Long-Term Debt

Long-term debt is summarized as follows:

	August 31,	August 31,
	2014	2013
Line of credit to Community Bank	1,684,000	6,479,000
Note payable to BMW Bank of North America, secured by automobile, monthly principal and interest payments totaling $901, interest at 0.9%, due June 2018	44,000	55,000
	$1,728,000	$6,534,000

The Company has a revolving credit agreement with Community Bank, which currently provides for borrowings of up to $10.0 million and bears interest at either the 30, 60 or 90 day LIBOR (the 90 day LIBOR at August 31, 2014 and 2013 was 0.23% and 0.26%, respectively) plus 1.75% or the bank’s reference rate (3.25% at August 31, 2014 and 2013). Borrowings are secured by substantially all assets of the Company and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement, as amended in April 2014, expires in March 2016. The amount outstanding under this line of credit as of August 31, 2014 and 2013 was $1,684,000 and $6,479,000, respectively. Availability under the line of credit was $8,316,000 and $3,521,000 at August 31, 2014 and 2013, respectively. The agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2014 and August 31, 2013, the Company was in compliance with all such covenants.

The scheduled payments for the above loans are as follows:

Years Ending August 31,
2015	$11,000
2016	1,695,000
2017	11,000
2018	11,000
$1,728,000

Note 6.	Liabilities of Assets Held for Sale

Liabilities of Assets Held for Sale is summarized as follows at August 31, 2013:

Note payable to Community Bank, secured by the Sylmar properties, monthly principal and interest payment totaling $39,700, interest at 6.0%. This note payable was paid in full in connection with the sale of the Sylmar properties.	5,035,000
Note payable to GE Capital Franchise Finance Corporation, secured by the Orange Park property, monthly principal and interest payments totaling $10,400, interest at thirty-day LIBOR rate +3.75% (minimum interest rate of 7.3%). This note payable was paid in full in connection with the sale of the Orange Park propertu.	362,000
$5,397,000

Note 7.	Shareholders’ Equity

Earnings Per Common Share (EPS)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	For the year ended August 31,
(In thousands, except per share information)	2014	2013
EPS– basic and diluted:
Net income	$5,611	$2,552
Less: undeclared cumulative preferred stock dividends	(76)	(76)
Net income available to common shareholders for basic and diluted EPS computation	5,535	2,476
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings per common share – basic and diluted	$1.14	$0.51

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

The Company has a defined contribution 401(k) profit sharing plan for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under this plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $206,000 and $184,000 for the years ended August 31, 2014 and 2013, respectively.

Note 9.	Discontinued Operations

In July 2014, the Company completed a cash settlement of its largest workers’ compensation claim for $1,250,000. The reserve related to this claim was approximately $2,236,000 at the time of the settlement. Accordingly, a gain of $592,000 net of income tax of $394,000 was recorded in the consolidated statement of operations as a gain on settlement of liabilities of discontinued operations as of August 31, 2014. As of August 31, 2014 and 2013, the estimated claim liability was $322,000 and $2,556,000, respectively.

Note 10.	Income Taxes

The following summarizes the Company’s provision for income taxes on income from continuing and discontinued operations:

	For the Year Ended August 31,
	2014	2013
Current:
Federal	$751,000	$467,000
State	214,000	269,000
Foreign	9,000	(94,000)
	974,000	642,000

Deferred:
Federal	(343,000)	1,113,000
State	378,000	(446,000)
Foreign	-	-
	35,000	667,000
Total	$1,009,000	$1,309,000

Income taxes for the years ended August 31, 2014 and August 31, 2013 differ from the amounts computed by applying the federal statutory corporate rates of 34% to the pre-tax income from continuing operations.

The differences are reconciled as follows:

	For the Year Ended August 31,
	2014	2013
Current:
Expected income tax benefit at statutory rate	$2,085,000	$1,335,000
Increase (decrease) in taxes due to:	-
State tax, net of federal benefit	287,000	197,000
Permanent differences	29,000	24,000
Change in deferred tax asset valuation allowance	(919,000)	(2,392,000)
Other, net	(473,000)	2,145,000
Income tax expense (benefit)	$1,009,000	$1,309,000

The components of deferred taxes at August 31, 2014 and 2013 are summarized below:

	August 31,
	2014	2013
Deferred tax assets:
Net operating loss	$527,000	$432,000
Capital losses	99,000	1,344,000
Allowance for doubtful accounts	4,000	49,000
Accrued expenses	333,000	186,000
Accrued worker's compensation	125,000	987,000
Inventory reserve	644,000	618,000
Unrealized losses on investment	(51,000)	(37,000)
Excess of tax over book depreciation	(131,000)	562,000
Other	331,000	267,000
Total deferred tax assets	1,881,000	4,368,000
Valuation allowance	(576,000)	(1,495,000)
	1,305,000	2,873,000
Deferred tax liabilities:
Deferred gains	–	(1,140,000)
Total deferred tax liabilities	–	(1,140,000)

Total deferred tax assets	$1,305,000	$1,733,000

At August 31, 2014, the Company has state net operating losses (NOLs) of approximately $11,000,000, which will begin to expire in fiscal year 2017. The Company did not have any federal NOLs at August 31, 2014. The Company also had capital loss carryforwards of approximately $258,000 which are deductible only to the extent the Company has future capital gains.

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

On January 1, 2007, we adopted ASC 740 “Income Taxes”, formerly the Financial Accounting Standards Board FASB Interpretation No. 48 an interpretation of FASB Statement No. 109 (ASC 740). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company has no liability for unrecognized tax benefit related to tax positions for either the August 31, 2013 year end or the August 31, 2014 year end.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of August 31, 2014, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S., Canada and various states. The Company’s tax years for 2010, 2011, 2012 and 2013 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2010.

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

The Company leases its facilities under operating lease agreements (three of which are with its majority shareholder – see Note 12), which expire on various dates through September 2019 and require minimum rental payments ranging from $1,000 to $32,000 per month. Certain of the leases contain options for renewal under varying terms.

Minimum future rental payments under operating leases are as follows:

Years ending August 31:
2015	$1,484,000
2016	891,000
2017	297,000
2018	256,000
Thereafter	22,000
$2,950,000

Rental expense for all operating leases for the years ended August 31, 2014 and 2013 was approximately $1,975,000 and $1,758,000, respectively.

Note 12.	Related Party Transactions

The Company leases three buildings under operating lease agreements from its CEO and majority stockholder. During the years ended August 31, 2014 and 2013, the Company incurred approximately $625,000 and $592,000, respectively, of rent expense related to these leases.

Note 13.	Fair Value of Financial Instruments

Management estimates the fair value of its assets or liabilities measured at fair value based on the three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include marketable securities that are actively traded.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. The Company does not hold any Level 2 financial instruments.

Level 3: Unobservable inputs. The Company does not hold any Level 3 financial instruments.

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2014 and 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
August 31, 2014
Marketable securities	$73,000	-	-	$73,000

August 31, 2013
Marketable securities	$1,395,000	-	-	$1,395,000

Note 14.	Subsequent Events

Management has evaluated events subsequent to August 31, 2014, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

EXHIBIT INDEX

Number	Exhibit
2.1	Agreements effective March 27, 2014 by and between EACO Corporation and Selective Real Estate Investments for the sale and purchase of EACO’s real properties in Sylmar, CA (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2014, is incorporated herein by reference)
2.2	First Amendment to Standard Offer, Agreement and Escrow Instructions effective May 27, 2014 by and between EACO Corporation, Brisa, Inc., dba Selective Real Estate Investments, and 12458 Gladstone Land, LLC (Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2014, is incorporated herein by reference.)
2.3	First Amendment to Standard Offer, Agreement and Escrow Instructions effective May 27, 2014 by and between EACO Corporation, Brisa, Inc., dba Selective Real Estate Investments, and Selective 12460 Gladstone, LLC (Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2014, is incorporated herein by reference.)
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)
3.4	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company's registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.6	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.7	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.8	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.9	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.10	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
3.11	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.1	Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated October 9, 2002 between the Company and GE Capital Franchise Corporation (Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.2	Form of Consolidated, Amended and Restated Promissory Note between the Company and GE Capital Franchise Finance Corporation. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, Registration No. 33-1887, is incorporated herein by reference.)

Number	Exhibit
10.3	Loan Agreement dated October 9, 2002 between the Company and GE Capital Franchise Finance Corporation (Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.4	Environmental Indemnity Agreement dated October 9, 2002 between the Company and GE Capital Franchise Finance Corporation (Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.5	Administrative Services Agreement dated March 3, 2006 by and between EACO Corporation and Bisco Industries, Inc. (Exhibit 10.9 to the Company’s Transition Report on Form 10-K, filed with the SEC on December 23, 2009, is incorporated herein by reference.)
10.6	Business Loan Agreement dated March 28, 2008 by and between EACO Corporation and Zions First National Bank (Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.7	Promissory Note dated March 28, 2008 in the principal amount of $1,216,354 executed by EACO in favor of Zions First National Bank (Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.8	Commercial Guaranty dated March 28, 2008 executed by Glen Ceiley in favor of Zions First National Bank (Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.9	Business Loan Agreement dated November 9, 2007 by and between EACO Corporation and Community Bank (Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.10	Promissory Note dated November 9, 2007 in the principal amount of $5,875,000 executed by EACO in favor of Community Bank (Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.11	Commercial Guaranties dated November 9, 2007 executed in favor of Community Bank by each of Glen F. Ceiley, Bisco Industries, Inc. and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.12	Commercial Contract effective September 26, 2012, as amended through October 2, 2012, by and between EACO Corporation and Ka Bun Chan, relating to the sale of the real property located in Brooksville, Florida (Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.13	Business Loan Agreement dated June 1, 2007 by and between Bisco Industries, Inc. and Community Bank (Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.14	Promissory Note dated November 15, 2000 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.15	Change in Terms Agreements by and between Bisco Industries, Inc. and Community Bank dated May 1, 2001; July 1, 2001; September 1, 2001; October 19, 2001; April 30, 2002; June 17, 2002; August 28, 2002; September 16, 2002; October 28, 2002; January 24, 2003; March 27, 2003; June 1, 2003; October 1, 2003; December 1, 2003; February 1, 2004; May 1, 2004; June 23, 2004; August 1, 2004; February 1, 2005; April 1, 2005; April 1, 2006; March 28, 2007; June 1, 2007; July 13, 2007; March 27, 2008; May 15, 2008; March 3, 2009; March 23, 2010; April 16, 2010; October 1, 2010; January 3, 2011; March 1, 2011; May 10, 2012; and September 18, 2012 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.16	Commercial Security Agreement dated August 1, 2004 by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.17	Commercial Security Agreement dated March 23, 2010 by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

Number	Exhibit
10.18	Commercial Security Agreement dated March 23, 2010 by Bisco Industries, Inc. in favor of Community Bank. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.19	Promissory Note dated March 10, 2011 in the principal amount of $1,000,000 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.20	Commercial Guaranty dated May 1, 2004 executed by Glen F. Ceiley in favor of Community Bank (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.21	Commercial Guaranty dated May 15, 2008 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank (Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.22	Commercial Guaranty dated March 23, 2010 executed by EACO Corporation in favor of Community Bank (Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.23	Commercial Lease dated May 1, 2001, as amended through August 30, 2011, by and between Glen Ceiley and Bisco Industries (Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.24	Purchase Agreement effective January 10, 2013 by and between EACO Corporation and Chens Family Investments, LLC or assigns, relating to the sale of the real property located in Deland, Florida (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 15, 2013, is incorporated herein by reference.)
10.25	Promissory Note dated January 25, 2013 executed by Hao & Han, LLC in favor of EACO Corporation and the related Personal Guaranty Agreements by Rui Zhu Zheng and Min Chen, relating to the real property located in Deland, Florida (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 15, 2013, is incorporated herein by reference.)
10.26	Mortgage and Security Agreement dated January 25, 2013 executed by Hao & Han, LLC in favor of EACO Corporation, relating to te real property located in Deland Florida (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 15, 2013, is incorporated herein by reference.)
10.27	Change in Terms Agreement by and between Bisco Industries, Inc. and Community Bank dated March 26, 2013, relating to the line of credit (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 15, 2013, is incorporated herein by reference.)
10.28	Amendments, effective January 8, 2013, March 7, 2013 and March 12, 2013, to Commercial Contract dated September 26, 2012 by and between EACO Corporation and Ka Bun Chan relating to the sale of the real property located in Brooksville, Florida (Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.29	Purchase Agreement effective August 5, 2013, as amended through September 9, 2013, by and between EACO Corporation and WINLEE Property, Inc., relating to the sale of the real property located in Orange Park, Florida (Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.30	Change in Terms Agreement by and between EACO Corporation and Community Bank dated November 12, 2013, modifying the Promissory Note dated November 9, 2007 relating to the real property in Sylmar, California.(Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.31	Commercial Guaranty dated November 12, 2013 executed by Glen F. Ceiley in favor of Community Bank (Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.32	Commercial Guaranty dated November 12, 2013 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank in favor of Community Bank (Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)

Number	Exhibit
10.33	Commercial Guaranty dated November 12, 2013 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.34	Agreement effective February 26, 2014 by and between EACO Corporation and Ratner Property Management for the sale and purchase of EACO’s real properties in Sylmar, CA (which agreement was terminated on March 10, 2014) (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2014, is incorporated herein by reference)
10.35	Agreements effective March 27, 2014 by and between EACO Corporation and Selective Real Estate Investments for the sale and purchase of EACO’s real properties in Sylmar, CA (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2014, is incorporated herein by reference)
10.36	Change in Terms Agreement dated April 25, 2014 by and between Bisco Industries, Inc. and Community Bank (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 15, 2014, is incorporated herein by reference)
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
31.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document