Form 10-Q
period 2014-11-30
EACO CORP
filed 2015-01-16
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

As of January 14, 2015, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended November 30,
	2014	2013
Revenues	$33,234	$31,035
Cost of revenues	24,429	22,129
Gross margin	8,805	8,906
Operating expenses:
Selling, general and administrative expenses	8,114	7,779
Income from operations	691	1,127

Other (expense) income:
Net (loss) gain on trading securities	(43)	91
Gain on sale of property	—	535
Interest expense, net	—	(99)
Total other (expense) income, net	(43)	527
Income from operations before income taxes	648	1,654
Provision for income taxes	253	590
Net income	395	1,064
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$376	$1,045

Basic and diluted earnings per share
Net income per share attributable to common shareholders	$0.08	$0.21

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

2

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended November 30,
	2014	2013
Net income	$395	$1,064
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss) gain	(37)	70

Total comprehensive income	$358	$1,134

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	November 30,	August 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,032	$3,480
Restricted cash, current	2,437	642
Trade accounts receivable, net	16,906	17,795
Inventory, net	15,382	14,863
Marketable securities, trading	—	73
Prepaid expenses and other current assets	1,154	1,104
Total current assets	39,911	37,957

Non-current Assets:
Restricted cash, non-current	322	322
Equipment and leasehold improvements, net	1,603	1,603
Other assets	991	1,001
Total assets	$42,827	$40,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$12,097	$11,192
Accrued expenses and other current liabilities	1,796	3,508
Liabilities of discontinued operations – short-term	48	48
Liability for short sales of trading securities	2,437	642
Total current liabilities	16,378	15,390

Non-current Liabilities:
Liabilities of discontinued operations – long-term	258	274
Long-term debt	2,361	1,728
Total liabilities	18,997	17,392

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	1,028	1,065
Retained earnings	10,374	9,998
Total shareholders’ equity	23,830	23,491
Total liabilities and shareholders’ equity	$42,827	$40,883

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2014	2013
Operating activities:
Net income	$395	$1,064
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	132	148
Bad debt expense	31	142
Change in inventory reserve	11	14
Gain on sale of property	—	(535)
Net loss (gain) on investments	43	(91)
(Increase) decrease in:
Trade accounts receivable	860	(910)
Inventory	(530)	(235)
Prepaid expenses and other assets	(40)	141
Deferred tax asset	—	(100)
Increase (decrease) in:
Trade accounts payable	(262)	346
Accrued expenses and other current liabilities	(1,716)	(428)
Deposit liability	—	(24)
Liabilities of discontinued operations	(16)	(54)
Net cash (used in) operating activities	(1,092)	(522)

Investing activities:
Purchase of property and equipment	(133)	(252)
Proceeds from sale of marketable securities, trading	30	1,041
Net change in securities sold short	1,795	1,519
Proceeds from sale of property	—	1,139
Increase in restricted cash	(1,795)	(1,519)
Net cash (used in) provided by investing activities	(103)	1,928

Financing activities:
Borrowings (payments) on revolving credit facility	636	(67)
Payment of preferred dividend	(19)	(19)
Proceeds from bank overdraft	1,169	343
Payments on long-term debt - real estate held for sale	—	(452)
Payments on long-term debt	(2)	—
Net cash provided by (used in) financing activities	1,784	(195)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(37)	70
Net increase in cash and cash equivalents	552	1,281

Cash and cash equivalents - beginning of period	3,480	1,507
Cash and cash equivalents - end of period	$4,032	$2,788
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$100
Cash paid for taxes	$1,342	$674

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

Note 1.	Organization and Basis of Presentation

EACO Corporation (“EACO”) is a holding company, primarily comprised of is its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”). Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 45 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

EACO was incorporated in the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants. As of November 30, 2014, the only remaining activity of EACO relates to its self-insured workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s balance sheets.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. The condensed consolidated balance sheet as of August 31, 2014 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2014. Operating results for the three month period ended November 30, 2014 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged a certificate of deposit of $322,000 at November 31, 2014.

Trade Accounts Receivable, net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at November 30, 2014 and August 31, 2014.

Inventory, net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,035,000 and $1,024,000 at November 30, 2014 and August 31, 2014, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Income Taxes

Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including, but not limited to, scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance.

We provide tax contingencies, if any, for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments and estimates regarding tax issues, potential outcomes and timing.  Actual results could differ from those estimates.

Revenue Recognition

The Company generally recognizes revenue at the time of product shipment, as the Company’s shipping terms are FOB shipping point. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Earnings Per Common Share

Basic earnings per common share for the three months ended November 30, 2014 and 2013 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended November 30, 2014 and 2013. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the quarters ended November 30, 2014 and 2013 were $0.89 and $0.96, respectively.

Concentrations

Net sales to customers outside the United States were approximately 7% and 6% of total net sales for the three months ended November 30, 2014 and 2013, respectively, and related accounts receivable were approximately 11% and 10% of total accounts receivable at November 30, 2014 and August 31, 2014 respectfully.

No single customer accounted for more than 10% of revenues for the three months ended November 30, 2014 or 2013.

Note 3.	Debt

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.23% for the 90 day LIBOR at November 30, 2014 and August 31, 2014) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2014 and August 31, 2014). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2016.

The amounts outstanding under this line of credit as of November 30, 2014 and August 31, 2014 were $2,320,000 and $1,684,000, respectively. Availability under the line of credit was $7,680,000 and $8,316,000 at November 30, 2014 and August 31, 2014, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2014 and August 31, 2014, the Company was in compliance with all covenants.

Note 4.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share:

	For the Three Months Ended November 30,
	2014	2013
(In thousands, except per share data)
EPS:
Net income	$395	$1,064
Less: accrued preferred stock dividends	(19)	(19)
Net income available for common shareholders	$376	$1,045

Earnings per common share – basic and diluted	$0.08	$0.21

For the three months ended November 30, 2014 and 2013, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. The decrease in earnings per share when compared to the same period last year was primarily due to the sale of the Company’s real property located in Orange Park, Florida (“Orange Park Property”) in the previous year, which resulted in a gain of $535,000.

Note 5.	Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority shareholder, who is also the Company’s Chairman and CEO. During the three months ended November 30, 2014 and 2013, the Company incurred approximately $156,000 and $128,000, respectively, of expense related to these leases.

Note 6.	Real Estate Properties

During fiscal 2014, the Company sold its remaining real estate properties, comprised of the Orange Park Property and the properties located in Sylmar, California (“Sylmar Properties”), in October 2013 and June 2014, respectively.

Note 7.	Income Taxes

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

We provide tax contingencies, if any, for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing. Although the outcome of these tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

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

Overview

From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. All the remaining activity from the restaurant operations is presented as discontinued operations in the accompanying consolidated financial statements. From June 2005 until the acquisition of Bisco in March 2010, our operations principally consisted of managing five real estate properties held for leasing in Florida and California. After the acquisition of Bisco and prior to the fiscal year ended August 31, 2013 (“fiscal 2013”), the Company had two reportable business segments: the Distribution segment, which consisted of the operations of Bisco and its subsidiary, and the Real Estate Rental segment, which consisted of managing the rental properties in Florida and California. For fiscal 2013 and fiscal 2014, the Real Estate Rental segment represented less than 1% of the Company’s revenues. The Company sold its remaining two real estate properties during the fiscal year ended August 31, 2014 (“fiscal 2014”), selling the Orange Park Property in October 2013 and the Sylmar Properties in June 2014. Accordingly, beginning in fiscal 2014, the Company no longer reported its financial results under two separate segments. The applicable financial results of the former Real Estate Rental segment have been consolidated with the financial results of the Distribution segment for all periods presented in this report.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates. For additional description of the Company’s critical accounting policies, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014 as filed with the SEC on November 28, 2014.

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

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is frequently reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. At each fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. The Company pursues recovery of certain claims from an insurance carrier. Recoveries, if any, are recognized when realization is reasonably assured. No changes to the estimated liability were recorded during the three months ended November 30, 2014.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2014 and 2013 (unaudited)

Revenues and Gross Profit ($ in thousands)

	Three Months Ended November 30,		$	%
	2014	2013	Change	Change

Revenues	$33,234	$31,035	$2,199	7.1%
Cost of revenues	24,429	22,129	2,300	10.4

Gross profit	$8,805	$8,906	$(101)
Gross margin %	26.5%	28.7%		(2.2)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended November 30, 2014 (“Q1 2015”) as compared to the three months ended November 30, 2013 (“Q1 2014”) was largely due to increased unit sales, resulting from the Company focusing on relationship building programs with current and potential customers, as well as improving and expanding its website and online presence. Further, in fiscal 2013, there were significant increases in sales personnel hired and they are now becoming more efficient and selling towards the peak of their potential. It usually takes a new sales employee approximately one year before they can sell at the same rate as existing sales employees. The decrease in the gross margins in Q1 2015 as compared to Q1 2014 are primarily due to an increase in warehouse overhead expenses. Warehouse expenses have increased due to an increase in warehouse employee headcount by 19% when comparing Q1 2014 to Q1 2015.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended November 30,			%
	2014	2013	$ Change	Change

Selling, general and administrative expenses	$8,114	$7,779	$335	4.3%
Percent of revenues	24.4%	25.1%		(0.7)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q1 2015 increased from Q1 2014 largely due to an increase in payroll salaries due to annual raises and promotions.

SG&A decreased as a percent of revenues in Q1 2015 primarily due to a large number of sales employees hired in fiscal 2013 working and selling at a higher efficiency in Q1 2015. It generally takes a year before new sales employees generate revenues comparable to existing sales employees as they must undergo training and become accustomed to company policies and procedures.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended November 30,		$	%
Other income (expense):	2014	2013	Change	Change
Net gain (loss) on trading securities	$(43)	$91	$(134)	(147.3)%
Gain on sale of real property	—	535	(535)	(100.0)
Interest expense, net	—	(99)	99	(100.0)

Other (expense) income, net	$(43)	$527	$(570)
Other (expense) income, net as a percent of revenues	(0.1)%	1.7%		(1.8)%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2015, the Company recognized a net loss of $43,000 as compared to a net gain of $91,000 in Q1 2014 in net realized and unrealized gains. Losses in the current period were due primarily to a decrease in the value of short positions the Company held. Gains in the prior year quarter were due primarily to increases in the value of the Company’s holdings in Q1 2014, primarily in its long positions.

Interest expense decreased $99,000 or 100% for the three months ended November 30, 2014 as compared to the same period in fiscal 2013. The decrease was primarily attributable to the Company holding a zero balance on the Company’s line of credit with Community Bank during the majority of the current quarter period. Further, in the prior year period, there were mortgages related to property sold during fiscal 2014. The amount outstanding under the line of credit as of November 30, 2014 and 2013 was approximately $2,320,000 and $6,412,000, respectively.

Income Tax Provision ($ in thousands)

	Three Months Ended November 30,		$	%
	2014	2013	Change	Change

Income tax provision	$253	$590	$(337)	(57.1)%
Percent of pre-tax net income	39.0%	35.7%		3.3%

The provision for income taxes decreased by $337,000 in the three month period ended November 30, 2014 over the prior year period. This was a result of lower estimated taxable income in the current quarter as compared to the prior year period. The percent of pre-tax net income was lower in the prior year period due to a decrease in the valuation allowance recognized in the prior year period.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (0.23% for the 90 day LIBOR at November 30, 2014 and August 31, 2014) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2014 and August 31, 2014). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The line of credit agreement expires in March 2016. The amounts outstanding under this line of credit as of November 30, 2014 and November 30, 2013 were $2,320,000 and $6,412,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2014 and August 31, 2014, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

Cash used in operating activities was $1,092,000 for the three months ended November 30, 2014 as compared with cash used in operations of $522,000 for the three months ended November 30, 2013. The current period cash used by operating activities is primarily due to the decrease in accrued expenses and an increase in inventory.

This was partially offset by a decrease in trade accounts receivable. The prior year cash used in operating activities was primarily due to the gain resulting from the sale of the Orange Park Property and an increase in accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities was $103,000 for the three months ended November 30, 2014 as compared with cash provided by such activities of $1,928,000 for the three months ended November 30, 2013. The decrease in investing activities comparing Q1 2014 to Q1 2015 is primarily due to the Company’s sale of the Orange Park Property and sale of securities the Company was holding during Q1 2014.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2014 was $1,784,000 as compared with cash used of $195,000 for the three months ended November 30, 2013. Cash provided by financing activities for the current period is primarily due to borrowing on the Company’s line of credit and an increase in the bank overdraft in the current period. The cash used in financing activities for the three months ended November 30, 2013 consisted mainly of payments on the line of credit and pay off of certain long-term debt upon the sale of the Orange Park Property.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings under its line of credit.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014 as filed with the SEC on November 28, 2014.

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

Bisco has historically funded its operations in part from cash generated by trading in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead, and has led, to significant losses based on market conditions and trends. We may incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Community Bank. The agreement is secured by substantially all of Bisco’s assets and the obligations are guaranteed by Mr. Ceiley, our Chairman, CEO and majority shareholder. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit or the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office. Given the recent economic slowdown, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of November 30, 2014, the number of shares held by non-affiliates of Mr. Ceiley is less than 80,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to satisfy our cash needs through external financing. However, external financing may not be available on acceptable terms, on a timely basis or at all.

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

EACO CORPORATION
(Registrant)

Date: January 16, 2015	/s/ Glen Ceiley
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

