Form 10-Q
period 2015-02-28
EACO CORP
filed 2015-04-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

As of April 8, 2015, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Revenues	$34,427	$30,922	$67,661	$61,957
Cost of revenues	23,795	22,412	47,584	44,541
Gross margin	10,632	8,510	20,077	17,416
Operating expenses:
Selling, general and administrative expenses	8,778	8,027	17,532	15,806
Income from operations	1,854	483	2,545	1,610

Other (expense) income:
Net loss on trading securities	(13)	(148)	(56)	(57)
Gain on sale of property	-	-	-	535
Interest and other income (expense)	6	(112)	6	(211)
Other (expense) income, net	(7)	(260)	(50)	267
Income before income taxes	1,847	223	2,495	1,877
Provision for income taxes	728	114	981	704
Net income	1,119	109	1,514	1,173
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$1,100	$90	$1,476	$1,135

Basic and diluted earnings per share	$0.23	$0.02	$0.30	$0.23
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

1

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income	$1,119	$109	$1,514	$1,173
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss) gain	(56)	69	(81)	139
Total comprehensive income	$1,063	$178	$1,433	$1,312

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	February 28,	August 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,304	$3,480
Restricted cash, current	1,929	642
Trade accounts receivable, net	17,652	17,795
Inventory, net	15,570	14,863
Marketable securities, trading	-	73
Prepaid expenses and other current assets	1,059	1,104
Total current assets	40,514	37,957

Non-current Assets:
Restricted cash, non-current	208	322
Equipment and leasehold improvements, net	1,499	1,603
Other assets	995	1,001
Total assets	$43,216	$40,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$11,482	$11,192
Accrued expenses and other current liabilities	2,608	3,508
Liabilities of discontinued operations – short-term	48	48
Liability for short sales of trading securities	1,929	642
Total current liabilities	16,067	15,390

Non-current Liabilities:
Liabilities of discontinued operations – long-term	160	274
Long-term debt	2,115	1,728
Total liabilities	18,342	17,392

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	984	1,065
Retained earnings	11,462	9,998
Total shareholders’ equity	24,874	23,491
Total liabilities and shareholders’ equity	$43,216	$40,883

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 28,
	2015	2014
Operating activities:
Net income	$1,514	$1,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	268	297
Bad debt expense	-	58
Change in inventory reserve	1	22
Gain on sale of property	-	(535)
Net loss on trading securities	56	57
(Increase) decrease in:
Trade accounts receivable	143	(1,144)
Inventory	(708)	128
Prepaid expenses and other assets	51	139
Deferred tax asset	-	(43)
Increase (decrease) in:
Trade accounts payable	34	(128)
Accrued expenses and other current liabilities	(900)	(198)
Deposit liability	-	(24)
Liabilities of discontinued operations	(115)	(102)
Net cash provided by (used in) operating activities	344	(300)
Investing activities:
Purchase of property and equipment	(164)	(405)
Sale of marketable securities, trading	16	921
Net change in securities sold short	1,286	1,576
Proceeds from sale of property	-	1,139
Change in restricted cash	(1,173)	(1,576)
Net cash (used in) provided by investing activities	(35)	1,655
Financing activities:
Borrowings on revolving credit facility	382	186
Preferred stock dividends	(38)	(38)
Bank overdraft	247	6
Payments on long-term debt - real estate held for sale	-	(362)
Payments on long-term debt	5	(124)
Net cash provided by (used in) financing activities	596	(332)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(81)	139
Net increase in cash and cash equivalents	824	1,162
Cash and cash equivalents - beginning of period	3,480	1,507
Cash and cash equivalents - end of period	$4,304	$2,669
Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$212
Cash paid for taxes	$1,342	$674
Non-cash investing activities:
Transfer of real estate properties held for leasing, net to assets held for sale	$-	$7,206
Non-cash financing activities:
Transfer of long-term debt to liabilities of assets held for sale	$-	$4,917

 See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

Note 1. Organization and Basis of Presentation

EACO Corporation (“EACO”) is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”). Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 46 sales offices and six distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

EACO was incorporated in the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants. From June 2005 until the acquisition of Bisco in March 2010, the Company’s operations consisted principally of managing five real estate properties held for leasing in Florida and California. From March 2010 through its fiscal year ending August 31, 2013, the Company had two reportable business segments: the Distribution segment, which consisted of the operations of Bisco and its subsidiary, and the Real Estate Rental segment, which consisted of managing the rental properties in Florida and California. The Company sold its remaining two real estate properties during the fiscal year ended August 31, 2014, and beginning in fiscal 2014, the Company no longer reported its financial results under two separate segments, as the remaining Real Estate operations were not deemed to be material to the Company’s consolidated financial statements. Accordingly, activity of the former Real Estate Rental segment has been consolidated with the financial results of the Distribution segment for all periods presented in this report.

As of February 28, 2015, the only remaining activity of EACO (other than Bisco’s operations) relates to its self-insured workers’ compensation claim liability, which is presented as liabilities of discontinued operations on the Company’s consolidated balance sheets.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. The condensed consolidated balance sheet as of August 31, 2014 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2014. Operating results for the three and six month periods ended February 28, 2015 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Note 2. Significant Accounting Policies

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged a certificate of deposit in the amount of $208,000 at February 28, 2015.

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at both February 28, 2015 and August 31, 2014.

Inventory, net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,025,000 and $1,024,000 at February 28, 2015 and August 31, 2014, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Securities Sold Short

Securities sold short represent transactions in which the Company sells a security borrowed from the broker, which it is obligated to purchase and deliver back to the broker. The initial value of the underlying security is recorded as a liability, and is adjusted to market value at each reporting period, with unrealized appreciation or depreciation being recorded for the change in value of the open short position. The Company records a realized gain or loss when the short position is closed. By entering into short sales, the Company bears the market risk of an unfavorable increase in the price of the security sold short in excess of the proceeds received. The market value of open short positions is separately presented as a liability in the consolidated balance sheets.

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash in the consolidated balance sheets.

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

Earnings Per Common Share

Basic earnings per common share for the three and six months ended February 28, 2015 and 2014 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended February 28, 2015 and 2014. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates  of Canadian dollars to U.S. dollars for the three months ended February 28, 2015 and 2014 were $0.83 and $0.92 , respectively. The average exchange rates of Canadian dollars to U.S. dollars for the six months ended February 28, 2015 and 2014 were $0.86 and $0.94, respectively.

Concentrations

Net sales to customers outside the United States were approximately 7% of total net sales for the six months ended February 28, 2015 and 2014, and related accounts receivable were approximately 10% of total accounts receivable at February 28, 2015 and 2014.

No single customer accounted for more than 10% of revenues for the six months ended February 28, 2015 or 2014.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60 or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.26% and 0.23% for the 90 day LIBOR at February 28, 2015 and August 31, 2014, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at February 28, 2015 and August 31, 2014). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2016.

The amounts outstanding under this line of credit as of February 28, 2015 and August 31, 2014 were $2,076,000 and $1,684,000, respectively. Availability under the line of credit was $7,924,000 and $8,316,000 at February 28, 2015 and August 31, 2014, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2015 and August 31, 2014, the Company was in compliance with all covenants.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share basic and diluted:

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2015	2014	2015	2014
(In thousands, except share and per share amounts)
EPS:
Net income	$1,119	$109	$1,514	$1,173
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$1,100	$90	$1,476	$1,135

Earnings per common share – basic and diluted	$0.23	$0.02	$0.30	$0.23

For the three and six months ended February 28, 2015 and 2014, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority shareholder, who is also the Company’s Chairman and CEO. During the three months ended February 28, 2015 and 2014, the Company incurred approximately $165,000 and $156,000,  respectively, of expense related to these leases.

Note 6. Real Estate Properties

During fiscal 2014, the Company sold its remaining real estate properties, comprised of the Company’s restaurant property located in Orange Park, Florida (the “Orange Park Property”) and the properties located in Sylmar, California (“Sylmar Properties”), in October 2013 and June 2014, respectively.

Note 7. Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered, and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that other than deferred tax assets associated with certain state net operating losses and capital losses, net deferred tax assets will more likely than not be utilized. Therefore, valuation allowance has been established against only those assets related to state net operating losses and capital losses.

During the three and six months ended February 28, 2015, the Company recorded income tax provision of $728,000 and $981,000 respectively resulting in effective tax rate of 39.4% and 39.3% respectively. For the three and six months period ended February 28, 2014, the Company recorded income tax provision of $114,000 and $704,000 respectively resulting in effective tax rate of 51.1% and 37.5%. The effective tax rate differs from the statutory rate of 34% primarily due to the existence of valuation allowance against certain deferred tax assets, state income tax expenses, and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and nine months ended February 28, 2015 the Company did not increase or decrease liability for unrecognized tax benefit. Company has elected to classify interest and penalties as a component of its income tax provision. For the three and nine months ended February 28, 2015, the Company did not increase or decrease liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

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

Overview

From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. All the remaining activity from the restaurant operations is presented as discontinued operations in the accompanying consolidated financial statements. From June 2005 until the acquisition of Bisco in March 2010, our operations principally consisted of managing five real estate properties held for leasing in Florida and California. After the acquisition of Bisco and prior to the fiscal year ended August 31, 2013 (“fiscal 2013”), the Company had two reportable business segments: the Distribution segment, which consisted of the operations of Bisco and its subsidiary, and the Real Estate Rental segment, which consisted of managing the rental properties in Florida and California. For fiscal 2013 and the fiscal year ended August 31, 2014 (“fiscal 2014”), the Real Estate Rental segment represented less than 1% of the Company’s revenues. The Company sold its remaining two real estate properties during fiscal 2014, selling the Orange Park Property in October 2013 and the Sylmar Properties in June 2014 for a purchase price of $1,138,500 and $9,125,000 respetively. Accordingly, beginning in fiscal 2014, the Company no longer reported its financial results under two separate segments. The applicable financial results of the former Real Estate Rental segment have been consolidated with the financial results of the Distribution segment for all periods presented in this report.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability, overhead expenses allocated to the cost of inventory, and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates. For additional description of the Company’s critical accounting policies, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014 as filed with the SEC on November 28, 2014.

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

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits. The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates. The estimate is frequently reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations. At each fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims. The Company pursues recovery of certain claims from an insurance carrier. Recoveries, if any, are recognized when realization is reasonably assured. In December 2014, the Company settled a workers’ compensation claim related to the Company's discontinued restaurant operations for approximately $76,000 in cash.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2015 and 2014 (unaudited)

Revenues and Gross Profit ($ in thousands)

	Three Months Ended February 28,		$	%
	2015	2014	Change	Change

Revenues	$34,427	$30,922	$3,505	11.3%
Cost of revenues	23,795	22,412	1,383	6.2%
Gross profit	$10,632	$8,510	$2,122	24.9%
Gross margin %	30.9%	27.5%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended February 28, 2015 (“Q2 2015”) as compared to the three months ended February 28, 2014 (“Q2 2014”) was largely due to increased unit sales, resulting from the Company focusing on relationship building programs with current and potential customers, as well as improving and expanding its online presence and product lines. Further, in fiscal 2013, there were significant increases in sales personnel hired and they are now becoming more efficient and selling towards the peak of their potential. It usually takes a new sales employee approximately one year before they can sell at the same rate as existing sales employees.

The increase in gross margins in Q2 2015 as compared to Q2 2014 is primarily due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended February 28,			%
	2015	2014	$ Change	Change
Selling, general and administrative expenses	$8,778	$8,027	$751	9.4%
Percent of revenues	25.5%	25.9%		(0.4)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2015 increased from Q2 2014 largely due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs. SG&A also increased due to annual raises in employee salaries and additional overhead from the sales locations added during the period. SG&A as a percent of revenues decreased slightly in Q2 2015 compared to Q2 2014, primarily due to a significant increase in revenues of 11.3% in the three months ended Q2 2015.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended February 28,		$	%
	2015	2014	Change	Change
Other income (expense):
Net loss on trading securities	$(13)	$(148)	$135	91.2%
Interest and other income (expense)	6	(112)	118	105.4
Other (expense) income, net	$(7)	$(260)	$253	97.3%
Other (expense) income, net as a percent of revenues	(0.0)%	(0.8)%		0.8%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2015, the Company recognized a net loss of $13,000 as compared to a net loss of $148,000 in Q2 2014 on trading securities. Losses in the current period were due primarily to a decrease in the value of short positions the Company held. Losses in the prior year quarter were due primarily to decreases in the value of the Company’s holdings in Q2 2014, primarily in its long positions.

Interest and other income increased $118,000 or 105.4% for the three months ended February 28, 2015 as compared to the same period in fiscal 2014. The increase was primarily attributable to the Company holding a lower balance on the Company’s line of credit with Community Bank in Q2 2015 compared to Q2 2014. The amount outstanding under the line of credit as of February 28, 2015 and 2014 was approximately $2,076,000 and $6,665,000, respectively. Further, in the prior year period, there was additional interest expense related to mortgages related to the Sylmar Properties and the Orange Park Property that were sold during fiscal 2014.

Income Tax Provision ($ in thousands)

	Three Months Ended February 28,		$	%
	2015	2014	Change	Change

Income tax provision	$728	$114	$614	538.6%
Percent of pre-tax net income	39.4%	51.1%		3.3%

The provision for income taxes increased by $614,000 in the three month period ended Q2 2015 over Q2 2014. This was primarily a result of higher estimated taxable income in the current quarter as compared to the prior year period. The effective rate of pre-tax net income was higher in the prior year period due to capital losses in trading securities in the prior year period that were not tax deductible, which created a higher rate in the previous year.

Comparison of the Six Months Ended February 28, 2015 and 2014 (unaudited)

Revenues and Gross Profit ($ in thousands)

	Six Months Ended February 28,		$	%
	2015	2014	Change	Change

Revenues	$67,661	$61,957	$5,704	9.2%
Cost of revenues	47,584	44,451	3,133	7.0%
Gross profit	$20,077	$17,416	$2,661	15.3%
Gross margin %	29.7%	28.1%

The increase in revenues in the six months ended February 28, 2015 as compared to the six months ended February 28, 2014 was largely due to increased unit sales, resulting from the Company focusing on relationship building programs with current and potential customers, as well as improving and expanding its website and online presence. Further, in fiscal 2013, there were significant increases in sales personnel hired and they are now becoming more efficient and selling towards the peak of their potential. It usually takes a new sales employee approximately one year before they can sell at the same rate as existing sales employees. The increase in gross margins in the six months February 28, 2015 as compared to the same period in February 28, 2014 was primarily due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended February 28,			%
	2015	2014	$ Change	Change
Selling, general and administrative expenses	$17,532	$15,806	$1,726	10.9%
Percent of revenues	25.9%	25.5%		0.4%

SG&A expense for the six months ended February 28, 2015 increased from February 28, 2014 largely due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs. Increase in SG&A can also be attributed to annual raises in employee salaries and overhead from additional sales locations in the period.

Other Income (Expense), Net ($ in thousands)

	Six Months Ended February 28,		$	%
	2015	2014	Change	Change
Other income (expense):
Net gain (loss) on trading securities	$(56)	$(57)	$1	1.8%
Gain on sale of property	-	535	(535)	100.0
Interest and other income (expense)	6	(211)	217	102.8
Other (expense) income, net	$(50)	$267	$(317)	(118.7)%
Other (expense) income, net as a percent of revenues	(0.0)%	(0.4)%		0.4%

During six months ended February 28, 2015, the Company recognized a net loss of $50,000 as compared to a net gain of $267,000 in the six months ended February 28, 2014 in net realized and unrealized gains. Losses in the current period were due primarily to a decrease in the value of short positions the Company held. Losses in February 28, 2014 were primarily due to decreases in its long positions.

The Company recognized a gain of $535,000 in the six months ended February 28, 2014 related to the sale of the Orange Park Property in October 2013. There were no property sales in the six months ended February 28, 2015.

Interest and other income increased $217,000 or 102.8% for the six months ended February 28, 2015 as compared to the same period in fiscal 2014. The increase was primarily attributable to the Company holding lower balance on the Company’s line of credit with Community Bank in Q2 2015 compared to Q2 2014. Further, in the prior year period, there was additional interest expense related to mortgages related to the Sylmar Properties and the Orange Park Property that were sold during fiscal 2014.

Income Tax Provision ($ in thousands)

	Six Months Ended February 28,		$	%
	2015	2014	Change	Change
Income tax provision	$981	$704	$277	39.3%
Percent of pre-tax net income	39.3%	37.5%		1.8%

The provision for income taxes increased by $277,000 in the six month period ended February 28, 2015 over the prior year period. This was primarily a result of higher estimated taxable income in the current quarter as compared to the prior year period. The percent of pre-tax net income was lower in the prior year period due to a decrease in the valuation allowance recognized in the prior year period.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (0.26% for the 90 day LIBOR at February 28, 2015 and 0.23% at August 31, 2014) plus 1.75% and/or the bank’s reference rate (3.25% at February 28, 2015 and August 31, 2014). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The line of credit agreement expires in March 2016. The amounts outstanding under this line of credit as of February 28, 2015 and 2014 were $2,076,000 and $6,665,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of and February 28, 2015, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

Cash provided by operating activities was $356,000 for the six months ended February 28, 2015 as compared with cash used in operations of $300,000 for the six months ended February 28, 2014. The current period cash provided by operating activities was primarily due to the increase in net income in the current period. This was partially offset by a decrease in inventory and accrued expenses. The prior year cash used in operating activities was primarily due to an increase in inventory and the gain resulting from the sale of the Orange Park Property.

Cash Flows from Investing Activities

Cash used in investing activities was $35,000 for the six months ended February 28, 2015 as compared with cash provided by such activities of $1,655,000 for the six months ended February 28, 2015. The decrease in investing activities comparing Q2 2015 to Q2 2014 was primarily due to the Company’s sale of the Orange Park Property and sale of securities the Company was holding during Q2 2014.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended February 28, 2015 was $596,000 as compared with cash used of $332,000 for the six months ended February 28, 2014. Cash provided by financing activities for the current period was primarily due to borrowing on the Company’s line of credit and a reduction in the bank overdraft in the current period. The cash used in financing activities for the six months ended February 28, 2014 consisted mainly of payments on the line of credit and the repayment of the Company’s mortgage on the Orange Park Property after the sale of that property in October 2013.

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

Bisco has historically invested surplus funds in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead, and has led, to significant losses based on market conditions and trends. We may incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of February 28, 2015, the number of shares held by non-affiliates of Mr. Ceiley is approximately 80,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

EACO CORPORATION
(Registrant)

Date: April 13, 2015	/s/ Glen Ceiley
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

