Form 10-Q
period 2015-05-31
EACO CORP
filed 2015-07-15
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of July 10, 2015, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2015	2014	2015	2014
Revenues	$36,900	$36,253	$104,561	$98,210
Cost of revenues	26,112	26,014	73,696	70,555
Gross margin	10,788	10,239	30,865	27,655
Operating expenses:
Selling, general and administrative expenses	8,780	8,021	26,312	23,827
Income from operations	2,008	2,218	4,553	3,828

Other income (expense):
Net gain (loss) on trading securities	93	8	37	(49)
Gain on sale of property	-	-	-	535
Interest and other (expense)	(9)	(85)	(3)	(296)
Total other income (expense)	84	(77)	34	190
Income before income taxes	2,092	2,141	4,587	4,018
Provision for income taxes (benefit)	918	(156)	1,899	548
Net income	1,174	2,297	2,688	3,470
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)
Net income attributable to common shareholders	$1,155	$2,278	$2,631	$3,413

Basic and diluted earnings per share:	$0.24	$0.47	$0.54	$0.70
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

1

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net income	$1,174	$2,297	$2,688	$3,470
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss) gain	(63)	(68)	(144)	71
Total comprehensive income	$1,111	$2,229	$2,544	$3,541

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	May 31,	August 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,596	$3,480
Restricted cash, current	2,001	642
Trade accounts receivable, net	17,786	17,795
Inventory, net	16,076	14,863
Marketable securities, trading	-	73
Prepaid expenses and other current assets	1,004	1,104
Total current assets	41,463	37,957

Non-current Assets:
Restricted cash, non-current	203	322
Equipment and leasehold improvements, net	1,520	1,603
Other assets	1,010	1,001
Total assets	$44,196	$40,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$11,987	$11,192
Accrued expenses and other current liabilities	3,700	3,508
Liabilities of discontinued operations – short-term	48	48
Liability for short sales of trading securities	2,001	642
Total current liabilities	17,736	15,390

Non-current Liabilities:
Liabilities of discontinued operations – long-term	155	274
Long-term debt	336	1,728
Total liabilities	18,227	17,392

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	921	1,065
Retained earnings	12,620	9,998
Total shareholders’ equity	25,969	23,491
Total liabilities and shareholders’ equity	$44,196	$40,883

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2015	2014
Operating activities:
Net income	$2,688	$3,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	409	406
Bad debt expense	-	14
Change in inventory reserve	48	76
Gain on sale of property	-	(535)
Net (gain) loss on investments	(37)	49
(Increase) decrease in:
Trade accounts receivable	9	(2,972)
Inventory	(1,261)	(843)
Prepaid expenses and other assets	91	390
Restricted cash – discontinued operations	119	-
Deferred tax asset	-	(889)
Increase (decrease) in:
Trade accounts payable	524	941
Accrued expenses and other current liabilities	183	675
Deposit liability	-	(24)
Liabilities of discontinued operations	(119)	(146)
Net cash provided by operating activities	2,654	612
Investing activities:
Purchase of property and equipment	(326)	(458)
Sale (purchase) of marketable securities, trading	110	(5,137)
Proceeds from securities sold short	1,359	-
Proceeds from sale of marketable securities, trading	-	4,648
Proceeds from sale of property	-	1,139
Change in restricted cash – marketable securities, trading	(1,359)	-
Net cash (used in) provided by investing activities	(216)	192
Financing activities:
Payments on revolving credit facility	(1,400)	(1,366)
Payment of preferred dividend	(57)	(57)
Bank overdraft	271	1,251
Payments on long-term debt - real estate held for sale	-	(396)
Borrowings (payments) on long-term debt	8	(126)
Net cash used in financing activities	(1,178)	(694)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(144)	71
Net increase in cash and cash equivalents	1,116	181

Cash and cash equivalents - beginning of period	3,480	1,507
Cash and cash equivalents - end of period	$4,596	$1,688
Supplemental disclosures of cash flow information:
Cash paid for interest	$13	$299
Cash paid for taxes	$1,071	$666

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

EACO was incorporated in Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants. From June 2005 until the acquisition of Bisco in March 2010, Eaco’s operations consisted principally of managing five real estate properties held for leasing in Florida and California. From March 2010 through its fiscal year ended August 31, 2013, the Company had two reportable business segments: the Distribution segment, which consisted of the operations of Bisco and its subsidiary, and the Real Estate Rental segment, which consisted of managing the rental properties in Florida and California. The Company sold its remaining real estate properties in Orange Park, Florida and in Sylmar, Californial during the fiscal year ended August 31, 2014 (“fiscal 2014”). Beginning in fiscal 2014, the Company no longer reported its financial results under two separate segments, as the remaining Real Estate Rental operations were not deemed to be material to the Company’s consolidated financial statements. Accordingly, activity of the former Real Estate Rental segment has been consolidated with the financial results of the Distribution segment for all periods presented in this report.

As of May 31, 2015, the only activity reflected in the accompanying consolidated financial statements not related to the operations of Bisco relates the self-insured workers’ compensation claim liability that was originally recorded in connection with EACO’s restaurant operations, which is presented as liabilities of discontinued operations on the Company’s consolidated balance sheets (See Note 2).

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. The condensed consolidated balance sheet as of August 31, 2014 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2014. Operating results for the three and nine month periods ended May 31, 2015 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Note 2. Significant Accounting Policies

Restricted Cash

During the time when the Company operated restaurants in the State of Florida, the Company was self –insuring its workers’ compensation insurance obligations. The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. Based on this requirement, in connection with estimated remaining claims liabilities originally recorded while the Company was operating its restaurants in Florida, the Company pledged a certificate of deposit in the amount of $203,000 and $322,000 at May 31, 2015 and August 31, 2014, respectively, which are recorded as restricted cash , non-current on the accompanying consolidated balance sheets.

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at May 31, 2015 and August 31, 2014.

Inventory, net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,072,000 and $1,024,000 at May 31, 2015 and August 31, 2014, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits in connection with its restaurant operations in the State of Florida.  The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The estimate is frequently reviewed and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations.  At each fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims.   The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when realization is reasonably assured.

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

Earnings Per Common Share

Basic earnings per common share for the three and nine months ended May 31, 2015 and 2014 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended May 31, 2015 and 2014. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates of Canadian dollars to U.S. dollars for the three months ended May 31, 2015 and 2014 were $0.81 and $0.91, respectively. The average exchange rates of Canadian dollars to U.S. dollars for the nine months ended May 31, 2015 and 2014 were $0.85  and $0.93, respectively.

Concentrations

Net sales to customers outside the United States were approximately 7% of total net sales for the nine months ended May 31, 2015 and 2014, and related accounts receivable were approximately 11% and 8% of total accounts receivable at May 31, 2015 and 2014 respectively.

No single customer accounted for more than 10% of revenues for the nine months ended May 31, 2015 or 2014.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank . Borrowings under this agreement bear interest at either the 30, 60 or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.28% and 0.23% for the 90 day LIBOR at May 31, 2015 and August 31, 2014, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at May 31, 2015 and August 31, 2014). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2016.

The amounts outstanding under this line of credit as of May 31, 2015 and August 31, 2014 were $300,000  and $1,684,000, respectively. Availability under the line of credit was $9,700,000 and $8,316,000 at May 31, 2015 and August 31, 2014, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2015 and August 31, 2014, the Company was in compliance with all covenants.

Note 4.   Earnings per Share

The following is a reconciliation of the basic and diluted computations for earnings per common share basic and diluted:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
EPS:
Net income	$1,174	$2,297	$2,688	$3,470
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$1,155	$2,278	$2,631	$3,413

Earnings per common share – basic and diluted	$0.24	$0.47	$0.54	$0.70

For the three and nine months ended May 31, 2015 and 2014, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority shareholder, who is also the Company’s Chairman and CEO. During the three months ended May 31, 2015 and 2014, the Company incurred approximately $165,000 and $156,000, respectively, of expense related to these leases.

Note 6. Real Estate Properties

During fiscal 2014, the Company sold its remaining real estate properties located in Orange Park, Florida in Sylmar, California in October 2013 and June 2014, respectively.

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

During the three and nine months ended May 31, 2015, the Company recorded an income tax provision of $918,000 and $1,899,000, respectively, resulting in effective tax rate of 43.8% and 41.4% respectively. The effective tax rate differs from the statutory rate of 34% primarily due to the existence of valuation allowance against certain deferred tax assets, state income tax expenses, and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and nine months ended May 31, 2015 the Company did not increase or decrease the liability for unrecognized tax benefit. Company has elected to classify interest and penalties as a component of its income tax provision. For the three and nine months ended May 31, 2015, the Company did not increase or decrease liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

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

Overview

From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. All the remaining activity from the restaurant operations is presented as discontinued operations in the accompanying consolidated financial statements. From June 2005 until the acquisition of Bisco in March 2010, our operations principally consisted of managing five real estate properties held for leasing in Florida and California. After the acquisition of Bisco and prior to the fiscal year ended August 31, 2013 (“fiscal 2013”), the Company had two reportable business segments: the Distribution segment, which consisted of the operations of Bisco and its subsidiary, and the Real Estate Rental segment, which consisted of managing the rental properties in Florida and California. The Company sold two of its real estate properties in fiscal 2013. For fiscal 2013 and the fiscal year ended August 31, 2014 (“fiscal 2014”), due to such sales of the real estate properties, the Real Estate Rental segment represented less than 1% of the Company’s revenues. The Company sold its remaining real estate properties during fiscal 2014, selling the Orange Park Property in October 2013 and the Sylmar Properties in June 2014. Accordingly, beginning in fiscal 2014, the Company no longer reported its financial results under two separate segments. The applicable financial results of the former Real Estate Rental segment have been consolidated with the financial results of the Distribution segment for all periods presented in this report.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2015 and 2014

Revenues and Gross Profit ($ in thousands)

	Three Months Ended May 31,		$	%
	2015	2014	Change	Change

Revenues	$36,900	$36,253	$647	1.8%
Cost of revenues	26,112	26,014	98	0.4%
Gross profit	$10,788	$10,239	$549	5.4%
Gross margin %	29.2%	28.2%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The revenues in the three months ended May 31, 2015 (“Q3 2015”) as compared to the three months ended May 31, 2014 (“Q3 2014”) remained consistent largely due to sales headcount remaining the same.

The increase in gross margins in Q3 2015 as compared to Q3 2014 is primarily due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended May 31,			%
	2015	2014	$ Change	Change
Selling, general and administrative expenses	$8,780	$8,021	$759	9.5%
Percent of revenues	23.8%	22.1%		1.7%

Selling, general and administrative expenses (“SG&A”) consist primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q3 2015 increased from Q3 2014 largely due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs. This change also increased SG&A as a percent of revenue. SG&A also increased due to annual raises in employee salaries and additional overhead in Q3 2015 from the sales location added during the fiscal year ending August 31, 2015 (“fiscal 2015”).

Other Income (Expense), Net ($ in thousands)

	Three Months Ended May 31,		$	%
Other income (expense):	2015	2014	Change	Change
Net gain on trading securities	$93	$8	$85	1062.5%
Interest and other expense	(9)	(85)	76	89.4%
Other income (expense), net	$84	$(77)	$161	209.1%
Other income (expense), net as a percent of revenues	0.2%	(0.2)%		0.4%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2015, the Company recognized a net gain of $93,000 as compared to a net gain of $8,000 in Q3 2014 on trading securities. Gains in the current period were due primarily to an increase in the value of short positions the Company held. Gains in the prior year quarter were due primarily to increases in the value of the Company’s holdings in Q3 2014, primarily in its long positions.

Interest and other income increased $76,000 or 89.4% for the three months ended May 31, 2015 as compared to the same period in fiscal 2014. The increase was primarily attributable to the Company holding a lower balance on the Company’s line of credit with Community Bank in Q3 2015 compared to Q3 2014. The amount outstanding under the line of credit as of May 31, 2015 and 2014 was approximately $300,000 and $5,113,000, respectively. Further, in the prior year period, there was additional interest expense related to mortgages for the Sylmar Properties that were sold in June 2014.

Income Tax Provision ($ in thousands)

	Three Months Ended May 31,		$	%
	2015	2014	Change	Change

Income tax provision	$918	$(156)	$1,074	688.5%
Percent of pre-tax net income	43.9%	(7.3)%		51.2%

The provision for income taxes increased by $1,074,000 in Q3 2015 as compared to Q3 2014. The increase was primarily due to an income tax benefit received in the prior year quarter as a result of a decrease in the valuation allowance related to capital loss carryforwards used, which was applicable in the current year quarter.

Comparison of the Nine Months Ended May 31, 2015 and 2014 (unaudited)

Revenues and Gross Profit ($ in thousands)

	Nine Months Ended May 31,		$	%
	2015	2014	Change	Change

Revenues	$104,561	$98,210	$6,351	6.5%
Cost of revenues	73,696	70,555	3,141	4.5%
Gross profit	$30,865	$27,655	$3,210	11.6%
Gross margin %	29.5%	28.2%

The increase in revenues in the nine months ended May 31, 2015 as compared to the nine months ended May 31, 2014 was largely due to increased unit sales, resulting from the Company focusing on relationship building programs with current and potential customers, as well as improving and expanding its website and online presence. Further, in fiscal 2013 and the beginning of fiscal 2014, there were significant increases in sales personnel hired and they are now becoming more efficient and selling towards the peak of their potential. It usually takes a new sales employee approximately one year before they can sell at the same rate as existing sales employees. The increase in gross margins in the nine months ended May 31, 2015 as compared to the same period in May 31, 2014 was primarily due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended May 31,			%
	2015	2014	$ Change	Change
Selling, general and administrative expenses	$26,312	$23,827	$2,485	10.4%
Percent of revenues	25.2%	24.3%		0.9%

SG&A expense for the nine months ended May 31, 2015 increased from May 31, 2014 largely due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs. Increase in SG&A can also be attributed to annual raises in employee salaries and overhead from additional sales locations in the period.

Other Income (Expense), Net ($ in thousands)

	Nine Months Ended May 31,		$	%
Other income (expense):	2015	2014	Change	Change
Net gain (loss) on trading securities	$37	$(49)	$86	175.5%
Gain on sale of property	-	535	(535)	(100.0)%
Interest and other income (expense)	(3)	(296)	293	99.0%
Other income, net	$34	$190	$(156)	(82.1)%
Other income, net as a percent of revenues	0.0%	0.2%		(0.2)%

During the nine months ended May 31, 2015, the Company recognized a net gain of $37,000 as compared to a net loss of $49,000 in the nine months ended May 31, 2014 in net realized and unrealized gains. Gains in the current period were due primarily to an increase in the value of short positions the Company held. Losses in the nine months ended May 31, 2014 were primarily due to decreases in the value of the Company’s long positions.

The Company recognized a gain of $535,000 in the nine months ended May 31, 2014 related to the sale of the Orange Park Property in October 2013. There were no property sales in the nine months ended May 31, 2015 as the remaining property was sold in June 2014.

Interest and other income increased $293,000 or 99% for the nine months ended May 31, 2015 as compared to the same period in fiscal 2014. The increase was primarily attributable to the Company holding a lower balance on the Company’s line of credit with Community Bank in fiscal 2015 compared fiscal 2014. Further, in the prior year period, there was additional interest expense related to mortgages for the Sylmar Properties and the Orange Park Property that were sold during fiscal 2014.

Income Tax Provision ($ in thousands)

	Nine Months Ended May 31,		$	%
	2015	2014	Change	Change
Income tax provision	$1,899	$548	$1,351	246.5%
Percent of pre-tax net income	41.4%	13.6%		27.8%

The provision for income taxes increased by $1,351,000 in the nine months ended May 31, 2015 over the prior year period. This was primarily a result of higher estimated taxable income in the current nine month period as compared to the prior year period. The percent of pre-tax net income was lower in the prior year period due to a decrease in the valuation allowance recognized in the prior year period.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank . Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (0.28% and 0.24% for the 90 day LIBOR at May 31, 2015 and August 31, 2014, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at May 31, 2015 and August 31, 2014). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The line of credit agreement expires in March 2016. The amounts outstanding under this line of credit as of May 31, 2015 and 2014 were $300,000 and $5,113,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2015, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

Cash provided by operating activities was $2,654,000 for the nine months ended May 31, 2015 as compared with cash provided by operations of $612,000 for the nine months ended May 31, 2014. The current period cash provided by operating activities was primarily due to net income in the current period, partially offset by a decrease in inventory. The prior year cash provided by operating activities was primarily due to net income and increases in trade payables and accrued expense, partially offset by increases in trade receivables and deferred tax assets.

Cash Flows from Investing Activities

Cash used in investing activities was $216,000 for the nine months ended May 31, 2015 as compared with cash provided by such activities of $192,000 for the nine months ended May 31, 2014. The decrease in investing activities comparing Q3 2015 to Q3 2014 was primarily due to the Company’s sale of the Orange Park Property and sale of securities the Company was holding during Q3 2014.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended May 31, 2015 was $1,178,000 as compared with cash used of $694,000 for the nine months ended May 31, 2014. Cash used in financing activities for the current period was primarily for the pay down of the Company’s line of credit. The cash used in financing activities for the nine months ended May 31, 2014 consisted mainly of payments on the line of credit and the repayment of the Company’s mortgage on the Orange Park Property after the sale of that property in October 2013.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on itsfinancial position, revenues, results of operations, liquidity or capital expenditures.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer.  Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have incurred significant losses in the past from trading in securities, and we may incur such losses in the future, which may also cause us to be in violation of covenants under our line of credit.

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

Our information systems have been in place for many years, and are subject to system failures as well as problems caused by human error, which could have a material adverse effect on our business. Many of our systems consist of a number of legacy or internally developed applications, which can be more difficult to upgrade to commercially available software and can be time consuming and costly for us to retrieve data that is necessary for management to evaluate our systems of control and information flow. In the future, management may decide to convert our information systems to a single enterprise solution. Such a conversion, while it would enhance the accessibility and reliability of our data, could be expensive and would not be without risk of data loss, delay or business interruption. Maintaining and operating these systems requires continuous investments. Failure of any of these internal information systems or material difficulties in upgrading these information systems could have material adverse effects on our business and our timely compliance with our reporting obligations.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office. However, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of May 31, 2015, the number of shares held by non-affiliates of Mr. Ceiley is approximately 90,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

EACO CORPORATION
(Registrant)

Date: July 15, 2015	/s/ Glen Ceiley
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

