Form 10-K
period 2015-08-31
EACO CORP
filed 2015-11-25
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

As of November 1, 2015, 4,861,590 shares of the registrant’s common stock were outstanding.

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

PART I

Item 1.  Business

EACO Corporation (“EACO”) is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”). Bisco is a distributor of electronic components and fasteners with 48 sales offices and 7 distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Operations

Products and Services

Bisco stocks thousands of items from hundreds of manufacturers. Bisco’s products include electronic components such as spacers and standoffs, card guides and ejectors, component holders and fuses, circuit board connectors, and cable components, as well as a large variety of fasteners and hardware. The breadth of Bisco’s products and extensive inventory provide a one-stop shopping experience for many customers.

Bisco also provides customized services and solutions for a wide range of production needs, including special packaging, bin stocking, kitting and assembly, bar coding, electronic requisitioning, and integrated supply programs, among others. Bisco works with its customers to design and develop systems to meet their specific needs.

Divisions

Bisco Industries

Bisco sells the full spectrum of products that it offers too many markets, but primarily sells to original equipment manufacturers (“OEMs”). While historically, the substantial majority of Bisco’s revenues have been derived from the Bisco Industries division, Bisco has also established additional divisions that specialize in specific industries and products. Bisco believes that the focus by industry and/or product enhances Bisco’s ability to provide superior service and devise tailored solutions for its customers.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2015, Bisco had more than 6000 active customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the fiscal year ended August 31, 2015 (“fiscal 2015”). For each of the fiscal years ended August 31, 2015 and 2014, Bisco’s top 20 customers represented in the aggregate approximately 11% of Bisco’s distribution sales, respectively.

Bisco generally sells its products through its sales representatives in its 48 sales offices located in the United States and Canada. Customers can also place orders through Bisco’s website. Bisco currently maintains seven distribution centers located in Anaheim and San Jose, California; Dallas, Texas; Chicago, Illinois; Boston, Massachusetts, Atlanta, Georgia; and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s salespersons with online, real-time data regarding inventory levels throughout Bisco and facilitates control of purchasing, shipping and billing. Bisco generally ships products to customers from one of its 7 distribution centers, based on the geographic proximity and the availability of the ordered products.

Bisco sells its products primarily in the United States and Canada. Bisco’s international sales represented 8.6% and 7% of its sales fiscal years ended August 31, 2015 and 2014, respectively. Sales to customers in Canada accounted for approximately 46% and 58% of such international sales in the fiscal years ended August 31, 2015 and 2014, respectively.

Suppliers

As of August 31, 2015, Bisco offered the products of over 260 manufacturers. The authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does provide kitting and packaging services for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2015.

Employees

As of August 31, 2015, the Company had 424 full time employees, of which 291 were in sales and marketing and 133 were in management, administration and finance.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its revolving line of credit agreement with Community Bank. There was zero balance outstanding as of August 31, 2015 and $1,684,000 outstanding in August 31, 2014 under its agreement with Community Bank, which loan is secured by substantially all of Bisco’s assets and is guaranteed by Mr. Ceiley, our Chairman and CEO. The agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit, the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Glen Ceiley, our CEO and Chairman of the Board, and Don Wagner, Bisco’s President, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business.

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

Historically there has been limited trading of our common stock, and the volume of any sales is generally low. As of August 31, 2015, the number of shares held by non-affiliates of Mr. Ceiley is approximately 90,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

We may not have adequate or cost-effective capital resources.

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, all of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to satisfy our cash needs through external financing, which may not be available on acceptable terms on a timely basis or at all.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have 48 sales offices and seven distribution centers located throughout the United States and in Canada. Our corporate headquarters and one of our primary distribution centers are located in Anaheim, California in approximately 40,000 square feet of office and warehouse space. We lease all of our properties, consisting of office and warehouse space, under leases generally having a term of three years. For additional information regarding our obligations under property leases, see Note 9 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company's common stock is quoted on the OTCQB operated by the OTC Markets Group Inc., and previously on the OTC Bulletin Board, under the trading symbol "EACO"; however, there is no established public trading market for the Company’s common stock.   The closing sale price of the Company's common stock on November 20, 2015, the most recent date on which a sale of our shares occurred, was $5.30 per share.

The quarterly high and low sales information of the Company's common stock as quoted on such over-the-counter markets are set forth below.

	High	Low

Year Ended August 31, 2014
Quarter ended November 30, 2013	4.40	3.20
Quarter ended February 28, 2014	3.85	3.40
Quarter ended May 31, 2014	3.79	3.01
Quarter ended August 31, 2014	8.00	3.10

Year Ended August 31, 2015
Quarter ended November 30, 2014	18.49	4.00
Quarter ended February 28, 2015	7.50	4.52
Quarter ended May 31, 2015	8.89	4.64
Quarter ended August 31, 2015	6.61	5.25

As of August 31, 2015, the Company had no equity compensation plans. The Company did not grant or issue any unregistered shares of common stock during the year ended August 31, 2015.  The Company did not repurchase any of its own common stock during the year ended August 31, 2015.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Overview

From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. All the remaining activity from the restaurant operations (which principally consisted of managing five real estate properties held for leasing in Florida and California) is presented as discontinued operations in the accompanying consolidated financial statements. Prior to the fiscal year ended August 31, 2013 (“fiscal 2013”), the Company had two reportable business segments: the Distribution segment, which consisted of the operations of Bisco and its subsidiary, and the Real Estate Rental segment, which consisted of managing the rental properties in Florida and California. The Company sold two of its real estate properties in fiscal 2013 and sold its remaining real estate properties in fiscal 2014. Accordingly, beginning in fiscal 2014, the Company no longer reported its financial results under two separate segments.

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

Liabilities of Discontinued Operations

The liabilities of discontinued operations reflected in the accompanying consolidated financial statements represent the current and long-term accruals of the remaining estimated worker’s compensation claim liabilities relating to the former restaurant operations of EACO which were discontinued in June 2005. Prior to the discontinuance of its restaurant operations, EACO self-insured workers’ compensation claims losses up to certain limits.  The estimated remaining liability at August 31, 2015 and 2014 is determined based on the present value of the estimated uninsured losses which are unpaid as of each of the respective balance sheet dates.  The estimate is reviewed at each reporting date at each fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims, and adjustments to the estimated claims liability, if any, are reflected in discontinued operations in the accompanying consolidated statements of operations.   The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when realization is reasonably assured.

Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or when future deductibility is uncertain.  The Company records net deferred tax assets to the extent management believe these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance.

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2015 and 2014

Revenues and Gross Margin (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2015	2014	Change	Change

Revenues	$140,213	$134,747	$5,466	4.1%
Cost of revenues	99,105	97,710	1,395	1.4%
Gross profit	$41,108	$37,037	$4,071	11.00%
Gross margin	29.3%	27.5%		1.8%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in fiscal 2015 compared to fiscal 2014 was largely due to increased unit sales, resulting primarily from increased efficiencies from the Company’s employees. Revenues have also increased due to the Company focusing on relationship building programs with current and potential customers.

The increase in gross margins in fiscal 2015 as compared to fiscal 2014 is primarily due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Year Ended August 31,
	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$35,394	$32,178	$3,216	10.0%
Percent of revenues	25.2%	23.9%		1.3%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs. SG&A in fiscal 2015 increased from fiscal 2014 largely due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs. This change also increased SG&A as a percent of revenue. SG&A also increased due to annual raises in employee salaries and additional overhead from a new distribution center and sales locations added during fiscal 2015.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
Other income (expense):	2015	2014	Change	Change
Realized (loss) on sales of marketable trading securities	$(301)	$(22)	$(279)	1,268.2%
Unrealized gain on marketable trading securities	526	3	523	17,433.3%
Gain on sale of property	-	1,495	(1,495)	(100.0)%
Interest and other income(expense), net	(11)	(307)	296	(96.4)%
Other income (expense), net	$214	$1,169	$(955)	(81.7)%
Other income (expense), net as a percent of sales	0.2%	0.9%

Other income (expense) includes income or losses on investments in short-term marketable equity securities of other publicly-held domestic corporations, gain on sale of real estate assets and interest expense. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to improve return. The Company experienced net realized and unrealized gain from trading securities of $225,000 during fiscal 2015 and net realized and unrealized loss from trading securities of $19,000 during fiscal 2014. The gain in trading securities in fiscal 2015 is due mainly to holding short positions during the year at a time of a general market decrease.

For fiscal 2014, the Company sold its remaining real estate properties, comprised of the the Orange Park, Florida property and its Sylmar , California properties in October 2013 and June 2014, respectively, realizing a total gain on sale of asset of $1,495,000. There was no sale of real property in fiscal 2015.

Interest expense decreased in fiscal 2015 compared to fiscal 2014 due to the payoff of the mortgages on the Orange Park and Sylmar Properties in fiscal 2014 and the repayment of the amounts outstanding under the Company’s line of credit prior to the end of fiscal 2015. As of August 31, 2015, there were no amounts outstanding on the Company’s line of credit.

Income Tax Provision (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2015	2014	Change	Change

Income tax provision	$2,254	$1,009	$1,245	123.4%
Percent of pre-tax net income	38.0%	16.7%		22.1%

The provision for income taxes increased by $1,245,000 in fiscal 2015 compared to fiscal 2014. This was primarily a result of higher estimated taxable income in fiscal 2015 as compared to the prior year period. The percent of pre-tax net income was lower in the prior year period due to a decrease in the valuation allowance recognized in the prior year period. Further, the Company utilized its capital loss carry forwards to offset the gain from the sale of the Orange Park and Sylmar Properties in fiscal 2014.

Liquidity and Capital Resources

Bisco has a $10,000,000 line of credit agreement with Community Bank, N.A (“Community Bank”). Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (0.31% and 0.23% for the 90 day LIBOR at August 31, 2015 and 2014, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at August 31, 2015 and 2014). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The line of credit agreement expires in March 2017. The amounts outstanding under this line of credit as of August 31, 2015 and 2014 were zero and $1,684,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2015, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

During fiscal 2015, the Company generated $5,574,000 in net cash from its operating activities. This was due primarily to net income of $3,741,000 in fiscal 2015 and a decrease in trade accounts receivable of $2,219,000. This was partially offset by an increase in inventory of $1,951,000.

During fiscal 2014, the Company generated $1,179,000 in net cash from its operating activities. This was due primarily to net income of $5,611,000 in fiscal 2014 and an increase in trade accounts payable of $1,332,000. This was offset in part by increases in accounts receivables of $3,369,000 and the non-cash gains related to the sale of real property and settlement of liabilities on discontinued operations of $1,495,000 and $986,000, respectively.

Cash Flows from Investing Activities

Net cash flow provided by investing activities was $18,000 for fiscal 2015. This was primarily due to the net change insecurities sold short of $1,139,000. This increase was offset in part by the Company’s purchase of property and equipment of $519,000 and an increase in restricted cash of $900,000. The restricted cash increased due to cash reserves against securities sold short.

Net cash flow provided by investing activities was $10,266,000 for fiscal 2014. This was primarily due to the Company’s disposition of its Orange Park property and its Sylmar properties in fiscal 2014, resulting in total proceeds of $9,483,000. This increase was offset in part by the Company’s purchase of property and equipment of $746,000, which consisted primarily of equipment and leasehold improvements during fiscal 2014.

Cash Flows from Financing Activities

Cash used in financing activities fiscal 2015 was $3,598,000 and was primarily due to the Company’s net payments during the year on its revolving credit facility and a decrease in its bank overdraft liability of $1,684,000 and $1,827,000, respectively. At the end of fiscal 2015, the Company paid down its line of credit balance to zero.

Cash used in financing activities fiscal 2014 was $9,717,000 mainly due to the Company’s net payments during the year on its revolving credit facility of $4,797,000 and the repayment of the mortgages related to the Sylmar and Orange Park properties in connection with the sale of these properties in fiscal 2014 totaling $5,397,000.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings from banks and the leasing of certain equipment and facilities.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that debt agreements and obligations under capital leases are recorded as liabilities in the accompanying consolidated balance sheets while obligations under operating leases are disclosed in the Notes to the accompanying consolidated financial statements.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)        Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were effective as of August 31, 2015.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework.” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2015.

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

(c)        Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of November 1, 2015, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that the person should serve on the Board.

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

Glen F. Ceiley, 69, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of the Company since 1998. As the founder of Bisco with over 45 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry and growth and development of the Company.

Stephen Catanzaro, 62, has served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, since April 2004. Prior to that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco. Mr. Catanzaro has served as a director of the Company since 1999. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee.

Jay Conzen, 69, has served as the President of Old Fashioned Kitchen, Inc., a national food distributor, since April 2003 and as a Director since 2011. Prior to that, from October 1992 to April 2003, Mr. Conzen was the principal of Jay Conzen Investments, an investment advisor. Mr. Conzen also served as a consultant to EACO from August 1999 until January 2001 and from October 2001 to April 2003. Mr. Conzen has served as a director of the Company since 1998. Having served as an executive officer of several companies, Mr. Conzen offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by businesses. He also served as a certified public accountant for a number of years.

William L. Means, 72, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of the Company since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Donald S. Wagner, 53, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco from November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the Defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, 34, has served as the Controller of EACO and Bisco since May 2014. Prior to his promotion as Controller, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, 35, has served as the Vice President of Sales and Marketing of Bisco since September 2012. Prior to such promotion, Mr. Ceiley was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communication from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain officers of the Company and its directors, and persons who beneficially own more than ten percent of any registered class of the Company’s equity securities, to file reports of ownership in such securities and changes in ownership in such securities with the SEC. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates. For fiscal 2015, the following Form 4 filings were filed with the SEC but were not within two business days of the applicable transaction: (i) filing by Mr. Glen Ceiley for the sale on November 7, 2014 of 28 shares of common stock held in the Bisco Industries, Inc. Profit Sharing and Savings Plan and (ii) filing by Mr. Glen Ceiley for the sale on August 7, 2015 of 301 shares of common stock. Based solely on our review of copies of the reports on Forms 3, 4 and 5 received by us during or with respect to the fiscal year ended August 31, 2015 and written representations received from the reporting persons that no other reports were required, except as indicated in the foregoing sentence, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section on a timely basis.

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

The officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Controller and principal accounting officer. Due to the nature of EACO’s operations and related financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2015 and fiscal 2014. However, both of them receive compensation from Bisco for their services to Bisco.

All compensation for the named executive officers for fiscal 2015 and fiscal 2014 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Bisco currently does not pay bonuses or other incentive compensation to the named executive officers.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2015 and fiscal 2014 by (i) our Chief Executive Officer, (ii) two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2015 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

Name and Principal			All Other
Position	Fiscal Year	Salary	Compensation	Total

Glen F. Ceiley,	2015	$342,000	$—	$342,000
Chief Executive Officer and	2014	350,000	—	350,000
Chairman of the Board of EACO and Bisco
Donald Wagner,	2015	228,000	—	228,000
President of Bisco	2014	222,000	—	222,000
Zachary Ceiley, Vice President	2015	145,000	—	145,000
of Sales and Marketing of Bisco	2014	138,000	—	138,000

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2015 to any named executive officer and no outstanding equity awards were held by the named executive officers at August 31, 2015.

Director Compensation

The Company pays $10,000 per year in cash to each director not employed by EACO or its subsidiary as compensation for their services. In addition, directors who do not receive a salary from EACO or its subsidiary receive a fee of $500 for each Board meeting attended. No additional fees are paid to directors for attendance at meetings of the Audit Committee or the Executive Compensation Committee of the Board.

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2015. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

Director	Fees Earned or Paid in Cash	All Other Compensation	Total

Stephen Catanzaro	$12,000	$–	$12,000
Jay Conzen	12,000	–	12,000
William Means	12,000	–	12,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of November 1, 2015 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares of
Name and Address of	Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)

Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,801,131	98.0%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	140	*
Michael Narikawa	—	—
All executive officers and directors as a group (7 persons)(3)	4,801,593	98.0%

*	Less than 1%
(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Avenue, Anaheim, CA 92807.
(2)	Based on 4,861,590 shares outstanding as of November 1, 2015.
(3)	Includes (i) 4,754,292 shares held directly by Mr. Ceiley; (ii) 6,000 shares held by Mr. Ceiley’s wife; (iii) 839 shares held in his IRA; and (iv) 40,000 shares issuable upon conversion of the 36,000 shares of Series A Cumulative Convertible Preferred Stock (not including any dividends accrued but not yet paid) held by Mr. Ceiley. Mr. Ceiley has the sole power to vote and dispose of the shares of common stock he owns individually.

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

The Company leases three buildings under operating lease agreements from its CEO and majority shareholder, Glen Ceiley. During the years ended August 31, 2015 and 2014, the Company paid approximately $635,000 and $625,000, respectively, in rent with respect to these leases.

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

Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means.

Item 14.  Principal Accounting Fees and Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2015 and fiscal 2014, the Audit Committee pre-approved all services performed for the Company by the auditor.

Audit Fees

The aggregate fees billed by Squar Milner LLP (“Squar Milner”), the Company’s independent accounting firm for the years ended August 31, 2015 and 2014 for professional services rendered for the audit of the financial statements included in the Company’s annual report on form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2015 and 2014 were $176,941 and $172,260, respectively.

Audit-Related Fees

The Company was not billed any audit-related fees by Squar Milner for the years ended August 31, 2015 and 2014.

Tax Fees

The Company was not billed any fees by Squar Milner for the years ended August 31, 2015 and 2014 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

The Company was not billed any fees by Squar Milner for the years ended August 31, 2015 and 2014 for products and services provided to the Company, other than for the services described above.

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

EACO Corporation

November 25, 2015	/s/ Glen Ceiley
By: Glen Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/25/15
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Controller (principal accounting officer)	11/25/15
Michael Narikawa

/s/ Steve Catanzaro	Director	11/25/15
Steve Catanzaro

/s/ Jay Conzen	Director	11/25/15
Jay Conzen

/s/ William Means	Director	11/25/15
William Means

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

EACO Corporation

Anaheim, California

We have audited the accompanying consolidated balance sheets of EACO Corporation and Subsidiaries (the “Company”) as of August 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EACO Corporation and Subsidiaries as of August 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

Newport Beach, California

November 25, 2015

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,	August 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$5,269	$3,480
Restricted cash, current portion	1,781	642
Trade accounts receivable, net	15,485	17,795
Inventory, net	16,733	14,863
Marketable securities, trading	-	73
Prepaid expenses and other current assets	591	1,104
Total current assets	39,859	37,957

Non-current Assets:
Restricted cash, non-current	83	322
Equipment and leasehold improvements, net	1,569	1,603
Other assets	1,005	1,001
Total assets	$42,516	$40,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$9,318	$11,192
Accrued expenses and other current liabilities	4,349	3,508
Liabilities of discontinued operations – short-term	49	48
Liability for short sales of trading securities	1,781	642
Total current liabilities	15,497	15,390

Non-current Liabilities:
Liabilities of discontinued operations – long-term	35	274
Long-term debt	33	1,728
Total liabilities	15,565	17,392

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	860	1,065
Retained earnings	13,663	9,998
Total shareholders’ equity	26,951	23,491
Total liabilities and shareholders’ equity	$42,516	$40,883

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended August 31,
	2015	2014
Revenues	$140,213	$134,747
Cost of revenues	99,105	97,710
Gross margin	41,108	37,037
Operating expenses:
Selling, general and administrative expenses	35,394	32,178
Income from operations	5,714	4,859

Other income (expense):
Net gain (loss) on trading securities	225	(19)
Gain on sale of property	-	1,495
Interest and other (income) expense, net	(11)	(307)
Total other income	214	1,169
Income from continuing operations before income taxes	5,928	6,028
Provision for income taxes	2,254	1,009
Net income from continuing operations	3,674	5,019
Discontinued operations:
Change in workers’ compensation liability, net of tax $46 and $394, respectively	67	592
Net Income	3,741	5,611
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$3,665	$5,535

Basic and diluted earnings per share:
Net Income from continuing operations	$0.74	$1.02
Net Income from discontinued operations	0.01	0.12
Net income attributable to common shareholders	$0.75	$1.14

Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to consolidated financial statements.

F-3

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Year Ended August 31,
	2015	2014
Net income	$3,741	$5,611
Other comprehensive income, net of tax:
Foreign translation (loss)/gain	(205)	245
Total comprehensive income	$3,536	$5,856

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2015 and 2014

(in thousands, except share information)

	Convertible Preferred Stock		Common Stock		Additional Paid-in		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital		Income	Earnings	Equity
Balance, August 31, 2013	36,000	$1	4,861,590	$49	$12,378		$820	$4,463	$17,711

Preferred dividends								(76)	(76)
Net income								5,611	5,611
Comprehensive income:
Foreign translation gain							245		245
Comprehensive income									5,856
Balance, August 31, 2014	36,000	1	4,861,590	49	12,378		$1,065	9,998	23,491

Preferred dividends								(76)	(76)
Net income								3,741	3,741
Comprehensive income:
Foreign translation loss							(205)		(205)
Comprehensive income									3,536
Balance, August 31, 2015	36,000	$1	4,861,590	$49	$12,378	$	$860	$13,663	$26,951

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	August 31,
	2015	2014
Operating activities:
Net income	$3,741	$5,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	553	539
Bad debt expense	91	12
Inventory reserve	81	100
Gain on sale of property	-	(1,495)
Change in value of workers’ compensation liability	(113)	(986)
Net (gain) loss on investments	(225)	19
(Increase) decrease in:
Trade accounts receivable	2,219	(3,369)
Inventory	(1,951)	(691)
Prepaid expenses and other assets	509	831
Increase (decrease) in:
Trade accounts payable	(47)	1,332
Accrued expenses and other current liabilities	841	610
Deposit liability	-	(87)
Liabilities of discontinued operations	(125)	(1,247)
Net cash provided by operating activities	5,574	1,179

Investing activities:
Purchase of property and equipment	(519)	(746)
Sale of marketable securities, trading	298	1,303
Net change in securities sold short	1,139	642
Proceeds from sale of property	-	9,483
Change in restricted cash	(900)	(416)
Net cash provided by investing activities	18	10,266

Financing activities:
Payments on revolving credit facility	(1,684)	(4,797)
Payment of preferred dividend	(76)	(57)
Bank overdraft	(1,827)	545
Payments on long-term debt - real estate held for sale	-	(5,397)
Payments on long-term debt	(11)	(11)
Net cash used in financing activities	(3,598)	(9,717)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(205)	245
Net increase in cash and cash equivalents	1,789	1,973

Cash and cash equivalents - beginning of period	3,480	1,507
Cash and cash equivalents - end of period	$5,269	$3,480

Supplemental disclosures of cash flow information:
Cash paid for interest	$13	$296

Cash paid for taxes	$1,342	$666

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

Note 1. Organization and Basis of Presentation

EACO Corporation (“EACO”) is a holding company, comprised of is its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”). Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 48 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

EACO was incorporated in the State of Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida.  On June 29, 2005, EACO sold all of its operating restaurants. As of August 31, 2015, the only remaining activity of the former restaurant operations relates to its self-insured workers’ compensation claim liability. The estimated workers’ compensation claim liability is presented as liabilities of discontinued operations on the accompanying consolidated balance sheets and any changes to the estimated claim liability or settlement of these claims is presented under discontinued operations on the accompanying consolidated statement of operations.

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

Restricted Cash

The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. In compliance with this requirement, the Company pledged a certificate of deposit of $83,000 and $322,000 at August 31, 2015 and 2014, respectively. See Note 7 for further discussion.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at August 31, 2015 and 2014.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,105,000 and $1,024,000 at August 31, 2015 and 2014, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Trading Securities

The Company invests in marketable trading securities which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheet.

These securities are stated at fair value, which is determined using the quoted closing prices at each reporting date. Realized gains and losses on investment transactions are recognized as incurred in the consolidated statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the market value of investment holdings during the period. See Note 11.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of goods sold, and were approximately $2,557,000 and $2,407,000 for the years ended August 31, 2015 and 2014, respectively.

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits.  The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.    At each fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims, and adjustments to the Company’s estimated claim liability, if any, are reflected in discontinued operations.   The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when realization is reasonably assured.

Operating Leases

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

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2015 and 2014 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of convertible preferred stock, which were outstanding at August 31, 2015 and 2014. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2015 and 2014 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the average exchange rates for the years ended August 31, 2015 and 2014. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the years ended August 31, 2015 and August 31, 2014 were $0.83 and $0.93 respectively.

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

Net sales to customers outside the United States and related trade accounts receivable were approximately 9% and 11% of total sales and trade accounts receivable, respectively, at August 31, 2015, and 7% and 10%, respectively, at August 31, 2014. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2015 or 2014.

Total assets held outside the United States comprised 7% as of August 31, 2015 and 2014.

Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities

The Company’s financial instruments other than its marketable securities include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, line of credit, accrued expenses and long-term debt. Management believes that the fair value of these financial instruments approximate their carrying amounts based on current market indicators, such as prevailing interest rates. The Company’s marketable securities are measured at fair value on a recurring basis (see Note 11).

During the years ended August 31, 2015 and 2014, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

Significant Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition across entities, industries, jurisdictions, and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements, and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new revenue recognition standard requires entities to recognize revenue in a way that reflects the transfer of promised goods or services to customers in an amount based on the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606)” which delayed the effective date of the new revenue recognition guidance by one year. Therefore, ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. Under ASU 2015-11 entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-15, “ Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ”, which clarifies the guidance set forth in ASU No. 2015-03, “ Simplifying the Presentation of Debt Issuance Costs ”, issued in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect our consolidated financial position, results of operations or cash flows.

Note 3. Equipment and Leasehold Improvements

Equipment and leasehold improvements are summarized as follows:

	August 31, 2015	August 31, 2014
Machinery and equipment	$5,658,000	$5,170,000
Furniture and fixtures	810,000	807,000
Vehicles	138,000	138,000
Leasehold improvements	1,556,000	1,528,000
	8,162,000	7,643,000
Less accumulated depreciation and amortization	(6,593,000)	(6,040,000)

	$1,569,000	$1,603,000

For the years ended August 31, 2015 and 2014, depreciation expense was $553,000 and $539,000 respectively.

Note 4. Long-Term Debt

Long-term debt is summarized as follows:

	August 31,	August 31,
	2015	2014
Line of credit from Community Bank	-	1,684,000
Note payable to BMW Bank of North America, secured by automobile, monthly principal and interest payments totaling $901, interest at 0.9%, due June 2018	33,000	44,000
	$33,000	$1,728,000

The Company has a revolving credit agreement with Community Bank, N.A. which currently provides for borrowings of up to $10,000,000 and bears interest at either the 30, 60 or 90 day LIBOR (the 90 day LIBOR at August 31, 2015 and 2014 was 0.31% and 0.23%, respectively) plus 1.75% or the bank’s reference rate (3.25% at August 31, 2015 and 2014). Borrowings are secured by substantially all assets of the Company and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The agreement, as amended in March 2015, expires in March 2017. There was a zero balance outstanding as of August 31, 2015 under this line of credit and $1,684,000 as of August 31, 2014. Availability under the line of credit was $10,000,000 and $8,316,000 at August 31, 2015 and 2014, respectively. The agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2015 and August 31, 2014, the Company was in compliance with all such covenants.

The scheduled payments for the above loans are as follows:

Years Ending August 31,
2016	11,000
2017	11,000
2018	11,000
$33,000

Note 5.   Shareholders’ Equity

Earnings Per Common Share (EPS)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	For the years ended August 31,
(In thousands, except per share information)	2015	2014
EPS– basic and diluted:
Net income	$3,741	$5,611
Less: undeclared cumulative preferred stock dividends	(76)	(76)
Net income available to common shareholders for basic and diluted EPS computation	3,665	5,535
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings per common share – basic and diluted	$0.75	$1.14

Preferred Stock

The Company's Board of Directors is authorized to establish the various rights and preferences for the Company's preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares of its Series A Cumulative Convertible Non-Voting Preferred Stock (the “Preferred Stock”) to the Company’s CEO, with an 8.5% dividend rate at a price of $25 per share for a total cash purchase price of $900,000.  Holders of the Preferred Stock have the right at any time to convert the Preferred Stock and accrued but unpaid dividends into shares of the Company’s common stock at the conversion price of $22.50 per share.  In the event of a liquidation or dissolution of the Company, holders of the Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders at $25.00 per share plus all unpaid dividends before any payments are made to the holders of common stock.

Note 6. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under this plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $212,000 and $206,000 for the years ended August 31, 2015 and 2014, respectively.

Note 7. Discontinued Operations

Results of an actuarial analysis of the Company's workers' compensation self-insurance program concluded the workers compensation liability was $84,000 as of August 31, 2015. Accordingly, an adjustment of $67,000 net of income tax of $46,000 was recorded in the consolidated statement of operations as a reduction of liabilities of discontinued operations as of August 31, 2015. As of August 31, 2015 and 2014, the estimated remaining claim liability was $84,000 and $322,000, respectively.

Note 8.  Income Taxes

The following summarizes the Company’s provision for income taxes on income from continuing and discontinued operations:

	For the Year Ended August 31,
	2015	2014
Current:
Federal	$1,568,000	$751,000
State	325,000	214,000
Foreign	(5,000)	9,000
	1,888,000	974,000

Deferred:
Federal	560,000	(343,000)
State	(194,000)	378,000
Foreign	-	-
	366,000	35,000
Total	$2,254,000	$1,009,000

 Income taxes for the years ended August 31, 2015 and August 31, 2014 differ from the amounts computed by applying the federal statutory corporate rates of 34% to the pre-tax income from continuing operations.

The differences are reconciled as follows:

	For the Year Ended August 31,
	2015	2014
Current:
Expected income tax benefit at statutory rate	$2,008,000	$2,085,000
Increase (decrease) in taxes due to:
State tax, net of federal benefit	284,000	287,000
Permanent differences	32,000	29,000
Change in deferred tax asset valuation allowance	62,000	(919,000)
Other, net	(132,000)	(473,000)
Income tax expense (benefit)	$2,254,000	$1,009,000

The components of deferred taxes at August 31, 2015 and 2014 are summarized below:

	August 31,
Deferred tax assets:	2015	2014
Net operating loss	$522,000	$527,000
Capital losses	116,000	99,000
Allowance for doubtful accounts	14,000	4,000
Accrued expenses	146,000	333,000
Accrued workers’ compensation	32,000	125,000
Inventory reserve	775,000	644,000
Unrealized losses on investment	(254,000)	(51,000)
Excess of tax over book depreciation	(78,000)	(131,000)
Other	305,000	331,000
Total deferred tax assets	1,578,000	1,881,000
Valuation allowance	(639,000)	(576,000)
Total deferred tax assets	$939,000	$1,305,000

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance.

Based on the Company’s profitability and future forecast, management believes it is more-likely-than not that a portion of its net deferred tax assets will not be utilized in the future. Therefore, as of August 31, 2015 and 2014, a partial valuation allowance has been recorded based on management’s estimate of the amount of its net deferred tax assets that will be able to be utilized in future periods.

The guidance in the “Transactions Between Entities Under Common Control Subsections” of ASC 805-50, does not specifically address the accounting for the deferred tax consequences that may result from a transfer of net assets or the exchange of equity interest between enterprises under common control. Although such a transaction is not a pooling of interests, it appears as if the guidance of the Financial Accounting Standards Board (“FASB”) Statement No. 109 (ASC 740), paragraphs 270-272, which addresses the income tax accounting effects of a pooling-of-interests transaction should be applied by analogy.

On January 1, 2007, we adopted ASC 740 “Income Taxes” formerly FASB Interpretation No. 48 an interpretation of FASB Statement No. 109 (ASC 740). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company has no liability for unrecognized tax benefit related to tax positions for either the August 31, 2015 year end or the August 31, 2014 year end.

The Company’s policy is to recognize interest and penalty related to unrecognized tax benefits as income tax expense. As of August 31, 2015, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the US, Canada and various states. The Company’s tax years for 2011, 2012, 2013 and 2014 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2011.

Note 9. Commitments and Contingencies

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

Operating Lease Obligations

The Company leases its facilities and automobiles under operating lease agreements (three leased facilities are with its majority shareholder – see Note 10), which expire on various dates through September 2021 and require minimum rental payments ranging from $1,000 to $32,000 per month. Certain of the leases contain options for renewal under varying terms.

Minimum future rental payments under operating leases are as follows:

Years ending August 31:
2016	$1,777,000
2017	903,000
2018	543,000
2019	162,000
Thereafter	292,000
$3,677,000

Rental expense for all operating leases for the years ended August 31, 2015 and 2014 was approximately $1,832,000 and $1,975,000, respectively.

Note 10. Related Party Transactions

The Company leases three buildings under operating lease agreements from its CEO and majority stockholder. During the years ended August 31, 2015 and 2014, the Company incurred approximately $635,000 and $625,000, respectively, of rent expense related to these leases.

Note 11. Fair Value of Financial Instruments

Management estimates the fair value of its assets or liabilities measured at fair value based on the three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include marketable securities and liabilities for short sales of trading securities that are actively traded.

Level 2: Inputs other than Level 1 are observable, either directly or indirectly. The Company does not hold any Level 2 financial instruments.

Level 3: Unobservable inputs. The Company does not hold any Level 3 financial instruments.

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2015 and 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
August 31, 2015
Marketable securities	-	-	-	-
Liability for short sales of trading securities	$(1,781,000)	-	-	$(1,781,000)

August 31, 2014
Marketable securities	$73,000	-	-	$73,000
Liability for short sales of trading securities	$(642,000)	-	-	$(642,000)

Note 12. Subsequent Events

Management has evaluated events subsequent to August 31, 2015, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

EXHIBIT INDEX

Number	Exhibit
2.1	Agreements effective March 27, 2014 by and between EACO Corporation and Selective Real Estate Investments for the sale and purchase of EACO’s real properties in Sylmar, CA (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2014, is incorporated herein by reference)
2.2	First Amendment to Standard Offer, Agreement and Escrow Instructions effective May 27, 2014 by and between EACO Corporation, Brisa, Inc., dba Selective Real Estate Investments, and 12458 Gladstone Land, LLC (Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2014, is incorporated herein by reference.)
2.3	First Amendment to Standard Offer, Agreement and Escrow Instructions effective May 27, 2014 by and between EACO Corporation, Brisa, Inc., dba Selective Real Estate Investments, and Selective 12460 Gladstone, LLC (Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2014, is incorporated herein by reference.)
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)
3.4	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.6	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.7	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.8	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
3.9	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company's registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.10	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.11	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.1	Business Loan Agreement dated March 28, 2008 by and between EACO Corporation and Zions First National Bank (Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.2	Promissory Note dated March 28, 2008 in the principal amount of $1,216,354 executed by EACO in favor of Zions First National Bank (Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)

Number	Exhibit
10.3	Commercial Guaranty dated March 28, 2008 executed by Glen Ceiley in favor of Zions First National Bank (Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.4	Business Loan Agreement dated November 9, 2007 by and between EACO Corporation and Community Bank (Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.5	Promissory Note dated November 9, 2007 in the principal amount of $5,875,000 executed by EACO in favor of Community Bank (Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.6	Commercial Guaranties dated November 9, 2007 executed in favor of Community Bank by each of Glen F. Ceiley, Bisco Industries, Inc. and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.7	Business Loan Agreement dated June 1, 2007 by and between Bisco Industries, Inc. and Community Bank (Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.8	Promissory Note dated November 15, 2000 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.9	Change in Terms Agreements by and between Bisco Industries, Inc. and Community Bank dated May 1, 2001; July 1, 2001; September 1, 2001; October 19, 2001; April 30, 2002; June 17, 2002; August 28, 2002; September 16, 2002; October 28, 2002; January 24, 2003; March 27, 2003; June 1, 2003; October 1, 2003; December 1, 2003; February 1, 2004; May 1, 2004; June 23, 2004; August 1, 2004; February 1, 2005; April 1, 2005; April 1, 2006; March 28, 2007; June 1, 2007; July 13, 2007; March 27, 2008; May 15, 2008; March 3, 2009; March 23, 2010; April 16, 2010; October 1, 2010; January 3, 2011; March 1, 2011; May 10, 2012; and September 18, 2012 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.10	Commercial Security Agreement dated August 1, 2004 by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.11	Commercial Security Agreement dated March 23, 2010 by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.12	Commercial Security Agreement dated March 23, 2010 by Bisco Industries, Inc. in favor of Community Bank. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.13	Promissory Note dated March 10, 2011 in the principal amount of $1,000,000 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.14	Commercial Guaranty dated May 1, 2004 executed by Glen F. Ceiley in favor of Community Bank (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.15	Commercial Guaranty dated May 15, 2008 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank (Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.16	Commercial Guaranty dated March 23, 2010 executed by EACO Corporation in favor of Community Bank (Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.17	Commercial Lease dated May 1, 2001, as amended through August 30, 2011, by and between Glen Ceiley and Bisco Industries (Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.18	Change in Terms Agreement by and between Bisco Industries, Inc. and Community Bank dated March 26, 2013, relating to the line of credit (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 15, 2013, is incorporated herein by reference.)

Number	Exhibit
10.19	Purchase Agreement effective August 5, 2013, as amended through September 9, 2013, by and between EACO Corporation and WINLEE Property, Inc., relating to the sale of the real property located in Orange Park, Florida.(Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.20	Change in Terms Agreement by and between EACO Corporation and Community Bank dated November 12, 2013, modifying the Promissory Note dated November 9, 2007 relating to the real property in Sylmar, California.(Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.21	Commercial Guaranty dated November 12, 2013 executed by Glen F. Ceiley in favor of Community Bank (Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.22	Commercial Guaranty dated November 12, 2013 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank in favor of Community Bank (Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.23	Commercial Guaranty dated November 12, 2013 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.24	Agreement effective February 26, 2014 by and between EACO Corporation and Ratner Property Management for the sale and purchase of EACO’s real properties in Sylmar, CA (which agreement was terminated on March 10, 2014) (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2014, is incorporated herein by reference)
10.25	Agreements effective March 27, 2014 by and between EACO Corporation and Selective Real Estate Investments for the sale and purchase of EACO’s real properties in Sylmar, CA (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2014, is incorporated herein by reference)
10.26	Change in Terms Agreement dated April 25, 2014 by and between Bisco Industries, Inc. and Community Bank (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 15, 2014, is incorporated herein by reference)
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
31.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

