Form 10-Q
period 2015-11-30
EACO CORP
filed 2016-01-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of January 14, 2016, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended
	November 30,
	2015	2014
Revenues	$34,293	$33,234
Cost of revenues	24,324	24,429
Gross margin	9,969	8,805
Operating expenses:
Selling, general and administrative expenses	9,134	8,114
Income from operations	835	691

Other (expense)
Net loss on trading securities	(9)	(43)
Other expense	(6)	-
Total other (expense)	(15)	(43)
Income before income taxes	820	648
Provision for income taxes	320	253
Net income	500	395
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$481	$376
Basic and diluted earnings per share:	$0.10	$0.08
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended November 30,
	2015	2014
Net income	$500	$395
Other comprehensive (loss) , net of tax:
Foreign translation (loss) gain	(1)	(37)

Total comprehensive income	$499	$358

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	November 30,	August 31,
	2015	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,461	$5,269
Restricted cash, current	2,151	1,781
Trade accounts receivable, net	17,020	15,485
Inventory, net	16,951	16,733
Marketable securities, trading	822	-
Prepaid expenses and other current assets	975	591
Total current assets	42,380	39,859

Non-current Assets:
Restricted cash, non-current	79	83
Equipment and leasehold improvements, net	1,475	1,569
Other assets	1,013	1,005
Total assets	$44,947	$42,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$12,285	$9,318
Accrued expenses and other current liabilities	2,009	4,349
Liabilities of discontinued operations – short-term	49	49
Liability for short sales of trading securities	2,151	1,781
Total current liabilities	16,494	15,497

Non-current Liabilities:
Liabilities of discontinued operations – long-term	30	35
Long-term debt	992	33
Total liabilities	17,516	15,565

Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	859	860
Retained earnings	14,144	13,663
Total shareholders’ equity	27,431	26,951
Total liabilities and shareholders’ equity	$44,947	$42,516

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2015	2014
Operating activities:
Net income	$500	$395
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	144	132
Bad debt expense	8	31
Change in inventory reserve	30	11
Net loss on investments	9	43
(Increase) decrease in:
Trade accounts receivable	(1,543)	860
Inventory	(248)	(530)
Prepaid expenses and other assets	(392)	(40)
Increase (decrease) in:
Trade accounts payable	1,270	(262)
Accrued expenses and other current liabilities	(2,340)	(1,716)
Liabilities of discontinued operations	(5)	(16)
Net cash used in operating activities	(2,567)	(1,092)
Investing activities:
Purchase of property and equipment	(50)	(133)
(Purchase) sale of marketable securities, trading	(831)	30
Proceeds from securities sold short	370	1,795
Change in restricted cash	(366)	(1,795)
Net cash used in investing activities	(877)	(103)
Financing activities:
Borrowings on revolving credit facility	961	636
Preferred dividend	(19)	(19)
Bank overdraft	1,697	1,169
Payments on long-term debt	(2)	(2)
Net cash provided by financing activities	2,637	1,784
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	(37)
Net (decrease) increase in cash and cash equivalents	(808)	552
Cash and cash equivalents - beginning of period	5,269	3,480
Cash and cash equivalents - end of period	$4,461	$4,032
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,194	$1,342

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

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

EACO was incorporated in Florida in September 1985. From the inception of EACO through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants. From June 2005 until the acquisition of Bisco in March 2010, Eaco’s operations consisted principally of managing five real estate properties held for leasing in Florida and California. From March 2010 through its fiscal year ended August 31, 2013, the Company had two reportable business segments: the Distribution segment, which consisted of the operations of Bisco and its subsidiary, and the Real Estate Rental segment, which consisted of managing the rental properties in Florida and California. The Company sold its remaining real estate properties in Orange Park, Florida and in Sylmar, California during the fiscal year ended August 31, 2014 (“fiscal 2014”). Beginning in fiscal 2014, the Company no longer reported its financial results under two separate segments, as the remaining Real Estate Rental operations were not deemed to be material to the Company’s consolidated financial statements. Accordingly, activity of the former Real Estate Rental segment has been consolidated with the financial results of the Distribution segment for all periods presented in this report.

As of November 30, 2015, the only activity reflected in the accompanying consolidated financial statements not related to the operations of Bisco, relates to the self-insured workers’ compensation claim liability that was originally recorded in connection with EACO’s restaurant operations, which is presented as liabilities of discontinued operations on the Company’s consolidated balance sheets (See Note 2).

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2015. The condensed consolidated balance sheet as of August 31, 2015 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2015. Operating results for the three month period ended November 30, 2015 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Restricted Cash

During the time when the Company operated restaurants in the State of Florida, the Company was self –insuring its workers’ compensation insurance obligations. The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. Based on this requirement, in connection with estimated remaining claims liabilities originally recorded while the Company was operating its restaurants in Florida, the Company pledged a certificate of deposit in the amount of $79,000 and $83,000 at November 30, 2015 and August 31, 2015, respectively, which are recorded as restricted cash, non-current on the accompanying consolidated balance sheets.

Trade Accounts Receivable, net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at November 30, 2015 and August 31, 2015.

Inventories, net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,135,000 and $1,105,000 at November 30, 2015 and August 31, 2015, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash , current in the consolidated balance sheets.

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

Earnings Per Common Share

Basic earnings per common share for the three months ended November 30, 2015 and 2014 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended November 30, 2015 and 2014. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the quarters ended November 30, 2015 and 2014 were $0.76 and $0.89, respectively.

Concentrations

Net sales to customers outside the United States were approximately 8% and 7% of total net sales for the three months ended November 30, 2015 and 2014, respectively, and related accounts receivable were approximately 10% and 11% of total accounts receivable at November 30, 2015 and August 31, 2015, respectively.

No single customer accounted for more than 10% of revenues for the three months ended November 30, 2015 or 2014.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank, N.A . Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.33 % and 0.31 % for the 90 day LIBOR at November 30, 2015 and August 31, 2015, respectively ) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2015 and August 31, 2015). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2017 .

The amounts outstanding under this line of credit as of November 30, 2015 and August 31, 2015 were $961,000 and zero, respectively. Availability under the line of credit was $9,039,000 and $10,000,000 at November 30, 2015 and August 31, 2015, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2015 and August 31, 2015, the Company was in compliance with all fin ancial covenants.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share:

	For the Three Months Ended November 30,
	2015	2014
(In thousands, except per share data)
EPS:
Net income	$500	$395
Less: accrued preferred stock dividends	(19)	(19)
Net income available for common shareholders	$481	$376

Earnings per common share – basic and diluted	$0.10	$0.08

For the three months ended November 30, 2015 and 2014, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. The increase in earnings per share when compared to the same period last year was primarily due to higher sales margins in the current period.

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority shareholder, who is also the Company’s Chairman and CEO. During the three months ended November 30, 2015 and 2014, the Company incurred approximately $165,000 and $156,000, respectively, of expense related to these leases.

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

During the three month ended November 30, 2015, the Company recorded an income tax provision of $320,000 resulting in an effective tax rate of 39%. The effective tax rate differs from the statutory rate of 34% primarily due to the existence of a valuation allowance against certain deferred tax assets, state income tax expenses, and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three month ended November 30, 2015 the Company did not have a liability for unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2015, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, workers’ compensation liability and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates. For additional description of the Company’s critical accounting policies, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 as filed with the SEC on November 25, 2015.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2015 and 2014  )

Revenues and Gross Profit ($ in thousands)

	Three Months Ended November 30,		$	%
	2015	2014	Change	Change

Revenues	$34,293	$33,234	$1,059	3.2%
Cost of revenues	24,324	24,429	(105)	-

Gross profit	$9,969	$8,805	$1,164
Gross margin %	29.0%	26.5%		2.5%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended November 30, 2015 (“Q1 2016”) as compared to the three months ended November 30, 2014 (“Q1 2015”) was largely due to increased unit sales, resulting from the Company focusing on relationship building programs with current and potential customers, as well as improving and expanding its website and online presence. Further, in Q1 2016, there were significant improvement in sales employee retention, seeing a reduction in sales headcount turnover.

The increase in gross margins in Q1 2016 as compared to Q1 2015 is primarily due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs. Further, the Company has put a focus on relationship building with key vendors, which has also contributed to better gross margins in Q1 2016.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended November 30,			%
	2015	2014	$ Change	Change

Selling, general and administrative expenses	$9,134	$8,114	$1,020	12.6%
Percent of revenues	26.6%	24.4%		2.2%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q1 2016 increased from Q1 2015 largely due to a change in management estimates, which reduced the amount of selling, general and administrative overhead expense allocated to cost of revenues in relation to inventory costs. This change also increased SG&A as a percent of revenue.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended November 30,		$	%
	2015	2014	Change	Change
Other income (expense):
Net (loss) on trading securities	$(9)	$(43)	$34	79.1%
Other expense	(6)	-	(6)	(100.0)

Other (expense) income, net	$(15)	$(43)	$28
Other (expense) income, net as a percent of revenues	0.0%	(0.1)%		0.1%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2016, the Company recognized a net loss of $9,000 as compared to a net loss of $43,000 in Q1 2015 in net realized and unrealized gains. Losses in Q1 2016 and Q1 2015 were due primarily to a decrease in the value of short positions the Company held.

Other expense increased $6,000 or 100% for the three months ended November 30, 2015 as compared to the same period in fiscal 2014. The increase was primarily attributable dividend fees related to short positions the Company held.

Income Tax Provision ($ in thousands)

	Three Months Ended November 30,		$	%
	2015	2014	Change	Change

Income tax provision	$320	$253	$67	26.5%
Percent of pre-tax net income	39.0%	39.0%

The provision for income taxes increased by $67,000 in the three month period ended November 30, 2015 over the prior year period. This was a result of higher taxable net income in the current quarter as compared to the prior year period. The percent of pre-tax net income remained consistent at 39% Q1 2016 and Q1 2015.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (0.33 % and 0.31%  for the 90 day LIBOR at November 30, 2015 and August 31, 2015, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at November 30, 2015 and August 31, 2015). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The line of credit agreement expires in March 2017 The amounts outstanding under this line of credit as of November 30, 2015 and August 31, 2015 were $961,000 and zero, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2015 and August 31, 2015, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

Cash used in operating activities was $2,567,000 for the three months ended November 30, 2015 as compared with cash used in operations of $1,092,000 for the three months ended November 30, 2014. The current period cash used by operating activities is primarily due to the decrease in accrued expenses and an increase in trade accounts receivable. This was partially offset by an increase in trade accounts payable and an increase in net income. The prior year cash used in operating activities was primarily due to the decrease in accrued expenses and an increase in inventory.

Cash Flows from Investing Activities

Cash used in investing activities was $877,000 for the three months ended November 30, 2015 as compared with cash used in such activities of $103,000 for the three months ended November 30, 2014. The decrease in investing activities comparing Q1 2016 to Q1 2015 is primarily due to the Company’s purchase of marketable securities during Q1 2015.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2015 was $2,637,000 as compared with cash provided of $1,784,000 for the three months ended November 30, 2014. Cash provided by financing activities for Q1 2016 and Q1 2015 is primarily due to borrowing on the Company’s line of credit and an increase in the bank overdraft in the quarters .

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings under its line of credit.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 as filed with the SEC on November 25, 2015.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of November 30, 2015, the number of shares held by non-affiliates of Mr. Ceiley is less than 90,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

EACO CORPORATION
(Registrant)

Date: January 14, 2016	/s/ Glen Ceiley
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