Form 10-Q
period 2016-02-29
EACO CORP
filed 2016-04-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

As of April 13, 2016, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Revenues	$34,589	$34,427	$68,882	$67,661
Cost of revenues	24,469	23,795	48,793	47,584
Gross margin	10,120	10,632	20,089	20,077
Operating expenses:
Selling, general and administrative expenses	9,087	8,778	18,221	17,532
Income from operations	1,033	1,854	1,868	2,545

Other income(expense):
Net gain (loss) on trading securities	180	(13)	171	(56)
Interest and other income (expense)	2	6	(4)	6
Total other income(expense)	182	(7)	167	(50)
Income before income taxes	1,215	1,847	2,035	2,495
Provision for income taxes	484	728	804	981
Net income	731	1,119	1,231	1,514
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$712	$1,100	$1,193	$1,476
Basic and diluted earnings per share:	$0.15	$0.23	$0.25	$0.30
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net income	$731	$1,119	$1,231	$1,514
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss)	(66)	(56)	(67)	(81)
Total comprehensive income	$665	$1,063	$1,164	$1,433

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	February 29, 2016	August 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,374	$5,269
Restricted cash, current	1,054	1,781
Trade accounts receivable, net	16,578	15,485
Inventory, net	17,634	16,733
Marketable securities, trading	1,084	-
Prepaid expenses and other current assets	827	591
Total current assets	41,551	39,859
Non-current Assets:
Restricted cash, non-current	74	83
Equipment and leasehold improvements, net	1,450	1,569
Other assets	1,011	1,005
Total assets	$44,086	$42,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$11,528	$9,318
Accrued expenses and other current liabilities	2,335	4,349
Liabilities of discontinued operations – short-term	49	49
Liability for short sales of trading securities	1,054	1,781
Total current liabilities	14,966	15,497
Non-current Liabilities:
Liabilities of discontinued operations – long-term	25	35
Long-term debt	1,018	33
Total liabilities	16,009	15,565
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	793	860
Retained earnings	14,856	13,663
Total shareholders’ equity	28,077	26,951
Total liabilities and shareholders’ equity	$44,086	$42,516

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2016	2015
Operating activities:
Net income	$1,231	$1,514
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	287	268
Bad debt expense	24	-
Change in inventory reserve	118	1
Net (gain) loss on investments	(171)	56
(Increase) decrease in:
Trade accounts receivable	(1,117)	143
Inventory	(1,019)	(708)
Prepaid expenses and other assets	(242)	51
Increase (decrease) in:
Trade accounts payable	962	34
Accrued expenses and other current liabilities	(2,014)	(900)
Liabilities of discontinued operations	(10)	(115)
Net cash (used in) provided by operating activities	(1,951)	344

Investing activities:
Purchase of property and equipment	(168)	(164)
(Purchase) sale of marketable securities, trading	(913)	16
Net change in securities sold short	(727)	1,286
Change in restricted cash	736	(1,173)
Net cash used in investing activities	(1,072)	(35)

Financing activities:
Borrowings on revolving credit facility	987	382
Preferred stock dividend	(38)	(38)
Bank overdraft	1,248	247
(Payments) borrowings on long-term debt	(2)	5
Net cash provided by financing activities	2,195	596
Effect of foreign currency exchange rate changes on cash and cash equivalents	(67)	(81)
Net (decrease) increase in cash and cash equivalents	(895)	824

Cash and cash equivalents - beginning of period	5,269	3,480
Cash and cash equivalents - end of period	$4,374	$4,304

Supplemental disclosures of cash flow information:
Cash paid for interest	$14	$10
Cash paid for taxes	$2,194	$1,342

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

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

As of February 29, 2016, the only activity reflected in the accompanying consolidated financial statements not related to the operations of Bisco, relates to the self-insured workers’ compensation claim liability that was originally recorded in connection with EACO’s restaurant operations, which is presented as liabilities of discontinued operations on the Company’s consolidated balance sheets.

Note 2.	Significant Accounting Policies and Significant Recent Accounting Pronouncements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 (“fiscal 2015”). The condensed consolidated balance sheet as of August 31, 2015 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2015. Operating results for the three and six month periods ended February 29, 2016 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Restricted Cash

During the time when the Company operated restaurants in the State of Florida, the Company was self –insuring its workers’ compensation insurance obligations. The State of Florida Division of Workers’ Compensation (the “Division”) requires self-insured companies to pledge collateral in favor of the Division in an amount sufficient to cover the projected outstanding liability. Based on this requirement, in connection with estimated remaining claims liabilities originally recorded while the Company was operating its restaurants in Florida, the Company pledged a certificate of deposit in the amount of $74,000 and $83,000 at February 29, 2016 and August 31, 2015, respectively, which are recorded as restricted cash, non-current on the accompanying consolidated balance sheets.

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at February 29, 2016 and August 31, 2015.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,223,000 and $1,105,000 at February 29, 2016 and August 31, 2015, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets.

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

Earnings Per Common Share

Basic earnings per common share for the three and six months ended February 29, 2016 and February 28, 2015 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates in effect during the reporting period. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates of Canadian dollars to U.S. dollars for the three months ended February 29, 2016 and February 28, 2015 were $0.72 and $0.83, respectively. The average exchange rates of Canadian dollars to U.S. dollars for the six months ended February 29, 2016 and February 28, 2015 were $0.74 and $0.86, respectively.

Concentrations

Net sales to customers outside the United States were approximately 8% and 7% of total net sales for the six months ended February 29, 2016 and February 28, 2015, respectively, and accounts receivable related to international sales were approximately 9.5% and 11% of total accounts receivable at February 29, 2016 and August 31, 2015, respectively.

No single customer accounted for more than 10% of revenues for the three and six months ended February 29, 2016 or February 28, 2015.

Significant Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents steps for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”. The guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. The guidance will require that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. The guidance becomes effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 6, 2016 with early adoption permitted. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which will require a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases will need to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

Note 3.	Debt

The Company has a $10,000,000 line of credit agreement with Community Bank, N.A. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.61% and 0.31% for the 90 day LIBOR at February 29, 2016 and August 31, 2015, respectively) plus 1.75% and/or the bank’s reference rate (3.5% and 3.25% at February 29, 2016 and August 31, 2015, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2017.

The amounts outstanding under this line of credit as of February 29, 2016 and August 31, 2015 were $1,018,000 and zero, respectively. Availability under the line of credit was $8,982,000 and $10,000,000 at February 29, 2016 and August 31, 2015, respectively.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 29, 2016 and August 31, 2015, the Company was in compliance with all financial covenants.

Note 4.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
(In thousands, except share and per share amounts)
EPS:
Net income	$731	$1,119	$1,231	$1,514
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$712	$1,100	$1,193	$1,476

Earnings per common share – basic and diluted	$0.15	$0.23	$0.25	$0.30

For the three and six months ended February 29, 2016 and February 28, 2015, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. The decrease in earnings per share when compared to the same period last year was primarily due to lower sales margins and higher SG&A in the current period.

Note 5.	Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority shareholder, who is also the Company’s Chairman and CEO. During the three months ended February 29, 2016 and February 28, 2015, the Company incurred approximately $173,000 and $165,000, respectively, of expense related to these leases. During the six months ended February 29, 2016 and February 28, 2015, the Company incurred approximately $338,000 and $321,000, respectively, of expense related to these leases.

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

During the three and six months ended February 29, 2016, the Company recorded income tax provision of $484,000 and $804,000 respectively resulting in an effective tax rate of 39.8% and 39.5% respectively. For the three and six months ended February 28, 2015, the Company recorded income tax provision of $728,000 and $981,000 resulting in an effective tax rate of 39.4% and 39.3%, respectively. The effective tax rate differs from the statutory rate of 34% primarily due to the existence of a valuation allowance against certain deferred tax assets, state income tax expenses, and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and six months ended February 29, 2016, the Company did not have a liability for unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and six months ended February 29, 2016, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

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

Overview

From the inception of the Company through June 2005, EACO’s business consisted of operating restaurants in the State of Florida. On June 29, 2005, EACO sold all of its operating restaurants and other assets used in the restaurant operations. All the remaining activity from the restaurant operations is presented as discontinued operations in the accompanying consolidated financial statements. EACO sold the remaining real estate properties in fiscal 2014. The applicable financial results of EACO’s former Real Estate Rental segment have been consolidated with the financial results of EACO’s Distribution segment for all periods presented in this report. Accordingly, beginning in fiscal 2014, the Company no longer reported its financial results under two separate segments.

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

Results of Operations

Comparison of the Three Months Ended February 29, 2016 and February 28, 2015(unaudited)

Revenues and Gross Profit ($ in thousands)

	Three Months Ended
	February 29, 2016	February 28, 2015	$ Change	% Change

Revenues	$34,589	$34,427	$162	0.5%
Cost of revenues	24,469	23,795	674	2.8
Gross profit	$10,120	$10,632	$(512)
Gross margin %	29.3%	30.9%		(1.6)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. There was a slight increase in revenues in the three months ended February 29, 2016 (“Q2 2016”) as compared to the three months ended February 28, 2015 (“Q2 2015”), resulting from the Company focusing on relationship building programs with current and potential customers. The flat sales can be attributed to slower sales headcount growth in the period.

The decrease in gross margins in Q2 2016 as compared to Q2 2015 was primarily due to a change in management estimates, which reduced the amount of indirect and overhead expense included to cost of revenues. This change was initiated in Q2 2015 and the change in management estimates for the six months ended was adjusted in Q2 2015, creating a higher gross margin for the 3 months ended Q2 2015.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	February 29, 2016	February 28, 2015	$ Change	% Change

Selling, general and administrative expenses	$9,087	$8,778	$309	3.5%
Percent of revenues	26.6%	25.5%		1.1%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2016 increased from Q2 2015 largely due higher personnel costs related to additional investments the Company made in the current period to expand its support departments as well as the additional warehouse added in the fourth quarter of fiscal 2015 (“Q4 2015”), and lower employee turnover inQ2 2016 as compared to the prior year period. SG&A as a percent of revenue increased from Q2 2015 to Q2 2016 due to the additional personnel but we expect the support department additions will positively impact sales in future quarters.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
Other income (expense):	February 29, 2016	February 28, 2015	$ Change	% Change
Net gain (loss) on trading securities	$180	$(13)	$193	1484.6%
Other income	2	6	(4)	(66.7)

Other income (expense), net	$182	$(7)	$189
Other income (expense), net as a percent of revenues	0.5%	0%		0.5%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2016, the Company recognized a net gain of $180,000 as compared to a net loss of $13,000 in Q2 2015 in net realized and unrealized gains. Gains in trading securities increased in Q2 2016 compared to Q2 2015 primarily due to an increase in the value of short positions the Company held.

Income Tax Provision ($ in thousands)

	Three Months Ended
	February 29, 2016	February 28, 2015	$ Change	% Change

Income tax provision	$484	$728	$(244)	33.5%
Percent of pre-tax net income	39.8%	39.4%

The provision for income taxes decreased by $244,000 in the three month period ended February 29, 2016 over the prior year period. This was a result of lower taxable net income in the current quarter as compared to the prior year period. The Company’s effective tax rate remained consistent at approximately 39% in Q2 2016 and Q2 2015.

Comparison of the Six Months Ended February 29, 2016 and February 28, 2015(unaudited )

Revenues and Gross Profit ($ in thousands)

	Six Months Ended
	February 29, 2016	February 28, 2015	$ Change	% Change

Revenues	$68,882	$67,661	$1,221	1.8%
Cost of revenues	48,793	47,584	1,209	2.5

Gross profit	$20,089	$20,077	$12
Gross margin %	29.2%	29.7%		(0.5)%

The increase in revenues in the six months ended February 29, 2016 as compared to the six months ended February 28, 2015 was largely due to increased unit sales in the first quarter of 2016 (“Q1 2016) compared to the prior year period, resulting from the Company focusing on relationship building programs with current and potential customers, as well as improving and expanding its website and online presence and reduced sales headcount turnover in the current period.

The decrease in gross margins during six months ended February 29, 2016 as compared to February 28, 2015 was primarily due to increased indirect costs and overhead expense allocated to cost of revenues. Additional expenses included costs associated with a new warehouse added in the state of Georgia during July 2015 and expansion costs in our support departments in Q2 2016..

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended
	February 29, 2016	February 28, 2015	$ Change	% Change

Selling, general and administrative expenses	$18,221	$17,532	$689	3.9%
Percent of revenues	26.5%	25.9%		0.6%

SG&A in the six months ended February 29, 2016 increased from the prior year period largely due to higher personnel costs related to expansion of support departments and less employee turnover in Q2 2016. Headcount within the support departments increased in Q2 2016 when compared to Q2 2015 and an additional warehouse was added during the fourth quarter in fiscal year 2015 in the state of Georgia. SG&A as a percent of revenue increased from Q2 2015 to Q2 2016 as the expected sales benefit of the support department expansions are expected to be realized in future quarters.

Other Income (Expense), Net ($ in thousands)

	Six Months Ended
Other income (expense):	February 29, 2016	February 28, 2015	$ Change	% Change
Net gain (loss) on trading securities	$171	$(56)	$227	405.4%
Other income	(4)	6	(10)	(166.7)

Other income (expense), net	$167	$(50)	$217
Other income (expense), net as a percent of revenues	0.2%	0%		0.2%

During the six months ended February 29, 2016, the Company recognized a net gain of $171,000 as compared to a net loss of $56,000 in the six months ended February 28, 2015 in net realized and unrealized gains. The increase in gains in trading securities for the current six month period was primarily due to an increase in the value of short positions the Company held in the current period, which was offset in part by the Company’s net loss of $9,000 in Q1 2016 due primarily to a decrease in the value of realized short positions the Company held in Q1 2016.

Income Tax Provision ($ in thousands)

	Six Months Ended
	February 29, 2016	February 28, 2015	$ Change	% Change

Income tax provision	$804	$981	$(177)	(18.0)%
Percent of pre-tax net income	39.5%	39.3%

The provision for income taxes decreased by $177,000 in the six month period ended February 29, 2016 over the prior year period. This was primarily the result of lower taxable net income in the current period as compared to the prior year period, which was offset in part by the higher taxable income in Q1 2016. The Company’s effective tax rate remained consistent at approximately 39% at six months ended February 29, 2016 and February 28, 2015.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (0.61% and 0.31% for the 90 day LIBOR at February 29, 2016 and August 31, 2015, respectively) plus 1.75% and/or the bank’s reference rate (3.5% and 3.25% at February 29, 2016 and August 31, 2015, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The line of credit agreement expires in March 2017. The amounts outstanding under this line of credit as of February 29, 2016 and August 31, 2015 were $1,018,000 and zero, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 29, 2016 and August 31, 2015, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

Cash used in operating activities was $1,951,000 for the six months ended February 29, 2016 as compared with cash provided in operations of $344,000 for the six months ended February 28, 2015. The current period cash used by operating activities was primarily due to the increase in inventory, gain on investments, and trade accounts receivable. Cash used for accrued expenses and other liabilities increased from the prior year period, but was partially offset by cash provided from an increase in trade accounts payable. The prior year cash provided in operating activities was primarily due to the decrease in trade accounts receivable and a larger net income during the prior year period.

Cash Flows from Investing Activities

Cash used in investing activities was $1,072,000 for the six months ended February 29, 2016 as compared with cash used in such activities of $35,000 for the six months ended February 28, 2015. The increase in cash used in investing activities from Q2 2016 to Q2 2015 is primarily due to the Company’s purchase of marketable securities during fiscal year 2016.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended February 29, 2016 was $2,195,000 as compared with cash provided of $596,000 for the six months ended February 28, 2015. The increase in cash provided by financing activities from Q2 2016 to Q2 2015 is primarily due to borrowing on the Company’s line of credit and an increase in the bank overdraft in the quarters.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of February 29, 2016, the number of shares held by non-affiliates of Mr. Ceiley is less than 100,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

EACO CORPORATION
(Registrant)

Date: April 13, 2016	/s/ Glen Ceiley
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