Form 10-Q
period 2016-05-31
EACO CORP
filed 2016-07-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of July 5, 2016, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Revenues	$39,875	$36,900	$108,757	$104,561
Cost of revenues	28,133	26,112	76,926	73,696
Gross margin	11,742	10,788	31,831	30,865
Operating expenses:
Selling, general and administrative expenses	9,301	8,780	27,522	26,312
Income from operations	2,441	2,008	4,309	4,553

Other income(expense):
Net gain on trading securities	24	93	195	37
Interest and other (expense)	(10)	(9)	(14)	(3)
Total other income	14	84	181	34
Income before income taxes	2,455	2,092	4,490	4,587
Provision for income taxes	836	918	1,640	1,899
Net income	1,619	1,174	2,850	2,688
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)
Net income attributable to common shareholders	$1,600	$1,155	$2,793	$2,631
Basic and diluted earnings per share	$0.33	$0.24	$0.59	$0.54
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

1

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Net income	$1,619	$1,174	$2,850	$2,688
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss)	100	(63)	33	(144)
Total comprehensive income	$1,719	$1,111	$2,883	$2,544

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	May 31, 2016	August 31, 2015*
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,339	$5,269
Restricted cash, current	1,502	1,781
Trade accounts receivable, net	19,275	15,485
Inventory, net	19,552	16,733
Marketable securities, trading	183	-
Prepaid expenses and other current assets	750	591
Total current assets	46,601	39,859
Non-current Assets:
Equipment and leasehold improvements, net	1,375	1,569
Other assets	1,080	1,088
Total assets	$49,056	$42,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$12,704	$9,318
Accrued expenses and other current liabilities	3,688	4,433
Liability for short sales of trading securities	1,502	1,781
Total current liabilities	17,894	15,532
Non-current Liabilities:
Long-term debt	1,385	33
Total liabilities	19,279	15,565
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	893	860
Retained earnings	16,456	13,663
Total shareholders’ equity	29,777	26,951
Total liabilities and shareholders’ equity	$49,056	$42,516

* Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2015 filed with the U.S. Securities and Exchange Commission on November 25, 2015.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2016	2015
Operating activities:
Net income	$2,850	$2,688
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	433	409
Bad debt expense	39	-
Change in inventory reserve	178	48
Net gain on investments	(195)	(37)
(Increase) decrease in:
Trade accounts receivable	(3,829)	9
Inventory	(2,997)	(1,261)
Prepaid expenses and other assets	(151)	91
Increase (decrease) in:
Trade accounts payable	2,138	524
Accrued expenses and other current liabilities	(745)	183
Net cash (used in) provided by operating activities	(2,279)	2,654

Investing activities:
Purchase of property and equipment	(239)	(326)
Sale of marketable securities, trading	12	110
Net change in securities sold short	(279)	1,359
Change in restricted cash	279	(1,359)
Net cash used in investing activities	(227)	(216)

Financing activities:
Borrowings (payments) on revolving credit facility	1,352	(1,400)
Preferred stock dividend	(57)	(57)
Bank overdraft	1,248	271
Payments on long-term debt	-	8
Net cash provided by (used in) financing activities	2,543	(1,178)
Effect of foreign currency exchange rate changes on cash and cash equivalents	33	(144)
Net increase in cash and cash equivalents	70	1,116

Cash and cash equivalents - beginning of period	5,269	3,480
Cash and cash equivalents - end of period	$5,339	$4,596

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$13
Cash paid for taxes	$2,196	$1,071

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

Note 1. Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”). Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 48 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 (“fiscal 2015”). The condensed consolidated balance sheet as of August 31, 2015 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2015. Operating results for the three and nine month periods ended May 31, 2016 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at May 31, 2016 and August 31, 2015.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,283,000 and $1,105,000 at May 31, 2016 and August 31, 2015, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $1,502,000 and $1,781,000 for May 31, 2016 and August 31, 2015 respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of the impairment review, assets are measured by comparing the carrying amount of such assets to their [projected] future net cash flows.  If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair values.

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

Earnings Per Common Share

Basic earnings per common share for the three and nine months ended May 31, 2016 and 2015 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates in effect during the reporting period. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates of Canadian dollars to U.S. dollars for the three months ended May 31, 2016 and 2015 were $0.77 and $0.81, respectively. The average exchange rates of Canadian dollars to U.S. dollars for the nine months ended May 31, 2016 and 2015 were $0.75  and $0.85, respectively.

Concentrations

Net sales to customers outside the United States were approximately 9% and 7% of total net sales for the nine months ended May 31, 2016 and 2015, respectively, and accounts receivable related to international sales were approximately 12% and 7 % of total accounts receivable at May 31, 2016 and August 31, 2015, respectively.

No single customer accounted for more than 10% of revenues for the three and nine months ended May 31, 2016 or 2015.

Significant Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current GAAP. The guidance presents steps for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank, N.A. Borrowings under this agreement bear interest at either the 30, 60, or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.65 % and 0.31% for the 90 day LIBOR at May 31, 2016 and August 31, 2015, respectively) plus 1.75% and/or the bank’s reference rate (3.5% and 3.25% at May 31, 2016 and August 31, 2015, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen F. Ceiley. The agreement expires on March 1, 2017.

The amounts outstanding under this line of credit as of May 31, 2016 and August 31, 2015 were $1,385,000 and zero, respectively. Availability under the line of credit was $8,615,000 at May 31, 2016.

The line of credit agreement contains nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2016 and August 31, 2015, the Company was in compliance with all financial covenants.

Note 4. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
(In thousands, except share and per share amounts)
EPS:
Net income	$1,619	$1,174	$2,850	$2,688
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$1,600	$1,155	$2,793	$2,631

Earnings per common share – basic and diluted	$0.33	$0.24	$0.59	$0.55

For the three and nine months ended May 31, 2016 and 2015, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive  since the conversion price was greater than the average market price of the common stock

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority shareholder, who is also the Company’s Chairman and CEO. During the three months ended May 31, 2016 and 2015, the Company incurred approximately $173,000 and $165,000, respectively, of expense related to these leases. During the nine months ended May 31, 2016 and 2015, the Company incurred approximately $519,000 and $495,000, respectively, of expense related to these leases.

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

During the three and nine months ended May 31, 2016, the Company recorded an income tax provision of $836,000 and $1,640,000, respectively, resulting in an effective tax rate of 34.1% and 36.5%, respectively. For the three and nine months ended May 31, 2015, the Company recorded an income tax provision of $918,000 and $1,899,000, respectively, resulting in an effective tax rate of 43.9% and 41.4%, respectively. The effective tax rate differs from the statutory rate of 34% primarily due to the existence of a valuation allowance against certain deferred tax assets, state income tax expenses, and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and nine months ended May 31, 2016, the Company did not have a liability for unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and nine months ended May 31, 2016, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates and projections and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in general and administrative costs, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and relationships with suppliers, the willingness of Community Bank or other lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

The condensed consolidated financial statements comprise the accounts of EACO Corporation (“EACO”) and its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”).

EACO was incorporated in the State of Florida in September 1985, is a holding company primarily comprised of its wholly-owned subsidiary, Bisco. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 48 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Revenues derived from the Bisco subsidiary represents 100% of our total revenues and are expected to continue to represent all of the Company’s total revenues for the foreseeable future.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies for the three and nine months ended May 15, 2016. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 as filed with the SEC on November 25, 2015.

Results of Operations

Comparison of the Three Months Ended May 31, 2016 and 2015(unaudited)

Revenues and Gross Profit ($ in thousands)

	Three Months Ended May 31,
	2016	2015	$ Change	% Change

Revenues	$39,875	$36,900	$2,975	8.1%
Cost of revenues	28,133	26,112	2,021	7.7
Gross profit	$11,742	$10,788	$954
Gross margin %	29.4%	29.2%		0.2%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. There was an increase in revenues in the three months ended May 31, 2016 (“Q3 2016”) as compared to the three months ended May 31, 2015 (“Q3 2015”), resulting from the Company focusing on relationship building programs with current and potential customers.

The slight increase in gross margins in Q3 2016 as compared to Q3 2015 was due to the product mix sold and the Company focus on strengthening its relationships with venders and supply chain partners.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended May 31,
	2016	2015	$ Change	% Change

Selling, general and administrative expenses	$9,301	$8,780	$521	5.9%
Percent of revenues	23.3%	23.8%		(0.5)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q3 2016 increased from Q3 2015 largely due to higher personnel costs related to additional investments the Company made in the current fiscal year to expand its support departments as well as the additional warehouse added in the fourth quarter of fiscal 2015 (“Q4 2015”). SG&A as a percent of revenue decreased from Q3 2015 to Q3 2016 primarily due to larger sales per order in the current period without having to increase its sales force headcount in the current period.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended May 31,
	2016	2015	$ Change	% Change
Other income (expense):
Net gain on trading securities	$24	$93	$(69)	(74.2)%
Interest and other (expense)	(10)	(9)	(1)	(11.1)

Other income (expense), net	$14	$84	$(70)
Other income (expense), net as a percent of revenues	0%	0.2%		(0.2)%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2016, the Company recognized a net gain of $24,000 as compared to a net gain of $93,000 in Q3 2015 in net realized and unrealized gains. Gains in trading securities decreased in Q3 2016 compared to Q3 2015 were primarily due to a larger increase in the value of short positions the Company held in Q3 2015.

Income Tax Provision ($ in thousands)

	Three Months Ended May 31,
	2016	2015	$ Change	% Change

Income tax provision	$836	$918	$(82)	(8.9)%
Percent of pre-tax income	34.1%	43.9%

The provision for income taxes decreased by $82,000 in the three month period ended May 31, 2016 over the prior year period. This increase was primarily a result of due to lower taxable net income in the current quarter as compared to the prior year period due to usage of capital loss carryforwards and Enterprise zone tax credits.

Comparison of the Nine Months Ended May 31, 2016 and 2015(unaudited )

Revenues and Gross Profit ($ in thousands)

	Nine Months Ended May 31,
	2016	2015	$ Change	% Change

Revenues	$108,757	$104,561	$4,196	4.0%
Cost of revenues	76,926	73,696	3,230	4.4
Gross profit	$31,831	$30,865	$966
Gross margin %	29.3%	29.5%		(0.2)%

The increase in revenues in the nine months ended May 31, 2016 as compared to the nine months ended May 31, 2015 was largely due to higher unit sales in the first quarter of 2016 (“Q1 2016) and Q3 2016 compared to the prior year periods, resulting from the Company focusing on relationship building programs with current and potential customers, as well as improving and expanding its website and online presence.

The decrease in gross margins during the nine months ended May 31, 2016 as compared to the three months ended May 31, 2015 was primarily due to increased indirect costs and overhead expense allocated to cost of revenues and product mix sold during the period. Additional expenses included costs associated with a new warehouse added in the state of Georgia during July 2015 and expansion costs in our support departments in Q2 2016.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended May 31,
	2016	2015	$ Change	% Change

Selling, general and administrative expenses	$27,522	$26,312	$1,210	4.6%
Percent of revenues	25.3%	25.2%		0.1%

SG&A in the nine months ended May 31, 2016 increased from the prior year period largely due to higher personnel costs related to expansion of support departments. Headcount within the support departments increased in Q3 2016 when compared to Q3 2015 and an additional warehouse was added during the fourth quarter in fiscal year 2015 in the state of Georgia. SG&A as a percent of revenue remained consistent with the prior year period.

Other Income (Expense), Net ($ in thousands)

	Nine Months Ended May 31,
	2016	2015	$ Change	% Change
Other income (expense):
Net gain (loss) on trading securities	$195	$37	$158	427.0%
Interest and other (expense)	(14)	(3)	(11)	(366.7)

Other income (expense), net	$181	$34	$147
Other income (expense), net as a percent of revenues	0.2%	0%		0.2%

During the nine months ended May 31, 2016, the Company recognized a net gain of $195,000 as compared to a net gain of $37,000 in the nine months ended May 31, 2015 in net realized and unrealized gains. The increase in gains in trading securities for the current nine month period was primarily due to an increase in the value of short positions the Company held in the current period.

Income Tax Provision ($ in thousands)

	Nine Months Ended May 31,
	2016	2015	$ Change	% Change

Income tax provision	$1,640	$1,899	$(259)	(13.6)%
Percent of pre-tax income	36.5%	41.4%

The provision for income taxes decreased by $259,000 in the nine month period ended May 31, 2016 over the prior year period. This was primarily the result of lower taxable net income in the current period as compared to the prior year period, as well as usage of capital loss carryforwards.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (0.65% and 0.31% for the 90 day LIBOR at May 31, 2016 and August 31, 2015, respectively) plus 1.75% and/or the bank’s reference rate (3.5% and 3.25% at May 31, 2016 and August 31, 2015, respectively). Borrowings are secured by substantially all assets of Bisco and are guaranteed by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The line of credit agreement expires in March 2017. The amounts outstanding under this line of credit as of May 31, 2016 and August 31, 2015 were $1,385,000 and zero, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2016 and August 31, 2015, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

Cash used in operating activities was $2,279,000 for the nine months ended May 31, 2016 as compared with cash provided by operations of $2,654,000 for the nine months ended May 31, 2015. The current period cash used by operating activities was primarily due to the increase in inventory and trade accounts receivable in the current period. Cash used in operating activities was partially offset by cash provided from an increase in trade accounts payable. The prior year cash provided in operating activities was primarily due to the decrease in trade accounts receivable and net income during the prior year period.

Cash Flows from Investing Activities

Cash used in investing activities was $227,000 for the nine months ended May 31, 2016 as compared with cash used in such activities of $216,000 for the nine months ended May 31, 2015. The increase in cash used in investing activities from May 31, 2016 compared to the prior year period was primarily due to the Company selling a higher amount of marketable securities during in the prior year period.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended May 31, 2016 was $2,543,000 as compared with cash used of $1,178,000 for the nine months ended May 31, 2015. The increase in cash provided by financing activities from Q3 2016 to Q3 2015 was primarily due to borrowing on the Company’s line of credit and an increase in the bank overdraft in the current period.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash generated from operations, the Company finances its operations through borrowings under its line of credit.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 as filed with the SEC on November 25, 2015.

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

We have historically funded our operations in part from cash generated by trading in marketable domestic equity securities. Our investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead, and has led, to significant losses based on market conditions and trends. We may incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

In addition, unanticipated losses from our trading activities may cause us to be in violation of certain covenants under our line of credit agreement with Community Bank. The agreement is secured by substantially all of our assets and the obligations are guaranteed by Mr. Ceiley, our Chairman, CEO and majority shareholder. The loan agreement contains covenants which require that, on a quarterly basis, our losses from trading in securities not exceed our pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit or the acceleration of the obligation’s maturity date and foreclosure on our assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

Our success depends in part on our ability to develop product expertise and identify future products and product lines that complement our existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of May 31, 2016, the number of shares held by non-affiliates of Mr. Ceiley is less than 100,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

EACO CORPORATION
(Registrant)

Date: July 13, 2016	/s/ Glen Ceiley
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

