Form 10-K
period 2016-08-31
EACO CORP
filed 2016-11-23
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

As of November 2, 2016, 4,861,590 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs, and the impact of our planned initiatives. Forward-looking statements are based on our current expectations, estimates and forecasts of future events and results and involve a number of risks and uncertainties that could cause actual results to differ materially including, among other things, the following: failure of facts to conform to management estimates and assumptions; economic conditions and uncertainties; competitive pressures; our ability to maintain an effective system of internal controls over financial reporting; potential losses from trading in securities; our ability to retain key personnel and relationships with suppliers; the willingness of Community Bank or other lenders to extend financing commitments and the availability of capital resources; and other risks identified from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements. It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated. As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

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

EACO was incorporated in Florida in September 1985. Bisco commenced operations in Illinois in 1973 and was incorporated in 1974. Bisco’s principal executive offices are located at 1500 N. Lakeview Avenue, Anaheim, California 92807, which also serves as the principal executive offices of EACO. EACO’s website address is www.eacocorp.com and Bisco’s website address is www.biscoind.com. The inclusion of these website addresses in this annual report does not include, or incorporate by reference into this annual report, any information on or accessible through the websites.

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

Bisco also provides customized services and solutions for a wide range of production needs, including special packaging, bin stocking, kitting and assembly, bar coding, electronic requisitioning, and integrated supply programs, among others. Bisco works with its customers to design and develop solutions to meet their specific needs.

Divisions

Bisco Industries

Bisco sells the full spectrum of products that it offers to many markets, but primarily sells to original equipment manufacturers (“OEMs”). While historically, the substantial majority of Bisco’s revenues have been derived from the Bisco Industries division, Bisco has also established additional divisions that specialize in specific industries and products. Bisco believes that the focus by industry and/or product enhances Bisco’s ability to provide superior service and devise tailored solutions for its customers.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2016, Bisco had more than 6,000 active customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the fiscal year ended August 31, 2016 (“fiscal 2016”). For each of the fiscal years ended August 31, 2016 and 2015, Bisco’s top 20 customers represented in the aggregate approximately 14% and 11% of Bisco’s distribution sales, respectively.

Bisco generally sells its products through its sales representatives in its 48 sales offices located in the United States and Canada. Customers can also place orders through Bisco’s website. Bisco currently maintains seven distribution centers located in Anaheim and San Jose, California; Dallas, Texas; Chicago, Illinois; Boston, Massachusetts, Atlanta, Georgia; and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s salespersons with online, real-time data regarding inventory levels throughout Bisco and facilitates control of purchasing, shipping and billing. Bisco generally ships products to customers from one of its seven distribution centers, based on the geographic proximity and the availability of the ordered products.

Bisco sells its products primarily in the United States and Canada. Bisco’s international sales represented 8.8% and 8.6% of its sales fiscal years ended August 31, 2016 and 2015, respectively. Sales to customers in Canada accounted for approximately 41% and 46% of such international sales in the fiscal years ended August 31, 2016 and 2015, respectively.

Suppliers

As of August 31, 2016, Bisco offered the products from over 260 manufacturers. The authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does provide kitting and packaging services for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2016.

Employees

As of August 31, 2016, the Company had 414 full-time employees.. 278 of these employees were in sales and marketing and 136 were in management, administration and finance.

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

Bisco has historically made investments in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead, and has led, to significant losses from time to time based on market conditions and trends. We may incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its revolving line of credit agreement with Community Bank. There was zero balance outstanding as of August 31, 2016 and August 31, 2015 under its agreement with Community Bank, which loan is secured by substantially all of Bisco’s assets. The agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit, the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

If we fail to maintain an effective system of internal controls over financial reporting or experience additional material weaknesses in our system of internal controls, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.

We have from time to time had material weaknesses in our internal controls over financial reporting due to deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of accounting principles generally accepted in the United States of America (“GAAP”) as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses, we may experience material weaknesses in the future and may fail to maintain a system of internal controls over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly in accordance with GAAP our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even ifremedied, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Glen Ceiley, our Chief Executive Officer and Chairman of the Board, and Don Wagner, Bisco’s President, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business.

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

The Company’s Chairman and Chief Executive Officer holds almost all of our voting stock and can control the election of directors and significant corporate actions.

Glen Ceiley, our Chairman and Chief Executive Officer, owns approximately 98% of our outstanding voting stock. Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

Historically there has been limited trading of our common stock, and the volume of any sales is generally low. As of August 31, 2016, the number of shares held by non-affiliates of Mr. Ceiley is approximately 120,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is quoted on the OTCQB operated by the OTC Markets Group Inc., and previously on the OTC Bulletin Board, under the trading symbol “EACO”; however, there is no established public trading market for the Company’s common stock.   The closing sale price of the Company’s common stock on November 2, 2016, the most recent date on which a sale of our shares occurred, was $6.25 per share.

The quarterly high and low bid information of the Company’s common stock as quoted on such over-the-counter markets are set forth below.

	High	Low

Year Ended August 31, 2015
Quarter ended November 30, 2014	$18.49	$4.00
Quarter ended February 28, 2015	7.50	4.52
Quarter ended May 31, 2015	8.89	4.64
Quarter ended August 31, 2015	6.61	5.25

Year Ended August 31, 2016
Quarter ended November 30, 2015	5.75	5.10
Quarter ended February 28, 2016	6.00	4.70
Quarter ended May 31, 2016	5.05	4.60
Quarter ended August 31, 2016	6.03	4.82

As of August 31, 2016, the Company had no equity compensation plans. The Company did not grant or issue any unregistered shares of common stock during the year ended August 31, 2016.  The Company did not repurchase any of its own common stock during the year ended August 31, 2016.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco. Bisco is a distributor of electronic components and fasteners with 48 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2016 and 2015

Revenues and Gross Margin (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2016	2015	Change	Change
Revenues	$148,544	$140,213	$8,331	5.9%
Cost of revenues	104,981	99,105	5,876	5.9%
Gross profit	$43,563	41,108	$2,455	6.0%
Gross margin	29.3%	29.3%		0.0%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in fiscal 2016 compared to fiscal 2015 was largely due to increased product sales and increased efficiencies from the Company’s employees. Revenues have also increased due to the Company focusing on relationship building programs with current and potential customers and vendors. The gross margins in fiscal 2016 remained consistent with fiscal 2015.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2016	2015	Change	Change
Selling, general and administrative expenses	$37,122	$35,394	$1,728	4.9%
Percent of revenues	25.0%	25.2%		(0.2)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs. SG&A in fiscal 2016 increased from fiscal 2015 largely due to annual raises in employee salaries, bonuses, and a full-year’s overhead from our new distribution center in Georgia, which became active in May 2015. The Company has also invested in expanding its supply chain department, increasing such department’s headcount by 12%, from 26 in fiscal 2015 to 29 employees in fiscal 2016. Expanding the supply chain department is expected to develop and enhance vendor relationships to create favorable pricing for inventory purchases.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2016	2015	Change	Change
Other income (expense):
Realized profit (loss) on sales of marketable trading securities	$330	$(301)	$631	209.6%
Unrealized (loss) gain on marketable trading securities	(226)	526	(752)	(143.0)%
Interest and other income(expense), net	(17)	56	(73)	(130.3)%
Other income (expense), net	$87	$281	$(194)	(69.0)%
Other income (expense), net as a percent of sales	0%	0.2%

Other income (expense) includes income or losses on investments in short-term marketable equity securities of other publicly-held domestic corporations, and interest expense. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to improve return. The Company experienced net realized and unrealized gain from trading securities of $104,000 during fiscal 2016 and $225,000 during fiscal 2015. The decrease in trading securities in fiscal 2016 is due mainly to timing and general market climate short positions at year end, causing an unrealized loss of $226,000.

Interest and other expense increased in fiscal 2016 compared to fiscal 2015 due to the disposal of fixed assets of $7,000 in fiscal 2016. As of August 31, 2016 and 2015, there were no amounts outstanding on the Company’s line of credit.

Income Tax Provision (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2016	2015	Change	Change
Income tax provision	$2,433	$2,254	$179	7.9%
Percent of pre-tax income	37.3%	37.6%		(0.3)%

The provision for income taxes increased by $179,000 in fiscal 2016 compared to fiscal 2015. This was primarily a result of higher estimated taxable income in fiscal 2016 as compared to the prior year period. The percent of pre-tax net income was relatively consistent, decreasing by 0.3% from fiscal 2016 compared to fiscal 2015.

Liquidity and Capital Resources

Bisco currently has a $10,000,000 line of credit agreement with Community Bank, N.A (“Community Bank”). Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (0.81% and 0.31% for the 90 day LIBOR at August 31, 2016 and 2015, respectively) plus 1.75% and/or the bank’s reference rate (3.25% at August 31, 2016 and 2015). Borrowings under this line are secured by substantially all assets of Bisco. The line of credit agreement expires in March 2017. No amounts were outstanding under this line of credit as of August 31, 2016 and 2015. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2016, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

During fiscal 2016, the Company used $1,100,000 in net cash from its operating activities. This was due primarily to an increase in inventory of $5,001,000 and an increase in trade accounts receivable of $3,385,000 primarily due to higher revenues in 2016. This was partially offset by net income in fiscal 2016 of $4,095,000.

During fiscal 2015, the Company generated $5,574,000 in net cash from its operating activities. This was due primarily to net income of $3,741,000 in fiscal 2015 and a decrease in trade accounts receivable of $2,219,000. This was partially offset by an increase in inventory of $1,951,000.

Cash Flows from Investing Activities

Net cash flow used in investing activities was $820,000 for fiscal 2016. This was primarily due to the purchase of marketable securities of $436,000 and purchase of equipment of $403,000 related to technology upgrades to increase employee efficiency in fiscal 2016.

Net cash flow provided by investing activities was $18,000 for fiscal 2015. This was primarily due to the net change in securities sold short of $1,139,000. This increase was offset in part by the Company’s purchase of property and equipment of $519,000 and an increase in restricted cash of $900,000. The restricted cash increased in fiscal 2016 due to cash reserves against securities sold short.

Cash Flows from Financing Activities

Cash generated from financing activities fiscal 2016 was $1,659,000, which was primarily due to the increase in its bank overdraft liability of $1,768,000. The increase in bank overdraft is due to timing of payments of invoices at year end.

Cash used in financing activities in fiscal 2015 was $3,598,000 and was primarily due to the Company’s net payments during 2015 on its revolving credit facility and a decrease in its bank overdraft liability of $1,684,000 and $1,827,000, respectively. At the end of fiscal 2015, the Company paid down its line of credit balance to zero.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were effective as of August 31, 2016.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2016.

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

(c)      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of November 1, 2016, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that the person should serve on the Board.

Directors and Executive Officers

Directors

Glen F. Ceiley currently serves as Chairman of the Board and Chief Executive Officer of the Company.  Stephen Catanzaro, Jay Conzen and William L. Means also currently serve as directors of the Company. Each director serves a one-year term, or until such director’s successor has been elected and qualified.

Glen F. Ceiley, age 70, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of the Company since 1998. As the founder of Bisco with over 45 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry and growth and development of the Company.

Stephen Catanzaro, age 63, has served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, since April 2004. Prior to that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco. Mr. Catanzaro has served as a director of the Company since 1999. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee.

Jay Conzen, age 70, has served as the President of Old Fashioned Kitchen, Inc., a national food distributor, since April 2003 and as a Director since 2011. Prior to that, from October 1992 to April 2003, Mr. Conzen was the principal of Jay Conzen Investments, an investment advisor. Mr. Conzen also served as a consultant to EACO from August 1999 until January 2001 and from October 2001 to April 2003. Mr. Conzen has served as a director of the Company since 1998. Having served as an executive officer of several companies, Mr. Conzen offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by businesses. He also served as a certified public accountant for a number of years.

William L. Means, age 73, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of the Company since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Executive Officers

Each executive officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified. See above for biographical information for Mr. Ceiley, our Chief Executive Officer and Chairman of the Board.

Donald S. Wagner, age 54, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco from November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the Defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, age 35, has served as the Controller and the Principal Accounting Officer of EACO and Bisco since May 2014. Prior to his promotion as Controller, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, age 36, has served as the Vice President of Sales and Marketing of Bisco since September 2012. Prior to such promotion, Mr. Ceiley was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communications from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, who is EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

Code of Ethical Conduct

The Company has adopted a code of ethics applicable to the Company’s senior executive and financial officers.  You may receive, without charge, a copy of the Financial Code of Ethical Conduct by contacting our Corporate Secretary at 1500 N. Lakeview Avenue, Anaheim, California 92807.

Audit Committee

The Audit Committee’s basic functions are to assist the Board in discharging its fiduciary responsibilities to the shareholders and the investment community in the preservation of the integrity of the financial information published by the Company, to maintain free and open means of communication between the Company’s directors, independent auditors and financial management, and to ensure the independence of the independent auditors.  The Board has adopted a written charter for the Audit Committee which is attached as Annex A to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, as filed with the SEC on April 8, 2013..  The Audit Committee charter is not available on the Company’s website.  Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means. As indicated in Item 13 below, the Board has determined that Messrs. Catanzaro, Conzen and Means are independent as defined by the NASDAQ Stock Market’s Marketplace Rules. The Board has identified Mr. Conzen as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC reports of ownership and reports of changes in ownership of our common stock and our other equity securities. These persons are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

For fiscal 2016, the following Form 4 filing was filed with the SEC but was not within two business days of the applicable transaction: filing by Mr. Glen Ceiley for the sale on November 13, 20155 of 1,398 shares of common stock. Based solely on our review of copies of the reports on Forms 3, 4 and 5 received by us during or with respect to the fiscal year ended August 31, 2016 and written representations received from the reporting persons that no other reports were required, except as indicated in the foregoing sentence, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section on a timely basis.

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

The officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Controller and principal accounting officer. Due to the nature of EACO’s operations and related financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2016 and fiscal 2015. However, both of them receive compensation from Bisco for their services provided to Bisco.

All compensation for the named executive officers for fiscal 2016 and fiscal 2015 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Bisco currently does not pay bonuses or other incentive compensation to the named executive officers, although Mr. Ceiley has received quarterly dividends on his shares of Preferred Stock of EACO.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2016 and fiscal 2015 by (i) our Chief Executive Officer, (ii) two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2016 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

			All Other
Name and Principal Position	Fiscal Year	Salary	Compensation	Total

Glen F. Ceiley,	2016	$354,000	$8,000	$362,000
Chief Executive Officer and	2015	333,000	8,000	341,000
Chairman of the Board of EACO and Bisco
Donald Wagner,	2016	213,000	23,000	236,000
President of Bisco	2015	203,000	33,000	236,000
Zachary Ceiley, Vice President	2016	126,000	24,000	150,000
of Sales and Marketing of Bisco	2015	124,000	29,000	153,000

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2016 to any named executive officer and no outstanding equity awards were held by the named executive officers at August 31, 2016.

Director Compensation

The Company pays $10,000 per year in cash to each director who is not employed by EACO or its subsidiary as compensation for their Board services. In addition, directors who do not receive a salary from EACO or its subsidiary receive a fee of $500 for each Board meeting attended. No additional fees are paid to directors for attendance at meetings of the Audit Committee or the Executive Compensation Committee of the Board.

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2016. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

Director	Fees Earned or Paid in Cash	All Other Compensation	Total

Stephen Catanzaro	$12,000	$—	$12,000
Jay Conzen	12,000	—	12,000
William Means	12,000	—	12,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of November 4, 2016 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of	Shares of Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)

Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,785,110	98.4%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	140	*
Michael Narikawa	—	—
All executive officers and directors as a group (7 persons)(3)	4,785,572	98.4%

* Less than 1%

(footnotes on following page)

(footnotes from prior page)

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Avenue, Anaheim, CA 92807.
(2)	Based on 4,861,590 shares of common stock outstanding as of November 4, 2016.
(3)	Includes (i) 4,738,271 shares of common stock held directly by Mr. Ceiley; (ii) 6,000 shares held by Mr. Ceiley’s wife; (iii) 839 shares held in his IRA; and (iv) 40,000 shares issuable upon conversion of the 36,000 shares of Series A Cumulative Convertible Preferred Stock (excluding any dividends accrued but not yet paid) held by Mr. Ceiley. Mr. Ceiley has the sole power to vote and dispose of the shares of common stock he owns individually.

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

The Company leases three buildings under operating lease agreements from its Chief Executive Officer and majority shareholder, Glen Ceiley. During the years ended August 31, 2016 and 2015, the Company paid approximately $652,000 and $635,000, respectively, in rent with respect to these leases.

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

Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means. The Board has determined that all of the foregoing committee members are independent pursuant to the Nasdaq Marketplace Rules and SEC Rule 10A-3.

Item 14.  Principal Accounting Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2016 and fiscal 2015, the Audit Committee pre-approved all services performed for the Company by the auditor.

Audit Services

Squar Milner LLP (“Squar Milner”), the Company’s independent accounting firm for the years ended August 31, 2016 and 2015 performed professional services for the audit of the financial statements included in the Company’s annual report on form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2016 and 2015 were $172,443 and $176,941, respectively.

Audit-Related Fees

The Company was not billed any audit-related fees by Squar Milner for the years ended August 31, 2016 and 2015.

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

EACO Corporation

November 23, 2016	/s/ Glen Ceiley
By: Glen Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/23/16
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Controller (principal accounting officer)	11/23/16
Michael Narikawa

/s/ Steve Catanzaro	Director	11/23/16
Steve Catanzaro

/s/ Jay Conzen	Director	11/23/16
Jay Conzen

/s/ William Means	Director	11/23/16
William Means

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

EACO Corporation

Anaheim, California

We have audited the accompanying consolidated balance sheets of EACO Corporation and Subsidiaries (the “Company”) as of August 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EACO Corporation and Subsidiaries as of August 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

Newport Beach, California

November 23, 2016

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$4,878	$5,269
Restricted cash, current	1,425	1,781
Trade accounts receivable, net	18,797	15,485
Inventory, net	21,532	16,733
Marketable securities, trading	540	-
Prepaid expenses and other current assets	1,135	591
Total current assets	48,307	39,859
Non-current Assets:
Equipment and leasehold improvements, net	1,395	1,569
Other assets	890	1,088
Total assets	$50,592	$42,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$12,727	$9,318
Accrued expenses and other current liabilities	5,600	4,433
Liability for short sales of trading securities	1,425	1,781
Total current liabilities	19,752	15,532
Non-current Liabilities:
Long-term debt	-	33
Total liabilities	19,752	15,565
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	730	860
Retained earnings	17,682	13,663
Total shareholders’ equity	30,840	26,951
Total liabilities and shareholders’ equity	$50,592	$42,516

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	August 31,
	2016	2015
Revenues	$148,544	$140,213
Cost of revenues	104,981	99,105
Gross margin	43,563	41,108
Operating expenses:
Selling, general and administrative expenses	37,122	35,394
Income from operations	6,441	5,714

Other income (expense):
Net gain on trading securities	104	225
Interest and other (expense) income	(17)	56
Total other (expense) income	87	281
Income before income taxes	6,528	5,995
Provision for income taxes	2,433	2,254
Net income	4,095	3,741
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$4,019	$3,665

Basic and diluted earnings per share:	$0.83	$0.75
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

 See accompanying notes to consolidated financial statements.

F-3

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended
	August 31,
	2016	2015
Net income	$4,095	$3,741
Other comprehensive income, net of tax
Foreign translation loss	(130)	(205)
Total comprehensive income	$3,965	$3,536

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2016 and 2015

(in thousands, except share information)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2014	36,000	$1	4,861,590	$49	$12,378	$1,065	$9,998	$23,491
Preferred Dividends							(76)	(76)
Foreign Translation loss	—	—	—	—	—	(205)	—	(205)
Net income	—	—	—	—	—	—	3,741	3,741
Balance, August 31, 2015	36,000	$1	4,861,590	$49	$12,378	$860	$13,663	$26,951
Preferred Dividends							(76)	(76)
Foreign translation loss	—	—	—	—	—	(130)	—	(130)
Net Income	—	—	—	—	—	—	4,095	4,095
Balance, August 31, 2016	36,000	$1	4,861,590	$49	$12,378	$730	$17,682	$30,840

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	August 31,
	2016	2015
Operating activities:
Net income	$4,095	$3,741
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	577	553
Bad debt expense	73	91
Change in inventory reserve	202	81
Net (gain) on investments	(104)	(225)
(Increase) decrease in:
Trade accounts receivable	(3,385)	2,219
Inventory	(5,001)	(1,951)
Prepaid expenses and other assets	(365)	509
Increase (decrease) in:
Trade accounts payable	1,641	(47)
Accrued expenses and other current liabilities	1,167	603
Net cash (used in) provided by operating activities	(1,100)	5,574

Investing activities:
Purchase of property and equipment	(403)	(519)
Purchase of marketable securities, trading	(436)	298
Net change in securities sold short	(356)	1,139
Change in restricted cash	375	(900)
Net cash (used in) provided by investing activities	(820)	18

Financing activities:
Payments on revolving credit facility	(33)	(1,684)
Payment of preferred stock dividend	(76)	(76)
Bank overdraft	1,768	(1,827)
Payments on long-term debt	‒	(11)
Net cash provided by (used in) financing activities	1,659	(3,598)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(130)	(205)
Net (decrease) increase in cash and cash equivalents	(391)	1,789

Cash and cash equivalents - beginning of period	5,269	3,480
Cash and cash equivalents - end of period	$4,878	$5,269

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,227	$1,342

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

Note 1.	Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of is its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”). Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 48 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful trade accounts receivable, slow moving and obsolete inventory reserves, recoverability of the carrying value and estimated useful lives of long-lived assets, and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates.

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at August 31, 2016 and 2015.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,307,000 and $1,105,000 at August 31, 2016 and 2015, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheet. As of August 31, 2016 and 2015, the Company’s total obligation for securities sold, but not yet purchased was $1,425,000 and $1,781,000, respectively. Restricted cash to collateralize the Company’s obligation for short sales was $1,425,000 and $1,781,000 at August 31, 2016 and 2015, respectively.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of goods sold, and were approximately $2,653,000 and $2,557,000 for the years ended August 31, 2016 and 2015, respectively.

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits.  The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.    At each fiscal year end, the Company obtains an actuarial report which estimates its overall exposure based on historical claims and an evaluation of future claims, and adjustments to the Company’s estimated claim liability, if any, are reflected in operations. The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when realization is reasonably assured. The outstanding liability for worker’s compensation at year end is not significant and is recorded in accrued liabilities at August 31, 2016 and 2015.

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

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2016 and 2015 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at August 31, 2016 and 2015. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2016 and 2015 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the average exchange rates for the years ended August 31, 2016 and 2015. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the years ended August 31, 2016 and 2015 were $0.76 and $0.83, respectively.

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

Net sales to customers outside the United States and related trade accounts receivable were approximately 9% and 14%, respectively, at August 31, 2016, and 9% and 11%, respectively, at August 31, 2015. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2016 or 2015.

Total assets held outside the United States comprised 5% and 6% as of August 31, 2016 and 2015, respectively.

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

During the years ended August 31, 2016 and 2015, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

Significant Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current GAAP. The guidance presents steps for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

Note 3.	Equipment and Leasehold Improvements

Equipment and leasehold improvements are summarized as follows:

	August 31,
	2016	2015
Machinery and equipment	$5,960,000	$5,658,000
Furniture and fixtures	829,000	810,000
Vehicles	155,000	138,000
Leasehold improvements	1,576,000	1,556,000
	8,520,000	8,162,000
Less accumulated depreciation and amortization	(7,125,000)	(6,593,000)
	$1,395,000	$1,569,000

For the years ended August 31, 2016 and 2015, depreciation and amortization expense was $577,000 and $553,000, respectively.

Note 4.	Long-Term Debt

The Company has a note payable with BMW Bank of North America, secured by an automobile, with a monthly principal and interest payment of $901. The note accrues interest at a rate of 0.9% per annum and matures in June 2018 but was repaid in full in February 2016. The outstanding balance at August 31, 2016 and 2015 was $0 and $33,000, respectively.

The Company has a revolving credit agreement with Community Bank, N.A., which currently provides for borrowings of up to $10,000,000 and bears interest at either the 30, 60 or 90 day LIBOR (the 90 day LIBOR at August 31, 2016 and 2015 was 0.81% and 0.31%, respectively) plus 1.75% or the bank’s reference rate (3.25% at August 31, 2016 and 2015). Borrowings are secured by substantially all assets of the Company. The credit agreement, as amended in March 2015, expires in March 2017. There was a zero balance outstanding as of August 31, 2016 and 2015. The agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2016 and 2015, the Company was in compliance with all such covenants.

Note 5.	Shareholders’ Equity

Earnings Per Common Share (“EPS”)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	Year Ended August 31,
(In thousands, except per share information)	2016	2015
EPS– basic and diluted:
Net income	$4,095	$3,741
Less: undeclared cumulative preferred stock dividends	(76)	(76)
Net income available to common shareholders for basic and diluted EPS computation	4,019	3,665
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings per common share – basic and diluted	$0.83	$0.75

For the year ended August 31, 2016 and 2015, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Preferred Stock

The Company’s Board of Directors is authorized to establish the various rights and preferences for the Company's preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares of its Series A cumulative convertible preferred stock (the “Preferred Stock”) to the Company’s CEO, with an 8.5% dividend rate at a price of $25 per share for a total cash purchase price of $900,000.  Holders of the Preferred Stock have the right at any time to convert the Preferred Stock and accrued but unpaid dividends into shares of the Company’s common stock at the conversion price of $22.50 per share.  In the event of a liquidation or dissolution of the Company, holders of the Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders at $25.00 per share plus all unpaid dividends before any payments are made to the holders of common stock.

Note 6.	Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under this plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $223,000 and $212,000 for the years ended August 31, 2016 and 2015, respectively.

Note 7.	Income Taxes

The following summarizes the Company’s provision for income taxes on income from operations:

	Year Ended August 31,
	2016	2015
Current:
Federal	$2,226,000	$1,568,000
State	362,000	325,000
Foreign	28,000	(5,000)
	2,616,000	1,888,000
Deferred:
Federal	(273,000)	560,000
State	90,000	(194,000)
Foreign	-	-
	(183,000)	366,000
Total	$2,433,000	$2,254,000

Income taxes for the years ended August 31, 2016 and 2015 differ from the amounts computed by applying the federal statutory corporate rates of 34% to the pre-tax income from operations.

The differences are reconciled as follows:

	Year Ended August 31,
	2016	2015
Current:
Expected income tax benefit at statutory rate	$2,234,000	$2,008,000
Increase (decrease) in taxes due to:
State tax, net of federal benefit	303,000	284,000
Permanent differences	29,000	32,000
Change in deferred tax asset valuation allowance	(121,000)	62,000
Other, net	(12,000)	(132,000)
Income tax expense	$2,433,000	$2,254,000

The components of deferred taxes at August 31, 2016 and 2015 are summarized below:

	August 31,
	2016	2015
Deferred tax assets:
Net operating loss	$518,000	$522,000
Capital losses	-	116,000
Allowance for doubtful accounts	8,000	14,000
Accrued expenses	381,000	146,000
Accrued workers’ compensation	25,000	32,000
Inventory reserve	852,000	775,000
Unrealized losses on investment	(167,000)	(254,000)
Excess of tax over book depreciation	(147,000)	(78,000)
Other	198,000	305,000
Total deferred tax assets	1,668,000	1,578,000
Valuation allowance	(518,000)	(639,000)
Total deferred tax assets	$1,150,000	$939,000

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance.

Based on the Company’s profitability and future forecast, management believes it is more-likely-than not that a portion of its net deferred tax assets will not be utilized in the future. Therefore, as of August 31, 2016 and 2015, a partial valuation allowance has been recorded based on management’s estimate of the amount of its net deferred tax assets that will be able to be utilized in future periods.

The guidance in the “Transactions Between Entities Under Common Control Subsections” of ASC 805-50, does not specifically address the accounting for the deferred tax consequences that may result from a transfer of net assets or the exchange of equity interest between enterprises under common control. Although such a transaction is not a pooling of interests, it appears as if the guidance of the FASB Statement No. 109 (ASC 740), paragraphs 270-272, which addresses the income tax accounting effects of a pooling-of-interests transaction should be applied by analogy.

On January 1, 2007, we adopted ASC 740 “Income Taxes” formerly FASB Interpretation No. 48 an interpretation of FASB Statement No. 109 (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company has no liability for unrecognized tax benefit related to tax positions for either the August 31, 2015 year end or the August 31, 2016 year end.

The Company’s policy is to recognize interest and penalty related to unrecognized tax benefits as income tax expense. As of August 31, 2016, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

Note 8.	Commitments and Contingencies

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

Operating Lease Obligations

The Company leases its facilities and automobiles under operating lease agreements (three leased facilities are leased from its majority shareholder – see Note 10), which expire on various dates through September 2021 and require minimum rental payments ranging from $1,000 to $32,000 per month. Certain of the leases contain options for renewal under varying terms.

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2017	$1,758,000
2018	1,222,000
2019	533,000
2020	208,000
2021	183,000
Thereafter	110,000
$4,014,000

Rental expense for all operating leases for the years ended August 31, 2016 and 2015 was approximately $2,142,000 and $1,832,000, respectively.

Note 9.	Related Party Transactions

The Company leases three buildings under operating lease agreements from its CEO, Chairman of the Board and majority stockholder. During the years ended August 31, 2016 and 2015, the Company incurred approximately $652,000 and $635,000, respectively, of rent expense related to these leases.

Note 10.	Fair Value of Financial Instruments

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

Level 2: Inputs other than Level 1 are observable, either directly or indirectly. The Company does not hold any Level 2 financial instruments.

Level 3: Unobservable inputs. The Company does not hold any Level 3 financial instruments.

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2016 and 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
August 31, 2016
Marketable securities	$540,000	—	—	$540,000
Liability for short sales of trading securities	(1,425,000)	—	—	(1,425,000)

August 31, 2015
Marketable securities	—	—	—	‒
Liability for short sales of trading securities	(1,781,000)	—	—	(1,781,000)

Note 11.	Subsequent Events

Management has evaluated events subsequent to August 31, 2016, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)
3.4	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.6	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.7	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.8	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
3.9	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.10	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.11	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.4	Business Loan Agreement dated November 9, 2007 by and between EACO Corporation and Community Bank (Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.5	Promissory Note dated November 9, 2007 in the principal amount of $5,875,000 executed by EACO in favor of Community Bank (Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.6	Commercial Guaranties dated November 9, 2007 executed in favor of Community Bank by each of Glen F. Ceiley, Bisco Industries, Inc. and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
10.7	Business Loan Agreement dated June 1, 2007 by and between Bisco Industries, Inc. and Community Bank (Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.8	Promissory Note dated November 15, 2000 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)

23

Number	Exhibit
10.9	Change in Terms Agreements by and between Bisco Industries, Inc. and Community Bank dated May 1, 2001; July 1, 2001; September 1, 2001; October 19, 2001; April 30, 2002; June 17, 2002; August 28, 2002; September 16, 2002; October 28, 2002; January 24, 2003; March 27, 2003; June 1, 2003; October 1, 2003; December 1, 2003; February 1, 2004; May 1, 2004; June 23, 2004; August 1, 2004; February 1, 2005; April 1, 2005; April 1, 2006; March 28, 2007; June 1, 2007; July 13, 2007; March 27, 2008; May 15, 2008; March 3, 2009; March 23, 2010; April 16, 2010; October 1, 2010; January 3, 2011; March 1, 2011; May 10, 2012; and September 18, 2012 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.10	Commercial Security Agreement dated August 1, 2004 by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.11	Commercial Security Agreement dated March 23, 2010 by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.12	Commercial Security Agreement dated March 23, 2010 by Bisco Industries, Inc. in favor of Community Bank. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.13	Promissory Note dated March 10, 2011 in the principal amount of $1,000,000 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.14	Commercial Guaranty dated May 1, 2004 executed by Glen F. Ceiley in favor of Community Bank (Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.15	Commercial Guaranty dated May 15, 2008 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank (Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.16	Commercial Guaranty dated March 23, 2010 executed by EACO Corporation in favor of Community Bank (Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.17	Commercial Lease dated May 1, 2001, as amended through August 30, 2011, by and between Glen Ceiley and Bisco Industries (Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2012, is incorporated herein by reference.)
10.18	Change in Terms Agreement by and between Bisco Industries, Inc. and Community Bank dated March 26, 2013, relating to the line of credit (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 15, 2013, is incorporated herein by reference.)
10.21	Commercial Guaranty dated November 12, 2013 executed by Glen F. Ceiley in favor of Community Bank (Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.22	Commercial Guaranty dated November 12, 2013 executed by the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust in favor of Community Bank in favor of Community Bank (Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.23	Commercial Guaranty dated November 12, 2013 executed by Bisco Industries, Inc. in favor of Community Bank (Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2013, is incorporated herein by reference)
10.26	Change in Terms Agreement dated April 25, 2014 by and between Bisco Industries, Inc. and Community Bank (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 15, 2014, is incorporated herein by reference)
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)

24

Number	Exhibit
31.1*	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

25