Form 10-Q
period 2016-11-30
EACO CORP
filed 2017-01-17
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

As of January 11, 2017, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended
	November 30,
	2016	2015
Revenues	$37,207	34,293
Cost of revenues	26,651	24,324
Gross margin	10,556	9,969
Operating expenses:
Selling, general and administrative expenses	9,387	9,134
Income from operations	1,169	835

Other (expense) income:
Net loss on trading securities	(102)	(9)
Interest expense, net	(4)	(6)
Total other (expense) income	(106)	(15)
Income before income taxes	1,063	820
Provision for income taxes	402	320
Net income	661	500
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$642	$481
Basic and diluted earnings per share	$0.13	$0.10
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

1

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2016	2015
Net income	$661	$500
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss)	(59)	(1)
Total comprehensive income	$602	$499

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2016	2016*
ASSETS
Current Assets:
Cash and cash equivalents	$5,088	$4,878
Restricted cash, current	1,864	1,425
Trade accounts receivable, net	18,620	18,797
Inventory, net	23,356	21,532
Marketable securities, trading	204	540
Prepaid expenses and other current assets	1,230	1,135
Total current assets	50,362	48,307
Non-current Assets:
Equipment and leasehold improvements, net	1,811	1,395
Other assets	885	890
Total assets	$53,058	$50,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$13,402	$12,727
Accrued expenses and other current liabilities	2,290	5,600
Liability for short sales of trading securities	1,864	1,425
Total current liabilities	17,556	19,752
Non-current Liabilities:
Long-term debt	4,079	―
Total liabilities	21,635	19,752
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	671	730
Retained earnings	18,324	17,682
Total shareholders’ equity	31,423	30,840
Total liabilities and shareholders’ equity	$53,058	$50,592

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2016 as filed with the U. S. Securities and Exchange Commission on November 23, 2016.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2016	2015
Operating activities:
Net income	$661	$500
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	169	144
Bad debt expense	4	8
Change in inventory reserve	135	30
Net loss on investments	102	9
(Increase) decrease in:
Trade accounts receivable	173	(1,543)
Inventory	(1,959)	(248)
Prepaid expenses and other assets	(90)	(392)
Increase (decrease) in:
Trade accounts payable	190	1,270
Accrued expenses and other current liabilities	(3,310)	(2,345)
Net cash used in operating activities	(3,925)	(2,567)
Investing activities:
Purchase of property and equipment	(585)	(50)
Sale (purchase) of marketable securities, trading	234	(831)
Net change in securities sold short	439	370
Change in restricted cash	(439)	(366)
Net cash used in investing activities	(351)	(877)
Financing activities:
Borrowings on revolving credit facility	4,079	961
Preferred dividend	(19)	(19)
Bank overdraft	485	1,697
Payments on long-term debt	―	(2)
Net cash provided by financing activities	4,545	2,637
Effect of foreign currency exchange rate changes on cash and cash equivalents	(59)	(1)
Net increase (decrease) in cash and cash equivalents	210	(808)
Cash and cash equivalents - beginning of period	4,878	5,269
Cash and cash equivalents - end of period	$5,088	$4,461
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,627	$2,194

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 (“fiscal 2016”). The condensed consolidated balance sheet as of August 31, 2016 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2016. Operating results for the three months ended November 30, 2016 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of EACO, its wholly-owned subsidiary, Bisco, and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (all of which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at November 30, 2016 and August 31, 2016.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,442,000 and $1,307,000 at November 30, 2016 and August 31, 2016, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $1,864,000 and $1,425,000 for November 30, 2016 and August 31, 2016, respectively.

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

Earnings Per Common Share

Basic earnings per common share for the three months ended November 30, 2016 and 2015 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended November 30, 2016 and 2015. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the quarters ended November 30, 2016 and 2015 were $0.75 and $0.76, respectively.

Concentrations

Net sales to customers outside the United States were approximately 9% and 8% of total net sales for the three months ended November 30, 2016 and 2015, respectively, and related accounts receivable were approximately 11% and 10% of total accounts receivable at November 30, 2016 and 2015, respectively.

No single customer accounted for more than 10% of revenues for the three months ended November 30, 2016 or 2015.

Significant Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede the previous revenue recognition guidance under current GAAP. This guidance presents steps for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.” This guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. This guidance will require that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. This guidance becomes effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. This guidance becomes effective for annual reporting periods beginning after December 6, 2016 with early adoption permitted. The Company is currently evaluating this statement and its impact on the Company’s results of operations or financial position.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases will need to be recognized on the balance sheet. This guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating this statement and its impact on the Company’s results of operations or financial position.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating this statement and its impact on the Company’s results of operations or financial position.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank, N.A. Borrowings under this agreement bear interest at either the 30, 60 or 90 day London Inter-Bank Offered Rate (“LIBOR”) (0.91% and 0.81% for the 90 day LIBOR at November 30, 2016 and August 31, 2016, respectively) plus 1.75% and/or the bank’s reference rate (3.50% at November 30, 2016 and August 31, 2016). Borrowings are secured by substantially all of the assets of. The line of credit agreement expires on March 1, 2017, but the Company plans to extend the agreement.

The amounts outstanding under this line of credit as of November 30, 2016 and August 31, 2016 were $4,079,000 and $0, respectively. Availability under the line of credit was $5,921,000 and $10,000,000 at November 30, 2016 and August 31, 2016, respectively.

The line of credit agreement contains certain covenants, including the maintenance of certain financial ratios. As of November 30, 2016 and August 31, 2016, the Company was in compliance with all financial covenants.

Note 4. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended November 30,
	2016	2015
EPS:
Net income	$661	$500
Less: accrued preferred stock dividends	(19)	(19)
Net income available for common shareholders	$642	$481

Earnings per common share – basic and diluted	$0.13	$0.10

For the three months ended November 30, 2016 and 2015, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 5. Related Party Transactions

The Company leases three buildings under operating lease agreements from its majority shareholder, who is also the Company’s Chairman and CEO. During the three months ended November 30, 2016 and 2015, the Company incurred approximately $163,000 and $165,000, respectively, of expense related to these leases.

Note 6. Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered, and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that other than deferred tax assets associated with certain state net operating losses and capital losses, net deferred tax assets will more likely than not be utilized. Therefore, a valuation allowance has been established against only those assets related to state net operating losses and capital losses.

During the three months ended November 30, 2016, the Company recorded an income tax provision of $402,000 resulting in an effective tax rate of 37.8%. The effective tax rate differs from the statutory rate of 34% primarily due to the existence of a valuation allowance against certain deferred tax assets, state income tax expenses and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three months ended November 30, 2016, the Company did not have a liability for unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2016, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

Note 7. Subsequent Events

Management has evaluated events subsequent to November 30, 2016, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include but are not limited to statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in costs and overhead, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and good relationships with suppliers, the willingness of Community Bank or other lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies for the three months ended November 30, 2016. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 as filed with the SEC on November 23, 2016.

Results of Operations

Comparison of the Three Months Ended November 30, 2016 and 2015

Revenues and Gross Profit ($ in thousands)

	Three Months Ended November 30,		$	%
	2016	2015	Change	Change

Revenues	$37,207	$34,293	$2,914	8.5%
Cost of revenues	26,651	24,324	2,327	9.6%
Gross profit	$10,556	$9,969	$587

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended November 30, 2016 (“Q1 2017”) as compared to the three months ended November 30, 2015 (“Q1 2016”) was largely due to increased unit sales, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates. Further, in Q1 2017, there were changes in sales management personnel, which lead to increased efficiency and effectiveness of sales teams within certain regions.

The decrease in gross margins in Q1 2017 as compared to Q1 2016 is primarily due to an increase in large individual sales orders with a lower gross margin. This was primarily due to volume discounts and mix of products sold. Increases in large individual orders are due to the Company focusing on relationship building with key customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended November 30,		$	%
	2016	2015	Change	Change

Selling, general and administrative expenses	$9,387	$9,134	$253	2.8%
Percent of revenues	25.2%	26.6%		(1.4)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q1 2017 increased from Q1 2016 largely due to an increase in annual raises, and to a lesser extent, due to rent escalation in leased properties and annual bonuses, which are typically payable in the first fiscal quarter. SG&A as a percent of revenue in Q1 2017 decreased from Q1 2016 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended November 30,		$	%
	2016	2015	Change	Change
Other income (expense):
Net (loss) on trading securities	$(102)	$(9)	$(93)	(1033.3)%
Other expense	(4)	(6)	2	33.3%

Other (expense) income, net	$(106)	$(15)	$(91)
Other (expense) income, net as a percent of revenues	0.0%	0.0%		0%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2017, the Company recognized a net loss of $102,000 as compared to a net loss of $9,000 in Q1 2016 in net realized and unrealized gains. Losses in Q1 2017 and Q1 2016 were due primarily to a decrease in the value of short positions the Company held.

Other expense decreased $2,000 or 33.3% for the three months ended November 30, 2016 as compared to the same period in fiscal 2015. The decrease was primarily attributable to less dividend fees related to short positions the Company held.

Income Tax Provision ($ in thousands)

	Three Months Ended November 30,		$	%
	2016	2015	Change	Change

Income tax provision	$402	$320	$82	25.6%
Percent of pre-tax income	37.8%	39.0%

The provision for income taxes increased by $82,000 in the three month period ended November 30, 2016 over the prior year period. This increase was primarily a result of higher taxable income in the current quarter as compared to the prior year period. The percent of pre-tax income decreased from 39% at Q1 2016 to 37.8% for Q1 2017. The decrease in the rate is due to an increase in deferred tax assets and permanent items in Q1 2017.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (0.91% and 0.81% for the 90 day LIBOR at November 30, 2016 and August 31, 2016, respectively) plus 1.75% and/or the bank’s reference rate (3.50% at November 30, 2016 and August 31, 2016). Borrowings are secured by substantially all of the assets of. The line of credit agreement expires in March 2017. The amounts outstanding under this line of credit as of November 30, 2016 and August 31, 2016 were $4,079,000 and zero, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2016 and August 31, 2016, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

Cash used in operating activities was $3,925,000 for the three months ended November 30, 2016 as compared with cash used in operations of $2,567,000 for the three months ended November 30, 2015. The current period cash used by operating activities was primarily due to the decrease in accrued expenses and an increase in inventory. Increases in inventory is primarily due to acquiring favorable inventory at volume discounts. This was partially offset by an increase in trade accounts payable (largely related to the higher revenues) and an increase in net income. The prior year cash used in operating activities was primarily due to the decrease in accrued expenses and an increase in accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities was $351,000 for the three months ended November 30, 2016 as compared with cash used in such activities of $877,000 for the three months ended November 30, 2015. The decrease in investing activities comparing Q1 2017 to Q1 2016 is primarily due to the Company’s purchase of marketable securities during Q1 2015.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2016 was $4,545,000 as compared with cash provided of $2,637,000 for the three months ended November 30, 2015. The increase in cash provided by financing activities comparing Q1 2017 to Q1 2016 is primarily due to borrowing of $4,079,000 on the Company’s line of credit and an increase in the bank overdraft in the quarters in Q1 2017. The increase in borrowing on the line of credit in Q1 2017 is primarily due to an increase in purchasing of inventory, the payment of the annual bonuses to our personnel and payment of corporate income taxes related to fiscal year 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings under its line of credit.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that amounts owed under debt agreements and capital leases are recorded as liabilities on the balance sheet while lease obligations recorded as operating leases are disclosed in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 as filed with the SEC on November 23, 2016.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Community Bank. The agreement is secured by substantially all of Bisco’s assets. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit or the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

We rely on third party suppliers for most of our products, and may not be able to identify and procure relevant new products and products lines that satisfy our customers’ needs on favorable terms and prices, or at all.

We currently rely on a large number of third party suppliers for most of our products. Since we do not manufacture our products, we rely on these suppliers to provide quality products that are in demand by our customers. Our success depends in part on our ability to develop product expertise and continue to identify and provide future high quality products and product lines that complement our existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless we can continue to offer a broad range of high quality, reliable products that address the trends in the markets in which we compete.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our net cash used in operations for the three months ended November 30, 2016 was approximately $3.9 million. The total outstanding on our line of credit as of November 30, 2106 was approximately $4.1 million, which line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which , which funding may not be available on acceptable terms, on a timely basis or at all. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of November 30, 2016, the number of shares held by non-affiliates of Mr. Ceiley is less than 90,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

EACO CORPORATION
(Registrant)

Date: January 17, 2017	/s/ Glen Ceiley
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

