Form 10-Q
period 2017-02-28
EACO CORP
filed 2017-04-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

As of April 10, 2017, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues	$37,284	$34,589	$74,491	$68,882
Cost of revenues	26,713	24,469	53,364	48,793
Gross margin	10,571	10,120	21,127	20,089
Operating expenses:
Selling, general and administrative expenses	9,310	9,087	18,697	18,221
Income from operations	1,261	1,033	2,430	1,868

Other (expense) income:
Net (loss) gain on trading securities	(23)	180	(126)	171
Interest and other (expense)	(31)	2	(35)	(4)
Total other (expense) income	(54)	182	(161)	167
Income before income taxes	1,207	1,215	2,269	2,035
Provision for income taxes	459	484	861	804
Net income	748	731	1,408	1,231
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$729	$712	$1,370	$1,193

Basic and diluted earnings per share:	$0.15	$0.15	$0.28	$0.25
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

1

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income	$748	$731	$1,408	$1,231
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss)	(60)	(66)	(119)	(67)
Total comprehensive income	$688	$665	$1,289	$1,164

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	February 28,	August 31,
	2017	2016*

ASSETS
Current Assets:
Cash and cash equivalents	$5,001	$4,878
Restricted cash, current	2,466	1,425
Trade accounts receivable, net	19,001	18,797
Inventory, net	24,586	21,532
Marketable securities, trading	226	540
Prepaid expenses and other current assets	1,152	1,135
Total current assets	52,432	48,307
Non-current Assets:
Equipment and leasehold improvements, net	1,934	1,395
Other assets	876	890
Total assets	$55,242	$50,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$13,500	$12,727
Accrued expenses and other current liabilities	3,169	5,600
Liability for short sales of trading securities	2,466	1,425
Total current liabilities	19,135	19,752
Non-current Liabilities:
Long-term debt	4,016	-
Total liabilities	23,151	19,752
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	611	730
Retained earnings	19,052	17,682
Total shareholders’ equity	32,091	30,840
Total liabilities and shareholders’ equity	$55,242	$50,592

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2016 as filed with the U. S. Securities and Exchange Commission on November 23, 2016.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 28, 2017	February 29, 2016
Operating activities:
Net income	$1,408	$1,231
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	359	287
Bad debt expense	62	24
Change in inventory reserve	81	118
Net loss (gain) on investments	102	(171)
(Increase) decrease in:
Restricted cash	(1,041)	736
Trade accounts receivable	(266)	(1,117)
Inventory	(3,135)	(1,019)
Marketable securities, trading	212	(913)
Prepaid expenses and other assets	(3)	(242)
Increase (decrease) in:
Trade accounts payable	(672)	962
Accrued expenses and other current liabilities	(2,431)	(2,024)
Liability for short sales of trading securities	1,041	(727)
Net cash used in operating activities	(4,283)	(2,855)
Investing activities:
Purchase of equipment and leasehold improvements	(898)	(168)
Net cash used in investing activities	(898)	(168)
Financing activities:
Borrowings on revolving credit facility	4,016	987
Preferred stock dividend	(38)	(38)
Bank overdraft	1,445	1,248
Payments on long-term debt	-	(2)
Net cash provided by financing activities	5,423	2,195
Effect of foreign currency exchange rate changes on cash and cash equivalents	(119)	(67)
Net increase (decrease) in cash and cash equivalents	123	(895)
Cash and cash equivalents - beginning of period	4,878	5,269
Cash and cash equivalents - end of period	$5,001	$4,374
Supplemental disclosures of cash flow information:
Cash paid for interest	$34	$14
Cash paid for income taxes	$2,627	$2,194

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 (“fiscal 2016”). The condensed consolidated balance sheet as of August 31, 2016 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2016. Operating results for the three and six months ended February 28, 2017 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at February 28, 2017 and August 31, 2016.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,388,000 and $1,307,000 at February 28, 2017 and August 31, 2016, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $2,466,000 and $1,425,000 for February 28, 2017 and August 31, 2016, respectively.

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

Earnings Per Common Share

Basic earnings per common share for the three months ended February 28, 2017 and February 29, 2016 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended February 28, 2017 and February 29, 2016. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates of Canadian dollars to U.S. dollars for the three months ended February 28, 2017 and February 29, 2016 were $0.76 and $0.72, respectively. The average exchange rates of Canadian dollars to U.S. dollars for the six months ended February 28, 2017 and February 29, 2016 were $0.76 and $0.74, respectively.

Concentrations

Net sales to customers outside the United States were approximately 9% and 8% of total net sales for the six months ended February 28, 2017 and February 29, 2016, respectively, and accounts receivable related to international sales were approximately 12% and 9% of total accounts receivable at February 28, 2017 and August 31, 2016, respectively.

No single customer accounted for more than 10% of revenues for the three and six months ended February 28, 2017 or February 29, 2016.

Reclassifications

Certain reclassifications of accounts have been made to the 2016 financial statements to be consistent with the 2017 presentation.

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

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.” This guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. This guidance will require that inventory be stated at the lower of cost or net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. This guidance becomes effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating this statement and its impact on the Company’s results of operations or financial position.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank, N.A. Borrowings under this agreement bear interest at either the 30, 60 or 90 day London Inter-Bank Offered Rate (“LIBOR”) (1.04% and 0.81% for the 90 day LIBOR at February 28, 2017 and August 31, 2016, respectively) plus 1.75% and/or the bank’s reference rate (3.75% and 3.5% at February 28, 2017 and August 31, 2016, respectively). Borrowings are secured by substantially all of the assets of the Company and are guaranteed by the Company’s Chief Executive Officer and Chairman of the Board, Glen F. Ceiley. The line of credit agreement expires on March 1, 2018.

The amounts outstanding under this line of credit as of February 28, 2017 and August 31, 2016 were $4,016,000 and $0, respectively. Availability under the line of credit was $5,984,000 and $10,000,000 at February 28, 2017 and August 31, 2016, respectively.

The line of credit agreement contains certain covenants, including the maintenance of certain financial ratios. As of February 28, 2017 and August 31, 2016, the Company was in compliance with all financial covenants.

Note 4. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
(In thousands, except share and per share amounts)
EPS:
Net income	$748	$731	$1,408	$1,231
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$729	$712	$1,370	$1,193

Earnings per common share – basic and diluted	$0.15	$0.15	$0.28	$0.25

For the three and six months ended February 28, 2017 and February 29, 2016, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 5. Related Party Transactions

The Company leases two buildings under operating lease agreements from a trust beneficially owned by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen Ceiley (the “Trust”).  During the three months ended February 28, 2017 and February 29, 2016, the Company incurred approximately $163,000 and $173,000, respectively, of expense related to these leases. During the six months ended February 28, 2017 and February 29, 2016, the Company incurred approximately $326,000 and $338,000, respectively, of expense related to these leases. Subsequent to the period ending February 28, 2017, the Company entered into a purchase agreement with the Trust on April 6, 2017 to purchase the building that houses the Company’s existing corporate headquarters and the distribution center located at 1500 North Lakeview Avenue in Anaheim, California.

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

During the three and six months ended February 28, 2017, the Company recorded an income tax provision of $459,000 and $861,000 respectively resulting in an effective tax rate of 38.0% and 37.9% respectively. For the three and six months ended February 29, 2016, the Company recorded income tax provision of $484,000 and $804,000 respectively resulting in an effective tax rate of 39.8% and 39.5% respectively. The effective tax rate differs from the statutory rate of 34% primarily due to the existence of a valuation allowance against certain deferred tax assets, state income tax expenses and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and six months ended February 28, 2017, the Company did not have a liability for unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and six months ended February 28, 2017, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

Note 7. Subsequent Events

Management has evaluated events subsequent to February 28, 2017, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies for the six months ended February 28, 2017. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 as filed with the SEC on November 23, 2016.

Results of Operations

Comparison of the Three Months Ended February 28, 2017 and February 29, 2016

Revenues and Gross Profit ($ in thousands)

	Three Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change

Revenues	$37,284	$34,589	$2,695	7.8%
Cost of revenues	26,713	24,469	2,244	9.2%
Gross profit	$10,571	$10,120	$451	4.5%
Gross margin %	28.4%	29.3%		(0.9)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended February 28, 2017 (“Q2 2017”) as compared to the three months ended February 29, 2016 (“Q2 2016”) was largely due to increased unit sales, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates. Further, during the beginning of fiscal year 2017, there were changes in sales management personnel, which lead to increased efficiency and effectiveness of sales teams within certain regions.

The decrease in gross margins in Q2 2017 as compared to Q2 2016 is primarily due to an increase in large individual sales orders with a lower gross margin. This was primarily due to volume discounts and mix of products sold. Increases in large individual orders are due to the Company focusing on relationship building with key customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change

Selling, general and administrative expenses	$9,310	$9,087	$223	2.5%
Percent of revenues	25.0%	26.3%		(1.3)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2017 increased from Q2 2016 largely due to an increase in annual employee wage raises, and to a lesser extent, due to rent escalation in leased properties. SG&A as a percent of revenue in Q2 2017 decreased from Q2 2016 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change
Other income (expense):
Net (loss) gain on trading securities	$(23)	$180	$(203)	(112.8)%
Interest and other (expense) income	(31)	2	(33)	(1650.0)%

Other (expense) income, net	$(54)	$182	$(236)	(129.7)%
Other (expense) income, net as a percent of revenues	(0.1)%	0.5%		(0.6)%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2017, the Company recognized a net loss of $23,000 as compared to a net gain of $180,000 in Q2 2016 in net realized and unrealized gains on trading securities. Losses in Q2 2017 and gains in Q2 2016 were due primarily to changes in the value of short positions the Company held in the respective periods.

Interest and other expense increased $33,000 or 1650.0% for the three months ended February 28, 2017 as compared to the same period in fiscal 2016. The increase was primarily attributable to higher interest expense related to the line of credit with Community Bank. At the end of Q2 2017 and Q2 2016, the line of credit had a balance of $4,016,000 and $1,018,000 respectively.

Income Tax Provision ($ in thousands)

	Three Months Ended
	February 28 2017	February 29, 2016	$ Change	% Change

Income tax provision	$459	$484	$(25)	(5.2)%
Percent of pre-tax income	38.0%	39.8%

The provision for income taxes decreased by $25,000 in the three month period ended February 28, 2017 over the prior year period. The percent of pre-tax income decreased from 39.8% at Q2 2016 to 38.0% for Q2 2017. The decrease in the income tax rate is due to an increase in deferred tax assets and permanent deductible expense items in Q2 2017.

Comparison of the Six Months Ended February 28, 2017 and February 29, 2016

Revenues and Gross Profit ($ in thousands)

	Six Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change

Revenues	$74,491	$68,882	$5,609	8.1%
Cost of revenues	53,364	48,793	4,571	9.4

Gross profit	$21,127	$20,089	$1,038	5.2%

The increase in revenues in the six months ended February 28, 2017 as compared to the six months ended February 29, 2016 was largely due to increased unit sales in the current period compared to the prior year period, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates. Further, during the beginning of fiscal year 2017, there were changes in sales management personnel, which lead to increased efficiency and effectiveness of sales teams within certain regions.

The decrease in gross margins in the six months ended February 28, 2017 as compared to the six months ended February 29, 2016 is primarily due to an increase in large individual sales orders with a lower gross margin. This was primarily due to volume discounts and mix of products sold. Increases in large individual orders are due to the Company focusing on relationship building with key customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change

Selling, general and administrative expenses	$18,697	$18,221	$476	2.6%
Percent of revenues	25.1%	26.5%		(1.4)%

SG&A in the six months ended February 28, 2017 increased from the prior year period largely due to an increase in annual employee wage raises, and to a lesser extent, due to rent escalation in leased properties and higher annual employee bonuses, which are typically payable in the first fiscal quarter of each year. SG&A as a percent of revenue in Q2 2017 decreased from Q2 2016 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Six Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change
Other income (expense):
Net gain (loss) on trading securities	$(126)	$171	$(293)	405.4%
Other income	(35)	(4)	(35)	(166.7)

Other income (expense), net	$(161)	$167	$(328)	(196.4)%
Other income (expense), net as a percent of revenues	(0.2)%	0.2%		(0.4)%

During the six months ended February 28, 2017, the Company recognized a net loss of $126,000 as compared to a net gain of $171,000 in the six months ended February 29, 2016 in net realized and unrealized gains. The decrease in trading securities for the current six month period was primarily due to unrealized losses in the value of short positions the Company held in the current period, which was offset in part by the Company’s net gain of $53,000 due primarily to a increase in the value of realized short positions the Company sold during the period.

Income Tax Provision ($ in thousands)

	Six Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change

Income tax provision	$861	$804	$57	7.1%
Percent of pre-tax income	37.9%	39.5%

The provision for income taxes increased by $57,000 in the six month period ended February 28, 2017 over the prior year period. This was primarily the result of higher taxable net income in the current period as compared to the prior year period. The percent of pre-tax income decreased from 39.5% to 37.9% when comparing the six months ended February 29, 2016 to February 28, 2017. The decrease in the rate is due to an increase in deferred tax assets and permanent deductible expense items during the six months ended February 28, 2017.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (1.04% and 0.81% for the 90 day LIBOR at February 28, 2017 and August 31, 2016, respectively) plus 1.75% and/or the bank’s reference rate (3.75% and 3.5% at February 28, 2017 and August 31, 2016, respectively). Borrowings are secured by substantially all of the assets of Bisco. The line of credit agreement expires in March 2018. The amounts outstanding under this line of credit as of February 28, 2017 and August 31, 2016 were $4,016,000 and zero, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2017 and August 31, 2016, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

Cash used in operating activities was $4,283,000 for the six months ended February 28, 2017 as compared with cash used in operations of $2,855,000 for the six months ended February 29, 2016. The current period cash used by operating activities was primarily due to the pay down of accrued expenses and an increase in inventories. Increasing inventory is primarily due to acquiring inventory at favorable volume discounts. The prior year cash used in operating activities was primarily due to the pay down of accrued expenses and an increase in accounts receivable and inventory. This was partially offset by a net income of $1,408,000 and $1,231,000 for the six months ended February 28, 2017 and February 29, 2016 respectively.

Cash Flows from Investing Activities

Cash used in investing activities was $898,000 for the six months ended February 28, 2017 as compared with cash used in such activities of $168,000 for the six months ended February 29, 2016. The cash used in investing activities in Q2 2017 and 2016 was primarily from the purchase of fixed asset equipment to upgrade the corporate IT system.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended February 28, 2017 was $5,423,000 as compared with cash provided of $2,195,000 for the six months ended February 29, 2016. The increase in cash provided by financing activities from Q2 2017 to Q2 2016 is primarily due to increased borrowing on the Company’s line of credit and an increase in the bank overdraft in the period. The increase in borrowing on the line of credit during the six months ended February 28, 2017 is primarily due to an increase in purchasing of inventory, the payment of the larger annual bonuses to our personnel and payment of increased corporate income taxes related to fiscal year 2016 and paid in fiscal year 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings under its line of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and capital leases are recorded as liabilities on the accompanying consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the company’s annual report on Form 10-K for the year ended August 31, 2016 as filed with the SEC on November 23, 2016. In addition, subsequent to the period ending February 28, 2017, the Company entered into a purchase agreement with the Trust on April 6, 2017 to purchase the building that houses the Company’s existing corporate headquarters and the distribution center located at 1500 North Lakeview Avenue in Anaheim, California.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our net cash used in operations for the six months ended February 28, 2017 was approximately $4.5 million. The total outstanding on our line of credit as of February 28, 2017 was approximately $4.0 million, which line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which , which funding may not be available on acceptable terms, on a timely basis or at all. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of February 28, 2017, the number of shares held by non-affiliates of Mr. Ceiley is less than 90,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

EACO CORPORATION
(Registrant)

Date: April 14, 2017	/s/ Glen Ceiley
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

