Form 10-Q
period 2017-05-31
EACO CORP
filed 2017-07-17
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of July 10, 2017, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Revenues	$40,282	$39,875	$114,773	$108,757
Cost of revenues	28,759	28,133	82,123	76,926
Gross margin	11,523	11,742	32,650	31,831
Operating expenses:
Selling, general and administrative expenses	9,660	9,301	28,356	27,522
Income from operations	1,863	2,441	4,294	4,309

Other (expense) income:
Net gain on trading securities	303	24	177	195
Interest and other (expense)	(40)	(10)	(76)	(14)
Total other income	263	14	101	181
Income before income taxes	2,126	2,455	4,395	4,490
Provision for income taxes	848	836	1,709	1,640
Net income	1,278	1,619	2,686	2,850
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)
Net income attributable to common shareholders	$1,259	$1,600	$2,629	$2,793

Basic and diluted earnings per share	$0.26	$0.33	$0.54	$0.57
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

1

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net income	$1,278	$1,619	$2,686	$2,850
Other comprehensive gain (loss), net of tax:
Foreign translation gain (loss)	116	100	(3)	33
Total comprehensive income	$1,394	$1,719	$2,683	$2,883

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	May 31,	August 31,
	2017	2016*
ASSETS
Current Assets:
Cash and cash equivalents	$5,407	$4,878
Restricted cash, current	1,682	1,425
Trade accounts receivable, net	19,149	18,797
Inventory, net	26,021	21,532
Marketable securities, trading	113	540
Prepaid expenses and other current assets	1,077	1,135
Total current assets	53,449	48,307
Non-current Assets:
Property, equipment and leasehold improvements, net	9,151	1,395
Other assets	896	890
Total assets	$63,496	$50,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$12,819	$12,727
Accrued expenses and other current liabilities	3,614	5,600
Liability for short sales of trading securities	1,682	1,425
Current portion of long-term debt	139	—
Total current liabilities	18,254	19,752
Non-current Liabilities:
Long-term debt	11,776	—
Total liabilities	30,030	19,752
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	727	730
Retained earnings	20,311	17,682
Total shareholders’ equity	33,466	30,840
Total liabilities and shareholders’ equity	$63,496	$50,592

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2016 as filed with the U. S. Securities and Exchange Commission on November 23, 2016.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2017	2016
Operating activities:
Net income	$2,686	$2,850
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	550	433
Bad debt expense	61	39
Change in inventory reserve	7	178
Net (gain) loss on investments	177	(195)
(Increase) decrease in:
Trade accounts receivable	(413)	(3,829)
Inventory	(4,496)	(2,997)
Prepaid expenses and other assets	52	(151)
Increase (decrease) in:
Trade accounts payable	(981)	2,138
Accrued expenses and other current liabilities	(1,986)	(745)
Net cash used in operating activities	(4,343)	(2,279)
Investing activities:
Purchase of property and equipment	(8,306)	(239)
Sale of marketable securities, trading	250	12
Net change in securities sold short	257	(279)
Change in restricted cash	(257)	279
Net cash used in investing activities	(8,056)	(227)
Financing activities:
Borrowings on revolving credit facility	6,515	1,352
Preferred dividend	(57)	(57)
Bank overdraft	1,073	1,248
Borrowings on long-term debt	5,400	—
Net cash provided by financing activities	12,931	2,543
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3)	33
Net increase in cash and cash equivalents	529	70
Cash and cash equivalents - beginning of period	4,878	5,269
Cash and cash equivalents - end of period	$5,407	$5,339
Supplemental disclosures of cash flow information:
Cash paid for interest	$75	$8
Cash paid for income taxes	$2,833	$2,196

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 (“fiscal 2016”). The condensed consolidated balance sheet as of August 31, 2016 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2016. Operating results for the three and nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at May 31, 2017 and August 31, 2016.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories were presented net of a reserve for slow moving or obsolete items of $1,314,000 and $1,307,000 at May 31, 2017 and August 31, 2016, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $1,682,000 and $1,425,000 for May 31, 2017 and August 31, 2016, respectively.

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

Earnings Per Common Share

Basic earnings per common share for the three months ended May 31, 2017 and 2016 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended May 31, 2017 and 2016. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates of Canadian dollars to U.S. dollars for the three months ended May 31, 2017 and 2016 were $0.74 and $0.77, respectively. The average exchange rates of Canadian dollars to U.S. dollars for the nine months ended May 31, 2017 and 2016 were both $0.75.

Concentrations

Net sales to customers outside the United States were approximately 9% of total net sales for the nine months ended May 31, 2017 and 2016, and accounts receivable related to international sales were approximately 11% and 12% of total accounts receivable at May 31, 2017 and 2016, respectively.

No single customer accounted for more than 10% of revenues for the three and nine months ended May 31, 2017 and 2016.

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

The Company has a $10,000,000 line of credit agreement with Community Bank, N.A. Borrowings under this agreement bear interest at either the 30, 60 or 90 day London Inter-Bank Offered Rate (“LIBOR”) (1.19% and 0.81% for the 90 day LIBOR at May 31, 2017 and August 31, 2016, respectively) plus 1.75% and/or the bank’s reference rate (4% and 3.5% at May 31, 2017 and August 31, 2016, respectively). Borrowings are secured by substantially all of the assets of theCompany. . The line of credit agreement expires on March 1, 2019.

The amounts outstanding under this line of credit as of May 31, 2017 and August 31, 2016 were $6,515,000 and $0, respectively. Availability under the line of credit was $3,485,000 and $10,000,000 at May 31, 2017 and August 31, 2016, respectively.

The line of credit agreement contains certain covenants, including the maintenance of certain financial ratios. As of May 31, 2017 and August 31, 2016, the Company was in compliance with all such financial covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California (Note 5). The loan is for three years and bears interest at the bank’s reference rate (1.79% at May 31, 2017) plus 1.70%. At May 31, 2017, the outstanding balance of this loan was $5,400,000.

Note 4.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
(In thousands, except share and per share amounts)
EPS:
Net income	$1,278	$1,619	$2,686	$2,850
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$1,259	$1,600	$2,629	$2,793
Weighted average number of common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

Earnings per common share – basic and diluted	$0.26	$0.33	$0.54	$0.57

For the three and nine months ended May 31, 2017 and 2016, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 5.	Related Party Transactions

The Company leases two buildings under operating lease agreements from a trust beneficially owned by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen Ceiley (the “Trust”).  During the three months ended May 31, 2017 and 2016, the Company incurred approximately $120,000 and $173,000, respectively, of expense related to these leases. During the nine months ended May 31, 2017 and 2016, the Company incurred approximately $446,000 and $519,000, respectively, of expense related to these leases. On May 19, 2017, the Company purchased the building that houses the Company’s existing corporate headquarters and Anaheim distribution center located at 1500 North Lakeview Avenue in Anaheim, California (“Lakeview Property”) from the Glen Ceiley Trust. The total purchase price of the Lakeview Property was $7,200,000. The purchase of the property was financed through borrowings on the line of credit of $1,800,000 and a loan with Community Bank in the amount of $5,400,000. (Note 3)

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

During the three and nine months ended May 31, 2017, the Company recorded an income tax provision of $848,000 and $1,709,000, respectively resulting in an effective tax rate of 39.9% and 38.9%, respectively. For the three and nine months ended May 31, 2016, the Company recorded income tax provision of $836,000 and $1,640,000, respectively resulting in an effective tax rate of 34.1% and 36.5%, respectively. The effective tax rate differed from the statutory rate of 34% primarily due to the existence of a valuation allowance against certain deferred tax assets, state income tax expenses and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and nine months ended May 31, 2017, the Company did not have a liability for unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and nine months ended May 31, 2017, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

Note 7.	Subsequent Events

Management has evaluated events subsequent to May 31, 2017, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies for the nine months ended May 31, 2017. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 as filed with the SEC on November 23, 2016.

Results of Operations

Comparison of the Three Months Ended May 31, 2017 and 2016

Revenues and Gross Profit ($ in thousands)

	Three Months Ended May 31,		$	%
	2017	2016	Change	Change

Revenues	$40,282	$39,875	$407	1.0%
Cost of revenues	28,759	28,133	626	2.2%
Gross profit	$11,523	$11,742	$(219)	(1.9)%
Gross margin	28.6%	29.4%		(0.8)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended May 31, 2017 (“Q3 2017”) as compared to the three months ended May 31, 2016 (“Q3 2016”) was largely due to changes in sales management personnel during the beginning of fiscal year 2017, which lead to increased efficiency and effectiveness of sales teams within certain regions. Also, unit sales increased in Q3 2017, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates.

The decrease in gross margins in Q3 2017 as compared to Q3 2016 was primarily due to an increase in large individual sales orders with a lower gross margin due to the product mix. Increases in large individual orders was primarily due to the Company focusing on relationship building with key customers and vendors and being able to provide competitive pricing for those orders.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended May 31,
	2017	2016	$ Change	% Change

Selling, general and administrative expenses	$9,660	$9,301	$359	3.9%
Percent of revenues	24.0%	23.3%		0.7%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A expense and SG&A as a percent of revenue in Q3 2017 increased from Q3 2016 largely due to an increase in annual employee wage raises, and to a lesser extent, due to an increase in IT consulting, depreciation expense, and fees associated with the purchase of the Lakeview Property.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended May 31,		$	%
	2017	2016	Change	Change
Other income (expense):
Net gain on trading securities	$303	$24	$279	1162.5%
Interest and other expense	(40)	(10)	(30)	(300.0)%

Other income, net	$263	$14	$249	1778.5%
Other (expense) income, net as a percent of revenues	0.7%	—%		0.1%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2017, the Company recognized a net gain of $263,000 as compared to a net gain of $14,000 in Q3 2016 in net realized and unrealized gains on trading securities. Gains in Q3 2017 and 2016 were due primarily to changes in the value of short positions the Company held in the respective periods.

Interest and other expense increased $30,000 or 1778.5% for the three months ended May 31, 2017 as compared to the same period in fiscal 2016. The increase was primarily attributable to higher interest expense related to the line of credit with Community Bank. At the end of Q3 2017 and Q3 2016, the line of credit had a balance of $6,515,000 and $1,385,000 respectively. The increase in the line of credit was primarily due to investing in inventory and additional cash used for the purchase of the Lakeview Property, the Company headquarters. We expect interest expense to increase in future periods.

Income Tax Provision ($ in thousands)

	Three Months Ended May 31,		$	%
	2017	2016	Change	Change

Income tax provision	$848	$836	$12	1.4%
Percent of pre-tax income	39.9%	34.1%

The provision for income taxes increased by $12,000 in the three month period ended May 31, 2017 over the prior year period. The percent of pre-tax income increased from 34.1% at Q3 2016 to 39.9% for Q3 2017. The increase in the income tax rate is due to Q3 2016 period usage of capital loss carryforwards not available in Q3 2017.

Comparison of the Nine Months Ended May 31, 2017 and 2016

Revenues and Gross Profit ($ in thousands)

	Nine Months Ended May 31,
	2017	2016	$ Change	% Change

Revenues	$114,773	$108,757	$6,016	5.5%
Cost of revenues	82,123	76,926	5,197	6.8

Gross profit	$32,650	$31,831	$819	2.6%
Gross margin	28.4%	29.3%		(0.9)%

The increase in revenues in the nine months ended May 31, 2017 as compared to the nine months ended May 31, 2016 was largely due to increased unit sales in the current period compared to the prior year period, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates. Further, during the beginning of fiscal year 2017, there were changes in sales management personnel, which lead to increased efficiency and effectiveness of sales teams within certain regions.

The decrease in gross margins in the nine months ended May 31, 2017 as compared to the nine months ended May 31, 2016 is primarily due to an increase in large individual sales orders with a lower gross margin. This was primarily due to volume discounts and mix of products sold. Increases in large individual orders are due to the Company focusing on relationship building with key customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended May 31,		$	%
	2017	2016	Change	Change

Selling, general and administrative expenses	$28,356	$27,522	$834	3.0%
Percent of revenues	24.7%	25.3%		(0.6)%

SG&A in the nine months ended May 31, 2017 increased from the prior year period largely due to an increase in annual employee wage raises, and to a lesser extent, due to increased depreciation expense and higher annual employee bonuses, which are typically payable in the first fiscal quarter of each year. SG&A as a percent of revenue in the nine months ended May 31, 2017 decreased from the same period in fiscal year 2016 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Nine Months Ended May 31, 2017		$	%
Other income (expense):	2017	2016	Change	Change
Net gain on trading securities	$177	$195	$(18)	(9.2)%
Interest and other (expense)	(76)	(14)	(62)	(442.9)

Other income, net	$101	$181	$(80)	(44.2)%
Other income, net as a percent of revenues	0.1%	0.2%		(0.1)%

During the nine months ended May 31, 2017, the Company recognized a net gain of $177,000 as compared to a net gain of $195,000 in the nine months ended May 31, 2016 in net realized and unrealized gains. The decrease in trading securities for the current nine month period was primarily due to realized gains in short positions being higher in the prior year period than the current year period. Interest and other expense increased in the nine months ended May 31, 2017 compared to the same period in the prior year due to the Company’s line of credit carrying a larger balance in the current period than the prior year period.

Provisions for Income Taxes ($ in thousands)

	Nine Months Ended May 31,		$	%
	2017	2016	Change	Change

Provision for income taxes	$1,709	$1,640	$69	4.2%
Percent of pre-tax income	38.9%	36.5%

The provision for income taxes increased by $69,000 in the nine month period ended May 31, 2017 over the prior year period. The percent of pre-tax income increased from 36.5% to 38.9% when comparing the nine months ended May 31, 2016 to May 31, 2017. The increase in the rate was primarily due to due to use of capital loss carryforwards that were exhausted in the prior fiscal year and not available in the current period.

Liquidity and Capital Resources

The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (1.19% and 0.81% for the 90 day LIBOR at May 31, 2017 and August 31, 2016, respectively) plus 1.75% and/or the bank’s reference rate (4.0% and 3.5% at May 31, 2017 and August 31, 2016, respectively). Borrowings are secured by substantially all of the assets of Bisco. The line of credit agreement expires in March 2019. The amounts outstanding under this line of credit as of May 31, 2017 and August 31, 2016 were $6,515,000 and zero, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2017 and August 31, 2016, the Company was in compliance with all such covenants.

Cash Flows from Operating Activities

Cash used in operating activities was $4,343,000 for the nine months ended May 31, 2017 as compared with cash used in operations of $2,279,000 for the nine months ended May 31, 2016. The current period cash used by operating activities was primarily due to the pay down of accrued expenses and an increase in inventories. Increasing inventory is primarily due to acquiring inventory at favorable volume discounts. The prior year cash used in operating activities was primarily due to an increase accounts receivable and inventory. This was partially offset by a net income of $2,686,000 and $2,850,000 for the nine months ended May 31, 2017 and 2016 respectively.

Cash Flows from Investing Activities

Cash used in investing activities was $8,056,000 for the nine months ended May 31, 2017 as compared with cash used in such activities of $227,000 for the nine months ended May 31, 2016. The cash used in investing activities in Q3 2017 was primarily due to the acquisition of the Lakeview Property and computer equipment. Cash used in investing activities in Q3 2016 was primarily due to purchases of fixed asset equipment to upgrade the Company’s corporate IT system.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended May 31, 2017 was $12,931,000 as compared with cash provided of $2,543,000 for the nine months ended May 31, 2016. The increase in cash provided by financing activities from Q3 2017 to Q3 2016 was primarily due to increased borrowing on the Company’s line of credit and an increase in long-term debt in the period related to the mortgage loan to purchase the Lakeview Property. The increase in borrowing on the line of credit during the nine months ended May 31, 2017 is primarily due to an increase in purchasing of inventory, down payment on the mortgage loan of the Lakeview Property, and payment of increased corporate income taxes related to fiscal year 2016 paid in fiscal year 2017.

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

Most of our sales are made on a purchase order basis, rather than through long-term sales contracts. As such, our customers typically do not have any obligation to purchase any products from us. A variety of conditions, both specific to each customer and generally affecting each customer’s industry, may cause customers to reduce, cancel or delay orders that were either previously made or anticipated, go bankrupt or fail, or default on their payments. Significant or numerous cancellations, reductions, delays in orders by customers, losses of customers, and/or customer defaults on payment could materially adversely affect our business.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our net cash used in operations for the nine months ended May 31, 2017 was approximately $4.3 million. The total outstanding on our line of credit as of May 31, 2017 was approximately $6.5 million, which line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which , which funding may not be available on acceptable terms, on a timely basis or at all. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of May 31, 2017, the number of shares held by non-affiliates of Mr. Ceiley is less than 90,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

Inclement weather and other disruptions to the transportation network could impact our distribution system.

Our ability to provide efficient shipment of products to our customers is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our relationship with our customers and our results of operations. In addition, severe weather conditions could adversely impact demand for our products in particularly hard hit regions.

Our advertising and marketing efforts may be costly and may not achieve desired results.

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Exhibit
10.1	Change in Terms Agreement among Community Bank, EACO and Bisco dated May 11, 2017, which was entered into on May 19, 2017 (incorporated by reference to Exhibit 10.1 to EACO’ s Current Report on Form 8-K as filed with the SEC on May 23, 2017).
10.2	Commercial Security Agreement among Community Bank, the Company and Eaco, dated May 11, 2017, which was entered into on May 19, 2017 (incorporated by reference to Exhibit 10.2 to EACO’ s Current Report on Form 8-K as filed with the SEC on May 23, 2017).
10.3	Deed of Trust between Community Bank and Bisco dated May 15, 2017, which was entered into on May 19, 2017 (incorporated by reference to Exhibit 10.3 to EACO’ s Current Report on Form 8-K as filed with the SEC on May 23, 2017).
10.4	Assignment of Leases and Rents between Community Bank and Bisco dated May 15, 2017, which was entered into on May 19, 2017 (incorporated by reference to Exhibit 10.4 to EACO’s Current Report on Form 8-K as filed with the SEC on May 23, 2017).
10.5	Purchase Agreement for Real Property and Escrow Instructions dated April 6, 2017 between Bisco and the Trust. (incorporated by reference to Exhibit 10.1 to EACO’s Current Report on Form 8-K as filed with the SEC on April 11, 2017).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: July 12, 2017	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
10.1	Change in Terms Agreement among Community Bank, EACO and Bisco dated May 11, 2017, which was entered into on May 19, 2017 (incorporated by reference to Exhibit 10.1 to EACO’ s Current Report on Form 8-K as filed with the SEC on May 23, 2017).
10.2	Commercial Security Agreement among Community Bank, the Company and Eaco, dated May 11, 2017, which was entered into on May 19, 2017 (incorporated by reference to Exhibit 10.2 to EACO’ s Current Report on Form 8-K as filed with the SEC on May 23, 2017).
10.3	Deed of Trust between Community Bank and Bisco dated May 15, 2017, which was entered into on May 19, 2017 (incorporated by reference to Exhibit 10.3 to EACO’ s Current Report on Form 8-K as filed with the SEC on May 23, 2017).
10.4	Assignment of Leases and Rents between Community Bank and Bisco dated May 15, 2017, which was entered into on May 19, 2017 (incorporated by reference to Exhibit 10.4 to EACO’s Current Report on Form 8-K as filed with the SEC on May 23, 2017).
10.5	Purchase Agreement for Real Property and Escrow Instructions dated April 6, 2017 between Bisco and the Trust. (incorporated by reference to Exhibit 10.1 to EACO’s Current Report on Form 8-K as filed with the SEC on April 11, 2017).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

