Form 10-K
period 2017-08-31
EACO CORP
filed 2017-11-22
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-14311

EACO CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	59-2597349
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 North Lakeview Loop

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒       NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
	Emerging growth company	☒

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

As of November 14, 2017, 4,861,590 shares of the registrant’s common stock were outstanding.

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

PART I

Item 1.  Business

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited.. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 48 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Bisco commenced operations in Illinois in 1973 and was incorporated in 1974. Bisco’s principal executive offices are located at 1500 N. Lakeview Loop, Anaheim, California 92807, which also serves as the principal executive offices of EACO. EACO’s website address is www.eacocorp.com and Bisco’s website address is www.biscoind.com. The inclusion of these website addresses in this annual report does not include, or incorporate by reference into this annual report, any information on or accessible through the websites.

EACO, Bisco and Bisco Industries Limited are collectively referred to herein as the “Company”, “we”, “us” and “our.”

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

Divisions

Bisco Industries

Bisco sells a broad spectrum of products that it offers to many markets, but primarily sells to original equipment manufacturers (“OEMs”). While historically, the substantial majority of Bisco’s revenues have been derived from the Bisco Industries division, Bisco has also established additional divisions that specialize in specific industries and products. Bisco believes that the focus by industry and/or product enhances Bisco’s ability to provide superior service and devise tailored solutions for its customers.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2017, Bisco had more than 6,000 active customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the fiscal year ended August 31, 2017. For each of the fiscal years ended August 31, 2017 and 2016 (“fiscal 2017” and “fiscal 2016”, respectively), Bisco’s top 20 customers represented in the aggregate approximately 14% of Bisco’s distribution sales.

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

Bisco sells its products primarily in the United States and Canada. Bisco’s international sales represented 8.9% and 8.8% of its sales in fiscal 2017 and fiscal 2016, respectively. Sales to customers in Canada accounted for approximately 41% of such international sales in each of the fiscal years ended August 31, 2017 and 2016.

Suppliers

As of August 31, 2017, Bisco offered products from over 260 manufacturers. The authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does perform kitting and packaging of existing products for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2017.

Employees

As of August 31, 2017, the Company had 407 full-time employees. 270 of these employees were in sales and marketing and 137 were in management, administration and finance.

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

Glen Ceiley, our Chairman and CEO, owns or controls approximately 98% of our outstanding voting stock. As such, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including the election of the Board of Directors and significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Community Bank, located in Anaheim, CA. The agreement is secured by substantially all of Bisco’s assets. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit or the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

One of our primary growth strategies is to grow our business through the opening of sales offices in new geographic markets. Based on our analysis of demographics in the United States, Canada and Mexico, we currently estimate there is potential market opportunity in North America to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful. In addition, a particular local market’s ability to support a sales office may change due to competition, or local economic conditions.

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

Our new sales offices do not typically achieve operating results comparable to our existing offices until after several years of operation. The added expenses relating to payroll, occupancy, and transportation costs can impact our ability to leverage earnings. Offices in new geographic areas face additional challenges to achieving profitability, and we cannot guarantee how long it will take new offices to become profitable, or that such offices will ever become profitable. In new markets, we have less familiarity with local customer preferences and customers in these markets are less familiar with our name and capabilities. Entry into new markets may also bring us into competition with new, unfamiliar competitors. These challenges associated with opening new offices in new markets may have an adverse effect on our business and operating results.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our net cash used in operations for fiscal 2017 was approximately $4.5 million. The total outstanding on our line of credit as of August 31, 2017 was approximately $7 million, which line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable terms, on a timely basis or at all. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of August 31, 2017, the number of shares held by non-affiliates of Mr. Ceiley is less than 170,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For fiscal 2017 and fiscal 2016, the Company spent $243,000 and $257,000 on advertising, respectively.

We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase our costs to procure products and impact our foreign sales.

Because the functional currency related to our Canadian operations and certain of our foreign vendor purchases is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Fluctuations in the relative strength of foreign economies and their related currencies could adversely impact our ability to procure products overseas at competitive prices and our foreign sales. Historically, our primary exchange rate exposure has been with the Canadian dollar.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have 48 sales offices and seven distribution centers located throughout the United States and in Canada. Our corporate headquarters and one of our primary distribution centers is located at 1500 North Lakeview Loop in Anaheim, California (“Lakeview Property”) and is approximately 40,000 square feet of office and warehouse space. On May 19, 2017, the Company purchased the Lakeview Property from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder . The total purchase price of the Lakeview Property was $7,200,000. The purchase of the property was financed through borrowings on Bisco’s line of credit of $1,800,000 and a loan with Community Bank in the amount of $5,400,000. See Note 4 of the Notes to Consolidated Financial Statements. All of our other properties are leased, consisting of office and warehouse space, under leases generally having a term of three years. For additional information regarding our obligations under property leases, see Note 8 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. The Company plans to relocate its corporate headquarters and Anaheim distribution center to a new facility in Anaheim owned by the Trust within the next two years due to expected growth of the Company and Bisco plans to enter into a lease with the Trust for such facility.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is quoted on the OTCQB operated by the OTC Markets Group Inc., and previously on the OTC Bulletin Board, under the trading symbol “EACO”; however, there is no established public trading market for the Company’s common stock.   The closing sale price of the Company’s common stock on November 14, 2017, the most recent date on which a sale of our shares occurred, was $6.82 per share.

The quarterly high and low bid information of the Company’s common stock as quoted on such over-the-counter markets are set forth below.

	High	Low

Year Ended August 31, 2016
Quarter ended November 30, 2015	5.75	5.10
Quarter ended February 28, 2016	6.00	4.70
Quarter ended May 31, 2016	5.05	4.60
Quarter ended August 31, 2016	6.03	4.82

Year Ended August 31, 2017
Quarter ended November 30, 2016	6.90	5.96
Quarter ended February 28, 2017	8.74	6.61
Quarter ended May 31, 2017	8.24	7.25
Quarter ended August 31, 2017	8.74	5.30

As of August 31, 2017, the Company had no equity compensation plans. The Company did not grant or issue any unregistered shares of common stock during the year ended August 31, 2017.  The Company did not repurchase any of its own common stock during the year ended August 31, 2017.

As of November 14, 2017, the Company had 348 shareholders of record.

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

Overview

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco, and includes Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Bisco is a distributor of electronic components and fasteners with 48 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Critical Accounting Policies

Revenue Recognition

The Company’s shipping terms are substantially FOB shipping point. As such, management generally recognizes distribution operations revenue at the time of product shipment. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Impairment of Long Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the purpose of the impairment review, assets are tested on an individual basis.  The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value.

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

Inventory Reserves

The Company’s inventory reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company. The Company’s methodology for estimating these reserves is evaluated for factors that could require changes to the reserves including significant changes in product demand, market conditions, condition of the inventory, or liquidation value. If business or economic conditions change, the Company’s estimates and assumptions may be adjusted as deemed appropriate.

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2017 and 2016

Revenues and Gross Margin (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2017	2016	Change	Change
Revenues	$156,954	$148,544	$8,410	5.7%
Cost of Revenues	112,184	104,981	7,203	6.9%
Gross margin	$44,770	43,563	$1,207	2.8%
Percent of revenues	28.5%	29.3%		(0.8)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in fiscal 2017 compared to fiscal 2016 was largely due to a higher volume of product sales and increased productivity from the Company’s employees. Revenues have also increased due to the Company focusing on relationship building programs with current and potential customers and vendors. The gross margins in fiscal 2017 remained relatively consistent with fiscal 2016, reduced slightly by 0.8%. This decrease was primarily due to an increased amount of larger volume orders at lower margins.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2017	2016	Change	Change
Selling, general and administrative expenses	$38,455	$37,122	$1,333	3.6%
Percent of revenues	24.5%	25.0%		(0.5)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and advertising costs. SG&A in fiscal 2017 increased from fiscal 2016 largely due to annual raises in employee salaries, rent increases related to facility leases, increases in IT consulting, depreciation expense, and fees associated with the purchase of the Lakeview Property. SG&A as a percent of revenue in fiscal 2017 decreased from the same period in fiscal year 2016 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2017	2016	Change	Change
Other income (expense):
Realized profit on sales of marketable trading securities	$71	$330	$(259)	(78.5)%
Unrealized gain (loss) on marketable trading securities	137	(226)	363	160.6%
Interest and other income (expense), net	(181)	(17)	(164)	(964.7)%
Other income (expense), net	$27	$87	$(60)	(69.0)%
Other income (expense), net as a percent of revenues	0.0%	0.0%

Other income (expense) includes income or losses on investments in short-term marketable equity securities of other publicly-held domestic corporations, and interest expense. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to improve return. The Company experienced net realized and unrealized gain from trading securities of $217,000 during fiscal 2017 and $104,000 during fiscal 2016. The increase in trading securities gains in fiscal 2017 was due primarily due to timing and general market climate of short positions at during the year.

Interest and other expense increased in fiscal 2017 compared to fiscal 2016 due to an increase in the Company’s line of credit with Community Bank and an increase in long-term debt, both of which were primarily related to the acquisition of the Lakeview Property in May 2017. See Note 4 of Notes to Consolidated Financial Statements.

Income Tax Provision (dollars in thousands)

	Fiscal Year Ended August 31,		$	%
	2017	2016	Change	Change
Income tax provision	$2,291	$2,433	$(142)	(5.8)%
Percent of pre-tax income	36.1%	37.3%		(1.2)%

The provision for income taxes decreased by $142,000 in fiscal 2017 compared to fiscal 2016. This was primarily a result of higher estimated taxable income in fiscal 2016 as compared to fiscal 2017. The percent of pre-tax net income decreased by 1.2% in fiscal 2017 compared to fiscal 2016, which was primarily due to additional enterprise zone credits the Company was able to utilize in fiscal 2017.

Liquidity and Capital Resources

The Company has historically been funded from positive cash flow from its operations. As of August 31, 2017 and 2016, the Company held approximately $3,870,000 and $4,878,000 of cash and cash equivalents, respectively. In addition, Bisco currently has a $10,000,000 line of credit agreement with Community Bank, N.A. (“Community Bank”). Borrowings under this agreement bear interest at either the 30, 60 or 90 day LIBOR (1.31% and 0.81% for the 90 day LIBOR at August 31, 2017 and 2016, respectively) plus 1.75% and/or the bank’s reference rate (4.25% and 3.5% at August 31, 2017 and 2016, respectively). Borrowings under this line are secured by substantially all assets of Bisco. The line of credit agreement expires in March 2019. The amounts outstanding under this line of credit as of August 31, 2017 and 2016 were $6,967,000 and zero, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2017, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California. This loan is payable in 35 regular monthly payments of $27,142 and one irregular last payment of $5,001,607 due on the maturity of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears interest at the bank’s reference rate (1.79% at May 31, 2017) plus 1.70%. At August 31, 2017, the outstanding balance of this loan was $5,365,000. EACO has entered into a commercial guaranty agreements, pursuant to which EACO is the guarantor of both Bisco’s $10,000,000 line of credit and the $5,400,000 loan.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with Comerica Bank in order to obtain a $100,000 of credit as security for the Company’s worker’s compensation requirements.

The Company also holds $1,596,000 and $540,000 of marketable securities at August 31, 2017 and 2016, respectively, which could be liquidated, if needed.

Cash Flows from Operating Activities

During fiscal 2017, the Company used $4,477,000 in net cash from its operating activities. This was due primarily to an increase in inventory of $5,346,000 and an increase in trade accounts receivable of $2,638,000 primarily due to higher revenues in 2017 and a decrease to accrued expenses of 1,027,000. This was partially offset by net income in fiscal 2017 of $4,051,000.

During fiscal 2016, the Company used $1,100,000 in net cash from its operating activities. This was due primarily to an increase in inventory of $5,001,000 and an increase in trade accounts receivable of $3,385,000. This was partially offset by net income in fiscal 2016 of $4,095,000.

Increases in inventory in fiscal 2017 and 2016 were primarily due to the Company increasing its warehouse space and receiving favorable pricing on blanket orders with venders.

Cash Flows from Investing Activities

Net cash flow used in investing activities was $9,475,000 for fiscal 2017. This was primarily due to the purchase of the Lakeview Property and equipment for $8,646,000, purchases of marketable securities of $848,000, and net change in securities sold short of $718,000.

Net cash flow used in investing activities was $820,000 for fiscal 2016. This was primarily due to the purchases of marketable securities of $436,000 and purchases of equipment of $403,000 related to technology upgrades to increase employee efficiency in fiscal 2016.

Cash Flows from Financing Activities

Cash generated from financing activities fiscal 2017 was $12,927,000, which was primarily due to borrowings from the line of credit of $6,967,000 and borrowings on long-term debt related to Bisco’s purchase of the Lakeview Property of $5,400,000 in May 2017.

Cash generated from financing activities fiscal 2016 was $1,659,000, which was primarily due to the increase in its bank overdraft liability of $1,768,000. The increase in bank overdraft is due to timing of payments of invoices at year end in excess of bank balances.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the consolidated financial position, revenues, results of operations, liquidity or capital expenditures.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)       Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were effective as of August 31, 2017.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2017.

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

(c)       Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On November 21, 2017, the Company entered into a Commercial and Industrial Lease Agreement (the “Lease”) with the Trust, which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder, for the lease of a facility in Glendale Heights, Illinois. The Company plans to relocate its Chicago sales office and distribution center to this facility in December 2017. The Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Lease. The foregoing description of the Lease does not purport to be complete and is qualified in the entirety by reference to the Lease as filed as Exhibit 10.33 hereto and incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of November 6, 2017, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that such individual should serve on the Board.

Directors and Executive Officers

Directors

Glen F. Ceiley currently serves as Chairman of the Board and Chief Executive Officer of the Company.  Stephen Catanzaro, Jay Conzen and William L. Means also currently serve as directors of the Company. Each director serves a one-year term, or until such director’s successor has been elected and qualified.

Glen F. Ceiley, age 71, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of the Company since 1998. As the founder of Bisco with over 45 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry and growth and development of the Company.

Stephen Catanzaro, age 64, has served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, since April 2004. Prior to that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco. Mr. Catanzaro has served as a director of the Company since 1999. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee.

Jay Conzen, age 71, has served as the President of Old Fashioned Kitchen, Inc., a national food distributor, since April 2003 and as a Director since 2011. Prior to that, from October 1992 to April 2003, Mr. Conzen was the principal of Jay Conzen Investments, an investment advisor. Mr. Conzen also served as a consultant to EACO from August 1999 until January 2001 and from October 2001 to April 2003. Mr. Conzen has served as a director of the Company since 1998. Having served as an executive officer of several companies, Mr. Conzen offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by businesses. He also served as a certified public accountant for a number of years.

William L. Means, age 74, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of the Company since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Executive Officers

Each executive officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified. See above for biographical information for Mr. Ceiley, our Chief Executive Officer and Chairman of the Board.

Donald S. Wagner, age 55, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco from November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, age 36, has served as the Controller and the Principal Accounting Officer of EACO and Bisco since May 2014. Prior to his promotion as Controller, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, age 37, has served as the Vice President of Sales and Marketing of Bisco since September 2012. Prior to such promotion, Mr. Ceiley was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communications from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, who is EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

Code of Ethical Conduct

The Company has adopted a code of ethics applicable to the Company’s senior executive and financial officers.  You may receive, without charge, a copy of the Financial Code of Ethical Conduct by contacting our Corporate Secretary at 1500 N. Lakeview Loop, Anaheim, California 92807.

Audit Committee

The Audit Committee’s basic functions are to assist the Board in discharging its fiduciary responsibilities to the shareholders and the investment community in the preservation of the integrity of the consolidated financial information published by the Company, to maintain free and open means of communication between the Company’s directors, independent auditors and financial management, and to ensure the independence of the independent auditors.  The Board has adopted a written charter for the Audit Committee which is attached as Annex A to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, as filed with the SEC on April 8, 2013. The Audit Committee charter is not available on the Company’s website.  Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means. As indicated in Item 13 below, the Board has determined that Messrs. Catanzaro, Conzen and Means are independent as defined by the NASDAQ Stock Market’s Marketplace Rules. The Board has identified Mr. Conzen as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC reports of ownership and reports of changes in ownership of our common stock and our other equity securities. These persons are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates. For fiscal 2017, based solely on our review of copies of the reports on Forms 3, 4 and 5 received by us during or with respect to the fiscal year ended August 31, 2017 and written representations received from the reporting persons that no reports were required, except as indicated in the foregoing sentence, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section on a timely basis.

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

The officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Controller and Principal Accounting Officer. Due to the nature of EACO’s operations and related consolidated financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2017 or fiscal 2016. However, both of them receive compensation from Bisco for their services provided to Bisco.

All compensation for the named executive officers for fiscal 2017 and fiscal 2016 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Bisco currently does not pay bonuses or other incentive compensation to the named executive officers, although Mr. Ceiley has received quarterly cash dividends in the amount of $19,125 on his shares of preferred stock of EACO.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2017 and fiscal 2016 by (i) our Chief Executive Officer, (ii) two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2017 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

			All Other
Name and Principal Position	Fiscal Year	Salary	Compensation	Total
Glen F. Ceiley,	2017	$354,000	$8,000	$362,000
Chief Executive Officer and	2016	354,000	8,000	362,000
Chairman of the Board of EACO and Bisco
Donald Wagner,	2017	215,000	38,000	253,000
President of Bisco	2016	213,000	23,000	236,000
Zachary Ceiley, Vice President	2017	131,000	31,000	162,000
of Sales and Marketing of Bisco	2016	126,000	24,000	150,000

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2017 to any named executive officer, and no outstanding equity awards were held by the named executive officers at August 31, 2017.

Director Compensation

The Company pays $10,000 per year in cash to each director who is not employed by EACO or its subsidiary as compensation for their Board services. In addition, directors who do not receive a salary from EACO or its subsidiaries receive a fee of $500 for each Board meeting attended. No additional fees are paid to directors for attendance at meetings of the Audit Committee or the Executive Compensation Committee of the Board.

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2017. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

Director	Fees Earned or Paid in Cash	All Other Compensation	Total

Stephen Catanzaro	$12,000	$—	$12,000
Jay Conzen	12,000	—	12,000
William Means	12,000	—	12,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of November 14, 2017 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of	Shares of Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)
Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,728,878	97.3%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	—	—
Michael Narikawa	—	—
All executive officers and directors as a group (7 persons)(3)	4,729,200	97.3%

* Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Loop, Anaheim, CA 92807.
(2)	Based on 4,861,590 shares of common stock outstanding as of November 14, 2017.
(3)	Includes (i) 4,682,878 shares of common stock held by the Trust; (ii) 6,000 shares held by Mr. Ceiley’s wife; (iii) 40,000 shares issuable upon conversion of the 36,000 shares of Series A cumulative convertible preferred stock (excluding any dividends accrued but not yet paid) held by Mr. Ceiley. Mr. Ceiley has the sole power to vote and dispose of the shares of common stock he owns individually.

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

The Company leased three buildings, including the Lakeview Property, under operating lease agreements with the Trust, which is a grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder.  During fiscal 2017 and fiscal 2016, the Company incurred approximately $492,000 and $652,000, respectively, of expense related to these leases. On May 19, 2017, the Company purchased the Lakeview Property from the Trust for a total cash purchase price of $7,200,000. The purchase of the property was financed through the Company’s borrowings on the line of credit with Community Bank of $1,800,000 and a term loan with Community Bank in the amount of $5,400,000. See Note 4 of Notes to Consolidated Financial Statements.

Within the next two years, the Company plans to relocate its corporate headquarters and Anaheim distribution center to a new 80,000 square foot facility in Anaheim, California that is owned by the Trust. Accordingly, the Company plans to enter into a new lease with the Trust in the near future concerning such premises.

On November 21, 2017, Bisco entered into the Lease with the Trust for the lease of office and warehouse space in Glendale Heights, Illinois, California for a base monthly rent of $22,600, which is subject to a 2.5% annual increase. Bisco plans to relocate its Chicago, Illinois sales and distribution center to this new facility in December 2017. See Item 9B. Other Information.

Director Independence

The Company’s Board consists of the following directors: Stephen Catanzaro, Glen Ceiley, Jay Conzen and William L. Means. The Board has determined that three of its four directors, Stephen Catanzaro, Jay Conzen and William L. Means, are independent as defined by the NASDAQ Stock Market’s Marketplace Rules.  In addition to such rules, the Board of Directors considered transactions and relationships between each director (and his immediate family) and the Company to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.  As a result, the Board determined that Mr. Ceiley is not independent, as he is an executive officer of EACO, an employee of Bisco, a member of Bisco’s steering committee, and beneficially owns approximately 97% of the Company’s outstanding common stock.  Bisco’s steering committee handles the day to day operations of the Company, and Mr. Ceiley has been intimately involved with decision-making that directly affects the consolidated financial statements of the Company.

Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means. The Board has determined that all of the foregoing committee members are independent pursuant to the Nasdaq Marketplace Rules and SEC Rule 10A-3.

Item 14.  Principal Accounting Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2017 and fiscal 2016, the Audit Committee pre-approved all services performed for the Company by the auditor.

Audit Services

Squar Milner LLP (“Squar Milner”), the Company’s independent accounting firm for the years ended August 31, 2017 and 2016, performed professional services for the audit of the financial statements included in the Company’s annual reports on Form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2017 and 2016, and Squar Milner’s fees for such services were approximately $172,000 in each year.

Audit-Related Fees

The Company was not billed any audit-related fees by Squar Milner for the years ended August 31, 2017 and 2016.

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

EACO Corporation

November 22, 2017	/s/ Glen F. Ceiley
By: Glen F. Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/22/17
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Controller (principal accounting officer)	11/22/17
Michael Narikawa

/s/ Steve Catanzaro	Director	11/22/17
Steve Catanzaro

/s/ Jay Conzen	Director	11/22/17
Jay Conzen

/s/ William Means	Director	11/22/17
William Means

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

EACO Corporation

Anaheim, California

We have audited the accompanying consolidated balance sheets of EACO Corporation and Subsidiaries (the “Company”) as of August 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EACO Corporation and Subsidiaries as of August 31, 2017 and 2016 and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP
Newport Beach, California
November 22, 2017

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,870	$4,878
Restricted cash, current	707	1,425
Trade accounts receivable, net	21,339	18,797
Inventory, net	26,791	21,532
Marketable trading securities	1,596	540
Prepaid expenses and other current assets	1,354	1,135
Total current assets	55,657	48,307
Non-current Assets:
Property, equipment and leasehold improvements, net	9,256	1,395
Other assets	867	890
Total assets	$65,780	$50,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$13,364	$12,727
Accrued expenses and other current liabilities	4,545	5,600
Liability for short sales of marketable trading securities	707	1,425
Current portion of long-term debt	139	-
Total current liabilities	18,755	19,752
Non-current Liabilities:
Long-term debt	12,193	-
Total liabilities	30,948	19,752
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	747	730
Retained earnings	21,657	17,682
Total shareholders’ equity	34,832	30,840
Total liabilities and shareholders’ equity	$65,780	$50,592

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended August 31,
	2017	2016
Revenues	$156,954	$148,544
Cost of revenues	112,184	104,981
Gross margin	44,770	43,563
Operating expenses:
Selling, general and administrative expenses	38,455	37,122
Income from operations	6,315	6,441

Other income (expense):
Net gain on trading securities	208	104
Interest and other (expense)	(181)	(17)
Other income, net	27	87
Income before income taxes	6,342	6,528
Provision for income taxes	2,291	2,433
Net income	4,051	4,095
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$3,975	$4,019

Basic and diluted earnings per share:	$0.82	$0.83
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to consolidated financial statements.

F-3

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended
	August 31,
	2017	2016
Net income	$4,051	$4,095
Other comprehensive income, net of tax
Foreign translation gain (loss)	17	(130)
Total comprehensive income	$4,068	$3,965

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2017 and 2016

(in thousands, except share information)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2015	36,000	$1	4,861,590	$49	$12,378	$860	$13,663	$26,951
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(130)	—	(130)
Net income	—	—	—	—	—	—	4,095	4,095
Balance, August 31, 2016	36,000	$1	4,861,590	$49	$12,378	$730	$17,682	$30,840
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation gain	—	—	—	—	—	17	—	17
Net income	—	—	—	—	—	—	4,051	4,051
Balance, August 31, 2017	36,000	$1	4,861,590	$49	$12,378	$747	$21,657	$34,832

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2017	2016
Operating activities:
Net income	$4,051	$4,095
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	785	577
Bad debt expense	96	73
Change in inventory reserve	87	202
Net gain on trading securities	(208)	(104)
(Increase) decrease in:
Trade accounts receivable	(2,638)	(3,385)
Inventory	(5,346)	(5,001)
Prepaid expenses and other assets	(247)	(365)
Increase (decrease) in:
Trade accounts payable	(30)	1,641
Accrued expenses and other current liabilities	(1,027)	1,167
Net cash used in operating activities	(4,477)	(1,100)
Investing activities:
Purchase of property, equipment and leasehold improvements	(8,646)	(403)
Purchase of marketable securities, trading	(848)	(436)
Net change in securities sold short	(718)	(356)
Change in restricted cash	737	375
Net cash used in investing activities	(9,475)	(820)
Financing activities:
Borrowings (repayments) on revolving credit facility, net	6,967	(33)
Repayments on long-term debt	(35)	-
Preferred dividend	(76)	(76)
Bank overdraft	671	1,768
Borrowings on long-term debt	5,400	-
Net cash provided by financing activities	12,927	1,659
Effect of foreign currency exchange rate changes on cash and cash equivalents	17	(130)
Net decrease in cash and cash equivalents	(1,008)	(391)
Cash and cash equivalents - beginning of period	4,878	5,269
Cash and cash equivalents - end of period	$3,870	$4,878
Supplemental disclosures of cash flow information:
Cash paid for interest	$182	$9
Cash paid for income taxes	$2,833	$2,199

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

Note 1. Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 48 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of EACO, Bisco and Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was approximately $111,000 at August 31, 2017 and 2016.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of approximately $1,220,000 and $1,307,000 at August 31, 2017 and 2016, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization expense is determined using the straight-line method over the estimated useful lives of the assets.  Depreciation on buildings is thirty five years and five to seven years for furniture, fixtures and equipment.. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term, whichever is less. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or disposition of the asset, the cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in earnings.

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

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of August 31, 2017 and 2016, the Company’s total obligation for securities sold, but not yet purchased was approximately $707,000 and $1,425,000, respectively. Restricted cash to collateralize the Company’s obligation for short sales was $707,000 and $1,425,000 at August 31, 2017 and 2016, respectively.

These securities are stated at fair value, which is determined using the quoted closing prices at each reporting date. Realized gains and losses on investment transactions are recognized as incurred in the consolidated statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the market value of investment holdings during the period. See Note 10.

Revenue Recognition

Management generally recognizes revenue at the time of product shipment, as the Company’s shipping terms are substantially FOB shipping point. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of revenues, and were approximately $2,760,000 and $2,653,000 for the years ended August 31, 2017 and 2016, respectively.

Advetising Costs

Advertising costs are expensed as incurred. For fiscal 2017 and fiscal 2016, the Company spent $243,000 and $257,000 on advertising, respectively.

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits.  The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when realization is reasonably assured. The outstanding liability for worker’s compensation at year end is not significant and is recorded in accrued liabilities at August 31, 2017 and 2016.

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

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2017 and 2016 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at August 31, 2017 and 2016. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2017 and 2016 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for the Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars at August 31, 2017 and 2016 was $0.82 and $0.77, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. Revenue and expenses are transacted at the average exchange rates to respective period of earnings for the years ended August 31, 2017 and 2016. The average exchange rate for the years ended August 31, 2017 and 2016 was $0.76. The Company holds no assets or liabilities outside of the United States and Canada. All foreign sales excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

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

Net sales to customers outside the United States and related trade accounts receivable were both approximately 9% at August 31, 2017, and 9% and 14%, respectively, at August 31, 2016. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2017 or 2016.

Total assets held outside the United States comprised of 4% and 5% as of August 31, 2017 and 2016, respectively.

Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities

The Company’s financial instruments other than its marketable securities include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, line of credit, accrued expenses and long-term debt. Management believes that the fair value of these financial instruments approximate their carrying amounts based on current market indicators, such as prevailing interest rates. The Company’s marketable securities are measured at fair value on a recurring basis. See Note 10.

During the years ended August 31, 2017 and 2016, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

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

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”. The guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. The guidance will require that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. The guidance becomes effective for fiscal years beginning after December 15, 2016. The guidance became effective for the Company beginning September 1, 2017 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

Note 3. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are summarized as follows:

	August 31,
	2017	2016
Machinery and equipment	$7,154,000	$5,960,000
Furniture and fixtures	898,000	829,000
Vehicles	155,000	155,000
Leasehold improvements	1,756,000	1,576,000
Land	1,717,000	-
Building	5,490,000	-
	17,170,000	8,520,000
Less: accumulated depreciation and amortization	(7,914,000)	(7,125,000)
	$9,256,000	$1,395,000

On May 19, 2017, the Company purchased the Lakeview Property from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The total purchase price of the Lakeview Property was $7,200,000. The purchase of the property was financed through borrowings on the line of credit of $1,800,000 and a loan with Community Bank. See Note 4.

For the years ended August 31, 2017 and 2016, depreciation and amortization expense was $785,000 and $577,000, respectively.

Note 4. Long-Term Debt

The Company has a revolving credit agreement with Community Bank, N.A., which currently provides for borrowings of up to $10,000,000 and bears interest at either the 30, 60 or 90 day LIBOR (the 90 day LIBOR at August 31, 2017 and 2016 was 1.31% and 0.81%, respectively) plus 1.75% or the bank’s reference rate (4.25% and 3.5% at August 31, 2017 and 2016). Borrowings are secured by substantially all assets of the Company. The credit agreement, expires in March 2019. The amounts outstanding under this line of credit as of August 31, 2017 and 2016 were $6,967,000 and zero, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2017, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California. This loan is payable in 35 regular monthly payments of $27,142 and one irregular last payment of $5,001,607 due on the maturity of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears interest at the bank’s reference rate (1.79% at May 31, 2017) plus 1.70%. At August 31, 2017, the outstanding balance of this loan was $5,365,000.

Note 5. Shareholders’ Equity

Earnings Per Common Share (“EPS”)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	Year Ended August 31,
(In thousands, except per share information)	2017	2016
EPS – basic and diluted:
Net income	$4,051	$4,095
Less: cumulative preferred stock dividends	(76)	(76)
Net income available to common shareholders for basic and diluted EPS computation	3,975	4,019
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings per common share – basic and diluted	$0.82	$0.83

For the year ended August 31, 2017 and 2016, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Preferred Stock

The Company’s Board of Directors is authorized to establish the various rights and preferences for the Company's preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares of its Series A cumulative convertible preferred stock (the “Preferred Stock”) to the Company’s CEO, with an 8.5% dividend rate at a price of $25 per share for a total cash purchase price of $900,000.  The holders of the Preferred Stock has the right at any time to convert the Preferred Stock and accrued but unpaid dividends into shares of the Company’s common stock at the conversion price of $22.50 per share.  In the event of a liquidation or dissolution of the Company, the holder of the Preferred Stock is entitled to be paid out of the assets of the Company available for distribution to shareholders at $25.00 per share plus all unpaid dividends before any payments are made to the holders of common stock.

Note 6. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) plan”) for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under this plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $236,000 and $223,000 for the years ended August 31, 2017 and 2016, respectively.

Note 7. Income Taxes

The following summarizes the Company’s provision for income taxes on income from operations:

	Year Ended August 31,
	2017	2016
Current:
Federal	$2,142,000	$2,226,000
State	119,000	362,000
Foreign	(32,000)	28,000
	2,229,000	2,616,000
Deferred:
Federal	(88,000)	(273,000)
State	32,000	90,000
Foreign	118,000	―
	62,000	(183,000)
Total	$2,291,000	$2,433,000

Income taxes for the years ended August 31, 2017 and 2016 differ from the amounts computed by applying the federal statutory corporate rates of 34% to the pre-tax income from operations. The differences are reconciled as follows:

	Year Ended August 31,
	2017	2016
Current:
Expected income tax benefit at statutory rate	$2,112,000	$2,234,000
Increase (decrease) in taxes due to:
State tax, net of federal benefit	297,000	303,000
Permanent differences	25,000	29,000
Change in deferred tax asset valuation allowance	(4,000)	(121,000)
Other, net	(139,000)	(12,000)
Income tax expense	$2,291,000	$2,433,000

The components of deferred taxes at August 31, 2017 and 2016 are summarized below:

	August 31,
	2017	2016
Deferred tax assets:
Net operating loss	$508,000	$518,000
Allowance for doubtful accounts	3,000	8,000
Accrued expenses	395,000	381,000
Accrued workers’ compensation	18,000	25,000
Inventory reserve	936,000	852,000
Unrealized losses on investment	(223,000)	(167,000)
Excess of tax over book depreciation	(113,000)	(147,000)
Other	43,000	198,000
Total deferred tax assets	1,567,000	1,668,000
Valuation allowance	(508,000)	(518,000)
Total deferred tax assets	$1,059,000	$1,150,000

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance.

As a result of the merger with Bisco, management concluded that certain deferred tax assets would be realized, primarily the pre-merger net operating loss carryforwards (“NOLs”) of the Company. Management reviewed the positive and negative evidence available at August 31, 2016 and 2017 and determined that EACO’s state net operating losses did not meet the more likely than not threshold required to be recognized. As such a valuation allowance was retained on these deferred tax assets.

Management forecasted taxable income for Bisco of $7 million and $6.4 million for the years ended August 31, 2016 and 2017, respectively. Management considered the forecast of pre-tax income and strong history of pre-tax earnings and taxable income, and determined that a valuation allowance was not necessary for EACO’s remaining deferred tax assets.

The Company follows ASC 740 “Income Taxes” formerly FASBInterpretation No. 48, an interpretation of FASB Statement No. 109 (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company has no liability for unrecognized tax benefit related to tax positions for either the August 31, 2016 year end or the August 31, 2017 year end.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of August 31, 2017, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the US, Canada and various states. The Company’s tax years for 2012, 2013, 2014 and 2015 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2012.

Note 8. Commitments and Contingencies

Legal Matters

From time to time, we may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations. We currently are not a party to any material legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Operating Lease Obligations

The Company leases its facilities and automobiles under operating lease agreements (three leased facilities are leased from the Trust, which is beneficially owned by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder – see Note 9), which expire on various dates through September 2022 and require minimum rental payments ranging from $1,000 to $32,000 per month. Certain of the leases contain options for renewal under varying terms.

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2018	$2,315,000
2019	1,588,000
2020	1,016,000
2021	708,000
2022	626,000
Thereafter	1,754,000
$8,007,000

Rental expense for all operating leases for the years ended August 31, 2017 and 2016 was approximately $2,202,000 and $2,142,000, respectively.

Note 9. Related Party Transactions

The Company leased three buildings, including the Lakeview Property, under operating lease agreements from a trust beneficially owned by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder, Glen Ceiley.  During fiscal 2017 and fiscal 2016, the Company incurred approximately $539,000 and $652,000, respectively, of expense related to these leases.

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

Marketable Trading Securities – The Company holds marketable trading securities, which include long and short positions that are all publicly traded securities with quoted prices in active markets. These securities are stated at fair value, which is determined using the quoted closing prices at each reporting date. The fair value is considered to be a Level 1 measurement.

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2017 and 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
August 31, 2017
Marketable securities	$1,596,000	$—	$—	$1,596,000
Liability for short sales of trading securities	(707,000)	—	—	(707,000)

August 31, 2016
Marketable securities	540,000	—	—	540,000
Liability for short sales of trading securities	(1,425,000)	—	—	(1,425,000)

Note 12. Subsequent Events

Management has evaluated events subsequent to August 31, 2017, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

On November 21, 2017, the Company entered into a Commercial and Industrial Lease Agreement (the “Lease”) with the Trust, which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder, for the lease of a facility in Glendale Heights, Illinois. The Company plans to relocate its Chicago sales office and distribution center to this facility in December 2017. The Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Lease. The foregoing description of the Lease does not purport to be complete and is qualified in the entirety by reference to the Lease as filed as Exhibit 10.33 hereto and incorporated herein by reference.

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)
3.4	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.6	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.7	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.8	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
3.9	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.10	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.11	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.1*	Business Loan Agreement dated July 14, 2017 by and between Bisco Industries, Inc. (“Bisco”) and Community Bank ($10,000,000).
10.2	Change in Terms Agreement dated May 11, 2017 by and between Bisco and Community Bank (Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 23, 2017, is incorporated herein by reference).
10.3*	Promissory Note in the original principal amount of $10,000,000 dated July 14, 2016 issued by Bisco and payable to Community Bank.
10.4	Commercial Security Agreement by and between Bisco and Community Bank dated May 11, 2017 (Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on May 23, 2017, is incorporated herein by reference).
10.5*	Commercial Guaranty dated March 16, 2015 executed by EACO Corporation (“EACO”) as guarantor in favor of Comerica Bank regarding $10,000,000 loan.
10.7*	Promissory Note dated July 12, 2016 in the original principal amount of $100,000 issued by EACO and payable to Comerica Bank
10.8*	Business Loan Agreement dated May 15, 2017 by and between Bisco and Community Bank ($5,400,000)
10.9*	Promissory Note dated May 15, 2017 in the original principal amount of $5,400,000 issued by Bisco and payable to Community Bank.
10.10*	Commercial Guaranty dated May 15, 2017 issued by EACO in favor of Community Bank.

23

Number	Exhibit
10.11	Deed of Trust between by and between Bisco and Community Bank dated May 15, 2017 (Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on May 23, 2017, is incorporated herein by reference.)
10.12	Assignment of Leases and Rents by and between Bisco and Community Bank dated May 15, 2017 (Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on May 23, 2017, is incorporated herein by reference.)
10.33*	Commercial and Industrial Lease Agreement dated November 20, 2017 by and between Bisco and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust.
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
31.1*	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

24