Form 10-Q
period 2017-11-30
EACO CORP
filed 2018-01-16
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of January 12, 2018, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended
	November 30,
	2017	2016
Revenues	$42,171	$37,207
Cost of revenues	29,992	26,651
Gross margin	12,179	10,556
Operating expenses:
Selling, general and administrative expenses	10,340	9,387
Income from operations	1,839	1,169

Other income (expense):
Net gain (loss) on trading securities	203	(102)
Interest expense, net	(101)	(4)
Total other income (expense)	102	(106)
Income before income taxes	1,941	1,063
Provision for income taxes	746	402
Net income	1,195	661
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$1,176	$642
Basic and diluted earnings per share:	$0.24	$0.13
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2017	2016
Net income	$1,195	$661
Other comprehensive gain (loss), net of tax:
Foreign translation (loss)	148	(59)
Total comprehensive income	$1,343	$602

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2017	2017*
ASSETS
Current Assets:
Cash and cash equivalents	$3,604	$3,870
Restricted cash, current	594	707
Trade accounts receivable, net	22,227	21,339
Inventory, net	26,764	26,791
Marketable securities, trading	2,146	1,596
Prepaid expenses and other current assets	1,228	148
Total current assets	56,563	54,451
Non-current Assets:
Property, equipment and leasehold improvements, net	9,854	9,256
Other assets	1,731	2,073
Total assets	$68,148	$65,780
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$14,050	$13,364
Accrued expenses and other current liabilities	4,656	4,545
Liability for short sales of trading securities	594	707
Current portion of long-term debt	142	139
Total current liabilities	19,442	18,755
Non-current Liabilities:
Long-term debt	12,514	12,193
Other non-current liabilities	36	-
Total liabilities	31,992	30,948
Commitments and contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	895	747
Retained earnings	22,833	21,657
Total shareholders’ equity	36,156	34,832
Total liabilities and shareholders’ equity	$68,148	$65,780

* Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2017 as filed with the U. S. Securities and Exchange Commission on November 22, 2017.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2017	2016
Operating activities:
Net income	$1,195	$661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	251	169
Bad debt expense	4	4
Change in inventory reserve	31	135
Net (gain) loss on trading securities	(203)	102
(Increase) decrease in:
Trade accounts receivable	(892)	173
Inventory	(4)	(1,959)
Prepaid expenses and other assets	(738)	(90)
Increase (decrease) in:
Trade accounts payable	322	190
Accrued expenses and other current liabilities	147	(3,310)
Net cash provided by (used in) operating activities	113	(3,925)
Investing activities:
Purchase of property, equipment and leasehold improvements	(849)	(585)
(Purchase) sale of marketable securities, trading	(347)	234
Net change in securities sold short	(113)	439
Change in restricted cash	113	(439)
Net cash used in investing activities	(1,196)	(351)
Financing activities:
Borrowings on revolving credit facility	359	4,079
Preferred dividend	(19)	(19)
Bank overdraft	364	485
Payments on long-term debt	(35)	-
Net cash provided by financing activities	669	4,545
Effect of foreign currency exchange rate changes on cash and cash equivalents	148	(59)
Net (decrease) increase in cash and cash equivalents	(266)	210
Cash and cash equivalents - beginning of period	3,870	4,878
Cash and cash equivalents - end of period	$3,604	$5,088
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$2,627

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 (“fiscal 2017”). The condensed consolidated balance sheet as of August 31, 2017 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2017. Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at each of November 30, 2017 and August 31, 2017.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,251,000 and $1,220,000 at November 30, 2017 and August 31, 2017, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $594,000 and $707,000 at November 30, 2017 and August 31, 2017, respectively.

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

Revenue Recognition

The Company generally recognizes revenue at the time of product shipment, as the Company’s shipping terms are generally FOB shipping point. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of an executed contract or purchase order, the product has been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Earnings Per Common Share

Basic earnings per common share for the three months ended November 30, 2017 and 2016 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended November 30, 2017 and 2016. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the quarters ended November 30, 2017 and 2016 were $0.80 and $0.75, respectively.

Concentrations

Net sales to customers outside the United States were approximately 9% of revenues for the three months ended November 30, 2017 and 2016, and related accounts receivable were approximately 10% and 11% of total accounts receivable at November 30, 2017 and 2016, respectively.

No single customer accounted for more than 10% of revenues for the three months ended November 30, 2017 or 2016.

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

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.” This guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. This guidance will require that inventory be stated at the lower of cost or net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. This guidance became effective for fiscal years beginning after December 15, 2016. The Company adopted this statement on September 1, 2017, and its impact on the results of operations and financial position did not have a material impact.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. This guidance became effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company has adopted this statement on September 1, 2017, and is properly reported in the balance sheet.

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

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank, N.A. Borrowings under this agreement bear interest at the bank’s reference rate (4.25% at November 30, 2017 and August 31, 2017). Borrowings are secured by substantially all assets of the Company and its subsidiaries. The credit agreement, expires in March 2019. The amounts outstanding under this line of credit as of November 30, 2017 and August 31, 2017 were $7,285,000 and $6,967,000, respectively. Availability under the line of credit was $2,715,000 and $3,033,000 at November 30, 2017 and August 31, 2017, respectively.

The line of credit agreement contains certain covenants, including the maintenance of certain financial ratios. As of November 30, 2017 and August 31, 2017, the Company was in compliance with all such financial covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank, N.A. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California (“Lakeview Property”). This loan is payable in 35 regular monthly payments of $27,142 and one irregular last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears interest at the bank’s reference rate (1.79% at November 30, 2017 and August 31, 2017) plus 1.70%. At November 30, 2017, the outstanding balance of this loan was $5,331,000.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended November 30,
	2017	2016
Earnings Per Share:
Net income	$1,195	$661
Less: cummulative preferred stock dividends	(19)	(19)
Net income available to common shareholders	$1,176	$642

Earnings per common share – basic and diluted	$0.24	$0.13

For the three months ended November 30, 2017 and 2016, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 5. Related Party Transactions

The Company leases buildings under operating lease agreements from its majority shareholder, who is also the Company’s Chairman and CEO. During the three months ended November 30, 2017 and 2016, the Company incurred approximately $68,000 and $163,000, respectively, of expense related to these leases.

On November 21, 2017, the Company entered into a Commercial and Industrial Lease Agreement (the “Lease”) with the Trust, which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder, for the lease of a facility in Glendale Heights, Illinois. The Company relocated its Chicago sales office and distribution center to this facility in December 2017. The Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Lease.

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

During the three months ended November 30, 2017, the Company recorded an income tax provision of $746,000 resulting in an effective tax rate of 38.4%. The effective tax rate differs from the statutory rate of 34% primarily due to the existence of a valuation allowance against certain deferred tax assets, state income tax expenses and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three months ended November 30, 2017, the Company did not have a liability for unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2017, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

Note 7. Commitments and Contingencies

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

Note 8. Subsequent Events

Management has evaluated events subsequent to November 30, 2017, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

On December 22, 2017, the Tax Cut and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and elimination of the domestic production activities deduction. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations.  Preliminarily, the Company anticipates a significant reduction in its effective income tax rate and its net deferred federal income tax assets as a result of the income tax rate reduction, with such changes being included in the Company’s financial statements beginning in the three months ending February 28, 2018.

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

Overview

The condensed consolidated financial statements comprise the accounts of EACO and its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”).

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

Revenues derived from the Bisco and its subsidiary represents 100% of our total revenues and are expected to continue to represent all of the Company’s total revenues for the foreseeable future.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies for the three months ended November 30, 2017. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 as filed with the SEC on November 22, 2017.

Results of Operations

Comparison of the Three Months Ended November 30, 2017 and 2016

Revenues and Gross Profit ($ in thousands)

	Three Months Ended November 30,
	2017	2016	$ Change	% Change

Revenues	$42,171	$37,207	$4,964	13.3%
Cost of revenues	29,992	26,651	3,341	12.5%
Gross margin	$12,179	$10,556	$1,623	15.4%
Percent of revenues	28.9%	28.4%		0.5%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended November 30, 2017 (“Q1 2018”) as compared to the three months ended November 30, 2016 (“Q1 2017”) was largely due to a higher volume of product sales, increased sales department headcount over prior year quarter, and increased productivity from the Company’s employees. Revenues have also increased due to the Company focusing on relationship building programs with current and potential customers and vendors.

The gross margins in Q1 2018 remained relatively consistent with Q1 2017, improved slightly by 0.5%. This increase was primarily due to a larger volume orders at lower margins in Q1 2017. This was primarily due to volume discounts and mix of products sold in Q1 2017. Increases in large individual orders are due to the Company focusing on relationship building with key customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended November 30,
	2017	2016	$ Change	% Change

Selling, general and administrative expenses	$10,340	$9,387	$953	10.2%
Percent of revenues	24.5%	25.2%		(0.7)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q1 2018 increased from Q1 2017 largely due to an increase in annual raises, and to a lesser extent, due to rent escalation in leased properties, increases in IT consulting, depreciation expense, and annual bonuses, which are typically payable or incurred in the first fiscal quarter. SG&A as a percent of revenue in Q1 2018 decreased from Q1 2017 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended November 30,		$	%
	2017	2016	Change	Change
Other income (expense):
Net gain (loss) on trading securities	$203	$(102)	$305	299.0%
Interest (expense), net	(101)	(4)	(97)	2,425.0%

Total other income (expense), net	$102	$(106)	$208	(96.2%)
Total other income (expense), net as a percent of revenues	0.0%	0.0%

Other income (expense), net primarily consists of income or losses on investments in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s line of credit and other long-term debt and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2018, the Company recognized a net gain of $203,000 as compared to a net loss of $102,000 in Q1 2017 in net realized and unrealized gains. The increase in trading securities gains in Q1 2018 was primarily due to timing of sales and purchases and general market climate of short and long positions during the year.

Interest and other expense increased in Q1 2018 compared to Q1 2017 due to an increase in the Company’s line of credit with Community Bank and an increase in long-term debt, both of which were primarily related to the Company’s $5.4 million term loan from Community Bank obtained in connection with the Company’s acquisition of the Lakeview Property in May 2017.

Income Tax Provision ($ in thousands)

	Three Months Ended November 30,		$	%
	2017	2016	Change	Change

Income tax provision	$746	$402	$344	85.6%
Percent of pre-tax income	38.4%	37.8%		0.6%

The provision for income taxes increased by $344,000 in Q1 2018 over the prior year period. This increase was primarily a result of higher taxable income in the current quarter as compared to the prior year period. The percent of pre-tax income increased from 37.8% at Q1 2017 to 38.4% for Q1 2018. The increase in the rate is also due to an increase in the blended state and federal tax rate in Q1 2018.

Liquidity and Capital Resources

The Company has historically been funded from positive cash flow from its operations. As of November 30, 2017 and August 31, 2017, the Company held approximately $3,604,000 and $3,870,000 of cash and cash equivalents, respectively. The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at the bank’s reference rate (4.25% at November 30, 2017 and August 31, 2017). Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement expires in March 2019. The amounts outstanding under this line of credit as of November 30, 2017 and August 31, 2017 were $7,285,000 and $6,967,000 respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2017 and August 31, 2017, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank. The proceeds of the loan were used to purchase the Lakeview Property that houses the Company’s corporate headquarters and distribution center located in Anaheim, California. This loan is payable in 35 regular monthly payments of $27,142 and one irregular last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears interest at the bank’s reference rate (1.79% at November 30, 2017) plus 1.70%. At November 30, 2017, the outstanding balance of this loan was $5,331,000. EACO has entered into a commercial guaranty agreement, pursuant to which EACO is the guarantor of both Bisco’s $10,000,000 line of credit and the $5,400,000 loan.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with Comerica Bank in order to obtain a $100,000 of credit as security for the Company’s worker’s compensation requirements.

The Company also held $2,146,000 and $1,596,000 of marketable securities at November 30, 2017 and August 31, 2017, respectively, which could be sold, if needed.

Cash Flows from Operating Activities

Cash provided by operating activities was $113,000 for the three months ended November 30, 2017 as compared with cash used in operations of $3,925,000 for the three months ended November 30, 2016. The current period cash provided by operating activities was primarily due to the increase in net income and accounts payable, which was largely related to the higher revenues in the current quarter, as well as less inventory purchased in Q1 2018 compared to Q1 2017. This was offset by an increase in trade accounts receivables and an increase in prepaid expenses and other assets. The prior year cash used in operating activities was primarily due to the decrease in accrued expenses and an increase in inventory in the prior year quarter.

Cash Flows from Investing Activities

Cash used in investing activities was $1,196,000 for the three months ended November 30, 2017 as compared with cash used in such activities of $351,000 for the three months ended November 30, 2016. The increase in investing activities comparing Q1 2018 to Q1 2017 was primarily due to the Company’s purchases in Q1 2018 of equipment and leasehold improvements and marketable securities related to Q1 2018.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2017 was $669,000 as compared with cash provided of $4,545,000 for the three months ended November 30, 2016. The decrease in cash provided by financing activities comparing Q1 2018 to Q1 2017 is primarily due to larger borrowing of $4,079,000 on the Company’s line of credit and a larger bank overdraft in Q1 2017. The increase in borrowing on the line of credit in Q1 2017 was primarily due to an increase in purchasing of inventory and payment of corporate income taxes related to fiscal year 2016. The income tax extension for fiscal year 2017 was due on December 15, 2017, while in the previous tax year it was due on November 15, 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings under its line of credit.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and capital leases are recorded as liabilities on the accompanying consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the Company’s annual report on Form 10-K for the year ended August 31, 2017 as filed with the SEC on November 22, 2017.

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

Glen Ceiley, our Chairman and CEO, beneficially owns or controls approximately 97.3% of our outstanding voting stock. As a result, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

Most of our sales are made on a purchase order basis, rather than through long-term sales contracts. As such, our customers typically do not have any obligation to purchase any products from us. A variety of conditions, both specific to each customer and generally affecting each customer’s industry, may cause customers to reduce, cancel or delay orders that were either previously made or anticipated. In addition, customers may go bankrupt or fail, or default on their payments. Significant or numerous cancellations, reductions, delays in orders by customers, losses of customers, and/or customer defaults on payment could materially adversely affect our business and revenues.

If we fail to maintain an effective system of internal controls over financial reporting or experience additional material weaknesses in our system of internal controls, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.

We have from time to time had material weaknesses in our internal controls over financial reporting due to a veriety of issues, including, without limitation, deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

One of our primary growth strategies is to grow our business through the opening of sales offices in new geographic markets. Based on our analysis of demographics in the United States, Canada and Mexico, we currently estimate there is potential market opportunity in North America to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful. In addition, a particular local market’s ability to support a sales office may change because of a change due to competition or local economic conditions.

We may be unable to meet our goals regarding new office openings.

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office. Given the recent economic slowdown, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

Opening sales offices in new markets presents increased risks that may prevent us from being profitable in these new locations, and/or may adversely affect our operating results.

Our new sales offices do not typically achieve operating results comparable to our existing offices until after several years of operation. The added expenses relating to payroll, occupancy, and transportation costs can impact our ability to generate earnings. In addition, offices in new geographic areas face additional challenges to achieving profitability. In new markets, we have less familiarity with local customer preferences and customers in these markets are less familiar with our name and capabilities. Entry into new markets may also bring us into competition with new, unfamiliar competitors. These challenges associated with opening new offices in new markets may have an adverse effect on our business and operating results.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our net cash provided in operations for the Q1 2018 was approximately $113,000. The total outstanding on our line of credit as of November 30, 2017 was approximately $7.3 million, which the line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable terms, on a timely basis or at all. The securities to be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of November 30, 2017, the number of shares held by non-affiliates of Mr. Ceiley is less than 140,000 shares. If Mr. Ceiley or any other shareholder sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

EACO CORPORATION
(Registrant)

Date: January 15, 2018	/s/ Glen Ceiley
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