Form 10-Q
period 2018-02-28
EACO CORP
filed 2018-04-10
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 9, 2018, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Revenues	$45,041	$37,284	$87,212	$74,491
Cost of revenues	32,592	26,713	62,584	53,364
Gross margin	12,449	10,571	24,628	21,127
Operating expenses:
Selling, general and administrative expenses	10,477	9,310	20,817	18,697
Income from operations	1,972	1,261	3,811	2,430

Other (expense) income:
Net gain (loss) on trading securities	48	(23)	251	(126)
Interest and other income (expense)	(130)	(31)	(231)	(35)
Total other (expense) income	(82)	(54)	20	(161)
Income before income taxes	1,890	1,207	3,831	2,269
Provision for income taxes	571	459	1,317	861
Net income	1,319	748	2,514	1,408
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$1,300	$729	$2,476	$1,370
Basic and diluted earnings per share:	$0.27	$0.15	$0.51	$0.28
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

2

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net income	$1,319	$748	$2,514	$1,408
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss) gain	(81)	(60)	67	(119)
Total comprehensive income	$1,238	$688	$2,581	$1,289

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	February 28,	August 31,
	2018	2017*
ASSETS
Current Assets:
Cash and cash equivalents	$3,286	$3,870
Restricted cash, current	617	707
Trade accounts receivable, net	24,483	21,339
Inventory, net	28,428	26,791
Marketable securities, trading	2,185	1,596
Prepaid expenses and other current assets	1,370	1,354
Total current assets	60,369	55,657
Non-current Assets:
Property, equipment and leasehold improvements, net	9,972	9,256
Other assets	1,881	867
Total assets	$72,222	$65,780
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$17,024	$13,364
Accrued expenses and other current liabilities	3,348	4,545
Liability for short sales of trading securities	617	707
Current portion of long-term debt	139	139
Total current liabilities	21,128	18,755
Non-current Liabilities:
Long-term debt	13,683	12,193
Other non-current liabilities	36	–
Total liabilities	34,847	30,948
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	814	747
Retained earnings	24,133	21,657
Total shareholders’ equity	37,375	34,832
Total liabilities and shareholders’ equity	$72,222	$65,780

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2017 as filed with the U. S. Securities and Exchange Commission on November 22, 2017.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 28,
	2018	2017
Operating activities:
Net income	$2,514	$1,408
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	498	359
Bad debt expense	44	62
Change in inventory reserve	123	81
Net (gain) loss on trading securities	(251)	102
(Increase) decrease in:
Trade accounts receivable	(3,188)	(266)
Inventory	(1,760)	(3,135)
Prepaid expenses and other assets	(1,030)	(3)
Increase (decrease) in:
Trade accounts payable	2,515	(672)
Accrued expenses and other current liabilities	(1,161)	(2,431)
Net cash used in operating activities	(1,696)	(4,495)
Investing activities:
Purchase of property, equipment and leasehold improvements	(1,214)	(898)
(Purchase) sale of marketable securities, trading	(338)	212
Net change in securities sold short	(90)	1,041
Change in restricted cash	90	(1,041)
Net cash used in investing activities	(1,552)	(686)
Financing activities:
Borrowings on revolving credit facility	1,525	4,016
Preferred dividend	(38)	(38)
Bank overdraft	1,145	1,445
Payments on long-term debt	(35)	-
Net cash provided by financing activities	2,597	5,423
Effect of foreign currency exchange rate changes on cash and cash equivalents	67	(119)
Net (decrease) increase in cash and cash equivalents	(584)	123
Cash and cash equivalents - beginning of period	3,870	4,878
Cash and cash equivalents - end of period	$3,286	$5,001
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,241	$2,627
Cash paid for interest	$243	$34

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 (“fiscal 2017”). The condensed consolidated balance sheet as of August 31, 2017 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2017. Operating results for the three and six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $112,000 and $111,000 at February 28, 2018 and August 31, 2017, respectively.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated market value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,343,000 and $1,220,000 at February 28, 2018 and August 31, 2017, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $617,000 and $707,000 at February 28, 2018 and August 31, 2017, respectively.

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

Earnings Per Common Share

Basic earnings per common share for the three and six months ended February 28, 2018 and 2017 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended February 28, 2018 and 2017. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates for the quarters ended February 28, 2018 and 2017 were $0.79 and $0.76, respectively. The average exchange rates of Canadian dollars to U.S. dollars for the six months ended February 28, 2018 2017 were $0.80 and $0.76, respectively.

Concentrations

Net sales to customers outside the United States were approximately 9% of revenues for each of the six months ended February 28, 2018 and 2017, and related accounts receivable were approximately 11% and 12% of total accounts receivable for each period at February 28, 2018 and 2017, respectively.

No single customer accounted for more than 10% of revenues for the three and six months ended February 28, 2018 or 2017.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. This guidance became effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this statement on September 1, 2017, and is properly reported in the Company’s balance sheets.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating this statement and its impact on the Company’s results of operations or financial position.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank, N.A. Borrowings under this agreement bear interest at the bank’s reference rate (4.5% at February 28, 2018 and 4.25% at August 31, 2017). Borrowings are secured by substantially all assets of the Company and its subsidiaries. The credit agreement, expires in March 2019. The amounts outstanding under this line of credit as of February 28, 2018 and August 31, 2017 were $8,485,000 and $6,967,000, respectively. Availability under the line of credit was $1,515,000 and $3,033,000 at February 28, 2018 and August 31, 2017, respectively.

The line of credit agreement contains certain covenants, including the maintenance of certain financial ratios. As of February 28, 2018 and August 31, 2017, the Company was in compliance with all such financial covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank, N.A. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California (“Lakeview Property”). This loan is payable in 35 regular monthly payments of $27,142 and one last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears interest at the bank’s reference rate (1.79% at February 28, 2018 and August 31, 2017) plus 1.70%, which is a variable rate and will be updated based on one year LIBOR, no more than once every 12 months. At February 28, 2018, the outstanding balance of this loan was $5,297,000.

The Company has also entered into a business loan agreement (and related $100,000 promissory note) with Community Bank in order to obtain a $100,000 of credit as security for the Company’s worker’s compensation requirements.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
(In thousands, except share and per share amounts)
EPS:
Net income	$1,319	$748	$2,514	$1,408
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$1,300	$729	$2,476	$1,370

Earnings per common share – basic and diluted	$0.27	$0.15	$0.51	$0.28

For the three and six months ended February 28, 2018 and 2017, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 5. Related Party Transactions

The Company leases buildings under operating lease agreements from a grantor trust that is beneficially owned by the Company’s majority shareholder, who is also the Company’s Chairman and CEO. During the three months ended February 28, 2018 and 2017, the Company incurred approximately $45,000 and $163,000, respectively, of expense related to these leases.

On November 21, 2017, the Company entered into a Commercial and Industrial Lease Agreement (the “Lease”) with the Trust, for the lease of a facility in Glendale Heights, Illinois. The Company relocated its Chicago sales office and distribution center to this facility in December 2017. The Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Lease.

Within the next two years, the Company plans to relocate its corporate headquarters and Anaheim distribution center to an 80,000 square foot facility in Anaheim, California that is owned by the Trust. The Company plans to enter into a new lease with the Trust in the near future concerning such facility.

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

During the three and six months ended February 28, 2018, the Company recorded an income tax provision of $571,000 and $1,317,000, respectively resulting in an effective tax rate of 30.2% and 34.4%, respectively. For the three and six months ended February 28, 2017, the Company recorded income tax provision of $459,000 and $861,000, respectively, resulting in an effective tax rate of 38.0% and 37.9%, respectively. The current period effective tax rate differs from the current statutory rate of 21% primarily due to the three and six months ended February 28, 2018 and 2017 extending into both calendar years 2017 and 2018, creating a blended tax rate. The difference is also contributed to the valuation allowance against certain deferred tax assets, state income tax expenses and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and six months ended February 28, 2018, the Company did not have a liability for unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and six months ended February 28, 2018, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At February 28, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. We have not been able to make a reasonable estimate for the one-time transition tax. and continue to account for those items based on our existing accounting under ASC 740, “Income Taxes”. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $141,591, which is included as a component of income tax expense from continuing operations.

Prior to the reporting period in which the Act was enacted, the Company did not recognize a deferred tax liability related to unremitted foreign earnings because it overcame the presumption of the repatriation of foreign earnings. Upon enactment, the Act imposes a tax on certain foreign earnings and profits at various tax rates. Based on the Company’s facts and circumstances, it was not able to determine a reasonable estimate of the tax liability for this item for the reporting period in which the Act was enacted by the time the financial statements for that reporting period were issued; that is, the Company did not have the necessary information available, prepared, or analyzed to develop a reasonable estimate of the tax liability for this item (or evaluate how the Act would impact the Company’s existing accounting position to indefinitely reinvest unremitted foreign earnings). As a result, the Company did not include a provisional amount for this item in its financial statements that were issued during the reporting period in which the Act was enacted, but would do so in its future financial statements issued for subsequent reporting periods, beginning with the first reporting period falling within the measurement period by which the necessary information became available, prepared, or analyzed in order to develop the reasonable estimate and ending with the first reporting period within the measurement period in which the Company was able to obtain, prepare, and analyze the necessary information to complete the accounting under ASC 740.

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

Note 8. Subsequent Events

Management has evaluated events subsequent to February 28, 2018, through the date that these unaudited condensed consolidated financial statements are being filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Overview

The condensed consolidated financial statements comprise the accounts of EACO and its wholly-owned subsidiary, Bisco and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited.

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

Revenues derived from the Bisco and its subsidiary represent 100% of our total revenues and are expected to continue to represent all of the Company’s total revenues for the foreseeable future.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies for the three months ended February 28, 2018. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 as filed with the SEC on November 22, 2017.

Results of Operations

Comparison of the Three Months Ended February 28, 2018 and 2017

Revenues and Gross Profit ($ in thousands)

	Three Months Ended February 28,		$	%
	2018	2017	Change	Change

Revenues	$45,041	$37,284	$7,757	20.8%
Cost of revenues	32,592	26,713	5,879	22.0%
Gross margin	$12,449	$10,571	$1,878	17.8%
Percent of revenues	27.6%	28.4%		(0.8)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended February 28, 2018 (“Q2 2018”) as compared to the three months ended February 28, 2017 (“Q2 2017”) was largely due to a higher volume of product sales, increased sales department headcount over prior year quarter, and increased productivity from the Company’s employees. Revenues have also increased due to the Company focusing on relationship building programs with current and potential customers and vendors.

The gross margins in Q2 2018 decreased slightly by 0.8% when compared to Q2 2017. This decrease was primarily due to larger volume orders at lower margins and mix of products sold in Q2 2018. In Q2 2018, we sold a larger volume of miscellaneous products, which traditionally have produced lower margins for the Company. Increases in large individual orders are due to the Company focusing on relationship building with key customers and vendors and increased purchases from the military and aerospace industry.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended February 28,		$	%
	2018	2017	Change	Change
Selling, general and administrative expenses	$10,477	$9,310	$1,167	12.5%
Percent of revenues	23.3%	25.0%		(1.7)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2018 increased from Q2 2017 largely due to an increase in employee headcount, annual raises, and to a lesser extent, due to rent escalation in leased properties, increases in IT consulting fees, and depreciation expense. SG&A as a percent of revenue in Q2 2018 decreased from Q2 2017 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended February 28,		$	%
	2018	2017	Change	Change
Other income (expense):
Net gain (loss) on trading securities	$48	$(23)	$71	308.7%
Interest (expense), net	(130)	(31)	(99)	319.4%

Total other income (expense), net	$(82)	$(54)	$28	(51.9)%
Total other income (expense), net as a percent of revenues	(0.2)%	(0.1)%

Other income (expense), net primarily consists of income or losses on trading in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s debt obligations and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2018, the Company recognized a net gain of $48,000 as compared to a net loss of $23,000 in Q2 2017 in net realized and unrealized gains. The increase in trading securities gains in Q2 2018 was primarily due to timing of sales and purchases and general market climate of short and long positions during the year.

Interest and other expense increased in Q2 2018 compared to Q2 2017 due to an increase in the Company’s line of credit balance with Community Bank, an increase to the bank reference rate, and an increase in long-term debt, which was primarily related to the Company’s $5.4 million term loan from Community Bank obtained in connection with the Company’s acquisition of the Lakeview Property in May 2017.

Income Tax Provision ($ in thousands)

	Three Months Ended February 28,		$	%
	2018	2017	Change	Change

Income tax provision	$571	$459	$112	24.4%
Percent of pre-tax income	30.2%	38.0%		(7.8)%

The provision for income taxes increased by $112,000 in Q2 2018 over the prior year period. This increase was primarily due to higher taxable income in the current quarter as compared to the prior year period. The percent of pre-tax income decreased from 38.0% at Q2 2017 to 30.2% for Q2 2018. The decrease in the rate was primarily due to the Tax Cut and Jobs Act effective as of January 1, 2018, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and eliminating the domestic production activities deduction. See note 7.

Comparison of the Six Months Ended February 28, 2018 and 2017

Revenues and Gross Profit ($ in thousands)

	Six Months Ended February 28,		$	%
	2018	2017	Change	Change

Revenues	$87,212	$74,491	$12,721	17.1%
Cost of revenues	62,584	53,364	9,220	17.3

Gross profit	$24,628	$21,127	$3,501	16.6%
Percent of revenues	28.2%	28.4%		(0.2)%

The increase in revenues in the six months ended February 28, 2018 as compared to the six months ended February 28, 2017 was largely due to increased unit sales in the current period compared to the prior year period, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates. Further, the increase was due to a higher volume of product sales, and increased sales department headcount over the prior year period. Revenues have also increased due to the Company focusing on relationship building programs with current and potential customers and vendors and an increase in spending in the military and aerospace industry.

The gross margin as a percent of revenue remained relatively consistent with the prior year period, decreasing slightly by 0.2%. The decrease in gross margins in the six months ended February 28, 2018 as compared to the six months ended February 28, 2017 is primarily due to volume discounts and mix of products sold. Increases in large individual orders are due to the Company focusing on relationship building with key customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended February 28,		$	%
	2018	2017	Change	Change

Selling, general and administrative expenses	$20,817	$18,697	$2,120	11.3%
Percent of revenues	23.9%	25.1%		(1.2)%

SG&A in the six months ended February 28, 2018 increased from the prior year period largely due to an increase in annual employee wage raises, increase in employee headcount, and to a lesser extent, due to larger leased properties which had rent escalations. SG&A as a percent of revenue in Q2 2018 decreased from Q2 2017 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Six Months Ended February 28,		$	%
	2018	2017	Change	Change
Other income (expense):
Net gain (loss) on trading securities	$251	$(126)	$377	299.2%
Interest (expense), net	(231)	(35)	(196)	(560.0)%

Other income (expense), net	$20	$(161)	$181	112.4%
Other income (expense), net as a percent of revenues	0.0%	(0.2)%		0.2%

During the six months ended February 28, 2018, the Company recognized a net gain of $251,000 as compared to a net loss of $126,000 in the six months ended February 28, 2017 in net realized and unrealized gains. The increase in trading securities for the current six month period was primarily due to timing of sales and purchases and general market climate of short and long positions during the year.

Interest and other expense increased in the six months ended February 28, 2018 compared to the prior year period due to an increase in the Company’s line of credit balance with Community Bank, an increase to the bank reference rate, and an increase in long-term debt.

Income Tax Provision ($ in thousands)

	Six Months Ended February 28,		$	%
	2018	2017	Change	Change

Income tax provision	$1,317	$861	$456	53.0%
Percent of pre-tax income	34.4%	37.9%		(3.5)%

The provision for income taxes increased by $456,000 in the six month period ended February 28, 2018 over the prior year period. This was primarily the result of higher taxable net income in the current period as compared to the prior year period. The percent of pre-tax income decreased from 37.9% to 34.4% when comparing the six months ended February 28, 2017 to February 28, 2018. The decrease in the rate is due to an increase in deferred tax assets and permanent deductible expense items during the six months ended February 28, 2017. The decrease in the rate was primarily due to the Tax Cut and Jobs Act effective as of January 1, 2018, which enacted significant changes to U.S. tax and related laws.

Liquidity and Capital Resources

The Company has historically been funded from positive cash flow from its operations, as well as from borrowings under the Company’s line of credit. As of February 28, 2018 and August 31, 2017, the Company had approximately $3,286,000 and $3,870,000 of cash and cash equivalents, respectively. The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at the bank’s reference rate (4.5% at February 28, 2018 and 4.25% at August 31, 2017). Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement expires in March 2019. The amounts outstanding under this line of credit as of February 28, 2018 and August 31, 2017 were $8,485,000 and $6,967,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2018 and August 31, 2017, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank. The proceeds of the loan were used to purchase the Lakeview Property that houses the Company’s corporate headquarters and distribution center located in Anaheim, California. This loan is payable in 35 regular monthly payments of $27,142 and one irregular last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears interest at the bank’s reference rate (1.79% at February 28, 2018) plus 1.70%. At February 28, 2018, the outstanding balance of this loan was $5,297,000. EACO has entered into a commercial guaranty agreement, pursuant to which EACO is the guarantor of both Bisco’s $10,000,000 line of credit and the $5,400,000 loan.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with Community Bank in order to obtain a $100,000 of credit as security for the Company’s worker’s compensation requirements.

The Company also held $2,185,000 and $1,596,000 of marketable securities at February 28, 2018 and August 31, 2017, respectively, which could be sold, if needed.

Cash Flows from Operating Activities

Cash used by operating activities was $1,696,000 for the six months ended February 28, 2018 as compared with cash used in operations of $4,495,000 for the six months ended February 28, 2017. The current period cash used by operating activities was primarily due to the increase in trade accounts receivable, inventory, and prepaid inventory in the current period, which was largely related to increased revenues in the six months ended February 28, 2018. This was partially offset by an increase in net income and accounts payable in the current period. The prior year cash used in operating activities was primarily due to the pay down of accrued expenses and an increase in inventories.

Cash Flows from Investing Activities

Cash used in investing activities was $1,552,000 for the six months ended February 28, 2018 as compared with cash used in such activities of $686,000 for the six months ended February 28, 2017. The increase in investing activities in the current year period compared to the prior year period was primarily due to the Company’s increased purchase of equipment and leasehold improvements (which were primarily related to the Company’s new distribution center in Glendale, Illinois) and marketable securities in the six months ending February 28, 2018.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended February 28, 2018 was $2,597,000 as compared with cash provided of $5,423,000 for the six months ended February 28, 2017. The decrease in cash provided by financing activities comparing the current period to the prior year period is primarily due to larger borrowing of $4,016,000 on the Company’s line of credit and a larger bank overdraft for the period ended February 28, 2017. The increase in borrowing on the line of credit in prior year period was primarily due to an increase in purchasing of inventory.

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

Within the next two years, the Company plans to relocate its corporate headquarters and Anaheim distribution center to an 80,000 square foot facility in Anaheim, California that is owned by the Trust. The Company plans to enter into a new lease with the Trust in the near future concerning such facility.

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

Glen Ceiley, our Chairman and CEO, beneficially owns or controls approximately 97.9% of our outstanding voting stock. As a result, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

We have, from time to time, had material weaknesses in our internal controls over financial reporting due to a variety of issues, including, without limitation, deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Community Bank. The agreement is secured by substantially all of Bisco’s assets and is guaranteed by EACO. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit or the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

The unauthorized access to, or theft or destruction of, customer or employee personal, financial or other data or of our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

The protection of customer, employee and company data is critical to us. We are subject to laws relating to information security, privacy, cashless payments, consumer credit and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes. If we fail to comply with laws and regulations regarding privacy and security, we could be subject to significant fines, and become subject to investigations, litigation and the disruption of our operations.

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen. While we have not experienced a cyber attack, we are in the process of working with a third party vendor to assist us in safeguarding our systems and protecting the personal information of our customers, employees and vendors. We are still at an early stage in this analysis and may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties, and could damage our reputation and adversely impact our customers.

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

One of our primary growth strategies is to grow our business through the opening of sales offices in new geographic markets. Based on our analysis of demographics in the United States, Canada and Mexico, we currently estimate there is potential market opportunity in North America to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful in the near future, or at all. In addition, a particular local market’s ability to support a sales office may change because of a change due to competition or local economic conditions.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our cash and cash equivalents at February 28, 2018 was approximately $3.3 million. The total outstanding on our line of credit as of February 28, 2018 was approximately $8.5 million, which the line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable terms, on a timely basis or at all. The securities to be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of February 28, 2018, the number of shares held by non-affiliates of Mr. Ceiley is less than 150,000 shares. If Mr. Ceiley or any other shareholder sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

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

EACO CORPORATION
(Registrant)

Date: April 10, 2018	/s/ Glen Ceiley
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

