Form 10-Q
period 2018-05-31
EACO CORP
filed 2018-07-13
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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
Yes ☐ No ☒

As of July 9, 2018, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2018	2017	2018	2017
Revenues	$51,723	$40,282	$138,935	$114,773
Cost of revenues	36,647	28,759	99,231	82,123
Gross margin	15,076	11,523	39,704	32,650
Operating expenses:
Selling, general and administrative expenses	11,643	9,660	32,460	28,356
Income from operations	3,433	1,863	7,244	4,294

Other (expense) income:
Net (loss) gain on trading securities	(65)	303	186	177
Interest and other income (expense)	(122)	(40)	(353)	(76)
Other (expense) income, net	(187)	263	(167)	101
Income before income taxes	3,246	2,126	7,077	4,395
Provision for income taxes	993	848	2,310	1,709
Net income	2,253	1,278	4,767	2,686
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)
Net income attributable to common shareholders	$2,234	$1,259	$4,710	$2,629
Basic and diluted earnings per common share:	$0.46	$0.26	$0.97	$0.54
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

2

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net income	$2,253	$1,278	$4,767	$2,686
Other comprehensive gain (loss), net of tax:
Foreign translation gain (loss)	93	116	160	(3)
Total comprehensive income	$2,346	$1,394	$4,927	$2,683

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	May 31,	August 31,
	2018	2017*
ASSETS
Current Assets:
Cash and cash equivalents	$2,977	$3,870
Restricted cash, current	823	707
Trade accounts receivable, net	24,347	21,339
Inventory, net	29,471	26,487
Marketable securities, trading	2,678	1,596
Prepaid expenses and other current assets	1,858	452
Total current assets	62,154	54,451
Non-current Assets:
Property, equipment and leasehold improvements, net	9,927	9,256
Other assets	1,898	2,073
Total assets	$73,979	$65,780
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$16,614	$13,364
Accrued expenses and other current liabilities	4,822	4,545
Liability for short sales of trading securities	823	707
Current portion of long-term debt	145	139
Total current liabilities	22,404	18,755
Non-current Liabilities:
Long-term debt	11,822	12,193
Other non-current liabilities	51	–
Total liabilities	34,277	30,948
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	907	747
Retained earnings	26,367	21,657
Total shareholders’ equity	39,702	34,832
Total liabilities and shareholders’ equity	$73,979	$65,780

* Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2017 as filed with the U. S. Securities and Exchange Commission on November 22, 2017.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2018	2017
Operating activities:
Net income	$4,767	$2,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	752	550
Bad debt expense	70	61
Change in inventory reserve	157	7
Net gain on trading securities	(186)	(177)
(Increase) decrease in:
Trade accounts receivable	(3,078)	(413)
Inventory	(3,141)	(4,496)
Prepaid expenses and other assets	(1,231)	52
Increase (decrease) in:
Trade accounts payable	3,084	(981)
Accrued expenses and other liabilities	328	(1,986)
Net cash provided by (used in) operating activities	1,522	(4,697)
Investing activities:
Purchase of property, equipment and leasehold improvements	(1,423)	(8,306)
(Purchase) sale of marketable securities, trading	(896)	604
Net change in securities sold short	116	257
Change in restricted cash	(116)	(257)
Net cash used in investing activities	(2,319)	(7,702)
Financing activities:
(Payments) borrowings on revolving credit facility	(260)	6,515
Preferred dividend	(57)	(57)
Bank overdraft	166	1,073
Borrowings of long-term debt	-	5,400
Payments on long-term debt	(105)	-
Net cash (used in) provided by financing activities	(256)	12,931
Effect of foreign currency exchange rate changes on cash and cash equivalents	160	(3)
Net (decrease) increase in cash and cash equivalents	(893)	529
Cash and cash equivalents - beginning of period	3,870	4,878
Cash and cash equivalents - end of period	$2,977	$5,407
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,241	$2,833
Cash paid for interest	$375	$75

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

Note 1. Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”). Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 48 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 (“fiscal 2017”). The condensed consolidated balance sheet as of August 31, 2017 and related disclosures were derived from the audited consolidated financial statements as of August 31, 2017. Operating results for the three and nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at May 31, 2018 and August 31, 2017.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,377,000 and $1,220,000 at May 31, 2018 and August 31, 2017, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $823,000 and $707,000 at May 31, 2018 and August 31, 2017, respectively.

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

Earnings Per Common Share

Basic earnings per common share for the three and nine months ended May 31, 2018 and 2017 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange (monetary items) or translated at historical rates (nonmonetary items). Revenue and expenses are translated at the weighted-average exchange rates for the periods ended May 31, 2018 and 2017. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). The average exchange rates for the quarters ended May 31, 2018 and 2017 were $0.78 and $0.74, respectively. The average exchange rates of Canadian dollars to U.S. dollars for the nine months ended May 31, 2018 and 2017 were $0.79 and $0.75, respectively.

Concentrations

Net sales to customers outside the United States were approximately 9% of revenues for each of the nine months ended May 31, 2018 and 2017, and related accounts receivable were approximately 11% of total accounts receivable for each period at May 31, 2018 and 2017.

No single customer accounted for more than 10% of revenues for the three and nine months ended May 31, 2018 or 2017.

Significant Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. We will adopt this guidance during the first quarter of the fiscal year ending August 31, 2019 (“fiscal 2019”). The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have established a cross-functional team to assess the potential impact of the new revenue standard. The assessment process consists of reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and identifying appropriate changes to the business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. We are currently evaluating the potential impact on our business processes, systems, controls and our consolidated financial statements of the new revenue standard and do not anticipate significant changes to our statement of operations. Our assessment will be completed during fiscal 2019 at which time the method of adoption will be selected.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.” This guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. This guidance will require that inventory be stated at the lower of cost or net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. This guidance became effective for fiscal years beginning after December 15, 2016. The Company adopted this statement on September 1, 2017, and its impact on the results of operations and financial position did not have a material impact on the Company’s results of operations or financial position.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company is adopting the guidance of this standard effective September 1, 2018 for fiscal year ending August 31, 2019.

Note 3. Debt

The Company has a $10,000,000 line of credit agreement with Community Bank, N.A. Borrowings under this agreement bear interest at the bank’s reference rate (4.75% at May 31, 2018 and 4.25% at August 31, 2017). Borrowings are secured by substantially all assets of the Company and its subsidiaries. The credit agreement, expires in March 2019. The amounts outstanding under this line of credit as of May 31, 2018 and August 31, 2017 were $6,668,000 and $6,967,000, respectively. Availability under the line of credit was $3,332,000 and $3,033,000 at May 31, 2018 and August 31, 2017, respectively.

The line of credit agreement contains certain covenants, including the maintenance of certain financial ratios. As of May 31, 2018 and August 31, 2017, the Company was in compliance with all such financial covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank, N.A. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California (“Lakeview Property”). This loan is payable in 35 regular monthly payments of $27,142 and one last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears a variable interest rate that is 1.70% plus one year LIBOR updated based on one year LIBOR, no more than once in any 12 month period. At May 31, 2018 and August 31, 2017, the one year LIBOR was 1.79%. At May 31, 2018, the outstanding balance of this loan was $5,261,000.

The Company has also entered into a business loan agreement (and related $100,000 promissory note) with Community Bank N.A in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 4. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
EPS:
Net income	$2,253	$1,278	$4,767	$2,686
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$2,234	$1,259	$4,710	$2,629

Earnings per common share – basic and diluted	$0.46	$0.26	$0.97	$0.54

For the three and nine months ended May 31, 2018 and 2017, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 5. Related Party Transactions

The Company leases buildings under operating lease agreements from a grantor trust (the “Trust”) that is beneficially owned by the Company’s majority shareholder, who is also the Company’s Chairman and CEO. During the three months ended May 31, 2018 and 2017, the Company incurred approximately $68,000 and $120,000, respectively, of expense related to these leases.

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

During the three and nine months ended May 31, 2018, the Company recorded an income tax provision of $993,000 and $2,310,000, resulting in an effective tax rate of 30.6% and 32.6%, respectively. For the three and nine months ended May 31, 2017, the Company recorded income tax provision of $848,000 and $1,709,000 , resulting in an effective tax rate of 39.9% and 38.9%, respectively. The current period effective tax rate differs from the current statutory rate of 21% primarily due to the three and nine months ended May 31, 2018 and 2017 extending into both calendar years 2017 and 2018, creating a blended tax rate. The difference in the effective tax rate is also attributed to the valuation allowance against certain deferred tax assets, state income tax expenses and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and nine months ended May 31, 2018, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and nine months ended May 31, 2018, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118"), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. We recorded the effects of the Act using our best estimates and the information available to us through the date the financial statements were issued. However, our analysis is ongoing and as such, the income tax effects that we have recorded are provisional.

At May 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. We have not been able to make a reasonable estimate for the one-time transition tax. and continue to account for those items based on our existing accounting under ASC 740, “Income Taxes”. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $141,591, which is included as a component of income tax expense from continuing operations.

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

Note 8. Subsequent Events

Management has evaluated events subsequent to May 31, 2018 through the date that these unaudited condensed consolidated financial statements are being filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Overview

The condensed consolidated financial statements include the accounts of EACO and its wholly-owned subsidiary, Bisco, and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies for the three months ended May 31, 2018. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 as filed with the SEC on November 22, 2017.

Results of Operations

Comparison of the Three Months Ended May 31, 2018 and 2017

Revenues and Gross Profit ($ in thousands)

	Three Months Ended May 31,
	2018	2017	$ Change	% Change
Revenues	$51,723	$40,282	$11,441	28.4%
Cost of revenues	36,647	28,759	7,888	27.4%
Gross margin	$15,076	$11,523	$3,553	30.8%
Percent of revenues	29.1%	28.6%		0.5%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended May 31, 2018 (“Q3 2018”), as compared to the three months ended May 31, 2017 (“Q3 2017”), was largely due to a higher volume of product sales, increased sales department headcount over prior year quarter, and increased productivity from the Company’s employees. Revenues have also increased due to the Company focusing on relationship building programs with current and potential customers and vendors.

The gross margins in Q3 2018 increased slightly by 0.5% when compared to Q3 2017. This increase was primarily due to mix of products sold in Q3 2018 compared to Q3 2017 and gaining favorable margins through our supply chain management. Increases in the margins are also due to the Company focusing on relationship building with key customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended May 31,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$11,643	$9,660	$1,983	20.5%
Percent of revenues	22.5%	24.0%		(1.5)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees, including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q3 2018 increased from Q3 2017 largely due to an increase in employee headcount, annual raises, and to a lesser extent, due to rent escalation in leased properties, increases in IT consulting fees, and higher depreciation expense in the current quarter. SG&A as a percent of revenue in Q3 2018 decreased from Q3 2017 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended May 31,		$	%
	2018	2017	Change	Change
Other (expense) income:
Net (loss) gain on trading securities	$(65)	$303	$(368)	(121.5)%
Interest (expense), net	(122)	(40)	(82)	205.0%
Other (expense) income, net	$(187)	$263	$(450)	(171.1)%
Total other income (expense), net as a percent of revenues	(0.4)%	0.7%

Other (expense) income, net primarily consists of income or losses on trading in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s debt obligations, and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2018, the Company recognized a net loss of $65,000 as compared to a net gain of $303,000 in Q3 2017 in net realized and unrealized gains. The trading securities losses in Q3 2018 was primarily due to timing of sales and purchases and general market climate of short and long positions during the period.

Interest and other expense increased in Q3 2018 compared to Q3 2017 was primarily due to an increase in the Company’s line of credit balance with Community Bank, an increase in the bank reference rate, and an increase in long-term debt, which was primarily related to the Company’s $5.4 million term loan from Community Bank obtained in May 2017 in connection with the Company’s acquisition of the Lakeview Property.

Income Tax Provision ($ in thousands)

	Three Months Ended May 31,		$	%
	2018	2017	Change	Change
Income tax provision	$993	$848	$145	17.1%
Percent of pre-tax income	30.6%	39.9%		(9.3)%

The provision for income taxes increased by $145,000 in Q3 2018 over the prior year period. This increase was primarily due to higher taxable income in the current quarter as compared to the prior year period. The percent of pre-tax income decreased from 39.9% at Q3 2017 to 30.6% for Q3 2018. The decrease in the rate was primarily due to the Tax Cut and Jobs Act effective as of January 1, 2018, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and eliminating the domestic production activities deduction. See note 7.

Comparison of the Nine Months Ended May 31, 2018 and 2017

Revenues and Gross Profit ($ in thousands)

	Nine Months Ended May 31,
	2018	2017	$ Change	% Change
Revenues	$138,935	$114,773	$24,162	21.1%
Cost of revenues	99,231	82,123	17,108	20.8

Gross profit	$39,704	$32,650	$7,054	21.6%
Percent of revenues	28.6%	28.4%		0.2%

The increase in revenues in the nine months ended May 31, 2018 as compared to the nine months ended May 31, 2017 was largely due to higher unit sales in the current period compared to the prior year period, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates. Further, the increase was due to a higher volume of product sales, and increased sales department headcount over the prior year period. Revenues have also increased due to the Company focusing on relationship building programs with current and potential customers and vendors and an increase in spending in the military and aerospace industry.

The gross margin as a percent of revenue remained relatively consistent with the prior year period, increasing slightly by 0.2%. The increase in gross margins in the nine months ended May 31, 2018 as compared to the nine months ended May 31, 2017 is primarily due to mix of products sold.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended May 31,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$32,460	$28,356	$4,104	14.5%
Percent of revenues	23.4%	24.7%		(1.3)%

SG&A in the nine months ended May 31, 2018 increased from the prior year period largely due to an increase in annual employee wage raises, increase in employee headcount, and to a lesser extent, due to larger leased properties which had rent escalations. SG&A as a percent of revenue in Q3 2018 decreased from Q3 2017 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Nine Months Ended May 31,
	2018	2017	$ Change	% Change
Other income (expense):
Net gain on trading securities	$186	$177	$9	5.1%
Interest (expense), net	(353)	(76)	(277)	364.5%

Other (expense) income, net	$(167)	$101	$(66)	(65.3)%
Other (expense) income, net as a percent of revenues	(0.1)%	0.0%		(0.1)%

During the nine months ended May 31, 2018, the Company recognized a net gain of $186,000 as compared to a net gain of $177,000 in the nine months ended May 31, 2017 in net realized and unrealized gains. The increase in trading securities for the current nine month period was primarily due to timing of sales and purchases and general market climate of short and long positions during the year.

Interest and other expense increased in the nine months ended May 31, 2018 compared to the prior year period due to an increase in the Company’s line of credit balance with Community Bank, an increase to the bank reference rate for the line of credit, and an increase in long-term debt related to the Lakeview Property, which was not purchased until May of 2017.

Income Tax Provision ($ in thousands)

	Nine Months Ended May 31,
	2018	2017	$ Change	% Change
Income tax provision	$2,310	$1,709	$601	35.2%
Percent of pre-tax income	32.6%	38.9%		(6.3)%

The provision for income taxes increased by $601,000 in the nine month period ended May 31, 2018 over the prior year period. This was primarily the result of higher taxable net income in the current period as compared to the prior year period, which was offset in part by a reduction in the corporate tax rate. The percent of pre-tax income decreased from 38.9% to 32.6% when comparing the nine months ended May 31, 2017 to May 31, 2018. The decrease in the rate was primarily due to the Tax Cut and Jobs Act effective as of January 1, 2018, which enacted significant changes to U.S. tax and related laws. Further, the decrease in the rate is due to an increase in deferred tax assets and permanent deductible expense items during the nine months ended May 31, 2018.

Liquidity and Capital Resources

The Company has historically been funded from positive cash flow from its operations, as well as from borrowings under the Company’s line of credit. As of May 31, 2018 and August 31, 2017, the Company had approximately $2,977,000 and $3,870,000 of cash and cash equivalents, respectively. The Company has a $10,000,000 line of credit agreement with Community Bank. Borrowings under this agreement bear interest at the bank’s reference rate (4.75% at May 31, 2018 and 4.25% at August 31, 2017). Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement expires in March 2019. The amounts outstanding under this line of credit as of May 31, 2018 and August 31, 2017 were $6,668,000 and $6,967,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2018 and August 31, 2017, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank. The proceeds of the loan were used to purchase the Lakeview Property that houses the Company’s corporate headquarters and distribution center located in Anaheim, California. This loan is payable in 35 regular monthly payments of $27,142 and one irregular last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears interest at one year LIBOR (1.79% at May 31, 2018) plus 1.70%. At May 31, 2018, the outstanding balance of this loan was $5,261,000. EACO has entered into a commercial guaranty agreement, pursuant to which EACO is the guarantor of both Bisco’s $10,000,000 line of credit and the $5,400,000 loan.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with Community Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

The Company also held $2,678,000 and $1,596,000 of marketable securities at May 31, 2018 and August 31, 2017, respectively, which could be sold, if needed.

Cash Flows from Operating Activities

Cash provided by operating activities was $1,522,000 for the nine months ended May 31, 2018 as compared with cash used in operations of $4,697,000 for the nine months ended May 31, 2017. The current period cash provided by operating activities was primarily due to the increase in both net income and trade accounts payable, which was largely related to increased revenues in the nine months ended May 31, 2018. This was partially offset by increases in trade accounts receivable, inventory, and prepaid inventory in the current period. The prior year cash used in operating activities was primarily due to the pay down of accrued expenses and an increase in inventories.

Cash Flows from Investing Activities

Cash used in investing activities was $2,319,000 for the nine months ended May 31, 2018 as compared with cash used in such activities of $7,702,000 for the nine months ended May 31, 2017. The decrease in cash used in investing activities in the current year period compared to the prior year period was primarily due to the Company purchasing the Lakeview Property during the nine months ending May 31, 2017.

Cash Flows from Financing Activities

Cash used by financing activities for the nine months ended May 31, 2018 was $256,000 as compared with cash provided by financing activities of $12,931,000 for the nine months ended May 31, 2017. The decrease in cash provided by financing activities in the current year period as compared to the prior year period is primarily due to larger borrowings of $6,515,000 on the Company’s line of credit and borrowings of long-term debt of $5,400,000 used to purchase the Lakeview Property during the period ended May 31, 2017.

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

Within the next two years, the Company plans to relocate its corporate headquarters and Anaheim distribution center to an 80,000 square foot facility in Anaheim, California that is owned by the Trust. The Company has not executed a lease for such facility, however p lans to enter into a new lease with the Trust in the near future.

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

As a result of the continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Sales of our products are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, any significant weakening of economic conditions on a global scale has in the past caused and may in the future cause some of our customers to experience a slowdown, which could adversely effect our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

The Company’s Chairman and CEO holds almost all of our voting stock and can control the election of directors and significant corporate actions.

As of June 30, 2018, Glen Ceiley, our Chairman and CEO, beneficially owned or controled approximately 97.9% of our outstanding voting stock. As a result, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

We do not have long-term supply agreements or guaranteed price or delivery arrangements with the majority of our suppliers.

In most cases, we have no guaranteed price or delivery arrangements with our suppliers. Consequently we may experience inventory shortages on certain products. Furthermore, our industry occasionally experiences significant product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply products as needed. We cannot assure you that our suppliers will maintain an adequate supply of products to fulfill our orders on a timely basis, at a recoverable cost, or at all, or that we will be able to obtain particular products on favorable terms or at all. Additionally, we cannot assure you that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales, harm our reputation and negatively affect our operating results.

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

Bisco has historically supplemented its capital resources from cash generated by trading in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead, and has led, to significant losses based on market conditions and trends. We may continue to incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

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

The market for our products and services is very competitive. We compete for customers with other distributors, who sell similar or something identical products, as well as with many of our suppliers. A failure to maintain and enhance our competitive position could adversely affect our business and prospects. Furthermore, our efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability. Some of our competitors may have greater financial, personnel, capacity and other resources or a more extensive customer base than we do.

Our strategy of expanding into new geographic areas could be costly.

One of our primary growth strategies is to grow our business through the opening of sales offices in new geographic markets. This strategy requires continued investment, both financially as well as management’s efforts to get the new offices operational and profitable. Based on our analysis of demographics in the United States, Canada and Mexico, we currently estimate there is potential market opportunity in North America to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful or profitable in the near future, or at all. In addition, a particular local market’s ability to support a sales office may change because of a change due to competition or local economic conditions.

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

Costs of raw materials used in our products and energy costs have been rising during the last several years, which has resulted in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The shipping costs for our products have risen as well and may continue to rise. While we typically try to pass increased supplier prices and shipping costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins and could make our products less competitive, either of which could adversely impact our margins and results of operations.

We may not have adequate or cost-effective liquidity or capital resources.

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our cash and cash equivalents at May 31, 2018 was approximately $3.0 million. The total outstanding on our line of credit as of May 31, 2018 was approximately $6.7 million, which the line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable terms, on a timely basis or at all. The securities to be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of May 31, 2018, the number of shares held by non-affiliates of Mr. Ceiley was less than 150,000 shares. If Mr. Ceiley or any other shareholder sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

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

EACO CORPORATION
(Registrant)

Date: July 13, 2018	/s/ Glen Ceiley
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

