Form 10-K
period 2018-08-31
EACO CORP
filed 2018-11-28
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  001-14311

EACO CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	59-2597349 (I.R.S. Employer Identification No.)

1500 North Lakeview Loop, Anaheim, California 92807 (Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (714) 876-2490

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed third fiscal quarter (based upon the closing sale price of the common stock on that date) was approximately $1,732,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of November 21, 2018, 4,861,590 shares of the registrant’s common stock were outstanding.

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

EACO, Bisco and Bisco Industries Limited are collectively referred to herein as the “Company,” “we,” “us” and “our.”

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2018, Bisco had more than 10,000 active customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the fiscal year ended August 31, 2018. For each of the fiscal years ended August 31, 2018 and 2017 (“fiscal 2018” and “fiscal 2017,” respectively), Bisco’s top 20 customers represented in the aggregate approximately 15% of Bisco’s revenues in fiscal 2018 and fiscal 2017.

Bisco generally sells its products through its sales representatives in its 48 sales offices located in the United States and Canada. Customers can also place orders through Bisco’s website. Bisco currently maintains seven distribution centers located in Anaheim and San Jose, California; Dallas, Texas; Chicago, Illinois; Boston, Massachusetts; Atlanta, Georgia; and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s salespersons with online, real-time data regarding inventory levels throughout Bisco and facilitates control of purchasing, shipping and billing. Bisco generally ships products to customers from one of its seven distribution centers, based on the geographic proximity and the availability of the ordered products.

Bisco sells its products primarily in the United States and Canada. Bisco’s international sales represented 8.6% and 8.9% of its sales in fiscal 2018 and fiscal 2017. Sales to customers in Canada accounted for approximately 42% and 41% of such international sales in fiscal 2018 and fiscal 2017, respectively.

Suppliers

As of August 31, 2018, Bisco offered products from over 260 manufacturers. The authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does perform kitting and packaging of existing products for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2018 or fiscal 2017.

Employees

As of August 31, 2018, the Company had 464 full-time employees. 301 of these employees were in sales and marketing and 163 were in management, administration and finance.

Item 1A.  Risk Factors

Our business is subject to a number of risks, some of which are discussed below. The risk factors discussed in this section should be considered together with information included elsewhere in this Annual Report on Form 10-K and should not be considered the only risks to which the Company is exposed. If any of the risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price for shares of our common stock may decline, and you could lose all or part of your investment.

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

Glen Ceiley, our Chairman and CEO, owns or controls approximately 97% of our outstanding voting stock. As such, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including the election of the Board of Directors and significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. During Fiscal 2018, the Company did not open any new geographical sales locations, but did relocate existing locations to larger office locations within its original region and expanded sales headcount. Given the recent economic slowdown, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our net cash provided by operations for fiscal 2018 was approximately $4.9 million. The total outstanding on our line of credit as of August 31, 2018 was approximately $3.1 million, which line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable terms, on a timely basis or at all. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any sales is generally low. As of August 31, 2018, the number of shares held by non-affiliates of Mr. Ceiley is less than 200,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For fiscal 2018 and fiscal 2017, we spent $380,000 and $243,000 on advertising, respectively.

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

Item 2.  Properties

We have 48 sales offices and seven distribution centers located throughout the United States and in Canada. Our corporate headquarters and one of our primary distribution centers is located at 1500 North Lakeview Loop in Anaheim, California (“Lakeview Property”) and is approximately 40,000 square feet of office and warehouse space. On May 19, 2017, the Company purchased the Lakeview Property from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder. All of our other properties are leased, consisting of office and warehouse space, under leases generally having a term of three years. For additional information regarding our obligations under property leases, see Note 8 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. The Company plans to relocate its corporate headquarters and Anaheim distribution center to a new facility in Anaheim owned by the Trust within the next two years due to expected growth of the Company and Bisco plans to enter into a lease with the Trust for such facility.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is quoted on the OTCQB operated by the OTC Markets Group Inc., and previously on the OTC Bulletin Board, under the trading symbol “EACO”; however, there is no established public trading market for the Company’s common stock.   The closing sale price of the Company’s common stock on November 21, 2018, the most recent date on which a sale of our shares occurred, was $12.80 per share.

The quarterly high and low bid information of the Company’s common stock as quoted on such over-the-counter markets are set forth below.

	High	Low
Year Ended August 31, 2017
Quarter ended November 30, 2016	6.90	5.96
Quarter ended February 28, 2017	8.74	6.61
Quarter ended May 31, 2017	8.24	7.25
Quarter ended August 31, 2017	8.74	5.30

Year Ended August 31, 2018
Quarter ended November 30, 2017	7.24	6.32
Quarter ended February 28, 2018	9.25	6.32
Quarter ended May 31, 2018	14.00	8.32
Quarter ended August 31, 2018	14.54	9.22

As of August 31, 2018, the Company had no equity compensation plans. The Company did not grant or issue any unregistered shares of common stock during the fiscal 2018.  The Company did not repurchase any of its own common stock during fiscal 2018.

As of November 21, 2018, the Company had 215 shareholders of record.

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

Inventory Reserves

The Company’s inventory reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company. The Company’s methodology for estimating these reserves is evaluated for factors that could require changes to the reserves including significant changes in product demand, market conditions, condition of the inventory or net realizable value. If business or economic conditions change, the Company’s estimates and assumptions may be adjusted as deemed appropriate.

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2018 and 2017

Revenues and Gross Margin (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2018	2017	Change	Change
Revenues	$193,284	$156,954	$36,330	23.1%
Cost of revenues	138,255	112,184	26,071	23.2%
Gross margin	$55,029	44,770	$10,259	22.9%
Percent of revenues	28.5%	28.5%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in fiscal 2018 compared to fiscal 2017 was largely due to a higher volume of product sales, strategically increased head count of sales employees, and increased productivity from the Company’s employees. Revenues have also increased due in part to the Company’s purchase of a broader range of inventory in the current year and the Company’s focus on relationship building programs with current and potential customers and vendors. The gross margins in fiscal 2018 remained consistent with the gross margins achieved in fiscal 2017.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2018	2017	Change	Change
Selling, general and administrative expenses	$44,705	$38,455	$6,250	16.3%
Percent of revenues	23.1%	24.5%		(1.4)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and advertising costs. SG&A in fiscal 2018 increased from fiscal 2017 largely due to higher bonuses related to the higher sales in fiscal 2018, as well as annual raises in employee salaries, an increase in the number of sales and administrative employees from 407 employees in fiscal 2017 to 464 employees in fiscal 2018. SG&A also increased due to rent increases in fiscal 2018 related to facility leases, and higher depreciation expense. SG&A as a percent of revenue in fiscal 2018 decreased from fiscal 2017 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Years Ended August 31		$	%
	2018	2017	Change	Change
Other income (expense):
Realized (loss) profit on sales of marketable trading securities	$(18)	$71	$(89)	(125.4)%
Unrealized gain on marketable trading securities	291	137	154	112.4%
Interest and other (expense), net	(477)	(181)	(296)	(163.5)%
Other (expense) income, net	$(204)	$27	$(231)	(855.6)%
Other (expense) income, net as a percent of revenues	0.1%	0.0%

Other income (expense) includes income or losses on investments in short-term marketable equity securities of other publicly-held domestic corporations, and interest expense. The Company’s investment strategy consists of both long and short positions, as well as utilizing options to improve return. The Company experienced net realized and unrealized gain from trading securities of approximately $273,000 during fiscal 2018 and $208,000 during fiscal 2017. The increase in trading securities gains in fiscal 2018 was primarily due to timing and general market climate of short positions at the year end.

Interest and other expense increased in fiscal 2018 compared to fiscal 2017 due to the Company incurring a full year of mortgage interest expense in the current year, which was related to the acquisition of the Lakeview Property in May 2017. See Note 4 of Notes to Consolidated Financial Statements.

Income Tax Provision (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2018	2017	Change	Change
Provision for income taxes	$3,171	$2,291	$880	38.4%
Percent of pre-tax income	31.3%	36.1%		(4.8)%

The provision for income taxes increased by $880,000 in fiscal 2018 compared to fiscal 2017, which was primarily a result of higher estimated taxable income in fiscal 2018 as compared to fiscal 2017. The income tax provision as a percent of pre-tax net income decreased by 4.8% in fiscal 2018 compared to fiscal 2017, which was primarily due to the Tax Cut and Jobs Act, which became effective as of January 1, 2018, and enacted significant changes to U.S. tax and related laws. Furthermore, the decrease in the rate was due to an increase in deferred tax assets and permanent deductible expense items during fiscal 2018. The income tax provision rate is different from the effective tax rate due to applying the federal blended and statutory corporate rates of 25.4% for 2018 and 34% for 2017 to the pre-tax income from continuing operations and applying the blended state corporate tax rates.

Liquidity and Capital Resources

The Company has historically been funded from positive cash flow from its operations. As of August 31, 2018 and 2017, the Company held approximately $2,705,000 and $3,870,000 of unrestricted cash and cash equivalents, respectively.

In addition, the Company currently has a $10,000,000 line of credit agreement with Community Bank, N.A. (the “Bank”), which Bank was recently acquired by CVB Financial Corp., the parent company of Citizens Business Bank. On July 24, 2018, the Company entered into a Change in Terms Agreement dated July 12, 2018 with the Bank (the “Amendment”). The Amendment modifies the Company’s $10,000,000 line of credit between the Company and the Bank to: (i) extend the expiration date of the line of credit under the agreement from March 1, 2019 to August 20, 2020; (ii) reduce the default variable interest index rate by .500% (Wall Street Journal Prime Rate less .500%); and (iii) add the following two other interest rate options that Bisco may select subject to the requirements in the Amendment provided that the Company is not in default under the Agreement: (A) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; or (B) the One (1) Year Libor plus a margin of 1.550%, as more fully described in the Amendment. The Agreement contains financial and other covenants that have not been modified by the Amendment. Borrowings under this line of credit agreement bear interest at the Bank’s reference rate (5.0% at August 31, 2018 and 4.25% at August 31, 2017) and are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of August 31, 2018 and 2017 were $3,113,000 and $6,967,000, respectively. The line of credit agreement also contains certain non-financial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2018 and, 2017, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 term loan agreement with the Bank. The proceeds of the loan were used to purchase the building that houses the Company’s existing corporate headquarters and distribution center located in Anaheim, California. This loan is payable in 35 regular monthly payments of $27,142 and one irregular last payment of $5,001,607 due on the maturity of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears interest at the Bank’s reference rate (1.79% at May 31, 2017) plus 1.70%. At August 31, 2018, the outstanding balance of this loan was $5,237,000. EACO has entered into a commercial guaranty agreement, pursuant to which EACO is the guarantor of the $5,400,000 loan.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 of credit as security for the Company’s worker’s compensation requirements.

The Company plans to move its corporate headquarters within the next two years to a significantly larger facility owned by the Trust in Anaheim, California. In preparation for this move, the Company expects to incur higher capital expenses of approximately $2 million to $4 million during the next two years for capital costs for tenant improvement to modify this facility to meet the Company’s requirements.

The Company also held $2,846,000 and $1,596,000 of marketable securities at August 31, 2018 and 2017, respectively, which could be liquidated, if necessary.

Cash Flows from Operating Activities

During fiscal 2018, the Company provided $4,952,000 in net cash from its operating activities. This was due primarily to higher net income in fiscal 2018 of $6,949,000 and also an increase in trade accounts payables and accrued expenses of $4,009,000 and $2,895,000, respectively. Increases in the trade accounts payables and accrued expenses were due to increased employee headcount and operational expenses.

During fiscal 2017, the Company used $4,477,000 in net cash from its operating activities. This was due primarily to an increase in inventory of $5,346,000 to support our higher sales, an increase in trade accounts receivable of $2,638,000 and a decrease to accrued expenses of $1,027,000. The higher cash flows used in operating activities were offset in part by the net income in fiscal 2017 of $4,051,000.

Cash Flows from Investing Activities

Cash used in investing activities was $2,558,000 for fiscal 2018. This was primarily due to the purchase of equipment and leasehold improvements of $1,600,000 in fiscal 2018, which were largely related to the relocation of the Company’s Chicago sales and distribution center as well as IT equipment upgrades and replacements during fiscal 2018 to accommodate recent growth, The increase in cash flow used in investing activities in fiscal 2018 also reflects the purchases in fiscal 2018 of marketable securities of $977,000, and net change in securities sold short of $226,000.

Cash used in investing activities was $9,475,000 for fiscal 2017. This was primarily due to the purchase of the Lakeview Property and equipment for $8,646,000, purchases of marketable securities of $848,000, and net change in securities sold short of $718,000.

Cash Flows from Financing Activities

Cash used in financing activities for fiscal 2018 was $3,740,000, which was primarily due to payments of $3,853,000 in fiscal 2018 to repay in part the line of credit with our Bank.

Cash generated from financing activities for fiscal 2017 was $12,927,000, which was primarily due to higher borrowings under our Bank line of credit of $6,967,000 in fiscal 2017 and borrowings on long-term debt incurred by Bisco in the amount of $5,400,000 to purchase the Lakeview Property in May 2017.

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

Item 8.  Financial Statements and Supplementary Data

EACO CORPORATION
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of EACO Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EACO Corporation and its subsidiaries (the Company) as of August 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company's auditor since 2005.

Newport Beach, California
November 27, 2018

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$2,705	$3,870
Restricted cash	933	707
Trade accounts receivable, net	26,277	21,339
Inventory, net	30,531	26,487
Marketable securities, trading	2,846	1,596
Prepaid expenses and other current assets	1,590	452
Total current assets	64,882	54,451
Non-current Assets:
Property, equipment and leasehold improvements, net	9,847	9,256
Other assets	1,570	2,073
Total assets	$76,299	$65,780
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$17,678	$13,364
Accrued expenses and other current liabilities	7,452	4,545
Liability for short sales of trading securities	933	707
Current portion of long-term debt	146	139
Total current liabilities	26,209	18,755
Non-current Liabilities:
Long-term debt	8,204	12,193
Total liabilities	34,413	30,948
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	928	747
Retained earnings	28,530	21,657
Total shareholders’ equity	41,886	34,832
Total liabilities and shareholders’ equity	$76,299	$65,780

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended August 31,
	2018	2017
Revenues	$193,284	$156,954
Cost of revenues	138,255	112,184
Gross margin	55,029	44,770
Operating expenses:
Selling, general and administrative expenses	44,705	38,455
Income from operations	10,324	6,315

Other (expense) income:
Net gain on trading securities	273	208
Interest and other expense	(477)	(181)
Other (expense) income, net	(204)	27
Income before income taxes	10,120	6,342
Provision for income taxes	3,171	2,291
Net income	6,949	4,051
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$6,873	$3,975
Basic and diluted earnings per common share:	$1.41	$0.82
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

 See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended August 31,
	2018	2017
Net income	$6,949	$4,051
Other comprehensive income, net of tax
Foreign translation gain	181	17
Total comprehensive income	$7,130	$4,068

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2018 and 2017

(in thousands, except share information)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2016	36,000	$1	4,861,590	$49	$12,378	$730	$17,682	$30,840
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation gain	—	—	—	—	—	17	—	17
Net income	—	—	—	—	—	—	4,051	4,051
Balance, August 31, 2017	36,000	$1	4,861,590	$49	$12,378	$747	$21,657	$34,832
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation gain	—	—	—	—	—	181	—	181
Net income	—	—	—	—	—	—	6,949	6,949
Balance, August 31, 2018	36,000	$1	4,861,590	$49	$12,378	$928	$28,530	$41,886

See accompanying notes to consolidated financial statements

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended August 31,
	2018	2017
Operating activities:
Net income	$6,949	$4,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,009	785
Bad debt expense	106	96
Change in inventory reserve	(156)	87
Net gain on trading securities	(273)	(208)
(Increase) decrease in:
Trade accounts receivable	(5,044)	(2,638)
Inventory	(3,888)	(5,346)
Prepaid expenses and other assets	(655)	(247)
Increase (decrease) in:
Trade accounts payable	4,009	(30)
Accrued expenses and other current liabilities	2,895	(1,027)
Net cash provided by (used in) operating activities	4,952	(4,477)
Investing activities:
Purchase of property, equipment, and leasehold improvements	(1,600)	(8,646)
Purchase of marketable securities, trading	(977)	(848)
Net change in liabilities for short sales of trading securities	226	(718)
Change in restricted cash	(207)	737
Net cash used in investing activities	(2,558)	(9,475)
Financing activities:
(Payments) borrowings on revolving credit facility	(3,853)	6,967
Repayments on long-term debt	(128)	(35)
Preferred stock dividend	(76)	(76)
Bank overdraft	317	671
Borrowings on long-term debt	-	5,400
Net cash (used in) provided by financing activities	(3,740)	12,927
Effect of foreign currency exchange rate changes on cash and cash equivalents	181	17
Net decrease in cash and cash equivalents	(1,165)	(1,008)
Cash and cash equivalents - beginning of period	3,870	4,878
Cash and cash equivalents - end of period	$2,705	$3,870
Supplemental disclosures of cash flow information:
Cash paid for interest	$466	$182
Cash paid for income taxes	$2,055	$2,833

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was approximately $111,000 at August 31, 2018 and 2017.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of approximately $1,376,000 and $1,220,000 at August 31, 2018 and 2017, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization expense is determined using the straight-line method over the estimated useful lives of the assets.  Depreciation on buildings is thirty five years and five to seven years for furniture, fixtures and equipment. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term, whichever is less. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or disposition of the asset, the cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in earnings.

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

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of August 31, 2018 and 2017, the Company’s total obligation for securities sold, but not yet purchased was approximately $933,000 and $707,000, respectively. Restricted cash to collateralize the Company’s obligation for short sales was $933,000 and $707,000 at August 31, 2018 and 2017, respectively.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of revenues, and were approximately $3,293,000 and $2,760,000 for the years ended August 31, 2018 and 2017, respectively.

Advertising Costs

Advertising costs are expensed as incurred. For fiscal 2018 and fiscal 2017, the Company spent approximately $403,000 and $243,000 on advertising, respectively.

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits.  The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses which are unpaid as of the balance sheet dates.  The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when realization is reasonably assured. The outstanding liability for worker’s compensation at year end is not significant and is included in accrued expenses and other current liabilities at August 31, 2018 and 2017.

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

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2018 and 2017 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at August 31, 2018 and 2017. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2018 and 2017 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars at August 31, 2018 and 2017 was $0.77 and $0.82, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. Revenue and expenses are transacted at the average exchange rates for the years ended August 31, 2018 and 2017. The average exchange rates for the years ended August 31, 2018 and 2017 were $0.79 and $0.76 respectively. The percentage of total assets held outside the United States, in Canada, was 4% as of August 31, 2018 and 2017. All foreign sales excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

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

Net sales to customers outside the United States and related trade accounts receivable were approximately 9% and 11% respectively at August 31, 2018, and 9% for both at August 31, 2017. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2018 or 2017.

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended August 31,
	2018	2017
U.S.	91%	91%
Canada	4%	4%
Other	5%	5%
Total	100%	100%

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

During the years ended August 31, 2018 and 2017, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

Significant Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”. The guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. The guidance will require that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. The guidance becomes effective for fiscal years beginning after December 15, 2016. The guidance became effective for the Company beginning September 1, 2017 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively “new revenue standard”). The core principle of the ASU, among other changes, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has elected the modified retrospective method and will adopt the new revenue guidance effective September 1, 2018, with an immaterial impact to the opening retained earnings.

We have completed our contracts assessment under the new revenue recognition standard and determined that our current revenue recognition accounting is consistent with the new standard, whereby revenue is recognized primarily on the date products are shipped to, or picked up by, the customer. The ASU requires expanded qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, significant judgments and accounting policy. Adoption of the new standard will not have an ongoing material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance to the August 31, 2017 consolidated balance sheet.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company has elected to adopt the new cash flow guidance effective September 1, 2018, with an immaterial impact to the statements of cash flows.

Note 3. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are summarized as follows:

	August 31,
	2018	2017
Machinery and equipment	$7,903,000	$7,154,000
Furniture and fixtures	1,013,000	898,000
Vehicles	155,000	155,000
Leasehold improvements	2,495,000	1,756,000
Land	1,717,000	1,717,000
Building	5,490,000	5,490,000
	18,773,000	17,170,000
Less: accumulated depreciation and amortization	(8,926,000)	(7,914,000)
	$9,847,000	$9,256,000

On May 19, 2017, the Company purchased the Lakeview Property from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The total purchase price of the Lakeview Property was $7,200,000, which was the market price at the time of purchase supported by an independent appraiser. The purchase of the property was financed through borrowings on the line of credit of $1,800,000 and a term loan with Community Bank, N.A. (“Community Bank”). See Note 4.

For the years ended August 31, 2018 and 2017, depreciation and amortization expense was $1,009,000 and $785,000, respectively.

Note 4. Long-Term Debt

The Company currently has a $10,000,000 line of credit agreement with the Bank. This line of credit was originally held with Community Bank, N.A. (the “Bank”), which Bank was recently acquired by CVB Financial Corp., the parent company of Citizens Business Bank. On July 24, 2018, the Company entered into a Change in Terms Agreement dated July 12, 2018 with the Bank (the “Amendment”). The Amendment modifies the Company’s $10,000,000 line of credit between the Company and the Bank to: (i) extend the expiration date of the line of credit under the agreement from March 1, 2019 to August 20, 2020; (ii) reduce the default variable interest index rate by .500% (Wall Street Journal Prime Rate less .500%); and (iii) add the following two other interest rate options that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): (A) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; or (B) the One (1) Year Libor plus a margin of 1.550%, as more fully described in the Amendment. The line of credit agreement contains financial and other covenants that have not been modified by the Amendment. Borrowings under this agreement bear interest at the bank’s reference rate (4.50% at August 31, 2018 and 4.25% at August 31, 2017). Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of August 31, 2018 and 2017 were $3,113,000 and $6,967,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2018 and 2017, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California. This loan is payable in 35 regular monthly payments of $27,142 and one irregular last payment of $5,001,607 due on the maturity of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears interest at the bank’s reference rate (1.79% at May 31, 2017) plus 1.70%. At August 31, 2018, the outstanding balance of this loan was $5,237,000. EACO has entered into a commercial guaranty agreement, pursuant to which EACO is the guarantor for the $5,400,000 loan. The Company’s future principal loan payments for the Fiscal years ending August 31, 2019 and August 31, 2020 are approximately $146,000 and $5,091,000, respectively.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5. Shareholders’ Equity

Earnings Per Common Share (“EPS”)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	Years Ended August 31,
(In thousands, except per share information)	2018	2017
EPS – basic and diluted:
Net income	$6,949	$4,051
Less: cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders for basic and diluted EPS computation	6,873	3,975
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings per common share – basic and diluted	$1.41	$0.82

For the years ended August 31, 2018 and 2017, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Preferred Stock

The Company’s Board of Directors is authorized to establish the various rights and preferences for the Company's preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares of its Series A cumulative convertible preferred stock (the “Preferred Stock”) to the Company’s CEO, with an 8.5% dividend rate at a price of $25 per share for a total cash purchase price of $900,000.  The holders of the Preferred Stock have the right at any time to convert the Preferred Stock and accrued but unpaid dividends into shares of the Company’s common stock at the conversion price of $22.50 per share.  In the event of a liquidation or dissolution of the Company, the holder of the Preferred Stock is entitled to be paid out of the assets of the Company available for distribution to shareholders at $25.00 per share plus all unpaid dividends before any payments are made to the holders of common stock.

Note 6. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) plan”) for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under this plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $282,000 and $236,000 for the years ended August 31, 2018 and 2017, respectively.

Note 7. Income Taxes

The following summarizes the Company’s provision for income taxes on income from operations:

	Years Ended August 31,
	2018	2017
Current:
Federal	$2,249,000	$2,142,000
State	660,000	119,000
Foreign	(35,000)	(32,000)
	2,874,000	2,229,000
Deferred:
Federal	401,000	(88,000)
State	(82,000)	32,000
Foreign	(22,000)	118,000
	297,000	62,000
Total	$3,171,000	$2,291,000

Income taxes for the years ended August 31, 2018 and 2017 differ from the amounts computed by applying the federal blended and statutory corporate rates of 25.4% for 2018 and 34% for 2017 to the pre-tax income from continuing operations. The differences are reconciled as follows:

	Years Ended August 31,
	2018	2017
Current:
Expected income tax benefit at statutory rate	$2,601,000	$2,112,000
Increase (decrease) in taxes due to:
State tax, net of federal benefit	546,000	297,000
Permanent differences	28,000	25,000
Change in deferred tax asset valuation allowance	1,000	(4,000)
Other, net	(5,000)	(139,000)
Income tax expense	$3,171,000	$2,291,000

The components of deferred taxes at August 31, 2018 and 2017 are summarized below:

	August 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss	$508,000	$508,000
Allowance for doubtful accounts	(5,000)	3,000
Accrued expenses	209,000	395,000
Accrued workers’ compensation	7,000	18,000
Inventory reserves	708,000	936,000
Unrealized losses on investment	(7,000)	(223,000)
Excess of tax over book depreciation	(235,000)	(113,000)
Other	26,500	43,000
Total deferred tax assets	1,211,500	1,567,000
Valuation allowance	(509,000)	(508,000)
Total deferred tax assets	$702,500	$1,059,000

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance.

In 2010, management concluded that certain deferred tax assets would be realized, primarily the pre-merger net operating loss carryforwards (“NOLs”) of the Company. Management reviewed the positive and negative evidence available at August 31, 2017 and 2018 and determined that EACO’s state net operating losses did not meet the more likely than not threshold required to be recognized. As such, a valuation allowance was retained on these deferred tax assets.

Management considered the forecast of pre-tax income and strong history of pre-tax earnings and taxable income, and determined that a valuation allowance was not necessary for EACO’s remaining deferred tax assets.

The Company follows ASC 740 “Income Taxes” formerly FASB Interpretation No. 48, an interpretation of FASB Statement No. 109 (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company has no liability for unrecognized tax benefit related to tax positions for either the August 31, 2018 year end or the August 31, 2017 year end.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of August 31, 2018, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The Tax Cuts and Jobs Act (the “Jobs Act”) was enacted on December 22, 2017. The Jobs Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We have completed our accounting for the tax effects of enactment of the Jobs Act and have determined no additional tax liability due to offsetting foreign tax credits. For the federal corporate rate differential, we recognized an amount of $184,000, which is included as a component of income tax expense from continuing operations. The Company is subject to taxation in the US, Canada and various states. The Company’s tax years for 2013, 2014, 2015 and 2016 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2012.

The Internal Revenue Service is currently examining the Company’s federal tax return for the year ended August 31, 2016. The Company does not expect the examination to be completed within the next couple of months. Therefore, the Company does not anticipate any significant changes to its taxable income.

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

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2019	$1,756,000
2020	1,363,000
2021	903,000
2022	653,000
2023	526,000
Thereafter	1,221,000
$6,422,000

Rental expense for all operating leases for the years ended August 31, 2018 and 2017 was approximately $2,024,000 and $2,202,000, respectively.

Note 9. Related Party Transactions

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

The Company leases buildings under operating lease agreements with the Trust, which is a grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder.  During fiscal 2018 and fiscal 2017, the Company incurred approximately $271,000 and $492,000, respectively, of rental expense related to these leases.

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

Marketable Trading Securities – The Company holds marketable trading securities, which include long and short positions that are all publicly traded securities with quoted prices in active markets. These securities are stated at fair value, which is determined using the quoted closing prices at each reporting date. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. The fair value of the marketable trading securities and short positions are considered to be Level 1 measurements.

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2018 and 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
August 31, 2018
Marketable securities	$2,846,000	$—	$—	$2,846,000
Liability for short sales of trading securities	(933,000)	—	—	(933,000)

August 31, 2017
Marketable securities	$1,596,000	—	—	$1,596,000
Liability for short sales of trading securities	(707,000)	—	—	(707,000)

Note 11. Subsequent Events

Management has evaluated events subsequent to August 31, 2018, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)          Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were effective as of August 31, 2018.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2018.

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

(c)        Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of November 21, 2018, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that such individual should serve on the Board.

Directors and Executive Officers

Directors

Glen F. Ceiley currently serves as Chairman of the Board and Chief Executive Officer of the Company.  Stephen Catanzaro, Jay Conzen and William L. Means also currently serve as directors of the Company. Each director serves a one-year term, or until such director’s successor has been elected and qualified.

Glen F. Ceiley, age 72, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of the Company since 1998. As the founder of Bisco with over 45 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry, and growth and development of the Company.

Stephen Catanzaro, age 65, has served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, since April 2004. Prior to that, Mr. Catanzaro was the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco. Mr. Catanzaro has served as a director of the Company since 1999. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee.

Jay Conzen, age 72, has served as the President of Old Fashioned Kitchen, Inc., a national food distributor, since April 2003 and as a director since 2011. Prior to that, from October 1992 to April 2003, Mr. Conzen was the principal of Jay Conzen Investments, an investment advisor. Mr. Conzen also served as a consultant to EACO from August 1999 until January 2001 and from October 2001 to April 2003. Mr. Conzen has served as a director of the Company since 1998. Having served as an executive officer of several companies, Mr. Conzen offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by businesses. He also served as a certified public accountant for a number of years.

William L. Means, age 75, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of the Company since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Executive Officers

Each executive officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified. See above for biographical information for Mr. Ceiley, our Chief Executive Officer and Chairman of the Board.

Donald S. Wagner, age 56, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco since November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, age 37, has served as the Controller and the Principal Accounting Officer of EACO and Bisco since May 2014. Prior to his promotion as Controller, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, age 38, has served as the Vice President of Sales and Marketing of Bisco since September 2012. Prior to such promotion, Mr. Ceiley was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communications from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, who is EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

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

Specific due dates for these reports have been established, and we are required to report any failure to file by such dates. For fiscal 2018, based solely on our review of copies of the reports on Forms 3, 4 and 5 received by us during or with respect to the fiscal year ended August 31, 2018 and written representations received from the reporting persons that no reports were required, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section on a timely basis.

Item 11.  Executive Compensation

The Executive Compensation Committee (the “Committee”) is responsible for assisting with the establishment of the salary and annual bonuses paid to executive officers of EACO and administering EACO’s equity incentive plans, if any, including granting stock options to officers and employees of EACO. The Committee has not adopted a formal charter. The current members of the Committee are Messrs. Glen Ceiley and William Means.

The officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Controller and Principal Accounting Officer. Due to the nature of EACO’s operations and related consolidated financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary, and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2018 or fiscal 2017. However, both of them receive compensation from Bisco for their services provided to Bisco.

All compensation for the named executive officers for fiscal 2018 and fiscal 2017 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Mr. Ceiley has received quarterly cash dividends in the amount of $19,125 on his shares of preferred stock of EACO.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2018 and fiscal 2017 by (i) our Chief Executive Officer, and (ii) the two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2018 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

Name and Principal Position	Fiscal Year	Salary	All Other Compensation	Total
Glen F. Ceiley,	2018	$188,000	$9,000	$197,000
Chief Executive Officer and	2017	354,000	8,000	362,000
Chairman of the Board of EACO and Bisco
Donald Wagner,	2018	225,000	40,000	265,000
President and Chief Operating Officer of Bisco	2017	215,000	38,000	253,000
Zachary Ceiley,	2018	142,000	32,000	174,000
Vice President of Sales and Marketing of Bisco	2017	131,000	31,000	162,000

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2018 to any named executive officer, and no outstanding equity awards were held by the named executive officers at August 31, 2018.

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

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2018. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

Director	Fees Earned or Paid in Cash	All Other Compensation	Total

Stephen Catanzaro	$12,000	$—	$12,000
Jay Conzen	12,000	—	12,000
William Means	12,000	—	12,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of November 12, 2018 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of	Shares of Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)
Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,716,313	97.3%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	—	—
Michael Narikawa	—	—
All executive officers and directors as a group (7 persons)(3)	4,716,635	97.3%

* Less than 1%

___________________________

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Loop, Anaheim, CA 92807.
(2)	Based on 4,861,590 shares of common stock outstanding as of November 21, 2018.

(3)	Includes (i) 4,670,313 shares of common stock held by the Trust; (ii) 6,000 shares held by Mr. Ceiley’s wife; and (iii) 40,000 shares issuable upon conversion of the 36,000 shares of Series A cumulative convertible preferred stock (excluding any dividends accrued but not yet paid) held by Mr. Ceiley. Mr. Ceiley has the sole power to vote and dispose of the shares of common stock he owns individually.

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

The Company leases buildings under operating lease agreements with the Trust, which is a grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder.  During fiscal 2018 and fiscal 2017, the Company incurred approximately $271,000 and $492,000, respectively, of expense related to these leases.

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

Item 14.  Principal Accounting Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2018 and fiscal 2017, the Audit Committee pre-approved all services performed for the Company by the auditor.

Principal Accountant Fees

Squar Milner LLP (“Squar Milner”) has served as the Company’s independent accounting firm since fiscal year ending December 28, 2005. During fiscal 2018 and fiscal 2017, we paid Squar Milner the following amounts for the services set forth below:

	Year Ended August 31,
Fee Category	2018	2017
Audit fees	$176,000	$172,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$176,000	$172,000

Audit Fees

Audit fees consist of feels billed for professional services rendered in connection with the audit of the financial statements included in the Company’s annual reports on Form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2018 and 2017 and for other regulatory filings for such fiscal years.

Audit-Related Fees

The Company was not billed for any audit-related fees by Squar Milner for the years ended August 31, 2018 and 2017. There were no other fees billed by Squar Milner during fiscal 2018 or fiscal 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements.

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this report.

2.	Financial Statement Schedules.

All financial schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or notes thereto.

3.	Exhibits.

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.04 to the Company's Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)
3.4	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc. (Exhibit 3.09 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.6	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation. (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.7	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value of EACO Corporation (Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.8	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
3.9	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s registration statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.10	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.11	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s transition report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.1	Business Loan Agreement dated July 14, 2017 by and between Bisco Industries, Inc. (“Bisco”) and Community Bank ($10,000,000).
10.2	Change in Terms Agreement dated July 12, 2018 ($10,000,000 line of credit) among Bisco, Glen R. Ceiley and Community Bank (executed on July 24, 2018). (Exhibit 10.1 to the Company’s current report on Form 8-K filed with the such SEC on July 24, 2018, is incorporated herein by reference).
10.3	Promissory Note in the original principal amount of $10,000,000 dated July 14, 2016 issued by Bisco and payable to Community Bank.
10.4	Commercial Security Agreement dated July 12, 2018 among EACO and Community Bank (executed on July 24, 2018). (Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on July 24, 2018, is incorporated herein by reference).
10.5	Commercial Guaranty dated March 16, 2015 executed by EACO Corporation (“EACO”) as guarantor in favor of Comerica Bank regarding $10,000,000 loan.
10.6	Promissory Note dated July 12, 2016 in the original principal amount of $100,000 issued by EACO and payable to Comerica Bank
10.7	Change in Terms Agreement dated July 13, 2018 ($100,000 CD) among EACO and Community Bank (executed on July 24, 2018). (Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on July 24, 2018, is incorporated herein by reference).

Number	Exhibit
10.8	Business Loan Agreement dated May 15, 2017 by and between Bisco and Community Bank ($5,400,000)
10.9	Promissory Note dated May 15, 2017 in the original principal amount of $5,400,000 issued by Bisco and payable to Community Bank.
10.10	Commercial Guaranty dated May 15, 2017 issued by EACO in favor of Community Bank.
10.11	Deed of Trust between by and between Bisco and Community Bank dated May 15, 2017 (Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on May 23, 2017, is incorporated herein by reference.)
10.12	Assignment of Leases and Rents by and between Bisco and Community Bank dated May 15, 2017 (Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on May 23, 2017, is incorporated herein by reference.)
10.33	Commercial and Industrial Lease Agreement dated November 20, 2017 by and between Bisco and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust.
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011, is incorporated herein by reference.)
31.1*	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 27, 2018	EACO Corporation

/s/ Glen F. Ceiley
By: Glen F. Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/27/18
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Controller (principal accounting officer)	11/27/18
Michael Narikawa

/s/ Steve Catanzaro	Director	11/27/18
Steve Catanzaro

/s/ Jay Conzen	Director	11/27/18
Jay Conzen

/s/ William Means	Director	11/27/18
William Means

