Form 10-Q
period 2018-11-30
EACO CORP
filed 2019-01-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “emerging growth company”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of January 10, 2019, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended
	November 30,
	2018	2017
Revenues	$50,786	$42,171
Cost of revenues	36,677	29,992
Gross margin	14,109	12,179
Operating expenses:
Selling, general and administrative expenses	11,490	10,340
Income from operations	2,619	1,839

Other income:
Net gain on trading securities	228	203
Interest and other expense, net	(77)	(101)
Other income, net	151	102
Income before income taxes	2,770	1,941
Provision for income taxes	845	746
Net income	1,925	1,195
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$1,906	$1,176
Basic and diluted earnings per common share	$0.39	$0.24
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

2

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended November 30,
	2018	2017
Net income	$1,925	$1,195
Other comprehensive gain, net of tax: Foreign translation gain	158	148
Total comprehensive income	$2,083	$1,343

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2018	2018*
ASSETS
Current Assets:
Cash and cash equivalents	$3,328	$2,705
Restricted cash, current	162	933
Trade accounts receivable, net	26,411	26,277
Inventory, net	33,060	30,531
Marketable securities, trading	2,524	2,846
Prepaid expenses and other current assets	2,602	1,590
Total current assets	68,087	64,882
Non-current Assets:
Property, equipment and leasehold improvements, net	9,788	9,847
Other assets	1,469	1,570
Total assets	$79,344	$76,299
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$20,036	$17,678
Accrued expenses and other current liabilities	5,783	7,452
Liability for short sales of trading securities	162	933
Current portion of long-term debt	147	146
Total current liabilities	26,128	26,209
Non-current Liabilities:
Long-term debt	9,266	8,204
Total liabilities	35,394	34,413
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	1,086	928
Retained earnings	30,436	28,530
Total shareholders’ equity	43,950	41,886
Total liabilities and shareholders’ equity	$79,344	$76,299

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2018 as filed with the U. S. Securities and Exchange Commission on November 28, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2018 *	36,000	$1	4,861,590	$49	$12,378	$928	$28,530	$41,886
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	158	—	158
Net income	—	—	—	—	—	—	1,925	1,925
Balance, November 30, 2018	36,000	$1	4,861,590	$49	$12,378	$1,086	$30,436	$43,950

Balance, August 31, 2017 *	36,000	$1	4,861,590	$49	$12,378	$747	$21,657	$34,832
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	148	—	148
Net income	—	—	—	—	—	—	1,195	1,195
Balance, November 30, 2017	36,000	$1	4,861,590	$49	$12,378	$895	$22,833	$36,156

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2018 and 2017 as filed with the U. S. Securities and Exchange Commission on November 28, 2018 and 2017, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2018	2017
Operating activities:
Net income	$1,925	$1,195
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	247	251
Bad debt expense	10	4
Change in inventory reserve	21	31
Net gain on trading securities	(228)	(203)
(Increase) decrease in:
Trade accounts receivable	(144)	(892)
Inventory	(2,550)	(4)
Prepaid expenses and other assets	(911)	(738)
Increase (decrease) in:
Trade accounts payable	2,743	322
Accrued expenses and other current liabilities	(1,669)	147
Net cash (used in) provided by operating activities	(556)	113
Investing activities:
Purchase of property, equipment and leasehold improvements	(188)	(849)
Net sales (purchases) of marketable securities, trading	550	(347)
Net change in securities sold short	(771)	(113)
Net cash used in investing activities	(409)	(1,309)
Financing activities:
Borrowings on revolving credit facility	1,099	359
Preferred dividend	(19)	(19)
Change in bank overdraft	(385)	364
Payments on long-term debt	(36)	(35)
Net cash provided by financing activities	659	669
Effect of foreign currency exchange rate changes on cash and cash equivalents	158	148
Net decrease in cash and cash equivalents	(148)	(379)
Cash, cash equivalents and restricted cash - beginning of period	3,638	4,577
Cash, cash equivalents and restricted cash - end of period	$3,490	$4,198
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$77	$105

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 (“fiscal 2018”). The condensed consolidated balance sheet as of August 31, 2018 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2018. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

Principles of Consolidation

The condensed consolidated financial statements for all periods presented include the accounts of EACO, its wholly-owned subsidiary, Bisco, and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited (all of which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at November 30, 2018 and August 31, 2018.

Inventory, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventory is presented net of a reserve for slow moving or obsolete items of $1,397,000 and $1,376,000 at November 30, 2018 and August 31, 2018, respectively. The reserve is based upon management’s review of inventory on-hand over their expected future utilization and length of time held by the Company.

Securities Sold Short

Securities sold short represent transactions in which the Company sells a security borrowed from the broker, which the Company is obligated to purchase and deliver back to the broker. The initial value of the underlying security is recorded as a liability, and is adjusted to market value at each reporting period, with unrealized appreciation or depreciation being recorded for the change in value of the open short position. The Company records a realized gain or loss when the short position is closed. By entering into short sales, the Company bears the market risk of an unfavorable increase in the price of the security sold short in excess of the proceeds received. The market value of open short positions is separately presented as a liability in the consolidated balance sheets.

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $162,000 and $933,000 at November 30, 2018 and August 31, 2018, respectively.

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

Revenue Recognition

We derive our revenue primarily from product sales.  We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; (5) recognition of revenue when, or as, we satisfy a performance obligation.

The Company's performance obligations consist solely of product shipped to customers.  Revenue from product sales is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for these products.  Revenue is recognized net of returns and any taxes collected from customers.  We offer industry standard contractual terms in our purchase orders.

Earnings Per Common Share

Basic earnings per common share for the three months ended November 30, 2018 and 2017 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange (monetary items) or translated at historical rates (nonmonetary items). Revenue and expenses are translated at the weighted-average exchange rates for the periods ended November 30, 2018 and 2017. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). The average exchange rates for the quarters ended November 30, 2018 and 2017 were $0.76 and $0.80, respectively.

Concentrations

Net sales to customers outside the United States were approximately 9% of revenues for each period at November 30, 2018 and 2017, and related accounts receivable were approximately 11% of total accounts receivable for each period at November 30, 2018 and August 31, 2018.

No single customer accounted for more than 10% of revenues for the three months ended November 30, 2018 or 2017.

Significant Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively “new revenue standard”). The core principle of the ASU, among other changes, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance beginning in fiscal 2019 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on the Company’s results of operations or financial position.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases will need to be recognized on the balance sheet. This guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating this statement and its impact on the Company’s results of operations and financial position.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating this statement and its impact on the Company’s results of operations and financial position.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance became effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company has adopted the guidance of this standard effective September 1, 2018 for fiscal year ending August 31, 2019.

Note 3.     Debt

The Company currently has a $10,000,000 line of credit agreement with the Bank. This line of credit was originally held with Community Bank, N.A. (the “Bank”), which bank was recently acquired by CVB Financial Corp., the parent company of Citizens Business Bank. On July 24, 2018, the Company entered into a Change in Terms Agreement dated July 12, 2018 with the Bank (the “Amendment”). The Amendment modifies the Company’s $10,000,000 line of credit between the Company and the Bank to: (i) extend the expiration date of the line of credit under the agreement from March 1, 2019 to August 20, 2020; (ii) reduce the default variable interest index rate by .500% (Wall Street Journal Prime Rate less .500%); and (iii) add the following two other interest rate options that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): (A) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; or (B) the One (1) Year Libor plus a margin of 1.550%, as more fully described in the Amendment. The line of credit agreement contains financial and other covenants that have not been modified by the Amendment. The amounts outstanding under this line of credit as of November 30, 2018 is currently under the initial variable interest index rate. Borrowings under this agreement bear interest at the bank’s reference rate, which is the Prime Rate (5.25% at November 30, 2018 and 5.00% at August 31, 2018) less .500%. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of November 30, 2018 and August 31, 2018 were $4,199,000 and $3,113,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2018 and August 31, 2018, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank, N.A. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California (“Lakeview Property”). This loan is payable in 35 regular monthly payments of $27,142 and one last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears a variable interest rate that is 1.70% plus one year LIBOR, which is periodically reset based on one year LIBOR no more than once in any 12 month period at the election of the bank. At November 30, 2018 and August 31, 2018, the one year LIBOR was 1.79%. At November 30, 2018 and August 31, 2018, the outstanding balance of this loan was $5,214,000 and $5,237,000, respectively.

Note 4.     Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended November 30,
	2018	2017
EPS:
Net income	$1,925	$1,195
Less: accrued preferred stock dividends	(19)	(19)
Net income available for common shareholders	$1,906	$1,176

Earnings per common share – basic and diluted	$0.39	$0.24

For the three months ended November 30, 2018 and 2017, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 5.     Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement from a grantor trust (the “Trust”) that is beneficially owned by the Company’s majority shareholder, who is also the Company’s Chairman and CEO. The Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Lease. During the three months ended November 30, 2018 and 2017, the Company incurred approximately $68,000 of expense related to these leases for both periods.

Within the next 12 months, the Company plans to relocate its corporate headquarters and Anaheim distribution center to an 80,000 square foot facility in Anaheim, California that is owned by the Trust. The Company plans to enter into a new lease with the Trust in the near future concerning such facility.

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

The Tax Cuts and Jobs Act (the “Jobs Act”) was enacted on December 22, 2017. The Jobs Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We previously completed our accounting for the tax effects of enactment of the Jobs Act and have determined no additional tax liability due to offsetting foreign tax credits. For the federal corporate rate differential for the year ended August 31, 2018, we recognized an amount of $184,000, which is included as a component of income tax expense from continuing operations. The Company is subject to taxation in the US, Canada and various states. We have elected to account for Global Intangible Low-Taxed Income (GILTI) in the year the tax is incurred.

During the three months ended November 30, 2018, the Company recorded an income tax provision of $845,000, resulting in an effective tax rate of 30.5%. For the three months ended November 30, 2017, the Company recorded income tax provision of $746,000, resulting in an effective tax rate of 38.4%. The current period effective tax rate differs from the current statutory federal tax rate of 21% primarily due to the valuation allowance against certain deferred tax assets, state income tax expenses and permanent book to tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three months ended November 30, 2018, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2018, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next nine months that would materially impact its consolidated financial statements.

The Company’s tax years for 2014, 2015, 2016, and 2017 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2013.

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

Note 8.     Subsequent Events

Management has evaluated events subsequent to November 30, 2018 through the date that these unaudited condensed consolidated financial statements are being filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in costs and overhead, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and good relationships with suppliers, the willingness of lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

The unaudited condensed consolidated financial statements include the accounts of EACO and its wholly-owned subsidiary, Bisco, and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company’s critical accounting policies for the three months ended November 30, 2018. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 as filed with the SEC on November 28, 2018.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance beginning in fiscal 2019 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard will have on its condensed consolidated financial statements and related disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company's present or future condensed consolidated financial statements.

There have been no changes to the Company’s critical accounting policies for the three months ended November 30, 2018, except for the adoption of ASC 606. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 as filed with the SEC on November 28, 2018.

Results of Operations

Comparison of the Three Months Ended November 30, 2018 and 2017

Revenues and Gross Profit ($ in thousands)

	Three Months Ended November 30,
	2018	2017	$ Change	% Change

Revenues	$50,786	$42,171	$8,615	20.4%
Cost of revenues	36,677	29,992	6,685	22.3%
Gross margin	$14,109	$12,179	$1,930	15.8%
Percent of revenues	27.8%	28.9%		(1.1)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended November 30, 2018 (“Q1 2019”), as compared to the three months ended November 30, 2017 (“Q1 2018”), was largely due to a higher volume of product sales, increased sales department headcount over prior year quarter, and increased productivity from the Company’s employees. Revenues have also increased due to the Company focusing on relationship building programs with current and potential customers and vendors, which resulted in two new authorized distributorships in the current period.

The gross margins in Q1 2019 decreased slightly by 1.1% when compared to Q1 2018. This decrease was primarily due to mix of products sold in Q1 2019 compared to Q1 2018. Decreases in the margins are also due to increased expenses related to warehouse and supply chain that are allocated to the cost of revenues.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended November 30,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$11,490	$10,340	$1,150	11.1%
Percent of revenues	22.6%	24.5%		(1.9)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees, including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q1 2019 increased from Q1 2018 largely due to an increase in employee headcount, annual raises, and to a lesser extent, due to rent escalation in leased properties and increases in IT consulting fees in the current quarter. SG&A as a percent of revenue in Q1 2019 decreased from Q1 2018 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended November 30,		$	%
	2018	2017	Change	Change
Other income:
Net gain on trading securities	$228	$203	$25	12.3%
Interest expense, net	(77)	(101)	24	23.8%
Other income, net	$151	$102	$49	48.0%
Total other income, net as a percent of revenues	0.3%	0.2%

Other income, net primarily consists of income or losses on trading in short-term marketable equity securities of publicly-held corporations, interest related to the Company’s debt obligations, and gains and losses associated with sales of capital assets. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2019, the Company recognized a net gain of $228,000 as compared to a net gain of $203,000 in Q1 2018 in net realized and unrealized gains. The trading securities gains in Q1 2019 was primarily due to timing of sales and purchases and general market climate of short and long positions during the period.

Interest expense, net, and other income, net, decreased in Q1 2019 compared to Q1 2018 due primarily to a decrease in the Company’s line of credit balance with Citizens Business Bank. The line of credit decreased by $3.1 million, from $7,285,000 at Q1 2018 to $4,199,000 in Q1 2019. This decrease was also due in part to a decrease in the interest rate when such line of credit was amended in July 2018.

Income Tax Provision ($ in thousands)

	Three Months Ended November,		$	%
	2018	2017	Change	Change

Provision for income taxes	$845	$746	$99	13.3%
Percent of pre-tax income	30.5%	38.4%		(7.9)%

The provision for income taxes increased by $99,000 in Q1 2019 over the prior year period. This increase was primarily due to higher taxable income in the current quarter as compared to the prior year period. The percent of pre-tax income decreased from 38.4% at Q1 2018 to 30.5% for Q1 2019. The decrease in the rate was primarily due to the Tax Cut and Jobs Act effective as of January 1, 2018, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and eliminating the domestic production activities deduction. See Note 6.

Liquidity and Capital Resources

The Company has historically been funded from positive cash flow generated from its operations. As of November 30, 2018 and August 31, 2018, the Company held approximately $3,328,000 and $2,705,000 of unrestricted cash and cash equivalents, respectively.

In addition, the Company currently has a $10,000,000 line of credit agreement with the Bank. This line of credit was originally held with Community Bank, N.A. (the “Bank”), which bank was recently acquired by CVB Financial Corp., the parent company of Citizens Business Bank. On July 24, 2018, the Company entered into a Change in Terms Agreement dated July 12, 2018 with the Bank (the “Amendment”). The Amendment modifies the Company’s $10,000,000 line of credit between the Company and the Bank to: (i) extend the expiration date of the line of credit under the agreement from March 1, 2019 to August 20, 2020; (ii) reduce the default variable interest index rate by .500% (Wall Street Journal Prime Rate less .500%); and (iii) add the following two other interest rate options that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): (A) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; or (B) the One (1) Year Libor plus a margin of 1.550%, as more fully described in the Amendment. The amounts outstanding under this line of credit as of November 30, 2018 is currently all under the default variable interest index rate. The line of credit agreement contains financial and other covenants that have not been modified by the Amendment. Borrowings under this agreement bear interest at the bank’s reference rate, which is the Prime Rate (5.25% at November 30, 2018 and 5.00% at August 31, 2018) less .500%. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of November 30, 2018 and 2017 were $4,199,000 and $7,285,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2018 and August 31, 2018, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with Community Bank, N.A. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California (“Lakeview Property”). This loan is payable in 35 regular monthly payments of $27,142 and one last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears a variable interest rate that is 1.70% plus one year LIBOR, which is periodically reset based on one year LIBOR no more than once in any 12 month period at the election of the bank. At November 30, 2018 and August 31, 2018, the one year LIBOR was 1.79%. At November 30, 2018, the outstanding balance of this loan was $5,214,000.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

The Company plans to move its corporate headquarters within the next 12 months to a significantly larger facility owned by the Trust in Anaheim, California. In preparation for this move, the Company expects to incur higher capital expenses of approximately $2 million to $4 million during the next two years for capital costs for tenant improvements to modify this facility to meet the Company’s requirements.

The Company also held $2,524,000 and $2,846,000 of marketable securities at November 30, 2018 and August 31, 2018, respectively, which could be liquidated, if necessary.

Cash Flows from Operating Activities

Cash used in operating activities was $555,000 for the three months ended November 30, 2018 as compared with cash provided by operations of $113,000 for the three months ended November 30, 2017. The current period cash used in operating activities was primarily due to the increase in inventory for the current period of $2,550,000, which was largely related to increased bookings of future orders and for stocking orders related to the new authorized product lines. The prior year cash provided by operating activities was primarily due to the increase in net income and accounts payable, which was largely related to the higher revenues Q1 2018, as well as less inventory purchased. This was offset by an increase in trade accounts receivables and an increase in prepaid expenses and other assets.

Cash Flows from Investing Activities

Cash used in investing activities was $410,000 for the three months ended November 30, 2018 as compared with cash used in such activities of $1,309,000 for the three months ended November 30, 2017. The reduction in cash used in investing activities in the current year period compared to the prior year period was primarily due to the Company selling marketable securities of $549,000 during Q1 2019 and decreased spending on equipment and building improvements during the three months ending November 30, 2018. The prior year cash used in investing activities was primarily due to the Company’s purchases in Q1 2018 of equipment and leasehold improvements and marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2018 was $659,000 as compared with cash provided by financing activities of $669,000 for the three months ended November 30, 2017. Cash provided by financing activities for the three months ending November 30, 2018 was primarily due to increased borrowings of $1,099,000 on the Company’s revolving line of credit with Citizens Business Bank, partially offset by a change in bank overdraft of $385,000. Cash provided by financing activities in the prior year period is primarily due to increased borrowings of $359,000 on the Company’s revolving line of credit with Citizens Business Bank and a change in bank overdraft of $364,000 due to timing of when expenses were invoiced and paid.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings under its line of credit.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and capital leases are recorded as liabilities on the accompanying consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the Company’s annual report on Form 10-K for the year ended August 31, 2018 as filed with the SEC on November 28, 2018.

Within the next 12 months, the Company plans to relocate its corporate headquarters and Anaheim distribution center to an 80,000 square foot facility in Anaheim, California that is owned by the Trust. The Company has not executed a lease for such facility, however, plans to enter into a new lease with the Trust in the near future.

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

As a result of the continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Sales of our products are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, any significant weakening of economic conditions on a global scale has in the past caused, and may in the future cause, some of our customers to experience a slowdown, which could adversely effect our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

The Company’s Chairman and CEO holds almost all of our voting stock and can control the election of directors and significant corporate actions.

As of November 30, 2018, Glen Ceiley, our Chairman and CEO, beneficially owned or controlled approximately 97% of our outstanding voting stock. As a result, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

We generally do not have long-term supply agreements or guaranteed price or delivery arrangements with the majority of our suppliers.

In most cases, we have no guaranteed price or delivery arrangements with our suppliers. Consequently we may experience inventory shortages on certain products or higher prices for inventory from time to time. Furthermore, our industry occasionally experiences significant product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply products as needed. We cannot assure you that our suppliers will maintain an adequate supply of products to fulfill our orders on a timely basis, at a recoverable cost, or at all, or that we will be able to obtain particular products on favorable terms or at all. Additionally, we cannot assure you that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales, harm our reputation and negatively affect our operating results.

We rely on third party suppliers for most of our products, and may not be able to identify and procure relevant new products and products lines that satisfy our customers’ needs on favorable terms and prices, or at all.

We currently rely on a large number of third party suppliers for most of our products. Since we do not manufacture our products, we rely on these suppliers to provide quality products on a timely basis that are in demand by our customers. Our success depends in part on our ability to develop product expertise and continue to identify and provide future high quality products and product lines that complement our existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless we can continue to offer a broad range of high quality, reliable products that address the trends in the markets in which we compete.

Our supply agreements are typically terminable at the suppliers’ discretion.

Substantially all of our agreements with suppliers, including our authorized distributor agreements, are terminable by some supliers with little or no notice and without any penalty. Suppliers that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other distributors or channels. Any termination, interruption or adverse modification of our relationship with a key supplier or a significant number of other suppliers would likely adversely affect our operating income, cash flow and future prospects.

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

We have, from time to time, had material weaknesses in our internal controls over financial reporting due to a variety of issues, including, without limitation, significant deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with the Bank. The agreement is secured by substantially all of Bisco’s assets and is guaranteed by EACO. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit or the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

Our strategy of expanding into new geographic areas could be costly and may not expand our revenues.

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

Costs of raw materials used in our products and energy costs have been rising during the last several years, which has resulted in increased production costs for our suppliers. These suppliers typically pass their increased costs along to us through price increases. The shipping costs for our products have risen as well and may continue to rise. While we typically try to pass increased supplier prices and shipping costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins and could make our products less competitive, either of which could adversely impact our margins and results of operations.

We may not have adequate or cost-effective liquidity or capital resources.

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our cash and cash equivalents at November 30, 2018 was approximately $3.3 million. The total outstanding on our line of credit as of November 30, 2018 was approximately $4.2 million, which the line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable terms, on a timely basis or at all. The securities to be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of November 30, 2018, the number of shares held by non-affiliates of Mr. Ceiley was less than 150,000 shares. If Mr. Ceiley or any other shareholder sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

Inclement weather and other disruptions to the transportation network could impact our distribution system.

Our ability to provide efficient shipment of products to our customers is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports have in the past, and may in the future, affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our relationship with our customers, our reputation, and our results of operations. In addition, severe weather conditions could adversely impact demand for our products in particularly hard hit regions.

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

EACO CORPORATION
(Registrant)

Date: January 14, 2019	/s/ Glen Ceiley
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

