Form 10-Q
period 2019-02-28
EACO CORP
filed 2019-04-12
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Yes ☐   No ☒

As of April 12, 2019, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Revenues	$52,559	$45,041	$103,345	$87,212
Cost of revenues	38,047	32,592	74,724	62,584
Gross margin	14,512	12,449	28,621	24,628
Operating expenses:
Selling, general and administrative expenses	11,720	10,477	23,210	20,817
Income from operations	2,792	1,972	5,411	3,811

Other (expense) income:
Net (loss) gain on trading securities	(126)	48	102	251
Interest and other (expense)	(125)	(130)	(202)	(231)
Total other (expense) income	(251)	(82)	(100)	20
Income before income taxes	2,541	1,890	5,311	3,831
Provision for income taxes	580	571	1,425	1,317
Net income	1,961	1,319	3,886	2,514
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$1,942	$1,300	$3,848	$2,476
Basic and diluted earnings per share:	$0.40	$0.27	$0.79	$0.51
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

2

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net income	$1,961	$1,319	$3,886	$2,514
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss) gain	119	(81)	277	67
Total comprehensive income	$2,080	$1,238	$4,163	$2,581

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	February 28,	August 31,
	2019	2018*
ASSETS
Current Assets:
Cash and cash equivalents	$3,982	$2,705
Restricted cash, current	818	933
Trade accounts receivable, net	28,148	26,277
Inventory, net	35,457	30,531
Marketable securities, trading	1,877	2,846
Prepaid expenses and other current assets	2,216	1,590
Total current assets	72,498	64,882
Non-current Assets:
Property, equipment and leasehold improvements, net	9,674	9,847
Other assets	1,468	1,570
Total assets	$83,640	$76,299
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$20,341	$17,678
Accrued expenses and other current liabilities	3,599	7,452
Liability for short sales of trading securities	818	933
Current portion of long-term debt	148	146
Total current liabilities	24,906	26,209
Non-current Liabilities:
Long-term debt	12,723	8,204
Total liabilities	37,629	34,413
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	1,205	928
Retained earnings	32,378	28,530
Total shareholders’ equity	46,011	41,886
Total liabilities and shareholders’ equity	$83,640	$76,299

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2018 as filed with the U. S. Securities and Exchange Commission on November 28, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2018 *	36,000	$1	4,861,590	$49	$12,378	$928	$28,530	$41,886
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	158	—	158
Net income	—	—	—	—	—	—	1,925	1,925
Balance, November 30, 2018	36,000	$1	4,861,590	$49	$12,378	$1,086	$30,436	$43,950
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	119	—	119
Net income	—	—	—	—	—	—	1,961	1,961
Balance, February 28, 2019	36,000	$1	4,861,590	$49	$12,378	$1,205	$32,378	$46,011

Balance, August 31, 2017 *	36,000	$1	4,861,590	$49	$12,378	$747	$21,657	$34,832
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	148	—	148
Net income	—	—	—	—	—	—	1,195	1,195
Balance, November 30, 2017	36,000	$1	4,861,590	$49	$12,378	$895	$22,833	$36,156
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	(81)	—	(81)
Net income	—	—	—	—	—	—	1,319	1,319
Balance, February 28, 2018	36,000	$1	4,861,590	$49	$12,378	$814	$24,133	$37,375

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2018 and 2017 as filed with the U. S. Securities and Exchange Commission on November 28, 2018 and 2017, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 28,
	2019	2018
Operating activities:
Net income	$3,886	$2,514
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	503	498
Bad debt expense	18	44
Change in inventory reserve	107	123
Net (gain) on trading securities	(102)	(251)
(Increase) decrease in:
Trade accounts receivable	(1,889)	(3,188)
Inventory	(5,033)	(1,760)
Prepaid expenses and other assets	(524)	(1,030)
Increase (decrease) in:
Trade accounts payable	2,206	2,515
Accrued expenses and other current liabilities	(3,853)	(1,161)
Net cash used in operating activities	(4,681)	(1,696)
Investing activities:
Purchase of property, equipment and leasehold improvements	(330)	(1,214)
Sale (purchase) of marketable securities, trading	1,071	(338)
Net change in securities sold short	(115)	(90)
Net cash provided by (used in) investing activities	626	(1,642)
Financing activities:
Borrowings on revolving credit facility	4,593	1,525
Preferred dividend	(38)	(38)
Bank overdraft	457	1,145
Payments on long-term debt	(72)	(35)
Net cash provided by financing activities	4,940	2,597
Effect of foreign currency exchange rate changes on cash and cash equivalents	277	67
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,162	(674)
Cash, cash equivalents, and restricted cash - beginning of period	3,638	4,577
Cash, cash equivalents, and restricted cash - end of period	$4,800	$3,903
Supplemental disclosures of cash flow information:
Cash paid for interest	$201	$243
Cash paid for income taxes	$3,059	$2,241

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 (“fiscal 2018”). The condensed consolidated balance sheet as of August 31, 2018 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2018. Operating results for the three and six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at February 28, 2019 and August 31, 2018.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are presented net of a reserve for slow moving or obsolete items of $1,483,000 and $1,376,000 at February 28, 2019 and August 31, 2018, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Short Sales of Trading Securities

Securities sold short represent transactions in which the Company sells a security borrowed from the broker, which the Company is obligated to purchase and deliver back to the broker. The initial value of the underlying borrowed security is recorded as a liability, and is adjusted to market value at each reporting period, with unrealized appreciation or depreciation being recorded for the change in value of the open short position. The Company records a realized gain or loss when the short position is closed. By entering into short sales, the Company bears the market risk of an unfavorable increase in the price of the security sold short in excess of the proceeds received. The market value of open short positions is separately presented as a liability in the consolidated balance sheets.

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $818,000 and $933,000 at February 28, 2019 and August 31, 2018, respectively.

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

Earnings Per Common Share

Basic earnings per common share for the three and six months ended February 28, 2019 and 2018 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended February 28, 2019 and 2018. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates of Canadian dollars to U.S. dollars for the six months ended February 28, 2019 and 2018 were $0.75 and $0.79, respectively. The average exchange rates of Canadian dollars to U.S. dollars for the six months ended February 28, 2018 2017 were $0.76 and $0.80, respectively.

Concentrations

Net sales to customers outside the United States were approximately 9% of revenues for each of the six months ended February 28, 2019 and 2018, and related accounts receivable were approximately 13% and 11% of total accounts receivable for each period at February 28, 2019 and 2018, respectively.

No single customer accounted for more than 10% of revenues and accounts receivable for the three and six months ended February 28, 2019 or 2018.

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

Note 3. Debt

The Company currently has a $10,000,000 line of credit agreement with Citizens Business Bank (the “Bank”). This line of credit was originally held with Community Bank, N.A., which bank was recently acquired by CVB Financial Corp., the parent company of Citizens Business Bank. On July 24, 2018, the Company entered into a Change in Terms Agreement dated July 12, 2018 with the Bank (the “Amendment”). The Amendment modifies the Company’s $10,000,000 line of credit between the Company and the Bank to: (i) extend the expiration date of the line of credit under the agreement from March 1, 2019 to August 20, 2020; (ii) reduce the default variable interest index rate by .500% (Wall Street Journal Prime Rate less .500%); and (iii) add the following two other interest rate options that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): (A) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; or (B) the One (1) Year Libor plus a margin of 1.550%, as more fully described in the Amendment. The line of credit agreement contains financial and other covenants that have not been modified by the Amendment. The amounts outstanding under this line of credit as of February 28, 2019 is are currently under the default variable interest index rate, which bear interest at the bank’s reference rate, which is the Prime Rate (5.50% at February 28, 2019 and 5.00% at August 31, 2018) less .500%. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of February 28, 2019 and August 31, 2018 were $7,680,000 and $3,113,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2019 and August 31, 2018, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California (“Lakeview Property”). This loan is payable in 35 regular monthly payments of $27,142 and one last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears a variable interest rate that is 1.70% plus one year LIBOR, which is periodically reset based on one year LIBOR no more than once in any 12 month period at the election of the bank. At February 28, 2019 and August 31, 2018, the one year LIBOR was 2.7%. At February 28, 2019 and August 31, 2018, the outstanding balance of this loan was $5,191,000 and $5,237,000, respectively. The Company’s future principal loan payments for the Fiscal years ending August 31, 2019 and August 31, 2020 are approximately $74,000 and $5,117,000, respectively.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
(In thousands, except share and per share amounts)
EPS:
Net income	$1,961	$1,319	$3,886	$2,514
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$1,942	$1,300	$3,848	$2,476

Earnings per common share – basic and diluted	$0.40	$0.27	$0.79	$0.51

For the three and six months ended February 28, 2019 and 2018, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 5. Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Lease”) from a grantor trust (the “Trust”) that is beneficially owned by the Company’s majority shareholder, who is also the Company’s Chairman and CEO. The Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Lease. During the three months ended February 28, 2019 and 2018, the Company incurred approximately $68,000 and $45,000 of expense related to this lease.

Within the next 10 months, the Company plans to relocate its corporate headquarters and Anaheim distribution center to an 80,000 square foot facility in Anaheim, California that is owned by the Trust. The Company plans to enter into a new lease with the Trust in the near future concerning such facility.

Note 6. Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered, and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that other than deferred tax assets associated with certain state net operating losses and capital losses, net deferred tax assets will more likely than not be utilized. Therefore, a valuation allowance totaling $498,000 has been established against only those assets related to state net operating losses and capital losses.

The Tax Cuts and Jobs Act (the “Jobs Act”) was enacted on December 22, 2017. The Jobs Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We previously completed our accounting for the tax effects of enactment of the Jobs Act and have determined no additional tax liability due to offsetting foreign tax credits. For the federal corporate rate differential for the year ended August 31, 2018, we recognized an amount of $184,000, which was included as a component of income tax expense from continuing operations. The Company is subject to taxation in the US, Canada and various states. We have elected to account for Global Intangible Low-Taxed Income (GILTI) in the year the tax is incurred.

During the three and six months ended February 28, 2019, the Company recorded an income tax provision of $580,000 and $1,425,000, respectively resulting in an effective tax rate of 22.8% and 26.8%, respectively. For the three and six months ended February 28, 2018, the Company recorded income tax provision of $571,000 and $1,317,000, respectively, resulting in an effective tax rate of 30.2% and 34.4%, respectively. The current period effective tax rate differs from the current statutory rate of 21% primarily due to the state tax rates and valuation allowances against certain deferred tax assets and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and six months ended February 28, 2019, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and six months ended February 28, 2019, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next six months that would materially impact its consolidated financial statements.

The Company’s tax years for 2014, 2015, 2016, and 2017 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2014.

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

Note 8. Subsequent Events

Management has evaluated events subsequent to February 28, 2019, through the date that these unaudited condensed consolidated financial statements are being filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance beginning in fiscal 2019 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

There have been no changes to the Company’s critical accounting policies for the three and six months ended February 28, 2019, except for the adoption of ASC 606 referenced above. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 as filed with the SEC on November 28, 2018.

Results of Operations

Comparison of the Three Months Ended February 28, 2019 and 2018

Revenues and Gross Profit ($ in thousands)

	Three Months Ended February 28,		$	%
	2019	2018	Change	Change

Revenues	$52,559	$45,041	$7,518	16.7%
Cost of revenues	38,047	32,592	5,455	16.7%
Gross margin	$14,512	$12,449	$2,063	16.6%
Percent of revenues	27.6%	27.6%		-%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended February 28, 2019 (“Q2 2019”) as compared to the three months ended February 28, 2018 (“Q2 2018”) was largely due to a higher volume of product sales, increased sales department headcount over prior year quarter, and increased productivity from the Company’s employees. Revenues have also increased due to the Company continuing to focus on relationship building programs with current and potential customers and vendors, which resulted in additional new authorized distributorships in the current period. The gross margins remained consistent at 27.6% for both Q2 2019 and Q2 2018.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended February 28,		$	%
	2019	2018	Change	Change
Selling, general and administrative expenses	$11,720	$10,477	$1,243	11.9%
Percent of revenues	22.3%	23.3%		(1.0)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2019 increased from Q2 2018 largely due to an increase in employee headcount, annual raises, and to a lesser extent, due to rent escalation in leased properties, increases in IT consulting fees, and depreciation expense. SG&A as a percent of revenue in Q2 2019 decreased from Q2 2018 primarily due to the Company being able to increase sales with current and new customers at a rate greater than SG&A expenses increased.

Other (Expense) Income, Net ($ in thousands)

	Three Months Ended February 28,		$	%
	2019	2018	Change	Change
Other (expense) income:
Net (loss) gain on trading securities	$(126)	$48	$(174)	(362.5)%
Interest and other (expense), net	(125)	(130)	5	3.8%
Other (expense) income, net	$(251)	$(82)	$(169)	(206.1)%
Percent of revenues	0.5%	0.2%

Other (expense) income, net primarily consists of income or losses on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2019, the Company recognized a net loss of $126,000 as compared to a net gain of $48,000 in Q2 2018 in net realized and unrealized gains. The decrease in trading securities in Q2 2019 was primarily due to timing of sales and purchases and general market climate of short and long positions during the period.

Interest and other expense decreased in Q2 2019 compared to Q2 2018 due to an overall decrease in the Company’s line of credit balance with the Bank during the period.

Income Tax Provision ($ in thousands)

	Three Months Ended February 28,		$	%
	2019	2018	Change	Change

Income tax provision	$580	$571	$9	1.6%
Percent of pre-tax income	22.8%	30.2%		(7.4)%

The provision for income taxes increased by $9,000 in Q2 2019 over the prior year period. This increase was primarily due to higher taxable income in the current quarter as compared to the prior year period. The percent of pre-tax income decreased from 30.2% at Q2 2018 to 22.8% for Q2 2019. The decrease in the rate was primarily due to the Tax Cut and Jobs Act becoming effective as of January 1, 2018, during the prior year period, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and eliminating the domestic production activities deduction. See Note 6.

Comparison of the Six Months Ended February 28, 2019 and 2018

Revenues and Gross Profit ($ in thousands)

	Six Months Ended February 28,		$	%
	2019	2018	Change	Change

Revenues	$103,345	$87,212	$16,133	18.5%
Cost of revenues	74,724	62,584	12,140	19.4%
Gross margin	$28,621	$24,628	$3,993	16.2%
Percent of revenues	27.7%	28.2%		(0.5)%

The increase in revenues in the six months ended February 28, 2019 as compared to the six months ended February 28, 2018 was largely due to increased unit sales in the current period compared to the prior year period, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates. Further, the increase was due to a higher volume of product sales, and increased sales department headcount over the prior year period. Revenues have also increased due to the Company continuing to focus on relationship building programs with current and potential customers and vendors.

The gross margin as a percent of revenue remained relatively consistent with the prior year period, decreasing slightly by 0.5%. The decrease in gross margins in the six months ended February 28, 2019 as compared to the six months ended February 28, 2018 is primarily due to the mix of products sold in each respective period.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended February 28,		$	%
	2019	2018	Change	Change

Selling, general and administrative expenses	$23,210	$20,817	$2,393	11.5%
Percent of revenues	22.5%	23.9%		(1.4)%

SG&A in the six months ended February 28, 2019 increased from the prior year period largely due to an increase in annual employee wage raises and bonuses, increase in employee headcount, and to a lesser extent, due to larger leased properties which had rent escalations. SG&A as a percent of revenue in Q2 2019 decreased from Q2 2018 primarily due to the Company being able to increase sales with current and new customers at a rate greater than SG&A expenses increased.

Other Income (Expense), Net ($ in thousands)

	Six Months Ended February 28,		$	%
	2019	2018	Change	Change
Other income:
Net gain on trading securities	$102	$251	$(149)	(59.4)%
Interest expense, net	(202)	(231)	29	12.6%
Other income, net	$(100)	$20	$(120)	(600.0)%
Percent of revenues	-%	-%

During the six months ended February 28, 2019, the Company recognized a net gain of $102,000 as compared to a net gain of $251,000 in the six months ended February 28, 2018 in net realized and unrealized gains. The increase in trading securities for the current six month period was primarily due to timing of sales and purchases and general market climate of short and long positions during the period.

Interest and other expense decreased in the six months ended February 28, 2019 compared to the prior year period due to an overall lower balance in the Company’s line of credit with the Bank in the current period when compared to the prior year period.

Income Tax Provision ($ in thousands)

	Six Months Ended February 28,		$	%
	2019	2018	Change	Change

Income tax provision	$1,425	$1,317	$108	8.2%
Percent of pre-tax income	26.8%	34.4%		(7.6)%

The provision for income taxes increased by $108,000 in the six month period ended February 28, 2019 over the prior year period. This was primarily the result of higher taxable net income in the current period as compared to the prior year period. The percent of pre-tax income decreased from 34.4% to 26.8% when comparing the six months ended February 28, 2018 to February 28, 2019. The decrease in the rate was primarily due to the Tax Cut and Jobs Act becoming effective as of January 1, 2018, during the prior year period, which enacted significant changes to U.S. tax and related laws. Further, the decrease in the rate is due to an increase in deferred tax assets and permanent deductible expense items during the six months ended February 28, 2019.

Liquidity and Capital Resources

The Company has historically been funded from positive cash flow generated from its operations. As of February 28, 2019 and August 31, 2018, the Company held approximately $3,982,000 and $2,705,000 of unrestricted cash and cash equivalents, respectively.

In addition, the Company currently has a $10,000,000 line of credit agreement with the Bank, which bank was recently acquired by CVB Financial Corp., the parent company of Citizens Business Bank. On July 24, 2018, the Company entered into a Change in Terms Agreement dated July 12, 2018 with the Bank (the “Amendment”). The Amendment modifies the Company’s $10,000,000 line of credit between the Company and the Bank to: (i) extend the expiration date of the line of credit under the agreement from March 1, 2019 to August 20, 2020; (ii) reduce the default variable interest index rate by .500% (Wall Street Journal Prime Rate less .500%); and (iii) add the following two other interest rate options that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): (A) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; or (B) the One (1) Year Libor plus a margin of 1.550%, as more fully described in the Amendment. The amounts outstanding under this line of credit as of February 28, 2019 is currently all under the default variable interest index rate. The line of credit agreement contains financial and other covenants that have not been modified by the Amendment. Borrowings under this agreement bear interest at the bank’s reference rate, which is the Prime Rate (5.50% at February 28, 2019 and 5.00% at August 31, 2018) less .500%. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of February 28, 2019 and 2018 were $7,680,000 and $8,485,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2019 and August 31, 2018, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank. The proceeds of the loan were used to purchase the Lakeview Property located in Anaheim, California Lakeview Property. This loan is payable in 35 regular monthly payments of $27,142 and one last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears a variable interest rate that is 1.70% plus one year LIBOR, which is periodically reset based on one year LIBOR no more than once in any 12 month period at the election of the bank. At February 28, 2019 and August 31, 2018, the one year LIBOR was 2.7%. At February 28, 2019, the outstanding balance of this loan was $5,191,000.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

The Company plans to move its corporate headquarters within the next 12 months to a significantly larger facility owned by the Trust in Anaheim, California. In preparation for this move, the Company expects to incur higher capital expenses during the next years for capital costs for tenant improvements to modify this facility to meet the Company’s requirements.

The Company also held $1,877,000 and $2,846,000 of marketable securities at February 28, 2019 and August 31, 2018, respectively, which could be liquidated, if necessary.

Cash Flows from Operating Activities

Cash used in operating activities was $1,696,000 for the six months ended February 28, 2018 as compared with cash used in operations of $4,681,000 for the six months ended February 28, 2019. The increase in current period cash used by operating activities was primarily due to the increase in trade accounts receivable, inventory, and prepaid expenses and other current assets in the current period, which was largely related to an increase in becoming an authorized product lines distributor through various vendors and increased revenues in the six months ended February 28, 2019. This was partially offset by an increase in net income and accrued expenses in the current period. The prior year cash used in operating activities was primarily due to an increase in accounts receivables, inventory, and expenses and other current assets.

Cash Flows from Investing Activities

Cash used in investing activities was $1,642,000 for the six months ended February 28, 2018 as compared with cash provided in such activities of $626,000 for the six months ended February 28, 2019. The increase in cash flow from investing activities in the current year period compared to the prior year period was primarily due to the Company’s sale of marketable securities of $1,071,000 and decreased spending on equipment and leasehold improvements in the six months ending February 28, 2019. The prior year cash used in investing activities was primarily due to the Company’s purchases in Q1 2018 of equipment and leasehold improvements and marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended February 28, 2018 was $2,597,000 as compared with cash provided of $4,940,000 for the six months ended February 28, 2019. The increase in cash provided by financing activities comparing the current period to the prior year period is primarily due to larger borrowing of $4,593,000 on the Company’s line of credit, partially offset by a lower bank overdraft for the current year period. The increase in borrowing on the line of credit in current period was primarily due to an increase in purchasing of inventory. Cash provided by financing activities in the prior year period is primarily due to borrowings of $1,525,000 on the Company’s revolving line of credit and a change in bank overdraft of $1,145,000 due to timing of when purchases were paid.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow from operations, the Company finances its operations through borrowings under its line of credit.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and capital leases are recorded as liabilities on the consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the Company’s annual report on Form 10-K for the year ended August 31, 2018 as filed with the SEC on November 28, 2018.

Within the next 10 months, the Company plans to relocate its corporate headquarters and Anaheim distribution center to an 80,000 square foot facility in Anaheim, California that is owned by the Trust. The Company has not executed a lease for such facility, however, but plans to enter into a new lease with the Trust in the near future.

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

As of February 28, 2019, Glen Ceiley, our Chairman and CEO, beneficially owned or controlled approximately 97% of our outstanding voting stock. As a result, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

Substantially all of our agreements with suppliers, including our authorized distributor agreements, are terminable by some suppliers with little or no notice and without any penalty. Suppliers that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other distributors or channels. Any termination, interruption or adverse modification of our relationship with a key supplier or a significant number of other suppliers would likely adversely affect our operating income, cash flow and future prospects.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. Our current business strategy focuses on opening a specified number of new sales offices each year, and quickly growing each new sales office. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our cash and cash equivalents at February 28, 2019 was approximately $4 million. The total outstanding on our line of credit as of February 28, 2019 was approximately $7.7 million, which the line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable terms, on a timely basis or at all. The securities to be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of February 28, 2019, the number of shares held by non-affiliates of Mr. Ceiley was less than 150,000 shares. If Mr. Ceiley or any other shareholder sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

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

EACO CORPORATION
(Registrant)

Date: April 12, 2019	/s/ Glen Ceiley
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

