Form 10-Q
period 2019-05-31
EACO CORP
filed 2019-07-12
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

(714) 876-2490

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EACO	OTCQB

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

Yes ☐   No ☒

As of July 12, 2019, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2019	2018	2019	2018
Revenues	$57,840	$51,723	$161,185	$138,935
Cost of revenues	41,715	36,647	116,439	99,231
Gross margin	16,125	15,076	44,746	39,704
Operating expenses:
Selling, general and administrative expenses	12,353	11,643	35,563	32,460
Income from operations	3,772	3,433	9,183	7,244

Other income (expense):
Net gain (loss) on trading securities	413	(65)	515	186
Interest and other (expense), net	(128)	(122)	(330)	(353)
Total other income (expense), net	285	(187)	185	(167)
Income before income taxes	4,057	3,246	9,368	7,077
Provision for income taxes	1,113	993	2,538	2,310
Net income	2,944	2,253	6,830	4,767
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)
Net income attributable to common shareholders	$2,925	$2,234	$6,773	$4,710
Basic and diluted earnings per share:	$0.60	$0.46	$1.39	$0.97
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net income	$2,944	$2,253	$6,830	$4,767
Other comprehensive (loss) gain, net of tax:
Foreign translation gain (loss)	(315)	93	(38)	160
Total comprehensive income	$2,629	$2,346	$6,792	$4,927

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	May 31,	August 31,
	2019	2018*
ASSETS
Current Assets:
Cash and cash equivalents	$5,582	$2,705
Restricted cash, current	2,334	933
Trade accounts receivable, net	28,583	26,277
Inventory, net	36,540	30,531
Marketable securities, trading	968	2,846
Prepaid expenses and other current assets	3,185	1,590
Total current assets	77,192	64,882
Non-current Assets:
Property, equipment and leasehold improvements, net	9,900	9,847
Other assets	1,673	1,570
Total assets	$88,765	$76,299
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$20,171	$17,678
Accrued expenses and other current liabilities	5,601	7,452
Current portion of long-term debt	5,166	146
Liability for short sales of trading securities	2,334	933
Total current liabilities	33,272	26,209
Non-current Liabilities:
Long-term debt	6,872	8,204
Total liabilities	40,144	34,413
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	890	928
Retained earnings	35,303	28,530
Total shareholders’ equity	48,621	41,886
Total liabilities and shareholders’ equity	$88,765	$76,299

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2018 as filed with the U. S. Securities and Exchange Commission on November 28, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2018 *	36,000	$1	4,861,590	$49	$12,378	$928	$28,530	$41,886
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	158	—	158
Net income	—	—	—	—	—	—	1,925	1,925
Balance, November 30, 2018	36,000	$1	4,861,590	$49	$12,378	$1,086	$30,436	$43,950
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	119	—	119
Net income	—	—	—	—	—	—	1,961	1,961
Balance, February 28, 2019	36,000	$1	4,861,590	$49	$12,378	$1,205	$32,378	$46,011
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	—	2,944	2,944
Balance, May 31, 2019	36,000	$1	4,861,590	$49	$12,378	$890	$35,303	$48,621

Balance, August 31, 2017 *	36,000	$1	4,861,590	$49	$12,378	$747	$21,657	$34,832
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	148	—	148
Net income	—	—	—	—	—	—	1,195	1,195
Balance, November 30, 2017	36,000	$1	4,861,590	$49	$12,378	$895	$22,833	$36,156
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	(81)	—	(81)
Net income	—	—	—	—	—	—	1,319	1,319
Balance, February 28, 2018	36,000	$1	4,861,590	$49	$12,378	$814	$24,133	$37,375
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	93	—	93
Net income	—	—	—	—	—	—	2,253	2,253
Balance, May 31, 2018	36,000	$1	4,861,590	$49	$12,378	$907	$26,367	$39,702

*	Derived from the Company’s audited financial statements included in its Form 10-K for the years ended August 31, 2018 and 2017 as filed with the U. S. Securities and Exchange Commission on November 28, 2018 and 2017, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2019	2018
Operating activities:
Net income	$6,830	$4,767
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	772	752
Bad debt expense	193	70
Change in inventory reserve	116	157
Net gain on trading securities	(515)	(186)
(Increase) decrease in:
Trade accounts receivable	(2,499)	(3,078)
Inventory	(6,125)	(3,141)
Prepaid expenses and other assets	(1,698)	(1,231)
Increase (decrease) in:
Trade accounts payable	2,960	3,084
Accrued expenses and other current liabilities	(1,851)	328
Net cash (used in) provided by operating activities	(1,817)	1,522
Investing activities:
Purchase of property, equipment and leasehold improvements	(825)	(1,423)
Sale (purchase) of marketable securities, trading	2,393	(896)
Net change in securities sold short	1,401	116
Net cash provided by (used in) investing activities	2,969	(2,203)
Financing activities:
Net borrowings (payments) on revolving credit facility	3,797	(260)
Preferred dividends	(57)	(57)
Net change in bank overdraft	(467)	166
Payments on long-term debt	(109)	(105)
Net cash provided by (used in) financing activities	3,164	(256)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(38)	160
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,278	(777)
Cash, cash equivalents, and restricted cash - beginning of period	3,638	4,577
Cash, cash equivalents, and restricted cash - end of period	$7,916	$3,800
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,059	$2,241
Cash paid for interest	$325	$375

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 (“fiscal 2018”). The condensed consolidated balance sheet as of August 31, 2018 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2018. Operating results for the three and nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $111,000 at May 31, 2019 and August 31, 2018.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are reduced by a reserve for slow moving or obsolete items of $1,492,000 and $1,376,000 at May 31, 2019 and August 31, 2018, respectively. The reserve is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $2,334,000 and $933,000 at May 31, 2019 and August 31, 2018, respectively.

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

The Company’s performance obligations consist solely of product shipped to customers.  Revenue from product sales is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for these products.  Revenue is recognized net of returns and any taxes collected from customers.  We offer industry standard contractual terms in our purchase orders.

Earnings Per Common Share

Basic earnings per common share for the three and nine months ended May 31, 2019 and 2018 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the quarters ended May 31, 2019 and 2018. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rates of Canadian dollars to U.S. dollars for the quarter ended May 31, 2019 and 2018 were $0.75 and $0.78, respectively. The average exchange rates of Canadian dollars to U.S. dollars for the nine months ended May 31, 2019 and 2018 were $0.75 and $0.79, respectively.

Concentrations

Net sales to customers outside the United States were approximately 9% of revenues for each of the nine months ended May 31, 2019 and 2018, and related accounts receivable were approximately 10% and 11% of total accounts receivable for each period at May 31, 2019 and 2018, respectively.

No single customer accounted for more than 10% of revenues and accounts receivable for the three and nine months ended May 31, 2019 or 2018.

Significant Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede the previous revenue recognition guidance under current GAAP. This guidance presents steps for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance beginning in the fiscal year ending August 31, 2019 (“fiscal 2019”) using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require a lessee to recognize assets and liabilities for all leases with terms of more than 12 months. Both capital and operating leases will need to be recognized on the balance sheet. This guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating this statement and its impact on the Company’s results of operations and financial position.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance became effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company has adopted the guidance of this standard effective September 1, 2018 for fiscal 2019.

Note 3. Debt

The Company currently has a $10,000,000 line of credit agreement with Citizens Business Bank (the “Bank”). This line of credit was originally held with Community Bank, N.A., which bank was recently acquired by CVB Financial Corp., the parent company of Citizens Business Bank. On July 24, 2018, the Company entered into a Change in Terms Agreement dated July 12, 2018 with the Bank (the “Amendment”). The Amendment modified the Company’s $10,000,000 line of credit between the Company and the Bank to: (i) extend the expiration date of the line of credit under the agreement from March 1, 2019 to August 20, 2020; (ii) reduce the default variable interest index rate by .500% (Wall Street Journal Prime Rate less .500%); and (iii) add the following two other interest rate options that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): (A) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; or (B) the One (1) Year Libor plus a margin of 1.550%, as more fully described in the Amendment. The line of credit agreement contains financial and other covenants that have not been modified by the Amendment. The outstanding balance under this line of credit as of May 31, 2019 is currently under the default variable interest index rate, which bears interest at the bank’s reference rate, which is the Prime Rate (5.50% at May 31, 2019 and 5.00% at August 31, 2018) less .500%. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of May 31, 2019 and August 31, 2018 were $6,872,000 and $3,113,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2019 and August 31, 2018, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California (“Lakeview Property”). This loan is payable in 35 regular monthly payments of $27,142 and one last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears a variable interest rate that is 1.70% plus one year LIBOR, which is periodically reset based on one year LIBOR no more than once in any 12 month period at the election of the bank. At May 31, 2019 and August 31, 2018, the one year LIBOR was 2.7% at May 31, 2019 and August 31, 2018 and the outstanding balance of this loan was $5,166,000 and $5,237,000, respectively. The Company’s future principal loan payments for the fiscal years ending August 31, 2019 and August 31, 2020 are approximately $49,000 and $5,117,000, respectively.

Note 4. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018

EPS:
Net income	$2,944	$2,253	$6,830	$4,767
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$2,925	$2,234	$6,773	$4,710

Earnings per common share – basic and diluted	$0.60	$0.46	$1.39	$0.97

For the three and nine months ended May 31, 2019 and 2018, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been included in the computation of diluted earnings per share.

Note 5. Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Lease”) from a grantor trust (the “Trust”) that is beneficially owned by the Company’s majority shareholder, who is also the Company’s Chairman and CEO. The Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Lease. During the three months ended May 31, 2019 and 2018, the Company incurred approximately $68,000 of expense related to this lease for both periods.

Within the next seven months, the Company plans to relocate its corporate headquarters and Anaheim distribution center to an 80,000 square foot facility in Anaheim, California that is owned by the Trust. The Company plans to enter into a new lease with the Trust in the near future concerning such facility. Tenant improvements to the new facility is scheduled to start on September 1, 2019 with a completion date of late December 2019 and a move in period during January 2020. Whereas the existing property has been listed for sale, the Company does not intend to transfer the existing property to a buyer until it processes uncompleted customer orders at the existing facility and it completes the construction of tenant improvements at the new facility.

Note 6. Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered, and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that other than deferred tax assets associated with certain state net operating losses and capital losses, net deferred tax assets will more likely than not be utilized. Therefore, a valuation allowance totaling $501,000 has been established against only those assets related to state net operating losses and capital losses.

The Tax Cuts and Jobs Act (the “Jobs Act”) was enacted on December 22, 2017. The Jobs Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. We previously completed our accounting for the tax effects of enactment of the Jobs Act and have determined no additional tax liability due to offsetting foreign tax credits. For the federal corporate rate differential for the year ended August 31, 2018, we recognized an amount of $184,000, which was included as a component of income tax expense from continuing operations. The Company is subject to taxation in the US, Canada and various states. We have elected to account for Global Intangible Low-Taxed Income (“GILTI”) in the year the tax is incurred.

During the three and nine months ended May 31, 2019, the Company recorded an income tax provision of $1,113,000 and $2,538,000, respectively, resulting in an effective tax rate of 27.4% and 27.1%, respectively. For the three and nine months ended May 31, 2018, the Company recorded income tax provision of $993,000 and $2,310,000, respectively, resulting in an effective tax rate of 30.6% and 32.6%, respectively. The current period effective tax rate differs from the current statutory rate of 21% primarily due to the state tax rates and valuation allowances against certain deferred tax assets and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and nine months ended May 31, 2019, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and nine months ended May 31, 2019, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next three months that would materially impact its consolidated financial statements.

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

Note 8. Subsequent Events

Management has evaluated events subsequent to May 31, 2019, through the date that these unaudited condensed consolidated financial statements are being filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in costs and overhead, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and good relationships with suppliers, the willingness of lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

The condensed consolidated financial statements comprise the accounts of EACO and its wholly-owned subsidiary, Bisco, and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (“ASU 2014-09”). The new revenue recognition standard provides a step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance beginning in fiscal 2019 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard will have on its condensed consolidated financial statements and related disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future condensed consolidated financial statements.

There have been no changes to the Company’s critical accounting policies for the three and nine months ended May 31, 2019, except for the adoption of ASC 606 referenced above. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 as filed with the SEC on November 28, 2018.

Results of Operations

Comparison of the Three Months Ended May 31, 2019 and 2018

Revenues and Gross Profit ($ in thousands)

	Three Months Ended May 31,		$	%
	2019	2018	Change	Change

Revenues	$57,840	$51,723	$6,117	11.8%
Cost of revenues	41,715	36,647	5,068	13.8%
Gross profit	$16,125	$15,076	$1,049	7.0%
Gross profit as a percent of revenues	27.9%	29.1%		(1.2)%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended May 31, 2019 (“Q3 2019”) as compared to the three months ended May 31, 2018 (“Q3 2018”) was largely due to a higher volume of product sales, increased sales department headcount over prior year quarter, increased product inventory, and increased productivity from the Company’s employees. Revenues have also increased due to the Company continuing to focus on relationship building programs with current and potential customers and vendors, which resulted in additional new authorized distributorships in the current fiscal year.

The gross margins in Q3 2019 decreased by 1.2% as a percentage of revenues when compared to Q3 2018. This decrease was primarily due to mix of products sold and discounts on large dollar volume orders in Q3 2019 compared to Q3 2018. Decreases in the margins are also due to increased expenses related to warehouse and supply chain that are allocated to the cost of revenues.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended May 31,		$	%
	2019	2018	Change	Change

Selling, general and administrative expenses	$12,353	$11,643	$710	6.1%
Percent of revenues	21.4%	22.5%		(1.1)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q3 2019 increased from Q3 2018 largely due to an increase in employee headcount, annual raises, higher sales bonuses related to higher sales, and to a lesser extent, due to rent escalation in leased properties, increases in IT consulting fees, and depreciation expense. SG&A as a percent of revenue in Q3 2019 decreased from Q3 2018 primarily due to the Company being able to increase sales with current and new customers at a rate greater than SG&A expenses increased.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended May 31,		$	%
	2019	2018	Change	Change

Other income (expense):
Net (loss) gain on trading securities	$413	$(65)	$478	735.4%
Interest and other (expense), net	(128)	(122)	(6)	(4.9)%
Other income (expense), net	$285	$(187)	$472	252.4%
Percent of revenues	0.5%	(0.4)%		0.9%

Other income (expense), net primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2019, the Company recognized a net gain on trading securities of $413,000 as compared to a net loss of $65,000 in Q3 2018 in net realized and unrealized gains. The increase in trading securities in Q3 2019 was primarily due to timing of sales and purchases and general market climate of short and long positions during the period.

Interest and other (expense) increased in Q3 2019 compared to Q3 2018 due to a higher balance held on the revolving line of credit during the current period. Decreases in the margins were also due to increased expenses related to warehouse and supply chain that are allocated to the cost of revenues.

Income Tax Provision ($ in thousands)

	Three Months Ended May 31,		$	%
	2019	2018	Change	Change

Income tax provision	$1,113	$993	$120	12.1%
Percent of pre-tax income	27.4%	30.6%		(8.9)%

The provision for income taxes increased by $120,000 in Q3 2019 over the prior year period. This increase was primarily due to higher taxable income in the current quarter as compared to the prior year period. The percent of pre-tax income remained consistent with prior quarter, decreasing from 30.6% at Q3 2018 to 27.4% for Q3 2019. The difference is primarily due to valuation allowances against certain deferred tax assets and permanent book tax differences.

Comparison of the Nine Months Ended May 31, 2019 and 2018

Revenues and Gross Profit ($ in thousands)

	Nine Months Ended May 31,		$	%
	2019	2018	Change	Change

Revenues	$161,185	$138,935	$22,250	16.0%
Cost of revenues	116,439	99,231	17,208	17.3%
Gross profit	$44,746	$39,704	$5,042	12.7%
Gross profit as a percent of revenues	27.8%	28.6%		(0.8)%

The increase in revenues in the nine months ended May 31, 2019 as compared to the nine months ended May 31, 2018 was largely due to increased unit sales in the current period compared to the prior year period, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates. Further, the increase was due to a higher volume of product sales, and increased sales department headcount over the prior year period. Revenues have also increased due to the Company continuing to focus on relationship building programs with current and potential customers and vendors.

The gross margin as a percent of revenue remained relatively consistent with the prior year period, decreasing slightly by 0.8%. The decrease in gross margins in the nine months ended May 31, 2019 as compared to the nine months ended May 31, 2018 was primarily due to the mix of products sold in each respective period. Decreases in the margins are also due to increased expenses related to warehouse and supply chain that are allocated to the cost of revenues.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended May 31,		$	%
	2019	2018	Change	Change

Selling, general and administrative expenses	$35,563	$32,460	$3,103	9.6%
Percent of revenues	22.1%	23.4%		(1.3)%

SG&A in the nine months ended May 31, 2019 increased from the prior year period largely due to an increase in annual employee wage raises, increase in bonuses due to higher sales, increase in employee headcount, and to a lesser extent, due to larger leased properties which had rent escalations. SG&A as a percent of revenue in Q3 2019 decreased from Q3 2018 primarily due to the Company being able to increase sales with current and new customers at a rate greater than SG&A expenses increased.

Other Income (Expense), Net ($ in thousands)

	Nine Months Ended May 31,		$	%
	2019	2018	Change	Change

Other income (expense):
Net (loss) gain on trading securities	$515	$186	$329	176.9%
Interest and other (expense), net	(330)	(353)	23	6.5%
Other income (expense), net	$185	$(167)	$352	210.8%
Percent of revenues	0.1%	(0.1)%		0.2%

During the nine months ended May 31, 2019, the Company recognized a net gain on sale of trading securities of $515,000 as compared to a net gain of $186,000 in the nine months ended May 31, 2018 in net realized and unrealized gains. The increase in trading securities for the current nine month period was primarily due to timing of sales and purchases and general market climate of short and long positions during the period.

Interest and other expense decreased in the nine months ended May 31, 2019 compared to the prior year period due to an overall lower balance in the Company’s line of credit with the Bank in the current period when compared to the prior year period.

Income Tax Provision ($ in thousands)

	Nine Months Ended May 31,		$	%
	2019	2018	Change	Change

Income tax provision	$2,538	$2,310	$228	9.9%
Percent of pre-tax income	27.1%	32.6%		(5.5)%

The provision for income taxes increased by $228,000 in the nine month period ended May 31, 2019 over the prior year period. This was primarily the result of higher taxable net income in the current period as compared to the prior year period. The percent of pre-tax income decreased from 32.6% to 27.1% when comparing the nine months ended May 31, 2018 to May 31, 2019. The decrease in the tax rate was primarily due to the Tax Cut and Jobs Act becoming effective as of January 1, 2018, during the prior year period, which enacted significant changes to U.S. tax and related laws. Further, the decrease in the rate is due to an increase in deferred tax assets and permanent deductible expense items during the nine months ended May 31, 2019.

Liquidity and Capital Resources

The Company has historically been funded from positive cash flow generated from its operations. As of May 31, 2019 and August 31, 2018, the Company held approximately $5,582,000 and $2,705,000 of unrestricted cash and cash equivalents, respectively.

In addition, the Company currently has a $10,000,000 line of credit agreement with the Bank. On July 24, 2018, the Company entered into a Change in Terms Agreement dated July 12, 2018 with the Bank (the “Amendment”). The Amendment modifies the Company’s $10,000,000 line of credit between the Company and the Bank to: (i) extend the expiration date of the line of credit under the agreement from March 1, 2019 to August 20, 2020; (ii) reduce the default variable interest index rate by .500% (Wall Street Journal Prime Rate less .500%); and (iii) add the following two other interest rate options that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): (A) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; or (B) the One (1) Year Libor plus a margin of 1.550%, as more fully described in the Amendment. The amounts outstanding under this line of credit as of May 31, 2019 is currently all under the default variable interest index rate. The line of credit agreement contains financial and other covenants that have not been modified by the Amendment. Borrowings under this agreement bear interest at the bank’s reference rate, which is the Prime Rate (5.50% at May 31, 2019 and 5.00% at August 31, 2018) less .500%. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of May 31, 2019 and 2018 were $6,872,000 and $6,668,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2019 and August 31, 2018, the Company was in compliance with all such covenants.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank. The proceeds of the loan were used to purchase the Lakeview Property located in Anaheim, California Lakeview Property. This loan is payable in 35 regular monthly payments of $27,142 and one last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears a variable interest rate that is 1.70% plus one year LIBOR, which is periodically reset based on one year LIBOR no more than once in any 12 month period at the election of the Bank. At May 31, 2019 and August 31, 2018, the one year LIBOR was 2.7%. At May 31, 2019, the outstanding balance of this loan was $5,166,000.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

The Company plans to move its corporate headquarters within the next seven months to a significantly larger facility owned by the Trust in Anaheim, California. In preparation for this move, the Company expects to incur higher capital expenses during the next years for capital costs for tenant improvements to modify this facility to meet the Company’s requirements.

The Company also held $968,000 and $2,846,000 of marketable securities at May 31, 2019 and August 31, 2018, respectively, which could be liquidated, if necessary.

Cash Flows from Operating Activities

Cash provided by operating activities was $1,522,000 for the nine months ended May 31, 2018 as compared with cash used in operations of $1,817,000 for the nine months ended May 31, 2019. The increase in current period cash used by operating activities was primarily due to the increase in trade accounts receivable, higher inventory to support higher sales, and prepaid expenses and other current assets in the current period, which was largely related to an increase in becoming an authorized product lines distributor through various vendors and increased revenues in the nine months ended May 31, 2019. This was partially offset by an increase in net income and trade accounts payable in the current period. The prior year cash provided in operating activities was primarily due to an increase in trade accounts payables.

Cash Flows from Investing Activities

Cash used in investing activities was $2,203,000 for the nine months ended May 31, 2018 as compared with cash provided by such activities of $2,969,000 for the nine months ended May 31, 2019. The increase in cash flow from investing activities in the current year period compared to the prior year period was primarily due to the Company’s sale of marketable securities of $2,393,000 and a net increase in securities sold short in the nine months ending May 31, 2019. The prior year cash used in investing activities was primarily due to the Company’s purchases of securities in the nine months ending May 31, 2018 of equipment and leasehold improvements and marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended May 31, 2018 was $256,000 as compared with cash provided by financing of $3,164,000 for the nine months ended May 31, 2019. The increase in cash provided by financing activities comparing the current period to the prior year period is primarily due to larger borrowing of $3,797,000 on the Company’s line of credit, partially offset by a lower bank overdraft for the current year period. The increase in borrowing on the line of credit in current period was primarily due to an increase in purchasing of inventory. Cash used by financing activities in the prior year period is primarily due to payments of $260,000 on the Company’s revolving line of credit.

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

Within the next 7 months, the Company plans to relocate its corporate headquarters and Anaheim distribution center to an 80,000 square foot facility in Anaheim, California that is owned by the Trust. The Company anticipates it will incur additional capital expenditures of approximately $3,500,000 for tenant improvements related to the new headquarters between September 1, 2019 to December 2019. The Company has not executed a lease for such facility, however, but plans to enter into a new lease with the Trust in the near future.

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

As of May 31, 2019, Glen Ceiley, our Chairman and CEO, beneficially owned or controlled approximately 97% of our outstanding voting stock. As a result, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including significant corporate transactions requiring a stockholder vote, such as the selection and election of our board and a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

Bisco has historically supplemented its capital resources from cash generated by trading in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead, and has led, to significant losses based on market conditions and trends, as well as the performance of the specific companies in which we invest. We may continue to incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our cash and cash equivalents at May 31, 2019 was approximately $5.6 million. The total outstanding on our line of credit as of May 31, 2019 was approximately $6.8 million, which the line of credit is secured by substantially all of Bisco’s assets. Our ability to continue to draw on our line of credit is subject to our satisfaction of certain covenants contained in such agreement. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of May 31, 2019, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley or any other shareholder sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

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

EACO CORPORATION
(Registrant)

Date: July 12, 2019	/s/ Glen Ceiley
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