Form 10-K
period 2019-08-31
EACO CORP
filed 2019-11-27
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging& growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed third fiscal quarter (based upon the closing sale price of the common stock on that date) was approximately $1,732,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of November 27, 2019, 4,861,590 shares of the registrant’s common stock were outstanding.

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

PART I

Item 1.  Business

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco is a distributor of electronic components and fasteners with 48 sales offices and seven distribution centers located throughout the United States and also in Ontario Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Operations

Products and Services

Bisco stocks thousands of items from more than 260 manufacturers. Bisco’s products include electronic components such as spacers and standoffs, card guides and ejectors, component holders and fuses, circuit board connectors, and cable components, as well as a large variety of fasteners and hardware. The breadth of Bisco’s products and extensive inventory provide a one-stop shopping experience for many customers.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2019, Bisco had more than 10,000 customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the fiscal year ended August 31, 2019. For each of the fiscal years ended August 31, 2019 and 2018 (“fiscal 2019” and “fiscal 2018,” respectively), Bisco’s top 20 customers represented in the aggregate approximately 14% of Bisco’s revenues in both fiscal 2019 and fiscal 2018.

Bisco generally sells its products through its sales representatives in its 49 sales offices located in the United States and Canada. Customers can also place orders through Bisco’s website. Bisco currently maintains seven distribution centers located in Anaheim and San Jose, California; Dallas, Texas; Chicago, Illinois; Boston, Massachusetts; Atlanta, Georgia; and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s management and salespersons with online, real-time data regarding inventory levels throughout Bisco and facilitates control of purchasing, shipping and billing. Bisco generally ships products to customers from one of its seven distribution centers, based on the geographic proximity to the customer and the location of the available ordered products.

Bisco sells its products primarily in the United States and Canada. Bisco’s international sales represented 9.3% and 8.6% of its sales in fiscal 2019 and fiscal 2018, respectively. Sales to customers in Canada accounted for approximately 41% and 42% of such international sales in fiscal 2019 and fiscal 2018, respectively.

Suppliers

As of August 31, 2019, Bisco offered products from over 260 manufacturers. The authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does perform kitting and packaging of existing products for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2019 or fiscal 2018.

Employees

As of August 31, 2019, the Company had 489 full-time employees. 311 of these employees were in sales and marketing and 178 were in management, administration and finance.

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

As a result of the continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Sales of our products are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, shipping costs, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, if economic conditions significantly weaken on a global scale it may cause some of our customers to experience a slowdown, from time to time, which may in turn have an adverse effect on our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

The Company’s Chairman and CEO holds almost all of our voting stock and can control the election of directors and significant corporate actions.

Glen Ceiley, our Chairman and CEO, beneficially owns or controls approximately 97% of our outstanding voting stock. As such, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including the election of the Board of Directors and significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

We have from time to time had material weaknesses in our internal controls over financial reporting due to a variety of issues, including without limitation, significant deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

We have incurred significant losses in the past from trading in securities, and we may incur such losses in the future, which may also cause us to be in violation of covenants under our loan agreement.

Bisco has historically supplemented its capital resources in part from cash generated by trading in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize return. This strategy can lead, and has led, to significant losses from time to time based on market conditions and trends, as well as the performance of the specific companies in which we invest. We may incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Citizen’s Business Bank, located in Anaheim, CA. The agreement is secured by substantially all of Bisco’s assets. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit or the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

The market for our products and services is very competitive. We compete for customers with other distributors, who sell similar or sometimes identical products, as well as with many of our suppliers. A failure to maintain and enhance our competitive position could adversely affect our business and prospects. Furthermore, our efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability. Some of our competitors may have greater financial, personnel, capacity and other resources or a more extensive customer base than we do.

Our strategy of expanding into new geographic areas could be costly and may not expand our revenues.

One of our primary growth strategies is to grow our business through the opening of sales offices in new geographic markets. This strategy requires continued investment, both financially, as well as management’s efforts to get the new offices operational. Based on our analysis of demographics in the United States, Canada and Mexico, we currently estimate there is potential market opportunity in North America to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful or profitable in the near future, or at all. In addition, a particular local market’s ability to support a sales office may change due to competition or local economic conditions.

We may be unable to meet our goals regarding new office openings.

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. During fiscal 2019, the Company opened one new geographical sales location and relocated some existing locations to larger office locations within its original region and expanded sales and operating headcount. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of August 31, 2019 was approximately $6.1 million, which line of credit is secured by substantially all of Bisco’s assets. Further, The Company currently has $5.1 million outstanding on its mortgage loan agreement related to the Lakeview Property and recently entered into a new loan agreement with the Bank to borrow up to $5 million for the primary purpose of financing tenant improvements on the new corporate headquarters. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of August 31, 2019, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

Inclement weather and other disruptions to the transportation network could impact our distribution system.

Our ability to provide efficient shipment of products to our customers is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports have in the past, and may in the future, affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our relationship with our customers, reputation, and our results of operations. In addition, severe weather conditions could adversely impact demand for our products in particularly hard hit regions.

Our advertising and marketing efforts may be costly and may not achieve desired results.

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For fiscal 2019 and fiscal 2018, we spent $392,000 and $380,000 on advertising, respectively.

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

Item 2.  Properties

We have 49 sales offices and seven distribution centers located throughout the United States and in Canada. Our corporate headquarters and one of our primary distribution centers is located at 1500 North Lakeview Loop in Anaheim, California (“Lakeview Property”) and consists of approximately 40,000 square feet of office and warehouse space. On May 19, 2017, the Company purchased the Lakeview Property for $7,200,000 from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder. In September 2019, Bisco entered into Commercial Lease Agreement with the Trust, pursuant to which Bisco has leased from the Trust, approximately 80,000 square feet of office and warehouse space located at 5037 and 5065 East Hunter Avenue, Anaheim, California (the “Hunter Property”), which will serve as the Company’s new corporate headquarters, and has a term that expires on August 31, 2029. The initial base rent for this lease is $66,300 per month, which increases by 2.5% annually over the term of the lease. The Company plans to relocate its corporate headquarters to the Hunter Property in January 2020.

Bisco also leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Heights Lease”) from the Trust, which has a term that expires in May 2029. The initial base rent for this lease is $66,300 per month, which increases by 2.5% annually over the term of the lease.

All of our other properties are leased, consisting of sales offices and warehouse space. Leases of sales offices generally have a lease term of three years and warehouse locations with a lease term of five to ten years. For additional information regarding our obligations under property leases, see Note 8 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

In September 2019, the Company entered into a Standard, Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “Lakeview Purchase Agreement”) with a third party, Charles Alemi or his assignee, pursuant to which Bisco agreed to sell the Lakeview Property to a third party, for a cash purchase price of $7,075,000, which closed on November 19, 2019. Pursuant to this agreement, Bisco will lease back the Lakeview Property until January 31, 2020 at rental rate of $30,000 per month on a gross basis.

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

As of August 31, 2019, the Company had no equity compensation plans. The Company did not grant or issue any unregistered shares of common stock during the fiscal 2019.  The Company did not repurchase any of its own common stock during fiscal 2019.

As of November 27, 2019, the Company had 215 shareholders of record.

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

Overview

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco, and includes Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Bisco is a distributor of electronic components and fasteners with 49 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Critical Accounting Policies

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a give-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.

The Company has adopted the guidance beginning in fiscal 2019 using the modified retrospective approach. The impact of adopting the standard on our consolidated financial statements and related disclosures was not material.

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

Inventory

The Company’s inventory provisions are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company. The Company’s methodology for estimating these adjustments to the cost basis is evaluated for factors that could require changes to the cost basis including significant changes in product demand, market conditions, condition of the inventory or net realizable value. If business or economic conditions change, the Company’s estimates and assumptions may be adjusted as deemed appropriate.

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2019 and 2018

Revenues and Gross Margin (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2019	2018	Change	Change
Revenues	$221,241	$193,284	$27,957	14.5%
Cost of revenues	160,008	138,255	21,753	15.7%
Gross margin	$61,233	55,029	$6,204	11.3%
Percent of revenues	27.7%	28.5%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in fiscal 2019 compared to fiscal 2018 was largely due to a higher volume of product sales, strategically increased head count of sales and operations employees over the prior year period (and lower sales employee turnover in the current year period), as well as increased productivity from the Company’s employees. Revenues have also increased due in part to the Company’s purchase of a broader range of inventory in the current year and the Company’s focus on relationship building programs with current and potential customers and vendors, which resulted in additional new authorized distributorships in the current fiscal year.

The gross margins in fiscal 2019 decreased by 0.8% as a percentage of revenues when compared to fiscal 2018. This decrease was primarily due to mix of products sold and discounts on large dollar volume orders in fiscal 2019 compared to fiscal 2018. Decreases in the margins are also due to increased expenses related to warehouse and supply chain that are allocated to the cost of revenues.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2019	2018	Change	Change
Selling, general and administrative expenses	$48,213	$44,705	$3,508	7.8%
Percent of revenues	21.8%	23.1%		(1.3)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and advertising costs. SG&A in fiscal 2019 increased from fiscal 2018 largely due to higher bonuses related to the higher sales in fiscal 2019, as well as annual raises in employee salaries, an increase in the number of sales and administrative employees from 464 employees in fiscal 2018 to 489 employees in fiscal 2019. SG&A also increased due to rent increases in fiscal 2019 related to facility leases, and higher depreciation expense. SG&A as a percent of revenue in fiscal 2019 decreased from fiscal 2018 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2019	2018	Change	Change
Other (expense) income:
Realized profit (loss) on sales of marketable trading securities	$775	$(18)	$793	4405.6%
Unrealized (loss) gain on marketable trading securities	(348)	291	(639)	(219.6)%
Interest and other (expense), net	(475)	(477)	2	0.4%
Other expense, net	$(48)	$(204)	$156	76.5%
Other expense, net as a percent of revenues	0.0%	(0.1%)

Other (expense) income includes income or losses on investments in short-term marketable equity securities of other publicly-held domestic corporations, and interest expense. The Company’s investment strategy consists of both long and short positions. The Company experienced net realized and unrealized gain from trading securities of approximately $427,000 during fiscal 2019 and $273,000 during fiscal 2018. The increase in trading securities gains in fiscal 2019 was primarily due to timing and general market climate of short positions at the year end.

Interest and other expense decreased slightly by $2,000, remaining consistent when comparing fiscal 2019 to fiscal 2018.

Income Tax Provision (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2019	2018	Change	Change
Provision for income taxes	$3,540	$3,171	$369	11.6%
Percent of pre-tax income	27.3%	31.3%		(4.0)%

The provision for income taxes increased by $369,000 in fiscal 2019 compared to fiscal 2018, which was primarily a result of higher estimated taxable income in fiscal 2019 as compared to fiscal 2018. The income tax provision as a percent of pre-tax income decreased by 4.0% in fiscal 2019 compared to fiscal 2018, which was primarily due to the Tax Cut and Jobs Act being in effect for the entire fiscal 2019, as compared to a partial period of fiscal 2018, which became effective as of January 1, 2018. Furthermore, the decrease was also due in part to valuation allowances against certain deferred tax assets and permanent book tax differences.

Liquidity and Capital Resources

As of August 31, 2019 and 2018, the Company held approximately $4,692,000 and $2,705,000 of unrestricted cash and cash equivalents, respectively. The Company also held $1,873,000 and $2,846,000 of marketable securities at August 31, 2019 and August 31, 2018, respectively, which could be liquidated, if necessary.

In July 2019, Bisco entered into two separate loan agreements with Citizen’s Business Bank (the “Bank”). The first Business Loan Agreement modifies Bisco’s existing $10 million line of credit with Community Bank, which was previously acquired by CVB Financial Corp, the parent company of Citizens Business Bank. In August 2018, Community Bank was merged with and into Bank. While Bisco technically entered into a new loan agreement with the Bank as the surviving corporation in the merger, Bisco also entered into a Change in Terms Agreement (the “Amendment”) to modify the terms of its existing line of credit pursuant to its original Promissory Note dated July 14, 2016 with Community Bank. Pursuant to this Change in Terms Agreement, Bisco’s existing line of credit with the Bank was amended to: (i) extend the expiration date of the line of credit under the agreement from August 20, 2020 to July 5, 2021; (ii) to change the monthly payment date to the fifth of every month; (iii)  to modify the variable interest rate on the line of credit, which is subject to change from time to time based on changes in an index, which is the Lender’s bank prime rate of index; (iv) to modify the interest rate option that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): (A) The variable interest index rate, which is Citizens Business Bank Prime Rate of Interest, which is the prime rate (5.25% at August 31, 2019) less 0.500%; (B) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; and (v) to replace the preferred rate of interest with a discounted rate. The amounts outstanding under this line of credit as of August 31, 2019 is currently all under the default variable interest index rate, which was 4.75% per annum as of August 31, 2019. The line of credit agreement contains financial and other covenants that have not been modified by the Amendment. Borrowings under this agreement bear interest at the bank’s reference rate, which is the Prime Rate (5.25% at August 31, 2019 and 5.00% at August 31, 2018) less .500%. The amounts outstanding under this line of credit as of August 31, 2019 and 2018 were $6,114,000 and $3,113,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2019 and August 31, 2018, the Company was in compliance with all such covenants.

Borrowings under this line of credit are secured by substantially all of the assets of the Company and its subsidiaries. EACO entered into a new Commercial Guaranty in July 2019 with the Bank and continues to guaranty the performance of all of Bisco’s obligations under this line of credit.

Bisco also entered into a new Loan Agreement with the Bank to borrow up to $5 million from the Lender (the “Construction Loan”) for the primary purpose of financing tenant improvements on the real property located at 5037 and 5065 East Hunter Avenue, Santa Ana, California (the “Property”), which will serve as the Company’s new corporate headquarters. This Property is owned by a trust beneficially owned and controlled by Mr. Glen F. Ceiley, the Chief Executive Officer, Chairman of the Board and majority stockholder of EACO. The Construction Loan is a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the loan will become a term loan. Interest on the Construction Loan is payable monthly subject to variable interest rates based on the bank’s internal prime rate (5.25% at August 31, 2019). The balance of the Construction Loan at August 31, 2019 was $342,000.

The Company plans to move its corporate headquarters during January 2020 to the the Hunter Property, which is significantly larger than our current headquarters. The Company expects to incur higher capital expenditures during the first and second quarter of fiscal year 2020 to fund tenant improvements to modify this facility to meet the Company’s requirements.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank. The proceeds of the loan were used to purchase the Lakeview Property located in Anaheim, California (the “Lakeview Loan”). This loan is payable in 35 regular monthly payments of $27,142 and one last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears a variable interest rate, which is 1.70% plus one year LIBOR (2.0% at August 31, 2019 and 2.8% at August 31, 2018). This rate can be periodically reset based on the one year LIBOR rate no more than once in any 12 month period at the election of the Bank. At August 31, 2019 and August 31, 2018, the one year LIBOR was 2.0% and 2.8%, respectively. At August 31, 2019, the outstanding balance of this loan was approximately $5,141,000. In September 2019, Bisco entered into the Purchase Agreement to sell the Lakeview Property for a cash purchase price of $7,075,000, which recently closed on November 19, 2019. Upon the closing, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Cash Flows from Operating Activities

During fiscal 2019, the Company used $908,000 in net cash from its operating activities. The current period cash used by operating activities was primarily due to the increase in trade accounts receivable, higher inventory to support higher sales, and prepaid expenses and other current assets in the current period, which was largely related to an increase in becoming an authorized product lines distributor through various vendors, which required initial investment in stocking inventories, and increased accounts receivable as a result of increased revenues in fiscal 2019. This was partially offset by higher net income in fiscal 2019 of $9,432,000, which was primarily due to higher sales and creating economies of scale with its SG&A overhead expenses and lower tax rates when compared to fiscal 2018. The Company had net non-cash charges of $1,886,000 primarily related to depreciation and amortization and unrealized loss on investments. Cash used in operating activities were also offset by increased trade accounts payables of $3,313,000, which was primarily attributed to increased inventory purchases.

During fiscal 2018, the Company’s operations provided $4,971,000 in net cash flow, which is comprised of $6,949,000 of net income and net non-cash charges of $668,000 primarily related to depreciation and amortization and partially offset by unrealized gain on investments and change in inventory provision The cash provided in operations was due primarily to an increase in trade accounts payables and accrued expenses of $4,009,000 and $2,914,000, respectively. Increases in the trade accounts payables and accrued expenses were due to increased employee headcount and operational expenses during fiscal 2018 when compared to the twelve months ended August 31, 2017 (“fiscal 2017”). This was partially offset by increased trade accounts receivables of $5,044,000 and increased inventory of $3,888,000. Increases in trade accounts receivable and inventory was primarily due to increased sales and increased product lines when comparing fiscal 2018 to fiscal 2017.

Cash Flows from Investing Activities

Cash used in investing activities was $650,000 for fiscal 2019. This was primarily due to fixed asset additions of IT equipment and office furniture of $1,029,000 and to construction in progress of $820,000 related to tenant improvements for the new corporate headquarters that the Company is scheduled to move into during the next fiscal year. Cash used in investing activities was also attributed to the net change in securities sold short of $278,000. Cash used in investing activities was partially offset due to sales in fiscal 2019 of marketable securities of $1,400,000.

Cash used in investing activities was $2,351,000 for fiscal 2018. This was primarily due to the purchase of equipment and leasehold improvements of $1,600,000 in fiscal 2018, which were largely related to the relocation of the Company’s Chicago sales and distribution center, as well as IT equipment upgrades and replacements during fiscal 2018 to accommodate recent growth, the increase in cash flow used in investing activities in fiscal 2018 also reflects the purchases in fiscal 2018 of marketable securities of $977,000, and net change in securities sold short of $226,000.

Cash Flows from Financing Activities

Cash provided in financing activities for fiscal 2019 was $3,319,000, which was primarily due to borrowings of $3,495,000 in fiscal 2019 from the line of credit with our Bank.

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

Item 8.   Financial Statements and Supplementary Data

EACO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of EACO Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EACO Corporation and its subsidiaries (the “Company”) as of August 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Irvine, California

November 27, 2019

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,692	$2,705
Restricted cash	655	933
Trade accounts receivable, net	31,655	27,030
Inventory, net	37,259	30,531
Marketable securities, trading	1,873	2,846
Prepaid expenses and other current assets	4,234	1,590
Total current assets	80,368	65,635
Property, equipment and leasehold improvements:
Held for use, net	3,717	9,847
Held for sale, net	6,855	—
Total property, equipment and leasehold improvements, net	10,572	9,847
Other assets:
Other assets, net	1,938	1,570
Total assets	$92,878	$77,052
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$21,138	$17,678
Accrued expenses and other current liabilities	8,297	8,205
Liability for short sales of trading securities	655	933
Current portion of long-term debt	5,484	146
Total current liabilities	35,574	26,962
Non-current Liabilities:
Long-term debt	6,114	8,204
Total liabilities	41,688	35,166
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	876	928
Retained earnings	37,886	28,530
Total shareholders’ equity	51,190	41,886
Total liabilities and shareholders’ equity	$92,878	$77,052

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended August 31,
	2019	2018
Revenues	$221,241	$193,284
Cost of revenues	160,008	138,255
Gross margin	61,233	55,029
Operating expenses:
Selling, general and administrative expenses	48,213	44,705
Income from operations	13,020	10,324

Other (expense) income:
Net gain on trading securities	427	273
Interest and other expense	(475)	(477)
Other expense, net	(48)	(204)
Income before income taxes	12,972	10,120
Provision for income taxes	3,540	3,171
Net income	9,432	6,949
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$9,356	$6,873

Basic and diluted earnings per common share:	$1.92	$1.41
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

 See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended
	August 31,
	2019	2018
Net income	$9,432	$6,949
Other comprehensive income, net of tax
Foreign translation (loss) gain	(52)	181
Total comprehensive income	$9,380	$7,130

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2019 and 2018

(in thousands, except share information)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance, August 31, 2017	36,000	$1	4,861,590	$49	$12,378	$747	$21,657	$34,832
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation gain	—	—	—	—	—	181	—	181
Net income	—	—	—	—	—	—	6,949	6,949
Balance, August 31, 2018	36,000	$1	4,861,590	$49	$12,378	$928	$28,530	$41,886
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(52)	—	(52)
Net income	—	—	—	—	—	—	9,432	9,432
Balance, August 31, 2019	36,000	$1	4,861,590	$49	$12,378	$876	$37,886	$51,190

See accompanying notes to consolidated financial statements

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2019	2018
Operating activities:
Net income	$9,432	$6,949
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,047	1,009
Bad debt expense	340	106
Inventory write-downs	1,290	839
Net gain on trading securities	(427)	(273)
(Increase) decrease in:
Trade accounts receivable	(5,718)	(5,797)
Inventory	(8,018)	(4,883)
Prepaid expenses and other assets	(3,012)	(655)
Increase (decrease) in:
Trade accounts payable	3,313	4,009
Accrued expenses and other current liabilities	845	3,667
Net cash (used in) provided by operating activities	(908)	4,971
Investing activities:
Purchase of property, equipment, and leasehold improvements	(1,772)	(1,600)
Net sales (purchases) of marketable securities, trading	1,400	(977)
Net change in liabilities for short sales of trading securities	(278)	226
Net cash used in investing activities	(650)	(2,351)
Financing activities:
Borrowings (payments) on revolving credit facility, net	3,153	(3,853)
Borrowings on construction loan	342	—
Repayments on long-term debt	(247)	(128)
Preferred stock dividend	(76)	(76)
Bank overdraft	147	317
Net cash provided by (used in) financing activities	3,319	(3,740)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(52)	181
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,709	(939)
Cash, cash equivalents, and restricted cash - beginning of period	3,638	4,577
Cash, cash equivalents, and restricted cash - end of period	$5,347	$3,638
Supplemental disclosures of cash flow information:
Cash paid for interest	$475	$466
Cash paid for income taxes	$3,107	$2,055

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019 and 2018

Note 1.	Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 49 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Note 2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of EACO, Bisco and Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful trade accounts receivable, provisions for slow moving and obsolete inventory , recoverability of the carrying value and estimated useful lives of long-lived assets, and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was approximately $169,000 and $111,000 at August 31, 2019 and 2018, respectively.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items approximating $1,290,000 and $839,000 at August 31, 2019 and 2018, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization expense is determined using the straight-line method over the estimated useful lives of the assets.  The depreciable life for buildings is thirty-five years and five to seven years for furniture, fixtures and equipment. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term, whichever is less. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or disposition of the asset, the cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in earnings.

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

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of August 31, 2019 and 2018, the Company’s total obligation for securities sold, but not yet purchased was approximately $655,000 and $933,000, respectively. Restricted cash to collateralize the Company’s obligation for short sales was $655,000 and $933,000 at August 31, 2019 and 2018, respectively.

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

Freight revenue associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for fiscal 2019 and fiscal 2018.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of revenues, and were approximately $4,083,000 and $3,293,000 for the years ended August 31, 2019 and 2018, respectively.

Advertising Costs

Advertising costs are expensed as incurred. For fiscal 2019 and fiscal 2018, the Company spent approximately $392,000 and $403,000 on advertising, respectively.

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits.  The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses, which are unpaid as of the balance sheet dates.  The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when claims are approved. The outstanding liability for worker’s compensation at year end is not significant and is included in accrued expenses and other current liabilities at August 31, 2019 and 2018.

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

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2019 and 2018 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at August 31, 2019 and 2018. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2019 and 2018 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars at August 31, 2019 and 2018 was $0.75 and $0.77, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the years ended August 31, 2019 and 2018. The average exchange rates for the years ended August 31, 2019 and 2018 were $0.75 and $0.79, respectively. The percentage of total assets held outside the United States, in Canada, was 4% as of August 31, 2019 and 2018. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

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

Net sales to customers outside the United States and related trade accounts receivable were approximately 9% and 11%, respectively at August 31, 2018, and 9% and 12%, respectively at August 31, 2019. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2019 or 2018.

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended August 31,
	2019	2018
U.S.	91%	91%
Canada	4%	4%
Other	5%	5%
Total	100%	100%

Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities

The Company’s financial instruments other than its marketable securities include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, line of credit, accrued expenses and long-term debt. Management believes that the fair value of these financial instruments approximate their carrying amounts based on their relatively short-term nature and current market indicators, such as prevailing interest rates. The Company’s marketable securities are measured at fair value on a recurring basis. See Note 10.

During the years ended August 31, 2019 and 2018, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

Significant Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”)issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively “new revenue standard”). The core principle of the ASU, among other changes, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has elected the modified retrospective method and adopted the new revenue guidance effective September 1, 2018, with no impact to the opening retained earnings.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt ASU 2016-02 on September 1, 2019 and apply the package of practical expedients included therein, as well as utilize the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to September 1, 2019 will remain unchanged and in accordance with Leases (Topic 840). On September 1, 2019, the Company expects to recognize right of use assets of approximately $13.7 million (net of the reversal of the current deferred rent liability) and lease liabilities of approximately $13.9 million in the consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, FASB deferred the effective dates of the new credit losses standard for all entities except SEC filers that are not smaller reporting companies to fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

Note 3.	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are summarized as follows:

	August 31,
	2019	2018
Held for use:
Machinery and equipment	$8,739,000	$7,903,000
Furniture and fixtures	1,112,000	1,013,000
Vehicles	155,000	155,000
Leasehold improvements	2,514,000	2,495,000
Land	—	1,717,000
Building	—	5,490,000
Construction in progress	820,000	—
Total held for use	13,340,000	18,773,000
Less: accumulated depreciation and amortization	(9,623,000)	(8,926,000)
Total property, equipment, and leasehold improvements held for use, net	3,717,000	9,847,000
Held for sale:
Land	1,716,000	—
Building	5,489,000	—
Total held for sale	7,205,000	—
Less: accumulated depreciation and amortization	(350,000)	—
Total property, equipment, and leasehold improvements held for sale, net	6,855,000	—
Total property, equipment, and leasehold improvements, net	$10,572,000	$9,847,000

On May 19, 2017, the Company purchased the Lakeview Property from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The total purchase price of the Lakeview Property was $7,200,000, which was the market price at the time of purchase supported by an independent appraiser. The purchase of the property was financed through borrowings on the line of credit of $1,800,000 and a term loan with the Bank. See Notes 4 and 11.

During fiscal 2019, the Company started construction of leasehold improvements on the Hunter Property, which will serve as the Company’s new corporate headquarters. The Company entered into a loan agreement with the Bank to borrow up to $5 million from the Construction Loan for the primary purpose of financing tenant improvements on the Hunter Property. Interest incurred during the construction of the leasehold improvements was capitalized as part of the cost of the leasehold improvements and recorded on the balance sheet, See Note 4.

The Company plans to move its corporate headquarters during January 2020 to the Hunter Facility, which is significantly larger than our current headquarters. The Company expects to incur higher capital expenses during the first and second quarter of fiscal year 2020 for capital costs for tenant improvements to modify this facility to meet the Company’s requirements.

For the years ended August 31, 2019 and 2018, depreciation and amortization expense was $1,047,000 and $1,009,000, respectively.

Note 4.	Long-Term Debt

The Company currently has a $10,000,000 line of credit agreement with the Bank. On July 18, 2019, the Company entered into a Change in Terms Agreement dated July 12, 2019 with the Bank (the “Amendment”). The Amendment modifies the Company’s $10,000,000 line of credit between the Company and the Bank to: (i) extend the expiration date of the line of credit under the agreement from August 20, 2020 to July 5, 2021; (ii) change the monthly payment date to the fifth of every month; (iii)   modify the variable interest rate on the line of credit, which is subject to change from time to time based on changes in the Lender’s bank prime rate index; (iv) modify the interest rate option that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): to (A) The default variable interest index rate, which is Citizens Business Bank Prime Rate of Interest, which is the prime rate (5.25% at August 31, 2019) less 0.500%; or (B) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; and (v) replace the preferred rate of interest with a discounted rate. The amounts outstanding under this line of credit as of August 31, 2019 is currently all under the default variable interest index rate of 4.75%. The line of credit agreement contains financial and other covenants that have not been modified by the Amendment. Borrowings under this agreement bear interest at the bank’s reference rate, which is the Prime Rate (5.25% at August 31, 2019 and 5.00% at August 31, 2018) less .500%. Borrowings are secured by substantially all of the assets of the Company and its subsidiary. The amounts outstanding under this line of credit as of August 31, 2019 and 2018 were $6,114,000 and $3,113,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2019 and August 31, 2018, the Company was in compliance with all such covenants.

The Company also entered into a new Loan Agreement with the Bank to borrow up to $5 million (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property, which will serve as the Company’s new corporate headquarters. The Hunter Property is owned by a trust beneficially owned and controlled by Mr. Glen F. Ceiley, the Chief Executive Officer, Chairman of the Board and majority stockholder of EACO. The Construction Loan is a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Note provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan will convert to a term loan. Interest on the Construction Note is payable monthly, subject to variable interest rate based on the Bank’s internal prime rate (5.25% at August 31, 2019). The balance of the Construction Loan at August 31, 2019 was $342,000.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank. The proceeds of the loan were used to purchase the building that houses the Company’s corporate headquarters and distribution center located in Anaheim, California. This loan is payable in 35 regular monthly payments of $27,142 and one irregular last payment of $5,001,607 due on the maturity of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and a variable interest rate, which is 1.70% plus one year LIBOR (2.0% at August 31, 2019 and 2.8% at August 31, 2018). This rate can be periodically reset based on the one year LIBOR rate no more than once in any 12 month period at the election of the Bank. At August 31, 2018, the outstanding balance of this loan was $5,237,000. EACO has entered into a commercial guaranty agreement, pursuant to which EACO is the guarantor for the $5,400,000 loan. In September 2019, Bisco entered into the Purchase Agreement to sell the Lakeview Property for a cash purchase price of $7,075,000, which recently closed on November 19, 2019. Upon the closing, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. See Note 11.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers compensation requirements.

Note 5.	Shareholders’ Equity

Earnings Per Common Share (“EPS”)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	Years Ended August 31,
(In thousands, except per share information)	2019	2018
EPS – basic and diluted:
Net income	$9,432	$6,949
Less: cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders for basic and diluted EPS computation	9,356	6,873
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings per common share – basic and diluted	$1.92	$1.41

For the years ended August 31, 2019 and 2018, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

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

The Company has a defined contribution 401(k) profit sharing plan (“401(k) plan”) for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under this plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $401,000 and $282,000 for the years ended August 31, 2019 and 2018, respectively.

Note 7.  Income Taxes

The following summarizes the Company’s provision for income taxes on income from operations:

	Years Ended August 31,
	2019	2018
Current:
Federal	$2,911,000	$2,249,000
State	803,000	660,000
Foreign	271,000	(35,000)
	3,985,000	2,874,000
Deferred:
Federal	(378,000)	401,000
State	(89,000)	(82,000)
Foreign	22,000	(22,000)
	(445,000)	297,000
Total	$3,540,000	$3,171,000

Income taxes for the years ended August 31, 2019 and 2018 differ from the amounts computed by applying the federal blended and statutory corporate rates of 21% for 2019 and 25% for 2018 to the pre-tax income. The differences are reconciled as follows:

	Years Ended August 31,
	2019	2018
Current:
Expected income tax provision at statutory rate	21.0%	25.7%
Increase (decrease) in taxes due to:
State tax, net of federal benefit	5.2%	5.4%
Permanent differences	0.3%	0.3%
Change in deferred tax asset valuation allowance	(0.7%)	—
Other, net	1.4%	(0.1%)
Income tax expense	27.3%	31.3%

The components of deferred taxes at August 31, 2019 and 2018 are summarized below:

	August 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss	$421,000	$508,000
Allowance for doubtful accounts	3,000	(5,000)
Accrued expenses	270,000	209,000
Accrued workers’ compensation	1,000	7,000
Inventory adjustments	887,000	708,000
Unrealized losses on investment	92,000	(7,000)
Excess of tax over book depreciation	(206,000)	(235,000)
Other	71,800	26,500
Total deferred tax assets	1,539,800	1,211,500
Valuation allowance	(421,000)	(509,000)
Total deferred tax assets	$1,118,500	$702,500

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. Net deferred tax assets are included in other assets in the noncurrent assets in the accompanying consolidated balance sheets.

In 2010, management concluded that certain deferred tax assets would not be realized, primarily the pre-merger net operating loss carryforwards (“NOLs”) of the Company. Management reviewed the positive and negative evidence available at August 31, 2019 and 2018 and determined that the capital losses, unrealized losses and EACO’s state net operating losses did not meet the more likely than not threshold required to be recognized. As such, a valuation allowance was retained on these deferred tax assets.

On January 1, 2007, the Company adopted ASC 740 “Income Taxes” formerly FASB Interpretation No. 48, an interpretation of FASB Statement No. 109 (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company has no liability for unrecognized tax benefit related to tax positions for either fiscal 2019 or fiscal 2018.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of August 31, 2019, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The 2018 Tax Cuts and Jobs Act (TCJA) shifted the US international tax regime from a worldwide system to a quasi-territorial system. Besides introducing a new federal corporate tax rate of 21%, the TCJA imposed an income inclusion for federal income tax purposes under IRC Section 951A on net “intangible” income derived from “specified foreign corporations”, also known as Global Intangible Low-Taxed Income (GILTI). Beginning for tax year 2018 until 2025, a deduction under IRC Section 250 is allowed for the lesser of 50% of the GILTI inclusion or U.S. federal taxable income, whichever is less. This deduction effectively taxes GILTI inclusions at an effective tax rate 10.5% for federal purposes, before claiming allowable indirect foreign tax credits against GILTI inclusions. GILTI inclusions generally apply where “specified foreign corporation” income is taxed at an effective rate below 90% of the U.S. federal tax rate (i.e., an 18.9% effective tax rate). After tax year 2025, the allowable deduction under IRC Section 250 will be reduced to 37.5% of the GILTI inclusion after tax year 2025. For the tax year ended August 31, 2019 (i.e., tax year 2018), the Company’s GILTI inclusion was calculated to be approximately $1.1 million; however, with the Section 250 deduction of about $546,000, and $206,000 of allowable indirect foreign tax credit, the net effect of the GILTI was offset for the 2018 tax year. It should also be noted that new high tax exception to GILTI was not considered since the IRS issued new regulations in late June 2019, which were not finalized yet by August 2019. The Company is making an election to treat GILTI as period cost.

The TCJA provided for an additional deduction of 37.5% of U.S. export sales under IRC Section 250, which is for Foreign-Derived Intangible Income (FDII). The deduction is only allowable for U.S. C-Corporations and effectively taxes export sales at an effective rate of 13.125% from tax years 2018 through 2025. After 2025, the FDII deduction is reduced to 21.875%. For the tax year ended August 31, 2019, EACO’s FDII deduction was calculated to be approximately $61,500 based on the Company’s direct export sales, which is a permanent deduction that reduces the current year federal taxable income.

It should also be noted that the provisions mentioned above do not apply generally to state income taxation, only for federal income tax purposes.

The Company is subject to taxation in the US, Canada and various states. The Company’s tax years for 2015, 2016, 2017 and 2018 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to state, local or foreign examinations by taxing authorities for years before 2015.

The Internal Revenue Service concluded the examination for the Company's federal tax return for the year ending in August 31, 2016 year. The Internal Revenue Service concluded and issued a no change report for the August 31, 2016 federal tax return dated February 13, 2019. Accordingly, for federal returns, the Company is generally not subject to examination for years 2016 and before.

Note 8. Commitments and Contingencies

Legal Matters

From time to time, we may be subject to legal proceedings and claims that arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations. We currently are not a party to any material legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Operating Lease Obligations

The Company leases its facilities and automobiles under operating lease agreements (three leased facilities are leased from the Trust, which is beneficially owned by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder – see Note 9), which expire on various dates through September 2029 and require minimum rental payments ranging from $1,000 to $67,000 per month. Certain of the leases contain options for renewal under varying terms.

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2020	2,989,000
2021	2,433,000
2022	1,886,000
2023	1,618,000
2024	1,565,000
Thereafter	5,748,000
$16,239,000

Rental expense for all operating leases for the years ended August 31, 2019 and 2018 was approximately $2,557,000 and $2,024,000, respectively.

Note 9. Related Party Transactions

On November 21, 2017, the Company entered into a Commercial and Industrial Lease Agreement (the “Chicago Lease”) with the Trust, which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder, for the lease of a facility in Glendale Heights, Illinois. The Company relocated its Chicago sales office and distribution center to this facility in December 2017. The Chicago Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Chicago Lease. The foregoing description of the Chicago Lease does not purport to be complete and is qualified in the entirety by reference to the Chicago Lease as filed as Exhibit 10.13 hereto and incorporated herein by reference.

The Company leases various other buildings under operating lease agreements with the Trust, which is a grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder.  During fiscal 2019 and fiscal 2018, the Company incurred approximately $277,000 and $271,000, respectively, of rental expense related to all leases with the Trust.

On July 26, 2019, the Company entered into a Commercial and Industrial Lease Agreement with the Trust, for the future lease of the Hunter Property, which will house the Company’s new corporate headquarters. The term of the Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the lease. The foregoing description of the Lease does not purport to be complete and is qualified in the entirety by reference to the lease as filed as Exhibit 10.14 hereto and incorporated herein by reference.

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

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2019 and 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
August 31, 2019
Marketable securities	$1,873,000	—	—	$1,873,000
Liability for short sales of trading securities	(655,000)	—	—	(655,000)

August 31, 2018
Marketable securities	$2,846,000	$—	$—	$2,846,000
Liability for short sales of trading securities	(933,000)	—	—	(933,000)

Note 11. Subsequent Events

Management has evaluated events subsequent to August 31, 2019, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Subsequent to August 31, 2019, the Company has made additional advances on the Construction Loan for tenant improvements on the Hunter Property for the amount of $1,809,000 and a total balance of the Real Estate Loan of $2,151,000.

In September 2019, the Company entered into a Standard, Offer, Agreement and Escrow Instructions for the Lakeview Purchase Agreement, with a third party, Charles Alemi or his assignee, pursuant to which Bisco agreed to sell the Lakeview Property to a third party, for a cash purchase price of $7,075,000, which closed on November 19, 2019. Cash received from the sale of the Lakeview Property will be used to retire the entire related Bank loan balance and to pay down the line of credit with the Bank. Pursuant to this agreement, Bisco will lease back the Lakeview Property until January 31, 2020 at rental rate of $30,000 per month on a gross basis.

EXHIBIT INDEX

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)         Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were effective as of August 31, 2019.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2019.

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

(c)         Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of November 27, 2019, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that such individual should serve on the Board.

Directors and Executive Officers

Directors

Each director serves a one-year term, or until such director’s successor has been elected and qualified.

Glen F. Ceiley, age 73, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of EACO since 1998. As the founder of Bisco with over 45 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry, and growth and development of the Company.

Stephen Catanzaro, age 66, currently has an accounting and tax practice. Prior to that, Mr. Cantanzaro served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, from April 2004 until May 2018. He also served as the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco from September 1995 to March 2002. Mr. Catanzaro has served as a director of EACO since 1999. He holds a B.S. degree in Accounting from Lehman College of The City University of New York and an M.B.A. degree from Golden Gate University. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee.

Jay Conzen, age 73, has served as the President of Old Fashioned Kitchen, Inc., a national food distributor, since April 2003 and as a director since 2011. Prior to that, from October 1992 to April 2003, Mr. Conzen was the principal of Jay Conzen Investments, an investment advisor. Mr. Conzen also served as a consultant to EACO from August 1999 until January 2001 and from October 2001 to April 2003. Mr. Conzen has served as a director of EACO since 1998.  He holds an M.B.A. degree from California State University, Long Beach. Having served as an executive officer of several companies, Mr. Conzen offers to the Board a wealth of management and leadership experience as well as an understanding of issues faced by businesses. He also served as a certified public accountant.

William L. Means, age 76, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of EACO since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Executive Officers

Each executive officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified. See above for biographical information for Mr. Ceiley, our Chief Executive Officer and Chairman of the Board.

Donald S. Wagner, age 57, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco since November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, age 38, has served as the Controller and the Principal Accounting Officer of EACO and Bisco since May 2014. Prior to his promotion as Controller, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, age 39, has served as the Vice President of Sales and Marketing of Bisco since September 2012. Prior to such promotion, Mr. Ceiley was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communications from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, who is EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

CORPORATE GOVERNANCE

Code of Ethics

EACO has adopted a code of ethics applicable to its senior executive and financial officers. You may receive, without charge, a copy of the Financial Code of Ethical Conduct by contacting our Corporate Secretary, c/o Bisco Industries, Inc., at 1500 N. Lakeview Loop, Anaheim, California 92807.

Concerns relating to accounting, internal controls or auditing matters should be brought to the attention of a member of our senior management or the Audit Committee as appropriate, and will be handled in accordance with the procedures established by the Audit Committee with respect to such matters.

Director Independence

EACO’s Board currently consists of the following directors: Stephen Catanzaro, Glen Ceiley, Jay Conzen and William L. Means. The Board has determined that three of its four directors, Stephen Catanzaro, Jay Conzen and William L. Means, are independent as defined by the NASDAQ Stock Market’s Marketplace Rules. In addition to such rules, the Board considered transactions and relationships between each director (and his immediate family) and the Company to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. As a result, the Board determined that Mr. Ceiley is not independent, as he is an executive officer of EACO and Bisco, a member of Bisco’s steering committee and the holder of a majority of the outstanding voting stock of the Company. Bisco’s steering committee handles the day to day operations of the Company, and Mr. Ceiley has been intimately involved with decision-making that directly affects the financial statements of the Company.

Board Structure

The Board does not have a policy regarding the separation of the roles of the Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board from time to time. Currently, Glen Ceiley, serves as the Chairman of the Board and CEO of both EACO and Bisco. The Board does not have a separate lead independent director, but the independent directors of the Company are actively involved in decision making by the Board. The Board has determined that the current structure is appropriate for the Company and enhances the Company’s ability to execute its business and strategic plans and makes the best use of the CEO’s knowledge of the Company and the industries that it serves, while maintaining strong independence over Board decisions and oversight through the involvement and participation of the independent directors.

Board Meetings and Committees

In accordance with the Bylaws of EACO, which empower the Board to appoint such committees as it deems necessary and appropriate, the Board has established an Audit Committee and an Executive Compensation Committee. During the fiscal 2019, the Board of Directors and the various committees of the Board held the following number of meetings: Board of Directors – 4; Audit Committee – 4; and Executive Compensation Committee. During fiscal 2019, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of any committees of the Board held while he was serving on the Board or such committee.

Audit Committee

The Audit Committee’s basic functions are to assist the Board in discharging its fiduciary responsibilities to the shareholders and the investment community in the preservation of the integrity of the financial information published by the Company, to maintain free and open means of communication between the Company’s directors, independent auditors and financial management, and to ensure the independence of the independent auditors. The Board has adopted a written charter for the Audit Committee, a copy of which was attached as Annex A to the Company’s proxy statement for the 2016 Annual Meeting of Shareholders, as filed with the SEC on April 12, 2016. The Audit Committee charter is not available on EACO’s website.

Currently, the members of the Audit Committee are Messrs. Catanzaro, Conzen (Chairman) and Means. The Board has determined that each of Messrs. Catanzaro, Conzen and Means is independent under the independence standards for audit committee members as set forth in the NASDAQ Stock Market’s Marketplace Rules and the applicable SEC rules. The Board has identified Mr. Conzen as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Executive Compensation Committee

The Executive Compensation Committee is generally responsible for stablishing the salary and annual bonuses paid to executive officers of EACO and administering EACO’s equity incentive plans, if any, including granting stock options to officers and employees of EACO. The Committee has not adopted a formal charter. The current members of the Committee are Messrs. Glen Ceiley (Chairman) and William Means. The Board has determined that Mr. Means is independent under the independence standards for compensation committee members as set forth in the NASDAQ Stock Market’s Marketplace Rules. Mr. Ceiley is not independent.

Nomination of Directors

The Board does not have a Nominating Committee, but each director participates in the consideration of director nominees. Given the size and resources of EACO (and the large number of shares of common stock held by our majority shareholder), the Board believes that this approach is appropriate. The Board believes that having a separate committee would not enhance the nomination process. While the Board does not have a formal policy with regard to the consideration of diversity in identifying director nominees, it strives to nominate directors with a variety of complementary skills and backgrounds so that, as a group, the Board will possess the appropriate talent, skills, insight and expertise to oversee our business. These factors, and others as considered useful by the Board, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. As a result, the priorities and emphasis of the Board may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective directors. The Board periodically reviews the performance of each Board member and concludes whether or not the member should continue in their current capacity. EACO has not adopted a charter relating to the director nomination process, however, the Board will consider candidates for directors recommended by our shareholders who meet the eligibility requirements for submitting recommendations as set forth in EACO’s Bylaws. Eligible stockholders who seek to recommend a nominee must submit such recommendation in writing to the our Corporate Secretary (c/o Bisco Industries, Inc., at 1500 N. Lakeview Loop, Anaheim, California 92807), by the deadline for director nominations set forth in our last proxy statement, specifying the following information: (i) the name and address of the candidate; (ii) a brief biographical description, including the candidate’s occupation for at least five years; (iii) a statement of the qualifications of the candidate; and (iv) the additional information concerning the candidate and the shareholder proposing such candidate as required by EACO’s Bylaws. Such notice must be accompanied by a written consent of each candidate to being named as a nominee and to serve as a director if elected. Directors should possess qualities such as an understanding of the Company’s business and operations and corporate governance principles. In connection with its evaluation, the Board may request additional information from the candidate or the recommending shareholder, and may request an interview with the candidate. The Board has the discretion to decide which individuals to recommend for nomination as directors. No candidates for director nominations were submitted to the Corporate Secretary by any shareholder in connection with the election of directors at the Annual Meeting.

Risk Oversight

While our management has the primary responsibility for identifying and mitigating risks, the Board has the overall responsibility for the oversight of such risks, with a focus on the most significant risks facing the Company. The Board’s duties in this regard are supplemented by committees of the Board. In particular, the Audit Committee focuses on financial risk, including internal controls, and is responsible for discussing with management and our independent auditors policies with respect to risk assessment and risk management, including the process by which we undertake major financial and accounting decisions. Risks related to our compensation programs are reviewed by the Executive Compensation Committee. In connection with its responsibilities relating to risk assessment, our full Board receives reports on risk management from senior officers of the Company, including the CEO of the Company, and from the Chairman of the Audit Committee, and periodically engages in discussions of the most significant risks that the Company is facing and how these risks are being managed. While the Company has not experienced any material cyber attack or breach, the Board is currently evaluating cyber security risks and has retained a third party consultant to assist it in this regard. Throughout the year, the Board will dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. [Confirm no attacks last year or necessary capital to fix]

Shareholder Communications

The Board has established a process by which shareholders may send written communications to the attention of the Board, any committee of the Board or any individual Board member, care of our Corporate Secretary. The name of any specific intended Board recipient should be noted in the communication. Our Corporate Secretary will be primarily responsible for collecting, organizing and monitoring communications from shareholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and important substantive corporate or Board matters. Communications that are of a commercial or frivolous nature, or are offensive or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board. Shareholders who wish to communicate with the Board can write to the Corporate Secretary at EACO Corporation, c/o Bisco Industries, Inc., at 1500 N. Lakeview Loop, Anaheim, California 92807.

Delinquent Section 16(a) Reports

In connection with a reconciliation of all of the brokerage accounts for Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and the beneficial owner of approximately 96.8% of the Company’s securities, it was discovered that Mr. Ceiley failed to file 16 Form 4s that were required to be filed between November 11, 2016, to report an aggregate of 26 sale transactions covering the purchase of an aggregate of 13,067 shares of the Company’s common stock. While none of these sale transactions were discovered in time to be reported late on a Form 5 for Mr. Ceiley, such failures to file may be deemed to be known failures to file a Section 16(a) report. Upon discovery of the late filings and completion of the reconciliation, Mr. Ceiley filed two Form 4s on July 9, 2019 and on August 14, 2019 to report all of the late sale transactions.

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

The officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Controller and Principal Accounting Officer. Due to the nature of EACO’s operations and related consolidated financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary, and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2019 or fiscal 2018. However, both of them receive compensation from Bisco for their services provided to Bisco.

All compensation for the named executive officers for fiscal 2019 and fiscal 2018 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Mr. Ceiley has received quarterly cash dividends in the amount of $19,125 on his shares of preferred stock of EACO.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2018 and fiscal 2019 by (i) our Chief Executive Officer, and (ii) the two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2019 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

Name and Principal Position	Fiscal Year	Salary		Bonus	All Other Compensation		Total
Glen F. Ceiley	2019	$206,200	(1)	$4,338	$3,847	(2)	$214,385
Chief Executive Officer and Chairman of the Board of EACO and Bisco	2018	206,200	(1)	8,605	5,400	(2)	220,205
Donald S. Wagner	2019	234,803		145,523	12,188	(3)	392,514
President and Chief Operating Officer of Bisco	2018	224,907		125,745	11,656	(3)	362,308
Zachary Ceiley	2019	151,384		127,045	10,637	(3)	289,066
Vice President of Sales and Marketing of Bisco	2018	141,745		113,836	9,606	(3)	265,187

(1)	Includes $18,200 consulting fees payable to Glen Ceiley’s spouse, Barbara Ceiley, in each of fiscal 2019 and fiscal 2018.
(2)	Consists of the Company’s matching contribution for Mr. G. Ceiley pursuant to the Company’s Section 401(k) plan.
(3)	Includes (i) auto allowance of $6,696 payable to each of Messrs. Z. Ceiley and Wagner in fiscal 2019 and fiscal 2018; (ii) Section 401(k) matching contributions of $3,938 and $2,910 payable to Mr. Z. Ceiley in fiscal 2019 and fiscal 2018, respectively; and (iii) Section 401(k) matching contributions of $5,492 and $4,960 payable to Mr. Wagner in each of fiscal 2019 and fiscal 2018, respectively

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2019 to any named executive officer, and no outstanding equity awards were held by the named executive officers at August 31, 2019.

Director Compensation

The Company pays $12,000 per year in cash to each director who is not employed by EACO or its subsidiary as compensation for their Board services. In addition, directors who do not receive a salary from EACO or its subsidiaries receive a fee of $600 for each Board meeting attended. The Chairman of the Audit Committee receives a fee of $800 per meeting attended. No additional fees are paid to directors for attendance at meetings of the Audit Committee or the Executive Compensation Committee of the Board.

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2019. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

Director	Fees Earned or Paid in Cash	Total
Stephen Catanzaro	$14,400	$14,400
Jay Conzen	15,200	15,200
William Means	14,400	14,400

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of November 27, 2019 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percent of Class(2)
Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,706,361	96.8%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	—	—
Michael Narikawa	—	—
All executive officers and directors as a group (7 persons)(3)	4,706,683	96.8%

___________________________

* Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 1500 North Lakeview Loop, Anaheim, CA 92807.
(2)	Based on 4,861,590 shares of common stock outstanding as of November 27, 2019.

(3)

Includes (i) 4,666,361 shares of common stock held by the Trust; (ii) 40,000 shares issuable upon conversion of the 36,000 shares of Series A cumulative convertible preferred stock held by the Trust (assuming no accrued unpaid dividends).

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Since September 1, 2018, except as described below or under Item 11 (Executive Compensation), there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Company leases the Glendale Heights Property and the Hunter Property under operating lease agreements with the Trust, which is a grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder.  During fiscal 2019 and fiscal 2018, the Company incurred approximately $277,000 and $271,000, respectively, of expense related to these leases.

On November 21, 2017, Bisco entered into the Lease with the Trust for the lease of the Glendale Heights Property, which consists of office and warehouse space in Glendale Heights, Illinois, California for a base monthly rent of $22,600, which is subject to a 2.5% annual increase. See Note 9.

On July 26, 2019, the Company entered into a Commercial and Industrial Lease Agreement with the Trust, for the future lease of the Hunter Property, which will house the Company’s new corporate headquarters. The term of the Lease commences on September 2, 2019 and ends ten years later on August 31, 2029. See Note 9.

Item 14.	Principal Accounting Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2019 and fiscal 2018, the Audit Committee pre-approved all services performed for the Company by the auditor.

Principal Accountant Fees

Squar Milner LLP (“Squar Milner”) has served as the Company’s independent accounting firm since fiscal year ending December 28, 2005. During fiscal 2019 and fiscal 2018, we paid Squar Milner the following amounts for the services set forth below:

	Year Ended August 31,
Fee Category	2019	2018
Audit fees	$192,600	$189,500
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$192,600	$189,500

Audit Fees

Audit fees consist of feels billed for professional services rendered in connection with the audit of the financial statements included in the Company’s annual reports on Form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2019 and 2018 and for other regulatory filings for such fiscal years.

Audit-Related Fees

The Company was not billed for any audit-related fees by Squar Milner for the years ended August 31, 2018 and 2019. There were no other fees billed by Squar Milner during fiscal 2019 or fiscal 2018.

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

3.       Exhibits.

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc., as filed with the Florida Secretary of State on September 26, 1985. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., as filed with the Florida Secretary of State on March 26, 1986. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., as filed with the Florida Secretary of State on May 1, 1987. (Exhibit 3.04 to the Company's Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)
3.4	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., as filed with the Florida Secretary of State on March 3, 1998. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., as filed with the Florida Secretary of State on August 5, 2002 (Exhibit 3.09 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.6	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation, as filed with the Florida Secretary of State on June 18, 2004 (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.7	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value, as filed with the Florida Secretary of State on September 2, 2004 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.8	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s Transition Report on Form 10-KT, as filed with the SEC on December 23, 2009, is incorporated herein by reference.)

Number	Exhibit
3.9	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Registration Statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.10	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)
3.11	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.1	Business Loan Agreement dated July 12, 2019 ($10,000,000) between Bisco Industries, Inc. (“Bisco”) and Citizens Business Bank (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2019).
10.2	Change in Terms Agreement dated July 12, 2019 ($10,000,000) between Bisco and Citizens Business Bank (Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 24, 2019, is incorporated herein by reference).
10.3	Commercial Guaranty dated July 12, 2019 ($10,000,000) issued by EACO Corporation (“EACO”) as guarantor in favor of Citizens Business Bank. (Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the SEC on July 24, 2019, is incorporated herein by reference).
10.4	Change in Terms Agreement dated July 12, 2019 ($10,000,000) between Bisco and Citizens Business Bank. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 30, 2018, is incorporated herein by reference).
10.5	Commercial Security Agreement dated July 12, 2018 ($10,000,000) among Bisco, EACO and Community Bank. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018, is incorporated herein by reference).
10.6	Change in Terms Agreement dated May 11, 2017 ($10,000,000) among Bisco, EACO and Citizens Business Bank. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 23, 2017, is incorporated herein by reference).
10.7	Business Loan Agreement dated July 14, 2017 ($10,000,000) between Bisco and Community Bank (Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).
10.8	Promissory Note in the original principal amount of $10,000,000 dated July 14, 2016 issued by Bisco and payable to Community Bank. (Exhibit 10.3 to the Company’s Current Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).

10.9	Business Loan Agreement dated July 12, 2019 ($5,000,000) between Bisco and Citizens Business Bank (Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 24, 2019, is incorporated herein by reference).

10.10	Promissory Note dated July 12, 2019 ($5,000,000) issued by Bisco in favor of Citizens Business Bank (Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 24, 2019, is incorporated herein by reference).
10.11	Commercial Security Agreement dated July 12, 2019 ($5,000,000) between Bisco and Citizens Business Bank. (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed, as with the SEC on July 24, 2019, is incorporated herein by reference).
10.12	Change in Terms Agreement dated July 13, 2018 ($100,000 CD) among EACO and Community Bank (executed on July 24, 2018). (Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 30, 2018, is incorporated herein by reference).
10.13	Promissory Note dated July 12, 2016 ($100,000) issued by EACO and payable to Comerica Bank (Exhibit 10.7 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).
10.14	Business Loan Agreement dated May 15, 2017 ($5,400,000) between Bisco and Community Bank (Exhibit 10.8 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).

Number	Exhibit
10.15	Promissory Note dated May 15, 2017 ($5,400,000) issued by Bisco and payable to Community Bank. (Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).
10.16	Commercial Guaranty dated May 15, 2017 issued by EACO in favor of Community Bank. (Exhibit 10.10 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).
10.17	Deed of Trust dated May 15, 2017 ($5,400,000) between Bisco and Community Bank (Exhibit 10.3 to the Company’s Current Report on Form 8-K. as filed with the SEC on May 23, 2017, is incorporated herein by reference.)
10.18	Assignment of Leases and Rents dated May 15, 2017 ($5,400,000) between Bisco and Community Bank (Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 23, 2017, is incorporated herein by reference.)
10.19	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated September 19, 2019 (Lakeview sale and lease back) between Bisco and Charles S. Alemi or his assignee (Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2019, is incorporated herein by reference.)
10.20

Commercial and Industrial Lease Agreement dated November 21, 2017 (Glendale lease) between Bisco and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”) (Exhibit 10.33 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference.)

10.21	Commercial and Industrial Lease Agreement dated July 26, 2019 (Hunter lease) between Bisco and the Trust (Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 1, 2019, is incorporated herein by reference.)

21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 29, 2011, is incorporated herein by reference.)
31.1*	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 27, 2019	EACO Corporation

/s/ Glen F. Ceiley
By: Glen F. Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/27/19
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Controller (principal accounting officer)	11/27/19
Michael Narikawa

/s/ Steve Catanzaro	Director	11/27/19
Steve Catanzaro

/s/ Jay Conzen	Director	11/27/19
Jay Conzen

/s/ William Means	Director	11/27/19
William Means