Form 10-Q
period 2019-11-30
EACO CORP
filed 2020-01-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019, or

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
Yes ☐ No ☒

As of January 9, 2020, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended November 30,
	2019	2018
Net sales	$56,040	$50,786
Cost of sales	40,144	36,677
Gross margin	15,896	14,109
Operating expenses:
Selling, general and administrative expenses	12,602	11,490
Income from operations	3,294	2,619

Other (expense) income:
Net (loss) gain on trading securities	(80)	228
Loss on sale of real property	(102)	–
Interest and other expense	(119)	(77)
Other (expense) income, net	(301)	151
Income before income taxes	2,993	2,770
Provision for income taxes	1,076	845
Net income	1,917	1,925
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$1,898	$1,906

Basic and diluted earnings per common share:	$0.39	$0.39
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended November 30,
	2019	2018
Net income	$1,917	$1,925
Other comprehensive (loss) gain, net of tax:
Foreign translation (loss) gain	(212)	158
Total comprehensive income	$1,705	$2,083

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2019	2019*
ASSETS
Current Assets:
Cash and cash equivalents	$6,056	$4,692
Restricted cash	2,822	655
Trade accounts receivable, net	29,477	31,655
Inventory, net	39,731	37,259
Marketable securities, trading	405	1,873
Prepaid expenses and other current assets	4,798	4,234
Total current assets	83,289	80,368
Property, equipment and leasehold improvements:
Held for use, net	5,529	3,717
Held for sale, net	–	6,855
Total property, equipment and leasehold improvements, net	5,529	10,572
Other assets:
Operating lease right-of-use assets	13,532	–
Other assets, net	2,103	1,938
Total assets	$104,453	$92,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$18,853	$21,138
Accrued expenses and other current liabilities	7,560	8,297
Liability for short sales of trading securities	2,822	655
Current portion of operating lease liabilities	2,499	–
Current portion of long-term debt	–	5,484
Total current liabilities	31,734	35,574
Non-current Liabilities:
Long-term debt	8,687	6,114
Operating lease liabilities	11,156	–
Total liabilities	51,577	41,688
Commitments and Contingencies (Note 7)
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	664	876
Retained earnings	39,784	37,886
Total shareholders’ equity	52,876	51,190
Total liabilities and shareholders’ equity	$104,453	$92,878

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2019 as filed with the U. S. Securities and Exchange Commission on November 27, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance, August 31, 2019 *	36,000	$1	4,861,590	$49	$12,378.00	$876.00	$37,886.00	$51,190.00
Preferred dividends	—	—	—	—	—	—	(19.00)	(19.00)
Foreign translation loss	—	—	—	—	—	(212.00)	—	(212.00)
Net income	—	—	—	—	—	—	1,917.00	1,917.00
Balance, November 30, 2019	36,000	$1	4,861,590	$49	$12,378.00	$664.00	$39,784.00	$52,876.00

Balance, August 31, 2018 *	36,000	$1	4,861,590	$49	$12,378.00	$928.00	$28,530.00	$41,886.00
Preferred dividends	—	—	—	—	—	—	(19.00)	(19.00)
Foreign translation gain	—	—	—	—	—	158.00	—	158.00
Net income	—	—	—	—	—	—	1,925.00	1,925.00
Balance, November 30, 2018	36,000	$1	4,861,590	$49	$12,378.00	$1,086.00	$30,436.00	$43,950.00

*	Derived from the Company’s audited financial statements included in its Form 10-K for the years ended August 31, 2018 and 2018 as filed with the U. S. Securities and Exchange Commission on November 27, 2019 and November 28, 2018, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended November 30,
	2019	2018
Operating activities:
Net income	$1,917	$1,925
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	259	247
Bad debt expense	3	10
Inventory write-downs	294	198
Loss on sale of real property	102	–
Net loss (gain) on trading securities	80	(228)
(Increase) decrease in:
Trade accounts receivable	2,175	(144)
Inventory	(2,766)	(2,727)
Prepaid expenses and other assets	(729)	(911)
Increase (decrease) in:
Trade accounts payable	(2,266)	2,743
Accrued expenses and other current liabilities	(737)	(1,669)
Net cash used in operating activities	(1,668)	(556)
Investing activities:
Purchase of property, equipment, and leasehold improvements	(2,393)	(188)
Proceeds from sale of real property	7,075	–
Net sales of marketable securities, trading	1,388	550
Net change in liabilities for short sales of trading securities	2,167	(771)
Net cash provided by (used in) investing activities	8,237	(409)
Financing activities:
Borrowings on revolving credit facility, net	513	1,099
Borrowings on construction loan	1,701	—
Repayments on long-term debt	(5,125)	(36)
Preferred stock dividend	(19)	(19)
Bank overdraft	104	(385)
Net cash (used in) provided by financing activities	(2,826)	659
Effect of foreign currency exchange rate changes on cash and cash equivalents	(212)	158
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,531	(148)
Cash, cash equivalents, and restricted cash - beginning of period	5,347	3,638
Cash, cash equivalents, and restricted cash - end of period	$8,878	$3,490
Supplemental disclosures of cash flow information:
Cash paid for interest	$122	$77
Cash paid for income taxes	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

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

Note 2. Significant Accounting Policies and Significant Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful accounts receivable, slow moving and obsolete inventory, recoverability of the carrying value and estimated useful lives of long-lived assets, and the valuation allowance against deferred tax assets, if any.  Actual results could differ from those estimates.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 (“fiscal 2019”). The condensed consolidated balance sheet as of August 31, 2019 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2019. Operating results for the three months ended November 30, 2019 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $169,000 at November 30, 2019 and August 31, 2019.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are reduced by a provision for slow moving and obsolete items of $1,568,000 and $1,527,000 at November 30, 2019 and August 31, 2019, respectively. The provision is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $2,822,000 and $655,000 at November 30, 2019 and August 31, 2019, respectively.

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

The Company's performance obligations consist solely of product shipped to customers.  Revenue from product sales is presented as net sales and recognized upon the transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for these products.  Revenue is recognized net of expected returns and any taxes collected from customers.  We offer industry standard contractual terms in our purchase orders.

Earnings Per Common Share

Basic earnings per common share for the three months ended November 30, 2019 and 2018 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three months ended November 30, 2019 and 2018. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rate of Canadian dollars to U.S. dollars for the three months ended November 30, 2019 and 2018 was $0.76 for both periods.

Concentrations

Net sales to customers outside the United States were approximately 9% of revenues for each of the three months ended November 30, 2019 and 2018, and related accounts receivable were approximately 12% of total accounts receivable for both November 30, 2019 and August 31, 2019.

No single customer accounted for more than 10% of revenues and accounts receivable for the three months ended November 30, 2019 or 2018.

Significant Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”)issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively “new revenue standard”). The core principle of the new revenue standard, among other changes, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new revenue guidance effective September 1, 2018, using the modified retrospective method with no impact to the opening retained earnings.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in previous lease accounting, but without explicit bright lines. Lessor accounting is similar to the previous model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on September 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to September 1, 2019 remained unchanged and in accordance with Leases (Topic 840). As of November 30, 2019, the Company has right of use assets of approximately $13.5 million and lease liabilities of approximately $11.2 million recorded in the consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB deferred the effective dates of the new credit losses standard for all entities except SEC filers that are not smaller reporting companies to fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company elected to adopt the new cash flow guidance effective September 1, 2018, with an immaterial impact to the statements of cash flows.

Note 3. Debt

The Company currently has a $15,000,000 line of credit agreement with Citizen’s Business Bank (the “Bank”). On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed there under from $10.0 million to $15.0 million. In addition, the interest rate provisions under the line of credit were modified so that in no event would such interest rate be less than 3.5% per annum or the maximum interest rate permitted under law. The expiration date of the line of credit under the agreement is July 5, 2021 and has a variable interest rate option that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): to (A) The default variable interest index rate, which is Citizens Business Bank Prime Rate of Interest, which is the prime rate (4.75% and 5.25% at November 30, 2019 and August 31, 2019, respectively) less 0.500%; or (B) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; and (v) replace the preferred rate of interest with a discounted rate. The amounts outstanding under this line of credit as of November 30, 2019 and August 31, 2019 is currently all under the default variable interest index rate of 4.25% and 4.75%, respectively. Borrowings are secured by substantially all of the assets of the Company and its subsidiary. The amounts outstanding under this line of credit as of November 30, 2019 and August 31, 2019 were $6,534,000 and $6,114,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2019 and August 31, 2019, the Company was in compliance with all such covenants.

In September 2019, Bisco entered into Commercial Lease Agreement (the “Hunter Lease”) with the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder. Under this Commercial Lease Agreement, Bisco has leased from the Trust, approximately 80,000 square feet of office and warehouse space located at 5037 and 5065 East Hunter Avenue, Anaheim, California (the “Hunter Property”), which will serve as the Company’s new corporate headquarters, and has a term that expires on August 31, 2029. The Company also entered into a new Loan Agreement with the Bank to borrow up to $5 million (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan is a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan will convert to a term loan. Interest on the Construction Loan is payable monthly, subject to variable interest rate based on the Bank’s internal prime rate (4.75% and 5.25% at November 30, 2019 and August 31, 2019). Concurrent with the execution of this Construction Loan, Bisco entered into a Commercial Security Agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Lender a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Loan Agreement. The balance of the Construction Loan at November 30, 2019 and August 31, 2019 was $2,152,000 and $342,000, respectively.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank (the “Lakeview Loan”). The proceeds of the loan were used to purchase the building that houses the Company’s current corporate headquarters and distribution center located in Anaheim, California (the “Lakeview Property”). This loan was payable in 35 regular monthly payments of $27,142 and one irregular last payment of $5,001,607 due on the maturity of the loan on May 16, 2020. The Lakeview Loan is secured by a deed of trust to the Lakeview Property and had a variable interest rate, which was 1.70% plus one year LIBOR (2.0% at November 30, 2019 and August 31, 2019). EACO entered into a commercial guaranty agreement, pursuant to which EACO is the guarantor for the Lakeview Loan. In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property for a cash sale price of $7,075,000, which closed on November 19, 2019. Upon the closing, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at November 30, 2019. The Company leased back the building from the buyer until the Hunter Property is ready for occupancy.

Note 4. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended November 30,
	2019	2018
EPS:
Net income	$1,917	$1,925
Less: accrued preferred stock dividends	(19)	(19)
Net income available for common shareholders	$1,898	$1,906

Earnings per common share – basic and diluted	$0.39	$0.39

For the three months ended November 30, 2019 and 2018, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been included in the computation of diluted earnings per share, which had no effect to basic earnings per share.

Note 5. Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is beneficially owned by the Company’s majority shareholder, who is also the Company’s Chairman and CEO. The Glendale Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the three months ended November 30, 2019 and 2018, the Company incurred expense related to the Glendale Lease of approximately $71,000 and $68,000, respectively.

On July 26, 2019, the Company entered into the Hunter Lease with the Trust, for the lease of the Hunter Property, which will house the Company’s new corporate headquarters. The Company plans to commove its headquarters to the Hunter Property by the end of March 2020. The term of the Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the lease. The foregoing description of the Lease does not purport to be complete and is qualified in the entirety by reference to the lease as filed as Exhibit 10.14 in its Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 27, 2019. During the three months ended November 30, 2019 and 2018, the Company incurred expense related to the Hunter Property Lease of approximately $199,000 and none, respectively.

Note 6. Income Taxes

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

During the three months ended November 30, 2019, the Company recorded an income tax provision of $1,076,000, resulting in an effective tax rate of 36.0%. For the three months ended November 30, 2018, the Company recorded income tax provision of $845,000, resulting in an effective tax rate of 30.5%. The current period effective tax rate differs from the statutory rate of 21% due to state income tax and permanent book to tax basis adjustments.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three months ended November 30, 2019, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2019, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next three months that would materially impact its consolidated financial statements.

The Company’s tax years for 2015, 2016, 2017, and 2018 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2015.

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

Note 8. Subsequent Events

Management has evaluated events subsequent to November 30, 2019, through the date that these unaudited condensed consolidated financial statements are being filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Revenues derived from Bisco and its subsidiary represent 100% of our total revenues and are expected to continue to represent all of the Company’s total revenues for the foreseeable future.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). This new revenue recognition standard provides a step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance beginning in fiscal 2019 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on September 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to September 1, 2019 remains unchanged and in accordance with Leases (Topic 840). As of November 30, 2019, the Company has right of use assets of approximately $13.5 million (net of the reversal of the current deferred rent liability) and lease liabilities of approximately $11.2 million recorded in the consolidated balance sheet.

There have been no changes to the Company’s critical accounting policies for the three months ended November 30, 2019, except for the adoption of ASU 2016-02 referenced above. For additional information regarding our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 27, 2019.

Results of Operations

Comparison of the Three Months Ended November 30, 2019 and 2018

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended November 30,		$	%
	2019	2018	Change	Change
Net sales	$56,040	$50,786	$5,254	10.3%
Cost of sales	40,144	36,677	3,467	9.5%
Gross profit	$15,896	$14,109	$1,787	12.7%
Gross profit as a percent of revenues	28.4%	27.8%		0.6%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended November 30, 2019 (“Q1 2020”) as compared to the three months ended November 30, 2018 (“Q1 2019”) was largely due to a higher volume of product sales, increased sales department headcount over prior year quarter, increased sales related to new inventory items, and increased productivity from the Company’s employees. Revenues have also increased due to the Company continuing to focus on relationship building programs with current and potential customers and vendors, which resulted in additional new authorized distributorships in the current fiscal year.

The gross margins in Q1 2020 increased by 0.6% as a percentage of revenues when compared to Q1 2019. This increase was primarily due to mix of products sold and larger discounts on purchased inventory for large dollar volume orders in Q1 2020 compared to Q1 2019.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended November 30,		$	%
	2019	2018	Change	Change
Selling, general and administrative expenses	$12,602	$11,490	$1,112	9.7%
Percent of net sales	22.5%	22.6%		(0.1)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q1 2020 increased from Q1 2019 largely due to an increase in employee headcount, annual raises, and higher sales bonuses related to higher sales. The increase is also due to additional rental expense due to rent paid for the Hunter Lease while it is being constructed and rent paid for our current headquarters at the Lakeview Property. SG&A as a percent of revenue in Q1 2020 decreased slightly from Q1 2019 primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other (Expense) Income, Net ($ in thousands)

	Three Months Ended November 30,		$	%
	2019	2018	Change	Change
Other income:
Net (loss) gain on trading securities	$(80)	$228	$(308)	(135.1)%
Loss on sale of real property	(102)	–	(102)	(100.0)%
Interest and other (expense), net	(119)	(77)	(42)	(54.5)%
Other (expense) income, net	$(301)	$151	$(452)	(299.3)%
Percent of net sales	(0.5)%	0.3%		(0.8)%

Other (expense) income, net primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2020, the Company recognized a net loss on trading securities of $80,000 as compared to a net gain of $228,000 in Q1 2019 in net realized and unrealized gains. The decrease in trading securities in Q1 2020 was primarily due to timing of sales and purchases and general market climate of short and long positions during the period.

During Q1 2020, the Company sold the Lakeview Property for a cash purchase price of $7,075,000 in November 2019, realizing a total loss of $102,000 from the sale in the current quarter.

Interest and other (expense), net, increased in Q1 2020 compared to Q1 2019 due to the interest expense on the Construction Loan for the Hunter Property and also due to a higher balance held on the revolving line of credit during the current period. The Company repaid the Lakeview Loan in full in November 2019 in connection with the sale of the Lakeview Property.

Income Tax Provision ($ in thousands)

	Three Months Ended November 30,		$	%
	2019	2018	Change	Change
Income tax provision	$1,076	$845	$231	27.3%
Percent of pre-tax income	36.0%	30.5%		5.5%

The provision for income taxes increased by $231,000 in Q1 2020 over the prior year period. This increase was primarily due to a discrete tax item due to certain deferred tax assets and permanent book tax differences related to prior periods that was reconciled and recorded in the current quarter for approximately $277,000. The increase in taxes was also due to higher taxable income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income increased from 30.5% at Q1 2019 to 36% at Q1 2020 primarily due to permanent books to tax adjustments.

Liquidity and Capital Resources

As of November 30, 2019 and 2018, the Company held approximately $6,056,000 and $3,328,000 of unrestricted cash and cash equivalents, respectively. The Company also held $405,000 and $1,873,000 of marketable securities at November 30, 2019 and August 31, 2019, respectively, which could be liquidated, if necessary.

The Company currently has a $15,000,000 line of credit agreement with the Bank. On December 4, 2019, the Company entered into the Amendment, which modified the Company’s line of credit between the Company and the Bank to increase the maximum amount that may be borrowed there under from $10.0 million to $15.0 million. In addition, the interest rate provisions under the line of credit were modified so that in no event would such interest rate be less than 3.5% per annum or the maximum interest rate permitted under law. The expiration date of the line of credit under the agreement is July 5, 2021 and has a variable interest rate option that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): to (A) The default variable interest index rate, which is Citizens Business Bank Prime Rate of Interest, which is the prime rate (4.75% at November 30, 2019 and August 31, 2019) less 0.500%; or (B) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; and (v) replace the preferred rate of interest with a discounted rate. The amounts outstanding under this line of credit as of November 30, 2019 and August 31, 2019 is currently all under the default variable interest index rate of 4.25% and 4.75%, respectively. Borrowings are secured by substantially all of the assets of the Company and its subsidiary. The amounts outstanding under this line of credit as of November 30, 2019 and August 31, 2019 were $6,534,000 and $6,114,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2019 and August 31, 2019, the Company was in compliance with all such covenants.

On July 12, 2019, the Company also entered into the Construction Loan for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan is a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Note provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan will convert to a term loan. Interest on the Construction Loan is payable monthly, subject to variable interest rate based on the Bank’s internal prime rate (4.75% and 5.25% at November 30, 2019 and August 31, 2019, respectively). The balance of the Construction Loan at November 30, 2019 was $2,152,000 and $342,000 respectively.

The Company plans to move its corporate headquarters during March 2020 to the Hunter Property, which is significantly larger than our current headquarters. The Company expects to incur higher capital expenditures during the first and second quarter of fiscal year 2020 to fund tenant improvements to modify this facility to meet the Company’s requirements.

On May 15, 2017, the Company entered into the Lakeview Loan, the proceeds of which were used to purchase the Lakeview Property located in Anaheim, California. This loan is payable in 35 regular monthly payments of $27,142 and one last payment of $5,001,607 due on the maturity date of the loan on May 16, 2020. The loan is secured by a deed of trust to the Lakeview Property and bears a variable interest rate, which is 1.70% plus one year LIBOR (2.0% at November 30, 2019 and August 31, 2019). This rate can be periodically reset based on the one year LIBOR rate no more than once in any 12 month period at the election of the Bank. At August 31, 2019 and August 31, 2018, the one year LIBOR was 2.0% and 2.8%, respectively. At August 31, 2019, the outstanding balance of this loan was approximately $5,141,000. November 19, 2019, Bisco sold the Lakeview Property for a cash purchase price of $7,075,000 and used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Cash Flows from Operating Activities

Cash used in operating activities was $1,668,000 for the three months ended November 30, 2019 as compared with cash used in operations of $556,000 for the three months ended November 30, 2018. The increase in current period cash used by operating activities was primarily due to the increase in inventory to stock new and selling lines and a decrease in trade accounts payable due to timing of payments to vendors in the current period. This was also adversely impacted to some extent by a decrease in trade accounts receivables in the current period due to higher revenues in the previous quarter ended August 31, 2019. The prior period cash used in operating activities was primarily due to an increase in inventory and accrued expense.

Cash Flows from Investing Activities

Cash provided by investing activities was $8,237,000 for the three months ended November 30, 2019 as compared with cash used in investing activities of $409,000 for the three months ended November 30, 2018. The increase in cash flow from investing activities in the current year period compared to the prior year period was primarily due to the Company’s proceeds from the sale of the Lakeview Property in November 2019 for $7,075,000 and a net increase in securities sold short in the three months ending November 30, 2019. This was partially offset by purchase of construction of leasehold improvements in the quarter for $1,810,000 for the new corporate headquarters. The prior year cash used in investing activities was primarily due to the Company’s a net increase in securities sold short in the three months ending November 30, 2018.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2019 was $2,919,000 as compared with cash used in financing activities of $659,000 for the three months ended November 30, 2018. The cash increased used in financing activities comparing the current period to the prior year period is primarily due to the repayment of the entire Lakeview Property mortgage loan in November 2019, when the property was sold, partially offset by new borrowings on construction loan of $1,810,000 related to the leasehold improvements of the new corporate headquarters. Cash provided by financing activities in the prior year period is primarily due to borrowings of $1,099,000 on the Company’s revolving line of credit.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow generated from operations, the Company finances its operations through borrowings under its line of credit.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and capital leases are recorded as liabilities on the consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the Company’s annual report on Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 27, 2019.

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

Bisco has historically supplemented its capital resources in part from cash generated by trading in marketable domestic equity securities. Bisco’s investment strategy includes taking both long and short positions, as well as utilizing options to maximize returns. This strategy can lead, and has led, to significant losses from time to time based on market conditions and trends, as well as the performance of the specific companies in which we invest. We may incur losses in future periods from such trading activities, which could materially and adversely affect our liquidity and financial condition.

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

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information, and certain states including California, have mandated additional compliance requirements, which could result in additional expenses for the Company in the near future. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen. While we have not experienced a cyber attack, we are in the process of working with a third party vendor to assist us in safeguarding our systems and protecting the personal information of our customers, employees and vendors. We are still at an early stage in this analysis and may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties, and could damage our reputation and adversely impact our customers.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. We currently have 49 sales offices throughout the U.S., and plan to continue to expand our geographic footprint, even outside the U.S. in the near further. During fiscal 2019, the Company opened one new geographical sales location and relocated some existing locations to larger office locations within its original region and expanded sales and operating headcount. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of November 30, 2019 was approximately $6.5 million, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company recently entered into a construction loan agreement with the Bank to borrow up to $5 million for the primary purpose of financing tenant improvements on the new corporate headquarters. As of November 30, 2019, the total outstanding on the Construction Loan was approximately $2.1 million. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of November 30, 2019, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For Q1 2020 and Q1 2019, we spent $120,000 and $72,000 on advertising, respectively.

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

EACO CORPORATION
(Registrant)

Date: January 14, 2020	/s/ Glen Ceiley
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