Form 10-Q
period 2020-02-29
EACO CORP
filed 2020-04-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-14311

EACO CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2597349
(State of Incorporation)	(I.R.S. Employer Identification No.)

5065 East Hunter Ave

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
Yes ☐ No ☒

As of April 3, 2020, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net sales	$56,828	$52,559	$112,868	$103,345
Cost of sales	41,029	38,047	81,173	74,724
Gross margin	15,799	14,512	31,695	28,621
Operating expenses:
Selling, general and administrative expenses	12,673	11,720	25,275	23,210
Income from operations	3,126	2,792	6,420	5,411

Other income (expense):
Net gain (loss) on trading securities	471	(126)	391	102
Loss on sale of property	–	–	(102)	–
Interest and other (expense)	(65)	(125)	(184)	(202)
Other income (expense), net	406	(251)	105	(100)
Income before income taxes	3,532	2,541	6,525	5,311
Provision for income taxes	934	580	2,010	1,425
Net income	2,598	1,961	4,515	3,886
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$2,579	$1,942	$4,477	$3,848
Basic and diluted earnings per share:	$0.53	$0.40	$0.92	$0.79
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net income	$2,598	$1,961	$4,515	$3,886
Other comprehensive (loss) gain, net of tax: Foreign translation (loss) gain	(37)	119	(249)	277
Total comprehensive income	$2,561	$2,080	$4,266	$4,163

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	February 29,	August 31,
	2020	2019*
ASSETS
Current Assets:
Cash and cash equivalents	$5,900	$4,692
Restricted cash	2,386	655
Trade accounts receivable, net	30,710	31,655
Inventory, net	40,043	37,259
Marketable securities, trading	894	1,873
Prepaid expenses and other current assets	5,097	4,234
Total current assets	85,030	80,368
Property, equipment and leasehold improvements:
Held for use, net	7,480	3,717
Held for sale, net	–	6,855
Total property, equipment and leasehold improvements, net	7,480	10,572
Other assets:
Operating lease right-of-use assets	13,003	–
Other assets, net	2,101	1,938
Total assets	$107,614	$92,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$18,625	$21,138
Accrued expenses and other current liabilities	5,052	8,297
Liability for short sales of trading securities	2,386	655
Current portion of operating lease liabilities	2,464	–
Current portion of long-term debt	–	5,484
Total current liabilities	28,527	35,574
Non-current Liabilities:
Long-term debt	13,007	6,114
Operating lease liabilities	10,662	–
Total liabilities	52,196	41,688
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	627	876
Retained earnings	42,363	37,886
Total shareholders’ equity	55,418	51,190
Total liabilities and shareholders’ equity	$107,614	$92,878

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2019 as filed with the U. S. Securities and Exchange Commission on November 27, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2019 *	36,000	1	4,861,590	$49	$12,378	$876	$37,886	$51,190
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(212)	—	(212)
Net income	—	—	—	—	—	—	1,917	1,917
Balance, November 30, 2019	36,000	1	4,861,590	$49	$12,378	$664	$39,784	$52,876
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(37)	—	(37)
Net income	—	—	—	—	—	—	2,598	2,598
Balance, February 29, 2020	36,000	1	4,861,590	$49	$12,378	$627	$42,363	$55,418

Balance, August 31, 2018 *	36,000	1	4,861,590	$49	$12,378	$928	$28,530	$41,886
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	158	—	158
Net income	—	—	—	—	—	—	1,925	1,925
Balance, November 30, 2018	36,000	1	4,861,590	$49	$12,378	$1,086	$30,436	$43,950
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	119	—	119
Net income	—	—	—	—	—	—	1,961	1,961
Balance, February 28, 2019	36,000	1	4,861,590	$49	$12,378	$1,205	$32,378	$46,011

*	Derived from the Company’s audited financial statements included in its Form 10-K for the years ended August 31, 2018 and 2019 as filed with the U. S. Securities and Exchange Commission on November 28, 2018 and November 27, 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 29, 2020	February 28, 2019
Operating activities:
Net income	$4,515	$3,886
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	506	503
Bad debt expense	14	18
Change in inventory provision	68	107
Loss on sale of real property	102	–
Net gain on trading securities	(391)	(102)
(Increase) decrease in:
Trade accounts receivable	931	(1,889)
Inventory	(2,852)	(5,033)
Prepaid expenses and other assets	(1,026)	(524)
Increase (decrease) in:
Trade accounts payable	(2,243)	2,206
Accrued expenses and other current liabilities	(3,245)	(3,853)
Net cash used in operating activities	(3,621)	(4,681)
Investing activities:
Purchase of property, equipment, and leasehold improvements	(4,591)	(330)
Proceeds from sale of real property	7,075	–
Net sales of marketable securities, trading	1,370	1,071
Net change in liabilities for short sales of trading securities	1,731	(115)
Net cash provided by investing activities	5,585	626
Financing activities:
Borrowings on revolving credit facility, net	3,192	4,593
Borrowings on construction loan	3,342	—
Repayments on long-term debt	(5,125)	(72)
Preferred stock dividend	(38)	(38)
Bank overdraft	(147)	457
Net cash provided by financing activities	1,224	4,940
Effect of foreign currency exchange rate changes on cash and cash equivalents	(249)	277
Net increase in cash, cash equivalents, and restricted cash	2,939	1,162
Cash, cash equivalents, and restricted cash - beginning of period	5,347	3,638
Cash, cash equivalents, and restricted cash - end of period	$8,286	$4,800
Supplemental disclosures of cash flow information:
Cash paid for interest	$17	$201
Cash paid for income taxes	$3,395	$3,059

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 (“fiscal 2019”). The condensed consolidated balance sheet as of August 31, 2019 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2019. Operating results for the three and six months ended February 29, 2020 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $169,000 at February 29, 2020 and August 31, 2019.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are reduced by a provision for slow moving and obsolete items of $1,595,000 and $1,527,000 at February 29, 2020 and August 31, 2019, respectively. The provision is based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $2,386,000 and $655,000 at February 29, 2020 and August 31, 2019, respectively.

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

Earnings Per Common Share

Basic earnings per common share for the three and six months ended February 29, 2020 and February 28, 2019 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and six months ended February 29, 2020 and February 28, 2019. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rate of Canadian dollars to U.S. dollars for the six months ended February 29, 2020 and February 28, 2019 was $0.76 for both periods.

Concentrations

Net sales to customers outside the United States were approximately 9% of revenues for each of the six months ended February 29, 2020 and February 28, 2019, and related accounts receivable were approximately 12% of total accounts receivable for both February 29, 2020 and August 31, 2019.

No single customer accounted for more than 10% of revenues and accounts receivable for the six months ended February 29, 2020 or February 28, 2019.

Significant Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively “new revenue standard”). The core principle of the new revenue standard, among other changes, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new revenue guidance effective September 1, 2018, using the modified retrospective method with no impact to the opening retained earnings.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in previous lease accounting, but without explicit bright lines. Lessor accounting is similar to the previous model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on September 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to September 1, 2019 remained unchanged and in accordance with Leases (Topic 840). As of February 29, 2020, the Company has right of use assets of approximately $13.0 million and lease liabilities of approximately $13.1 million recorded in the consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB deferred the effective dates of the new credit losses standard for all entities except SEC filers that are not smaller reporting companies to fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating this statement and its impact on its results of operations and financial position.

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

Note 3. Debt

The Company currently has a $15,000,000 line of credit agreement with Citizen’s Business Bank (the “Bank”). On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the interest rate provisions under the line of credit were modified so that in no event would such interest rate be less than 3.5% per annum or the maximum interest rate permitted under law. The expiration date of the line of credit under the line of credit agreement is July 5, 2021. The line of credit has a variable interest rate option that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): to (A) The default variable interest index rate, which is Citizens Business Bank Prime Rate of Interest, which is the prime rate (4.75% and 5.25% at February 29, 2020 and August 31, 2019, respectively) less 0.500%; or (B) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; and (v) replace the preferred rate of interest with a discounted rate. The amounts outstanding under this line of credit as of February 29, 2020 and August 31, 2019 are currently all under the default variable interest index rate of 4.25% and 4.75%, respectively. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of February 29, 2020 and August 31, 2019 were $9,213,000 and $6,114,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 29, 2020 and August 31, 2019, the Company was in compliance with all such covenants.

In September 2019, Bisco entered into Commercial Lease Agreement (the “Hunter Lease”) with the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder. Under this Commercial Lease Agreement, Bisco has leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5037 and 5065 East Hunter Avenue, Anaheim, California (the “Hunter Property”), which serves as the Company’s new corporate headquarters, and has a term that expires on August 31, 2029. The Company also entered into a new Loan Agreement with the Bank to borrow up to $5 million (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan is a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan will convert to a term loan. Interest on the Construction Loan is payable monthly, subject to variable interest rate based on the Bank’s internal prime rate (4.75% and 5.25% at February 29, 2020 and August 31, 2019, respectively). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Loan Agreement. The outstanding balance of the Construction Loan at February 29, 2020 and August 31, 2019 was $3,794,000 and $342,000, respectively.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank (the “Lakeview Loan”). The proceeds of the loan were used to purchase the building that houses the Company’s then corporate headquarters and distribution center located in Anaheim, California (the “Lakeview Property”). In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at February 29, 2020. The Company leased back the building from the buyer until mid-March, when the Company’s corporate headquarters was moved to the Hunter Property.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
(In thousands, except share and per share amounts)
EPS:
Net income	$2,598	$1,961	$4,515	$3,886
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$2,579	$1,942	$4,477	$3,848

Earnings per common share – basic and diluted	$0.53	$0.40	$0.92	$0.79

For the three and six months ended February 29, 2020 and February 28, 2019, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been included in the computation of diluted earnings per share, which had no effect to basic earnings per share.

Note 5. Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is beneficially owned by the Company’s majority shareholder, who is also the Company’s Chairman and CEO. The Glendale Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the three months ended February 29, 2020 and February 28, 2019, the Company incurred expense related to the Glendale Lease of approximately $71,000 and $70,000, respectively. During the six months ended February 29, 2020 and February 28, 2019, the Company incurred expense related to the Glendale Lease of approximately $142,000 and $138,000, respectively.

On July 26, 2019, the Company entered into the Hunter Lease with the Trust, for the lease of the Hunter Property, which house the Company’s new corporate headquarters. The Company completed its move to the new headquarters located at the Hunter Property in March 2020. The term of the Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. The foregoing description of the Lease does not purport to be complete and is qualified in the entirety by reference to the lease as filed as Exhibit 10.14 in its Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 27, 2019. During the three months ended February 29, 2020 and February 28, 2019, the Company incurred expense related to the Hunter Lease of approximately $199,000 and none, respectively. During the six months ended February 29, 2020 and February 28, 2019, the Company incurred expense related to the Hunter Lease of approximately $398,000 and none, respectively.

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

During the three and six months ended February 29, 2020, the Company recorded an income tax provision of $934,000 and $2,010,000, respectively, resulting in an effective tax rate of 26.4% and 30.8%, respectively. For the three and six months ended February 28, 2019, the Company recorded an income tax provision of $580,000 and $1,425,000, respectively, resulting in an effective tax rate of 22.8% and 26.8%, respectively.  The current period effective tax rate differs from the statutory rate of 21% due to state income tax and permanent book to tax basis adjustments related to transfer pricing and meals that were recognized during Q2 2019, which reduced the percent of pre-tax income during that period.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and six months ended February 29, 2020, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and six months ended February 29, 2020, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next three months that would materially impact its consolidated financial statements.

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

Note 8. Subsequent Events

Management has evaluated events subsequent to February 29, 2020, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

With respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets. The outbreak may have an adverse impact on the industries the Company serves, such as the aerospace, electronic parts, and industrial equipment industry. If repercussions of the outbreak are prolonged, it could have a significant adverse impact to the underlying industries of some of the Company’s customers. To date, the Company has not incurred any significant disruptions to its business activities or supply chain, but has been required to limit the operations of our sales offices. Management cannot, at this point, estimate ultimate losses related to the COVID-19 outbreak, if any, and accordingly no adjustments were reflected in the accompanying financial statements related to this matter.

The Company completed its move of the corporate headquarters from the Lakeview Property to the Hunter Property on March 13, 2020, which is a significantly larger facility with approximately 80,000 square feet of office and warehouse space.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively “new revenue standard”). The core principle of the new revenue standard, among other changes, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new revenue guidance effective September 1, 2018, using the modified retrospective method with no impact to the opening retained earnings.

 In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on September 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to September 1, 2019 remains unchanged and in accordance with Leases (Topic 840). As of February 29, 2020, the Company has right of use assets of approximately $13.0 million (net of the reversal of the current deferred rent liability) and lease liabilities of approximately $13.1 million recorded in the consolidated balance sheet.

There have been no changes to the Company’s critical accounting policies for the six months ended February 29, 2020, except for the adoption of ASU 2016-02 referenced above. For additional information regarding our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 27, 2019.

Results of Operations

Comparison of the Three Months Ended February 29, 2020 and February 28, 2019

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change

Net sales	$56,828	$52,559	$4,269	8.1%
Cost of sales	41,029	38,047	2,982	7.8%
Gross profit	$15,799	$14,512	$1,287	8.9%
Gross profit as a percent of revenues	27.8%	27.6%		0.2%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in the three months ended February 29, 2020 (“Q2 2020”) as compared to the three months ended February 28, 2019 (“Q2 2019”) was largely due to a higher volume of product sales, increased sales department headcount over prior year quarter, increased sales related to new inventory items, and increased productivity from the Company’s employees. Revenues have also increased due to the Company continuing to focus on relationship building programs with current and potential customers and vendors, which resulted in additional new authorized distributorships in the current fiscal year.

The gross margins in Q2 2020 remained relatively consistent with prior year quarter, increasing by 0.2% as a percentage of revenues when compared to Q2 2019. This increase was primarily due to the mix of products sold and larger discounts on purchased inventory for large dollar volume orders and discount terms in Q2 2020 compared to Q2 2019.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change

Selling, general and administrative expenses	$12,673	$11,720	$953	8.1%
Percent of net sales	22.3%	22.3%		–

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2020 increased from Q2 2019 largely due to an increase in employee headcount, annual raises, and increases in rent in leased offices. SG&A as a percent of revenue in Q2 2020 remained consistent with Q2 2019 at 22.3%, primarily due to the Company being able to increase sales with current and new customers without having to incur additional significant SG&A expenses.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
Other income (expense):
Net gain (loss) on trading securities	$471	$(126)	$597	473.8%
Interest and other (expense), net	(65)	(125)	60	48.0%
Other income (expense), net	$406	$(251)	$657	261.8%
Percent of net sales	0.7%	(0.5)%		1.2%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2020, the Company recognized a net gain on trading securities of $471,000 as compared to a net loss of $126,000 in Q2 2019 in net realized and unrealized gains. The increase in trading securities in Q2 2020 was primarily due to timing of sales and purchases and general market climate of short and long positions during the period.

Interest and other (expense), net, decreased in Q2 2020 compared to Q2 2019 due to the sale of the Lakeview Property and extinguishment of the outstanding principal and accrued interest on the Lakeview Loan during November 2019. Further, interest expense on the Construction Loan for the Hunter Property is capitalized as part of the leasehold improvements during the period it is under construction.

Income Tax Provision ($ in thousands)

	Three Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change

Income tax provision	$934	$580	$354	61.0%
Percent of pre-tax income	26.4%	22.8%		3.6%

The provision for income taxes increased by $354,000 in Q2 2020 over the prior year period. This increase was primarily due to higher taxable income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income increased from 22.8% at Q2 2019 to 26.4% at Q2 2020 primarily due to permanent book to tax adjustments related to transfer pricing and meals that were recognized during Q2 2019, which reduced the percent of pre-tax income during that period.

Comparison of the Six Months Ended February 29, 2020 and February 28, 2019

Net Sales and Gross Profit ($ in thousands)

	Six Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change

Revenues	$112,868	$103,345	$9,523	9.2%
Cost of revenues	81,173	74,724	6,449	8.6%
Gross margin	$31,695	$28,621	$3,074	10.7%
Percent of revenues	28.1%	27.7%		0.4%

The increase in revenues in the six months ended February 29, 2020 as compared to the six months ended February 28, 2019 was largely due to increased unit sales in the current period compared to the prior year period, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates. Further, the increase was due to a higher volume of product sales, and increased sales department headcount over the prior year period. Revenues have also increased due to the Company continuing to focus on relationship building programs with current and potential customers and vendors, which resulted in additional new authorized distributorships in the current fiscal year.

The gross margins during the six months ended February 29, 2020 increased by 0.4% as a percentage of revenues when compared to the prior year period. This increase was primarily due to the mix of products sold and larger discounts on purchased inventory for large dollar volume orders and discounted terms during the six months ended February 29, 2020 compared to the prior year period.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change

Selling, general and administrative expenses	$25,275	$23,210	$2,065	8.9%
Percent of net sales	22.4%	22.5%		(0.1)%

SG&A in the six months ended February 29, 2020 increased from the prior year period largely due to an increase in annual employee wage raises and bonuses, increase in employee headcount, and to a lesser extent, due to larger leased properties which had rent escalations. SG&A as a percent of revenue during the six month period ended February 29, 2020 decreased slightly from the prior year period primarily due to the Company being able to increase sales with current and new customers at a rate greater than SG&A expenses increased.

Other Income (Expense), Net ($ in thousands)

	Six Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
Other income (expense):
Net gain on trading securities	$391	$102	$289	283.3%
Loss on sale of real property	(102)	–	(102)	(100.0)%
Interest and other expense, net	(184)	(202)	18	8.9%
Other income (expense), net	$105	$(100)	$205	205.0%
Percent of net sales	0.1%	(0.1)%		0.2%

During the six months ended February 29, 2020, the Company recognized a net gain of $391,000 as compared to a net gain of $102,000 in the six months ended February 28, 2019 in net realized and unrealized gains on trading securities. The increase in gain on trading securities for the current six month period was primarily due to timing of sales and purchases and general market climate of short and long positions during the period.

During November 2019, the Company sold the Lakeview Property for a cash purchase price of $7,075,000, realizing a total loss of $102,000 from the sale in the three months ending November 30, 2019 (“Q1 2020”).

Interest and other expense, net, decreased in the six months ended February 29, 2020 compared to the prior year period due to the sale of the Lakeview Property and extinguishment of the outstanding principal and accrued interest on the Lakeview Loan during November 2019.

Income Tax Provision ($ in thousands)

	Six Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change

Income tax provision	$2,010	$1,425	$585	41.1%
Percent of pre-tax income	30.8%	26.8%		4.0%

The provision for income taxes increased by $585,000 in the six month period ended February 29, 2020 over the prior year period. The percent of pre-tax income increased from 26.8% to 30.8% when comparing the six months ended February 28, 2019 to February 29, 2020. The increase in the provision for income taxes in dollars and as a percent of pre-tax income in the six months ended February 29, 2020 was primarily due to a discrete tax item due to certain deferred tax assets and permanent books to tax differences related to prior periods that was reconciled and recorded in Q1 2020 for approximately $277,000. The increase in taxes was also due to higher taxable income in the current quarter as compared to the prior year period.

Liquidity and Capital Resources

As of February 29, 2020 and February 28, 2019, the Company held approximately $8,286,000 and $4,800,000 of unrestricted cash and cash equivalents, respectively. The Company also held $894,000 and $1,873,000 of marketable securities at February 29, 2020 and August 31, 2019, respectively, which could be liquidated, if necessary.

The Company currently has a $15,000,000 line of credit agreement with the Bank. On December 4, 2019, the Company entered into the Amendment, which modified the Company’s line of credit with the Bank to increase the maximum amount that may be borrowed there under from $10.0 million to $15.0 million. In addition, the interest rate provisions under the line of credit were modified so that in no event would such interest rate be less than 3.5% per annum or the maximum interest rate permitted under law. The expiration date of the line of credit under the agreement is July 5, 2021. The line of credit has a variable interest rate option that the Company may select (subject to the requirements in the Amendment and provided that the Company is not in default under the line of credit agreement): to (A) The default variable interest index rate, which is Citizens Business Bank Prime Rate of Interest, which is the prime rate (4.75% at February 29, 2020 and 5.25% at August 31, 2019) less 0.500%; or (B) One Hundred Eighty (180) day Libor Rate plus a margin of 1.550%; and (v) replace the preferred rate of interest with a discounted rate. The amounts outstanding under this line of credit as of February 29, 2020 and August 31, 2019 are currently all under the default variable interest index rate of 4.25% and 4.75%, respectively. Borrowings are secured by substantially all of the assets of the Company and its subsidiary. The amounts outstanding under this line of credit as of February 29, 2020 and August 31, 2019 were $9,214,000 and $6,114,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 29, 2020 and August 31, 2019, the Company was in compliance with all such covenants.

On July 12, 2019, the Company also entered into the Construction Loan for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan is a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Note provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan will convert to a term loan. Interest on the Construction Loan is payable monthly, subject to variable interest rate based on the Bank’s internal prime rate (4.75% and 5.25% at February 29, 2020 and August 31, 2019, respectively). The balance of the Construction Loan at February 29, 2020 and August 31, 2019 was $3,794,000 and $342,000 respectively.

On May 15, 2017, the Company entered into the Lakeview Loan, the proceeds of the loan were used to purchase the building that housed the Company’s previous corporate headquarters and distribution center located in Anaheim, California. In September 2019, Bisco sold the Lakeview Property for a cash sale price of $7,075,000, which closed on November 19, 2019. Upon the closing, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at February 29, 2020. The Company leased back the building from the buyer until mid-March, when the Company’s new corporate headquarters was moved to the Hunter Property.

On May 15, 2017, the Company entered into the Lakeview Loan, the proceeds of which were used to purchase the Lakeview Property located in Anaheim, California. In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property for a cash sale price of $7,075,000, which closed on November 19, 2019. Upon the closing, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at February 29, 2020. The Company leased back the building from the buyer until mid-March, when the Company’s new corporate headquarters was moved to the Hunter Property.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Cash Flows from Operating Activities

Cash used in operating activities was $3,621,000 for the six months ended February 29, 2020 as compared with cash used in operations of $4,681,000 for the six months ended February 28, 2019. The decrease in current period cash used by operating activities was primarily due to higher income and a decrease in purchased inventory for the six months ended February 29, 2020 when compared to the prior year period due to timing of stocking product lines. This was also adversely impacted to some extent by a decrease in trade accounts payable in the current period due to less inventory purchased and timing of payments. The prior period cash used in operating activities was primarily due to an increase in inventory and accrued expense.

Cash Flows from Investing Activities

Cash provided by investing activities was $5,585,000 for the six months ended February 29, 2020 as compared with cash provided in investing activities of $626,000 for the six months ended February 28, 2019. The increase in cash flow from investing activities in the current year period compared to the prior year period was primarily due to the Company’s proceeds from the sale of the Lakeview Property in November 2019 for $7,075,000 and a net increase in securities sold short in the six months ending February 29, 2020. This was partially offset by purchase of equipment and construction of leasehold improvements in the current period for $4,591,000 for the new corporate headquarters. The prior year cash provided by investing activities was primarily due to the Company’s net increase in marketable securities for the six months ending February 29, 2020.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended February 29, 2020 was $1,224,000 as compared with cash provided by financing activities of $4,940,000 for the six months ended February 28, 2019. The cash provided by financing activities for the current period is primarily due to cash borrowings from the revolving line of credit and the Construction Loan for the Hunter Property. This was adversely effected by the repayment of the entire Lakeview Property mortgage loan in November 2019, when the property was sold. Cash provided by financing activities in the prior year period is primarily due to borrowings of $4,593,000 on the Company’s revolving line of credit.

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

Item 1A.  Risk Factors

Our business is subject to a number of risks, some of which are discussed below. The risk factors discussed in this section should be considered together with information included elsewhere in this Quarterly Report on Form 10-Q and should not be considered the only risks to which the Company is exposed. If any of the risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price for shares of our common stock may decline, and you could lose all or part of your investment.

Our business and results of operations may be adversely impacted as a result of the recent COVID-19 outbreak.

On March 11, 2020, the World Health Organization designated the coronavirus (COVID-19) as a pandemic. While the Company has not incurred any significant disruptions to its business activities or supply chain to date, the Company has had to temporarily close its 49 sales offices to the public, and has experienced temporary closures of certain offices from time to time to keep our employees safe. We have also shifted more than half of our sales force to remote operations and have implemented changes our warehouse and distribution operations to ensure social distancing. As a result, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our sales. In addition, certain of our customers have closed or reduced their operations during this pandemic, and government restrictions could also further restrict our business and result in supply chain interruptions in the future. While our sales continue to remain strong, we cannot predict how long the pandemic will last and the impact of such pandemic on our financial condition and results of operations.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with Citizen’s Business Bank, located in Anaheim, CA. The agreement is secured by substantially all of Bisco’s assets. The loan agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income. We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the Bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings under the line of credit or the acceleration of the obligation’s maturity date and foreclosure on Bisco’s assets, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. We currently have 49 sales offices throughout the U.S., and plan to continue to expand our geographic footprint, even outside the U.S. in the near further. During fiscal 2020, the Company relocated some existing locations to larger office locations within its original region and expanded sales and operating headcount. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of February 29, 2020 was approximately $9.2 million, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company recently entered into a construction loan agreement with the Bank to borrow up to $5 million for the primary purpose of financing tenant improvements on the new corporate headquarters. As of February 29, 2020, the total outstanding on the Construction Loan was approximately $3.8 million. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As such, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of February 29, 2020, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For Q2 2020 and Q2 2019, we spent $93,000 and $97,000 on advertising, respectively.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On March 15, 2020, Jay Conzen, a director of the Company passed away. Mr. Conzen had been a valued member of the Company’s Board of Directors since 1998 and also served as the Chairman of the Audit Committee of the Board of Directors. The Company plans to fill this vacancy but has just recently commenced the search process in this regard. As such, there currently remains a vacancy on the Board of Directors. The remaining Audit Committee members and a majority of the Board members continue to qualify as independent directors under both the OTCQB’s rules and under SEC Rule 10A-3.

Item 6.    Exhibits

The following exhibits are filed as part of this Quarterly report on Form 10-Q.

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

EACO CORPORATION
(Registrant)

Date: April 13, 2020	/s/ Glen Ceiley
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