Form 10-Q
period 2020-05-31
EACO CORP
filed 2020-07-15
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-14311

EACO CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2597349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5065 East Hunter Avenue

Anaheim, California  92807

(Address of Principal Executive Offices)

1500 Lakeview Loop, Anaheim, California 92807

(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☒

As of July 6, 2020, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net sales	$54,923	$57,840	$167,791	$161,185
Cost of sales	40,069	41,715	121,242	116,439
Gross margin	14,854	16,125	46,549	44,746
Operating expenses:
Selling, general and administrative expenses	12,732	12,353	38,007	35,563
Income from operations	2,122	3,772	8,542	9,183

Other income (expense):
Net gain on trading securities	384	413	775	515
Loss on sale of property	(28)	–	(130)	–
Interest and other (expense)	(40)	(128)	(224)	(330)
Other income, net	316	285	421	185
Income before income taxes	2,438	4,057	8,963	9,368
Provision for income taxes	683	1,113	2,693	2,538
Net income	1,755	2,944	6,270	6,830
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)
Net income attributable to common shareholders	$1,736	$2,925	$6,213	$6,773
Basic and diluted earnings per share:	$0.36	$0.60	$1.28	$1.39
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net income	$1,755	$2,944	$6,270	$6,830
Other comprehensive gain (loss), net of tax:
Foreign translation gain (loss)	30	(315)	(219)	(38)
Total comprehensive income	$1,785	$2,629	$6,051	$6,792

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	May 31,	August 31,
	2020	2019*
ASSETS
Current Assets:
Cash and cash equivalents	$7,182	$4,692
Restricted cash	69	655
Trade accounts receivable, net	28,651	31,655
Inventory, net	41,797	37,259
Marketable securities, trading	–	1,873
Prepaid expenses and other current assets	4,113	4,234
Total current assets	81,812	80,368
Property, equipment and leasehold improvements:
Held for use, net	8,539	3,717
Held for sale, net	–	6,855
Total property, equipment and leasehold improvements, net	8,539	10,572
Other assets:
Operating lease right-of-use assets	12,428	–
Other assets, net	2,008	1,938
Total assets	$104,787	$92,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$16,924	$21,138
Accrued expenses and other current liabilities	5,988	8,297
Liability for short sales of trading securities	69	655
Current portion of operating lease liabilities	2,370	$–
Current portion of long-term debt	–	5,484
Total current liabilities	25,351	35,574
Non-current Liabilities:
Long-term debt	12,060	6,114
Operating lease liabilities	10,192	–
Total liabilities	47,603	41,688
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	657	876
Retained earnings	44,099	37,886
Total shareholders’ equity	57,184	51,190
Total liabilities and shareholders’ equity	$104,787	$92,878

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2019 as filed with the U. S. Securities and Exchange Commission on November 27, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2019*	36,000	$1	4,861,590	$49	$12,378	$876	$37,886	$51,190
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(212)	—	(212)
Net income	—	—	—	—	—	—	1,917	1,917
Balance, November 30, 2019	36,000	$1	4,861,590	$49	$12,378	$664	$39,784	$52,876
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(37)	—	(37)
Net income	—	—	—	—	—	—	2,598	2,598
Balance, February 29, 2020	36,000	$1	4,861,590	$49	$12,378	$627	$42,363	$55,418
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	30	—	30
Net income	—	—	—	—	—	—	1,755	1,755
Balance, May 31, 2020	36,000	$1	4,861,590	$49	$12,378	$657	$44,099	$57,184

Balance, August 31, 2018 *	36,000	$1	4,861,590	$49	$12,378	928	$28,530	$41,886
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	158	—	158
Net income	—	—	—	—	—	—	1,925	1,925
Balance, November 30, 2018	36,000	$1	4,861,590	$49	$12,378	$1,086	$30,436	$43,950
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	119	—	119
Net income	—	—	—	—	—	—	1,961	1,961
Balance, February 28, 2019	36,000	$1	4,861,590	$49	$12,378	$1,205	$32,378	$46,011
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	—	2,944	2,944
Balance, May 31, 2019	36,000	$1	4,861,590	$49	$12,378	$890	$35,303	$48,621

*	Derived from the Company’s audited financial statements included in its Form 10-K for the years ended August 31, 2018 and 2019 as filed with the U. S. Securities and Exchange Commission on November 28, 2018 and November 27, 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2020	2019
Operating activities:
Net income	$6,270	$6,830
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	860	772
Bad debt expense	33	193
Loss on sale of real property	130	–
Net gain on trading securities	(775)	(515)
(Increase) decrease in:
Trade accounts receivable	2,971	(2,499)
Inventory	(4,538)	(6,009)
Prepaid expenses and other assets	51	(1,698)
Increase (decrease) in:
Trade accounts payable	(3,781)	2,960
Accrued expenses and other current liabilities	(2,309)	(1,851)
Operating lease assets and liabilities, net	134	–
Net cash used in operating activities	(954)	(1,817)
Investing activities:
Purchase of property, equipment, and leasehold improvements	(6,032)	(825)
Proceeds from sale of real property	7,075	–
Net sales of marketable securities, trading	2,648	2,393
Net change in liabilities for short sales of trading securities	(586)	1,401
Net cash provided by investing activities	3,105	2,969
Financing activities:
Borrowings on revolving credit facility, net	1,042	3,797
Borrowings on Construction Loan	4,545	—
Repayments on long-term debt	(5,125)	(109)
Preferred stock dividend	(57)	(57)
Bank overdraft	(433)	(467)
Net cash (used in) provided by financing activities	(28)	3,164
Effect of foreign currency exchange rate changes on cash and cash equivalents	(219)	(38)
Net increase in cash, cash equivalents, and restricted cash	1,904	4,278
Cash, cash equivalents, and restricted cash - beginning of period	5,347	3,638
Cash, cash equivalents, and restricted cash - end of period	$7,251	$7,916
Supplemental disclosures of cash flow information:
Cash paid for interest	$246	$325
Cash paid for income taxes	$3,405	$3,059

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 (“fiscal 2019”). The condensed consolidated balance sheet as of August 31, 2019 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2019. Operating results for the three and nine months ended May 31, 2020 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $169,000 at May 31, 2020 and August 31, 2019.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are reduced by a provision for slow moving and obsolete items of $1,656,000 and $1,527,000 at May 31, 2020 and August 31, 2019, respectively. The provision is based upon management’s review of inventories on-hand, their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $69,000 and $655,000 at May 31, 2020 and August 31, 2019, respectively.

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

We provide for tax contingencies, from any, for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments and estimates regarding tax issues, potential outcomes and timing.  Actual results could differ from those estimates.

Revenue Recognition

We derive our revenue primarily from product sales.  We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.

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

Earnings Per Common Share

Basic earnings per common share for the three and nine months ended May 31, 2020 and 2019 were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 4).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and nine months ended May 31, 2020 and 2019. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rate of Canadian dollars to U.S. dollars for the nine months ended May 31, 2020 and 2019 was $0.74 and $0.75, respectively.

Concentrations

Net sales to customers outside the United States were approximately 9% of revenues for each of the nine months ended May 31, 2020 and 2019, and related accounts receivable were approximately 11% and 12% of total accounts receivable for May 31, 2020 and August 31, 2019, respectively.

No single customer accounted for more than 10% of revenues and accounts receivable for the nine months ended May 31, 2020 and 2019.

Significant Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively “new revenue standard”). The core principle of the new revenue standard, among other changes, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new revenue guidance effective September 1, 2018, using the modified retrospective method with no impact to opening retained earnings.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in previous lease accounting, but without explicit bright lines. Lessor accounting is similar to the previous model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on September 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to September 1, 2019 remained unchanged and in accordance with Leases (Topic 840). As of May 31, 2020, the Company has right of use assets of approximately $12.4 million and lease liabilities of approximately $12.6 million recorded in the consolidated balance sheet.

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

Note 3. Debt

The Company currently has a $15,000,000 line of credit agreement with Citizen’s Business Bank (the “Bank”). On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.5% per annum. The expiration date of the line of credit under the line of credit agreement is July 5, 2021. The amounts outstanding under this line of credit as of May 31, 2020 and August 31, 2019 are currently all under the default variable interest index rate of 3.5% and 4.75%, respectively. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of May 31, 2020 and August 31, 2019 were $7,033,000 and $5,772,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2020 and August 31, 2019, the Company was in compliance with all such covenants.

In September 2019, Bisco entered into Commercial Lease Agreement (the “Hunter Lease”) with the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder. Under the Hunter Lease, Bisco has leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5037 and 5065 East Hunter Avenue, Anaheim, California (the “Hunter Property”), which serves as the Company’s new corporate headquarters. The Hunter Lease has a term that expires on August 31, 2029. The Company also entered into a new Loan Agreement with the Bank to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan is a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan will convert to a term loan. Interest on the Construction Loan is payable monthly, subject to a variable interest rate based on the Bank’s internal prime rate, but in no event would such interest rate be less than 3.5% per annum or the maximum interest rate permitted under law (3.5% and 5.25% at May 31, 2020 and August 31, 2019, respectively). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at May 31, 2020 and August 31, 2019 was $5,027,000 and $342,000, respectively.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank (the “Lakeview Loan”). The proceeds of the loan were used to purchase the building that housed the Company’s then corporate headquarters and distribution center located in Anaheim, California (the “Lakeview Property”). In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at May 31, 2020. As of August 31, 2019, the Company owed $5,484,000. The Company leased back the building from the buyer until mid-March, when the Company’s corporate headquarters was moved to the Hunter Property.

Note 4.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
(In thousands, except share and per share amounts)
EPS:
Net income	$1,755	$2,944	$6,270	$6,830
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$1,736	$2,925	$6,213	$6,773

Earnings per common share – basic and diluted	$0.36	$0.60	$1.28	$1.39

For the three and nine months ended May 31, 2020 and 2019, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been included in the computation of diluted earnings per share, which had no effect on basic earnings per share.

Note 5. Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is beneficially owned by the Company’s majority shareholder, who is also the Company’s Chairman and CEO. The Glendale Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the three months ended May 31, 2020 and 2019, the Company incurred expense related to the Glendale Lease of approximately $71,000 and $68,000, respectively. During the nine months ended May 31, 2020 and 2019, the Company incurred expense related to the Glendale Lease of approximately $213,000 and $206,000, respectively.

On July 26, 2019, the Company entered into the Hunter Lease with the Trust, for the lease of the Hunter Property, which houses the Company’s new corporate headquarters. The Company completed its move to the new headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. The foregoing description of the Lease does not purport to be complete and is qualified in the entirety by reference to the lease as filed as Exhibit 10.14 in its Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 27, 2019. During the three months ended May 31, 2020 and 2019, the Company incurred expense related to the Hunter Lease of approximately $199,000 and $0, respectively. During the nine months ended May 31, 2020 and 2019, the Company incurred expense related to the Hunter Lease of approximately $597,000 and $0, respectively.

Note 6.  Income Taxes

The Tax Cuts and Jobs Act (the “Jobs Act”) was enacted on December 22, 2017. The Jobs Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. We previously completed our accounting for the tax effects of enactment of the Jobs Act and have determined no additional tax liability due to offsetting foreign tax credits. The Company is subject to taxation in the US, Canada and various states. We have elected to account for Global Intangible Low-Taxed Income in the year the tax is incurred.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Intended to provide economic relief to those impacted by the coronavirus (COVID-19) pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes.

As a result of the technical amendments made by the CARES Act to QIP, we are evaluating the potential effects, if any, of leasehold improvements incurred this year. Further, we are continuing to examine additional impacts that the CARES Act may have on our U.S. business, and other operations impacted by COVID-19. The effects and ultimate results of our evaluation, if any, could result in temporary book-to-tax timing differences (i.e., no effective tax rate impact) for income tax purposes.

During the three and nine months ended May 31, 2020, the Company recorded an income tax provision of $683,000 and $2,693,000, respectively, resulting in an effective tax rate of 28.0% and 30.0%, respectively. For the three and nine months ended May 31, 2019, the Company recorded an income tax provision of $1,113,000 and $2,538,000, respectively, resulting in an effective tax rate of 27.4% and 27.1%, respectively.  The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and valuation allowances against certain deferred tax assets and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and nine months ended May 31, 2020, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and nine months ended May 31, 2020, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next three months that would materially impact its consolidated financial statements.

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

Note 8. Subsequent Events

Management has evaluated events subsequent to May 31, 2020, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

With respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets. The outbreak has had, and may continue to have, an adverse impact on the Company, as well as the industries that the Company serves, such as the aerospace, electronic parts, and industrial equipment industries. If repercussions of the outbreak are prolonged, it could have a significant adverse impact to the underlying industries of some of the Company’s customers. To date, the Company has not incurred any significant disruptions to its business activities or supply chain, but has been required to limit the operations of our sales offices. Management cannot, at this point, estimate ultimate losses related to the COVID-19 outbreak, if any, and accordingly no adjustments were reflected in the accompanying financial statements related to this matter.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively “new revenue standard”). The core principle of the new revenue standard, among other changes, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new revenue guidance effective September 1, 2018, using the modified retrospective method with no impact to opening retained earnings.

 In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on September 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to September 1, 2019 remains unchanged and in accordance with Leases (Topic 840). As of May 31, 2020, the Company has right of use assets of approximately $12.4 million (net of the reversal of the current deferred rent liability) and lease liabilities of approximately $12.6 million recorded in the consolidated balance sheet.

There have been no changes to the Company’s critical accounting policies for the nine months ended May 31, 2020, except for the adoption of ASU 2016-02 referenced above. For additional information regarding our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 27, 2019.

Results of Operations

Comparison of the Three Months Ended May 31, 2020 and 2019

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended May 31,		$ Change	% Change
	2020	2019

Net sales	$54,923	$57,840	$(2,917)	(5.0)%
Cost of sales	40,069	41,715	(1,646)	(3.9)%
Gross margin	$14,854	$16,125	$(1,271)	(7.9)%
Gross margin as a percent of revenues	27.0%	27.9%		(0.9)%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The decrease in revenues in the three months ended May 31, 2020 (“Q3 2020”) as compared to the three months ended May 31, 2019 (“Q3 2019”) was largely due to lower demand in product resulting from of the global industry-wide slowdown due to the impact from the COVID-19 pandemic. During Q3 2020, the Company expanded its product offering to include personal protection equipment (“PPE”) including, among other things, masks, shields and sanitizing stations, which has offset in part the decline in revenues in the current quarter.

The gross margins in Q3 2020 decreased by 0.9% as a percentage of revenues when compared to Q3 2019. This decrease was primarily due to a combination of product and customer mix, and overall declines in gross profit margin due to the global industry-wide slowdown and the impacts from the COVID-19 outbreak. The PPE products distributed by the Company typically carry lower margins, which also contributed to the decline in gross margins in the current periods.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended May 31,		$	%
	2020	2019	Change	Change

Selling, general and administrative expenses	$12,732	$12,353	$379	3.1%
Percent of net sales	23.2%	21.4%		1.8%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q3 2020 increased from Q3 2019 largely due to an increase in employee headcount, annual raises, increases in rent in leased offices, as well as $200,000 in moving expenses related to the move to the new corporate headquarters. SG&A as a percent of revenue in Q3 2020 increased from Q2 2019 by 1.8%, primarily due to non-recurring expenses related to the moving of the corporate headquarters, increases in the employee headcount, and decreases in Q3 2020 sales due to the COVID-19 pandemic.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended May 31,		$	%
	2020	2019	Change	Change
Other income (expense):
Net gain on trading securities	$384	$413	$(29)	7.0%
Loss on sale of property	(28)	–	(28)	(100)%
Interest and other expense, net	(40)	(128)	88	68.8%
Other income, net	$316	$285	$31	10.9%
Percent of net sales	0.6%	0.5%		0.1%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2020, the Company recognized a net gain on trading securities of $384,000 as compared to a net gain of $413,000 in Q3 2019 in net realized and unrealized gains. The decrease in trading securities in Q3 2020 was primarily due to timing of sales and purchases and general market climate for short and long positions during the period.

Interest and other (expense), net, decreased in Q3 2020 compared to Q3 2019 due to the sale of the Lakeview Property and the related extinguishment of the outstanding principal and accrued interest on the Lakeview Loan during November 2019. Further, interest expense on the Construction Loan for the Hunter Property is capitalized as part of the leasehold improvements during the period it is under construction.

Income Tax Provision ($ in thousands)

	Three Months Ended May 31,		$	%
	2020	2019	Change	Change

Income tax provision	$683	$1,113	$(430)	(38.6)%
Percent of pre-tax income	28.0%	27.4%		0.6%

The provision for income taxes decreased by $430,000 in Q3 2020 over the prior year period. This decrease was primarily due to lower taxable income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income increased from 27.4% at Q3 2019 to 28.0% at Q3 2020 primarily due to state tax rates and valuation allowances against certain deferred tax assets and permanent book tax differences.

Comparison of the Nine Months Ended May 31, 2020 and 2019

Net Sales and Gross Profit ($ in thousands)

	Nine Months Ended May 31,		$	%
	2020	2019	Change	Change

Revenues	$167,791	$161,185	$6,606	4.1%
Cost of revenues	121,242	116,439	4,803	4.1%
Gross margin	$46,549	$44,746	$1,803	4.0%
Gross margin as a percent of revenues	27.7%	27.8%		(0.1)%

The increase in revenues in the nine months ended May 31, 2020 as compared to the nine months ended May 31, 2019 was largely due to increased unit sales in first six months of the current fiscal year compared to the prior year period, resulting from the Company focusing on improving and expanding its supply chain team, which has enabled the Company to effectively target and purchase inventory with higher turnover rates. Further, the increase was due to increased sales department headcount over the prior year period and the positive economic environment in the first 6 months of the current fiscal year. Revenues have also increased due to the Company continuing to focus on relationship building programs with current and potential customers and vendors, which resulted in additional new authorized distributorships in the current fiscal year.

The gross margins during the nine months ended May 31, 2020 remained relatively consistent with the prior year, decreasing by 0.1% as a percentage of revenues when compared to the prior year period. This decrease was primarily due to the mix of products sold and lower margins in Q3 2020 due to the impact of the COVID-19 pandemic.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended May 31,		$	%
	2020	2019	Change	Change

Selling, general and administrative expenses	$38,007	$35,563	$2,444	6.9%
Percent of net sales	22.7%	22.1%		0.6%

SG&A for the nine months ended May 31, 2020 increased from the prior year period largely due to an increase in employee headcount and non-reoccurring expenses incurred during the construction of and move to the new corporate headquarters in Anaheim, California. The increase in SG&A is also due to annual raises to employee wages and due to larger leased properties which had rent escalations. SG&A as a percent of revenue during the nine month period ended May 31, 2020 increased from the prior year period primarily due to decreased sales in Q3 2020 and non-reoccurring expenses related to the new corporate headquarters.

Other Income (Expense), Net ($ in thousands)

	Nine Months Ended May 31,		$	%
	2020	2019	Change	Change
Other income (expense):
Net gain on trading securities	$775	$515	$260	50.5%
Loss on sale of real property	(130)	–	(130)	(100.0)%
Interest and other expense, net	(224)	(330)	106	32.1%
Other income, net	$421	$185	$236	127.6%
Percent of net sales	0.3%	0.1%		0.2%

During the nine months ended May 31, 2020, the Company recognized a net gain of $775,000 as compared to a net gain of $515,000 in the nine months ended May 31, 2019 in net realized and unrealized gains on trading securities. The increase in gain on trading securities for the current nine month period was primarily due to timing of sales and purchases and general market climate for short and long positions during the period.

During November 2019, the Company sold the Lakeview Property for a cash purchase price of $7,075,000, realizing a total loss of $130,000 from the sale.

Interest and other expense, net, decreased in the nine months ended May 31, 2020 compared to the prior year period due to the sale of the Lakeview Property and extinguishment of the outstanding principal and accrued interest on the Lakeview Loan during November 2019. Further, interest expense on the Construction Loan for the Hunter Property is capitalized as part of the leasehold improvements during the period it is under construction.

Income Tax Provision ($ in thousands)

	Nine Months Ended May 31, 2020		$	%
	2020	2019	Change	Change

Income tax provision	$2,693	$2,538	$155	6.1%
Percent of pre-tax income	30.0%	27.1%		2.9%

The provision for income taxes increased by $155,000 in the nine month period ended May 31, 2020 over the prior year period. The percent of pre-tax income increased from 27.1% to 30.0% when comparing the nine months ended May 31, 2019 to May 31, 2020. The increase in the provision for income taxes in dollars and as a percent of pre-tax income in the nine months ended May 31, 2020 was primarily due to a discrete tax item due to certain deferred tax assets and permanent books to tax differences, related to prior periods that was reconciled and recorded in Q1 2020 for approximately $277,000. The increase in taxes was also due to higher taxable income in the current period as compared to the prior year period.

Liquidity and Capital Resources

As of May 31, 2020 and August 31, 2019, the Company held approximately $7,182,000 and $4,692,000 of unrestricted cash and cash equivalents, respectively.

The Company currently has a $15,000,000 line of credit agreement with the Bank. On December 4, 2019, the Company entered into the Amendment, which modified the Company’s line of credit with the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. The amounts outstanding under this line of credit as of May 31, 2020 and August 31, 2019 are currently all under the default variable interest index rate of 3.5% and 4.75%, respectively. Borrowings are secured by substantially all of the assets of the Company and its subsidiary. The amounts outstanding under this line of credit as of May 31, 2020 and August 31, 2019 were $7,032,000 and $6,114,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2020 and August 31, 2019, the Company was in compliance with all such covenants.

On July 12, 2019, the Company also entered into the Construction Loan for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan is a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Note provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan will convert to a term loan. Interest on the Construction Loan is payable monthly, subject to variable interest rate based on the Bank’s internal prime rate with a minimum of 3.5% (3.5% and 5.25% at May 31, 2020 and August 31, 2019, respectively). The balance of the Construction Loan at May 31, 2020 and August 31, 2019 was $5,028,000 and $342,000 respectively.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank (the “Lakeview Loan”). The proceeds of the loan were used to purchase the building that houses the Company’s then corporate headquarters and distribution center located in Anaheim, California (the “Lakeview Property”). In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at May 31, 2020. The Company leased back the building from the buyer until mid-March, when the Company’s corporate headquarters was moved to the Hunter Property.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Cash Flows from Operating Activities

Cash used in operating activities was $955,000 for the nine months ended May 31, 2020 as compared with cash used in operations of $1,817,000 for the nine months ended May 31, 2019. The decrease in current period cash used by operating activities was primarily due to a decrease in accounts receivable related to the Company’s lower revenues for the nine months ended May 31, 2020 when compared to the prior year period. The amount of inventory purchased was also lower in the current period, seeing an increase of $4,538,000 for the nine months ended May 31, 2020 when compared to the prior year period increase of $6,009,000. This was also adversely impacted to some extent by a decrease in trade accounts payable in the current period due to timing of payments. The prior period cash used in operating activities was primarily due to an increase in inventory and accounts receivables.

Cash Flows from Investing Activities

Cash provided by investing activities was $3,105,000 for the nine months ended May 31, 2020 as compared with cash provided in investing activities of $2,969,000 for the nine months ended May 31, 2019. The increase in cash flow from investing activities in the current year period compared to the prior year period was primarily due to the Company’s proceeds from the sale of the Lakeview Property in November 2019 for $7,075,000 and a net increase in sales of marketable securities in the nine months ending May 31, 2020. This was partially offset by the purchase of equipment and construction of leasehold improvements in the current period for $6,032,000 for the new corporate headquarters. The prior year cash provided by investing activities was primarily due to the Company’s net increase in sales of marketable securities and securities sold short for the nine months ending May 31, 2019.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended May 31, 2020 was $28,000 as compared with cash provided by financing activities of $3,164,000 for the nine months ended May 31, 2019. The cash used in financing activities for the current period is primarily due to the repayment of the entire Lakeview Property mortgage loan in November 2019, when the property was sold. This was adversely effected by cash borrowings from the revolving line of credit and the Construction Loan for the Hunter Property. Cash provided by financing activities in the prior year period is primarily due to borrowings of $3,797,000 on the Company’s revolving line of credit.

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

The Company’s Chairman and CEO holds almost all of our voting stock and can control the election of directors and significant corporate actions

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

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information, and certain states including California, have mandated additional compliance requirements, which could result in additional expenses for the Company in the near future. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen. While we have not experienced a cyber attack, we are in the process of working with a third party vendor to assist us in safeguarding our systems to further protect the personal information of our customers, employees and vendors. We are still at an early stage in this analysis and may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties, and could damage our reputation and adversely impact our customers.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. We currently have 49 sales offices throughout the U.S., and plan to continue to expand our geographic footprint, even outside the U.S. in the near future. During fiscal 2020, the Company relocated some existing locations to larger office locations within its original region and expanded sales and operating headcount. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of May 31, 2020 was approximately $7.0 million, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company recently entered into the Construction Loan with the Bank and borrowed approximately $5.0 million thereunder for the primary purpose of financing tenant improvements for the new corporate headquarters. See Note 3 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID-19 pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Due to the small amount of public float in our common stock, sales of our common stock by Glen Ceiley could cause the price of our common stock to decline, and we may not be able to maintain our listing on the .OTCQB, which will further limit your ability to sell your shares.

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of May 31, 2020, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock. In addition, we have been advised that if we do not increase the amount of $2.0 million freely tradeable public float to at least 5% of our outstanding capital stock by September 1, 2020, then our stock will be downgraded from the QTCQB to OTC Pink.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For Q3 2020 and Q3 2019, we spent $128,000 and $113,000 on advertising, respectively.

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

EACO CORPORATION
(Registrant)

Date: July 14, 2020	/s/ Glen Ceiley
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