Form 10-K
period 2020-08-31
EACO CORP
filed 2020-11-30
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended August 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-14311

EACO CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2597349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5065 East Hunter Avenue, Anaheim, California  92807

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Non accelerated filer ☒ Accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the common stock on that date) was approximately $2,894,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of November 24, 2020, 4,861,590 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this Report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs, and the impact of COVID-19 and of our planned initiatives. Forward-looking statements are based on our current expectations, estimates and forecasts of future events and results and involve a number of risks and uncertainties that could cause actual results to differ materially including, among other things, the following: failure of facts to conform to management estimates and assumptions; economic conditions and uncertainties; competitive pressures; our ability to maintain an effective system of internal controls over financial reporting; potential losses from trading in securities; our ability to retain key personnel and relationships with suppliers; the willingness of Citizen’s Business Bank (the “Bank”) or other lenders to extend financing commitments and the availability of capital resources; and other risks identified from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements. It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated. As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

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

Bisco commenced operations in Illinois in 1973 and was incorporated in 1974. Bisco’s principal executive offices are located at 5065 East Hunter Avenue, Anaheim, California 92807, which also serves as the principal executive offices of EACO. EACO’s website address is www.eacocorp.com and Bisco’s website address is www.biscoind.com. The inclusion of these website addresses in this annual report does not include, or incorporate by reference into this annual report, any information on or accessible through the websites.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2020, Bisco had more than 10,000 customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the fiscal year ended August 31, 2020. For each of the fiscal years ended August 31, 2020 and 2019 (“fiscal 2020” and “fiscal 2019,” respectively), Bisco’s top 20 customers represented in the aggregate approximately 14% of Bisco’s revenues in both fiscal 2020 and fiscal 2019.

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

Bisco sells its products primarily in the United States ,Canada, and countries within Asia. Bisco’s international sales represented 9.7% and 9.3% of its sales in fiscal 2020 and fiscal 2019, respectively. Sales to customers in Canada accounted for approximately 33% and 41% of such international sales in fiscal 2020 and fiscal 2019, respectively. Sales to customers located within Asia accounted for approximately 46% and 40% of such international sales in fiscal 2020 and fiscal 2019, respectively.

Suppliers

As of August 31, 2020, Bisco offered products from over 260 manufacturers. The Company’s authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does perform kitting and packaging of existing products for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2020 or fiscal 2019.

Human Capital Resources

As of August 31, 2020, the Company had 525 full-time employees, which include 345 sales and marketing employees, 77 management, administrative and finance employees, 58 warehouse and fulfillment personnel and 45 supply chain management employees. None of our employees are subject to a collective bargaining agreement.

A key element of our business strategy is to expand our operations and revenues by opening additional sales offices in new geographic locations, and we plan to add additional sales personnel to support such new offices. The Company believes it has been successful in attracting and retaining qualified sales personnel for these new positions. We continue to focus on employee development and training, and embrace diversity and inclusion. We believe an innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences.

Compliance with Government Regulations

We are not aware of the need for any government approvals for our products. Because we use contract manufacturers, any laws regarding the manufacturing of the products we distribution will typically be the responsibility of our contract manufacturers. Prior to entering into any contracts with new manufacturers, we typically conduct diligence to determine that the manufacturer has satisfied all such requirements. We do not believe that we are subject to any state or federal environmental laws.

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

COVID-19 Risks

Our business and results of operations may be adversely impacted as a result of the recent COVID-19 outbreak.

On March 11, 2020, the World Health Organization designated the coronavirus (“COVID-19”) as a pandemic. While the Company has not incurred any significant disruptions to its business activities or supply chain to date, the Company has had to temporarily close its 49 sales offices to the public, and has experienced temporary closures of certain offices from time to time to keep our employees safe. We have also shifted more than half of our sales force to remote operations and have implemented changes our warehouse and distribution operations to protect our employees. As a result, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our sales. In addition, certain of our customers have closed or reduced their operations during this pandemic, and government restrictions could also further restrict our business and result in supply chain interruptions in the future. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

Company and Operational Risks

We generally do not have long-term supply agreements or guaranteed price or delivery arrangements with the majority of our suppliers.

In most cases, we have no guaranteed price or delivery arrangements with our suppliers. Consequently, we may experience inventory shortages on certain products from time to time. Furthermore, our industry occasionally experiences significant product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply products as needed. We cannot assure you that our suppliers will maintain an adequate supply of products to fulfill our orders on a timely basis, at a recoverable cost, or at all, or that we will be able to obtain particular products on favorable terms or at all. Additionally, we cannot assure you that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales, harm our reputation and negatively affect our operating results.

Our supply agreements are generally terminable at the suppliers’ discretion.

Substantially all of the agreements we have with our suppliers, including our authorized distributor agreements, are terminable with little or no notice or penalty. Suppliers that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other distributors or channels. Any termination, interruption or adverse modification of our relationship with a key supplier or a significant number of other suppliers would likely adversely affect our operating income, cash flow and future prospects.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For fiscal 2020 and fiscal 2019, we spent $486,000 and $392,000 on advertising, respectively.

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

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen. While we have not experienced a cyber attack, we are working with a third party vendor to assist us in safeguarding our systems and protecting the personal information of our customers, employees and vendors. We are still at an early stage in this analysis and may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties, and could damage our reputation and adversely impact our customers.

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

Expansion Risks

Our strategy of expanding into new geographic areas could be costly and may not expand our revenues.

One of our primary growth strategies is to grow our business through the opening of sales offices in new geographic markets. This strategy requires continued investment, both financially, as well as management’s efforts to get the new offices operational. Based on our analysis of demographics in the United States, Canada, Mexico and countries within Asia, we currently estimate there is potential market opportunity in North America and Asia to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful or profitable in the near future, or at all. In addition, a particular local market’s ability to support a sales office may change due to competition or local economic conditions.

We may be unable to meet our goals regarding new office openings.

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. During fiscal 2020, the Company opened one new geographical sales location and relocated some existing locations to larger office locations within its original region, including relocating the Company’s headquarters to a larger location, and expanded sales and operating headcount. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Financial Risks

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of August 31, 2020 was approximately $5.1 million, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company entered into a new loan agreement with the Bank for approximately $4.8 million that financed the tenant improvements on the new corporate headquarters. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

Concentration of Ownership Risks

The Company’s Chairman and CEO holds almost all of our voting stock and can control the election of directors and significant corporate actions.

Glen Ceiley, our Chairman and CEO, beneficially owns or controls approximately 96% of our outstanding voting stock. As such, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including the election of the Board of Directors and significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of August 31, 2020, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

General Risk Factors

Changes and uncertainties in the economy have harmed and could continue to harm our operating results.

As a result of the continuing economic uncertainties primarily caused by the impact of the COVID-19 pandemic, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Sales of our products are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, shipping costs, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, if economic conditions significantly weaken on a global scale it may cause some of our customers to experience a slowdown, from time to time, which may in turn have an adverse effect on our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

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

Item 2.  Properties

We have 49 sales offices and seven distribution centers located throughout the United States and in Canada. In September 2019, Bisco entered into a Purchase Agreement to sell its previous headquarter located at 1500 North Lakeview Loop in Anaheim, California (“Lakeview Property), for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the mortgage loan for the Lakeview Property. In September 2019, Bisco entered into Commercial Lease Agreement (the “Hunter Lease”) with the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and majority shareholder (the “Trust”), and has a lease term that expires on August 31, 2029. Pursuant to the Hunger Lease, Bisco has leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue, Anaheim, California (the “Hunter Property”). The Company moved its corporate headquarters to the Hunter Property in March 2020. The initial base rent for the Hunter Lease is $66,300 per month, which increases by 2.5% annually over the term of the lease.

Bisco also leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Chicago Lease”) from the Trust, which has a term that expires in May 2029. The initial base rent for this lease is $66,300 per month, which increases by 2.5% annually over the term of the lease.

All of our other properties are leased, consisting of sales offices and warehouse space. Leases of sales offices generally have a lease term of three years and warehouse locations usually have a lease term of five to ten years. For additional information regarding our obligations under property leases, see Note 8 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is quoted on the OTCQB operated by the OTC Markets Group Inc., and previously on the OTC Bulletin Board, under the trading symbol “EACO”; however, the Company’s common stock typically has low trading volumes.

As of August 31, 2020, the Company had no equity compensation plans. The Company did not grant or issue any unregistered shares of common stock during the fiscal 2020.  The Company did not repurchase any of its own common stock during fiscal 2020.

As of November 17, 2020, the Company had approximately 215 shareholders of record.

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

Impact of COVID-19 on our Business

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

Critical Accounting Policies

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted ASU 2014-09 beginning in fiscal 2019 (effective September 1, 2018) using the modified retrospective approach. The impact of adopting the standard on our consolidated financial statements and related disclosures was not material.

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

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2020 and 2019

Revenues and Gross Margin (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2020	2019	Change	Change
Revenues	$225,245	$221,241	$4,004	1.8%
Cost of revenues	163,868	160,008	3,860	2.4%
Gross margin	$61,377	61,233	$144	0.2%
Percent of revenues	27.2%	27.7%

Revenues consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. During the third quarter of fiscal 2020, the Company expanded its product offering to include personal protection equipment (“PPE”) including, among other things, masks, shields and sanitizing stations. The increase in revenues in fiscal 2020 compared to fiscal 2019 was largely due to a higher volume of product sales, strategically increased head count of sales and operations employees over the prior year period (and lower sales employee turnover in the current year period), as well as increased productivity from the Company’s employees. Revenues have also increased due in part to the Company’s purchase of a broader range of inventory in the current year and sales of PPE due to the COVID-19 pandemic. The increase in revenue was offset in part by reduced sales to certain of our customers who have closed or reduced their operations during this pandemic. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

The gross margins in fiscal 2020 decreased by 0.5%, as a percentage of revenues, when compared to fiscal 2019. This decrease was primarily due to mix of products sold and discounts on large dollar volume orders in fiscal 2020 compared to fiscal 2019, as well as overall declines in gross profit margin due to the global industry-wide slowdown and the impacts from the COVID-19 pandemic. The PPE products distributed by the Company typically carry lower margins, which has also contributed to the decline in gross margins in the current period. Decreases in the margins are also due to increased expenses related to warehouse and supply chain that are allocated to the cost of revenues.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2020	2019	Change	Change
Selling, general and administrative expenses	$50,936	$48,213	$2,723	5.6%
Percent of revenues	22.6%	21.8%		0.8%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and advertising costs. SG&A in fiscal 2020 increased from fiscal 2019 largely due to higher personnel costs as a result of annual raises in employee salaries, an increase in the number of sales and administrative employees from 489 employees in fiscal 2019 to 525 employees in fiscal 2020, and lower employee turnover in fiscal 2020. SG&A also increased due to rent increases in fiscal 2020 related to facility leases, and higher depreciation expense, as well as the non-recurring expense incurred in fiscal 2020 related to the relocation of the Company’s corporate headquarters to the Hunter Property. SG&A as a percent of revenue in fiscal 2020 increased from fiscal 2019 primarily due to increased employee headcount and lower sales growth due to the COVID-19 pandemic.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
Other income (expense):	2020	2019	Change	Change
Realized gain on sales of marketable trading securities	$620	$775	$(155)	(20.0)%
Unrealized gain (loss) on marketable trading securities	292	(348)	640	183.9%
Loss on Sale of Property	(130)	––	(130)	(100)%
Interest and other (expense)	(256)	(475)	219	46.1%
Other income (expense), net	$526	$(48)	$574	1,195.8%
Other income (expense), net as a percent of revenues	0.2%	0.0%

Other income (expense) includes income or losses on investments in marketable equity securities of other publicly-held domestic corporations, interest income (expense), and other nonoperating activities. The Company’s investment strategy consists of both long and short positions. The Company experienced net realized and unrealized gains from trading securities of approximately $912,000 during fiscal 2020 and $427,000 during fiscal 2019. The increase in trading securities gains in fiscal 2020 was primarily due to timing of sale of investments and general market climate of investment positions at year end.

During fiscal 2020, the Company sold the Lakeview Property for a cash purchase price of $7,075,000 in November 2019, realizing a total loss of $130,000 from the sale. Interest and other expense decreased by $219,000, which was primarily due to lower variable rates on our loans and carrying a lower balance on our line of credit during fiscal 2020 compared to fiscal 2019.

Income Tax Provision (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2020	2019	Change	Change
Provision for income taxes	$3,174	$3,540	$(366)	(10.3)%
Percent of pre-tax income	28.9%	27.3%		1.6%

The provision for income taxes decreased by $366,000 in fiscal 2020 compared to fiscal 2019, which was primarily a result of lower book income in fiscal 2020 as compared to fiscal 2019. The income tax provision as a percent of pre-tax income increased by 1.6% in fiscal 2020 compared to fiscal 2019, which was primarily due to a discrete tax item resulting from certain deferred tax assets and permanent book to tax differences, related to prior periods that was reconciled and recorded in the first quarter of fiscal 2020 for approximately $277,000.

Liquidity and Capital Resources

As of August 31, 2020 and 2019, the Company held approximately $6,079,000 and $4,692,000 of unrestricted cash and cash equivalents, respectively. The Company also held $1,368,000 and $1,873,000 of marketable securities at August 31, 2020 and August 31, 2019, respectively, which could be liquidated, if necessary.

The Company currently has a $15,000,000 line of credit agreement with the Bank. On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.5% per annum. The expiration date of the line of credit under the line of credit agreement is July 5, 2021. The Company intends to renew the line of credit beyond maturity. The amounts outstanding under this line of credit as of August 31, 2020 and August 31, 2019 are currently all under the default variable interest index rate of 3.5% and 4.75%, respectively. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of August 31, 2020 and August 31, 2019 were $5,100,000 and $5,772,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2020 and August 31, 2019, the Company was in compliance with all such covenants.

In September 2019, Bisco entered into the Hunter Lease with the Trust, which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder. Under the Hunter Lease, Bisco leased from the Trust the Hunter Property, which consists of approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue, Anaheim, California, which serves as the Company’s new corporate headquarters. The Hunter Lease has a term that expires on August 31, 2029.

The Company also entered into a new Loan Agreement with the Bank to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6% and entitled to a .25% rate discount if a demand deposit account is held with the Bank.. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly(4.35% and 4.5% at August 31, 2020 and August 31, 2019, respectively). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at August 31, 2020 and August 31, 2019 was $4,807,000 and $342,000, respectively.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank (the “Lakeview Loan”). The proceeds of the loan were used to purchase the building that housed the Company’s then corporate headquarters and distribution center located in Anaheim, California (the “Lakeview Property”). In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at August 31, 2020. As of August 31, 2019, the Company owed $5,484,000 on the Lakeview Loan. The Company leased back the Lakeview Property from the buyer until mid-March, when the Company moved its corporate headquarters to the Hunter Property.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

During fiscal 2020, the Company provided $2,783,000 in net cash from its operating activities. The current period cash provided by operating activities was primarily due to net income of $7,793,000, a decrease in trade accounts receivables, a reduction in purchased inventory due to lower sales at year end, and greater depreciation in the current period. This was partially offset by decreases in trade accounts payable and accrued expenses due to less inventory purchases and increased gains on trading securities not attributable to operations.

During fiscal 2019, the Company used $908,000 in net cash from its operating activities. During fiscal 2019, cash used in operating activities was primarily due to the increase in trade accounts receivable, higher inventory to support higher sales, and prepaid expenses and other current assets, which was largely related to an increase in becoming an authorized product lines distributor through various vendors, which required initial investment in stocking inventories, and increased accounts receivable as a result of increased revenues in fiscal 2019. This was partially offset by higher net income in fiscal 2019 of $9,432,000, which was primarily due to higher sales and creating economies of scale with its SG&A overhead expenses. Cash used in operating activities were also offset by increased trade accounts payables of $3,313,000, which was primarily attributed to increased inventory purchases at year end.

Cash Flows from Investing Activities

Cash provided by investing activities was $4,048,000 for fiscal 2020. This was primarily due to proceeds of $7,075,000 from the sale of the Lakeview Property, sale of marketable securities, and increases in liability of short sales. Cash provided by investing activities was partially offset by fixed asset additions of $6,705,000 from tenant improvements and furniture and fixtures for the new corporate headquarters at the Hunter Property.

Cash used in investing activities was $650,000 for fiscal 2019. This was primarily due to fixed asset additions of IT equipment and office furniture of $952,000 and to construction in progress of $820,000 related to tenant improvements for the new corporate headquarters. Cash used in investing activities was also attributed to the net change in securities sold short of $278,000. Cash used in investing activities in fiscal 2019 was partially offset due to sales of marketable securities of $1,400,000.

Cash Flows from Financing Activities

Cash used in financing activities for fiscal 2020 was $3,095,000, which was primarily due to payments of $5,125,000 for the repayment of the Lakeview Property mortgage and net payments of $1,014,000 in fiscal 2020 to repay a portion of the line of credit with the Bank.

Cash provided by financing activities for fiscal 2019 was $3,319,000, which was primarily due to net borrowings of $3,248,000 from the various loans with the Bank.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the consolidated financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow generated from operations, the Company finances its operations through borrowings from banks.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that debt agreements are recorded as liabilities in the accompanying consolidated balance sheets while obligations under operating leases are disclosed in the notes to the accompanying consolidated financial statements.

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

EACO CORPORATION
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of EACO Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EACO Corporation and its subsidiaries (the “Company”) as of August 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP (formerly Squar Milner LLP)

We have served as the Company's auditor since 2005.

Irvine, California

November 30, 2020

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$6,079	$4,692
Restricted cash	2,916	655
Trade accounts receivable, net	29,667	31,655
Inventory, net	39,545	37,259
Marketable securities, trading	1,368	1,873
Prepaid expenses and other current assets	5,094	4,234
Total current assets	84,669	80,368
Property, equipment and leasehold improvements:
Held for use, net	8,848	3,717
Held for sale, net	–	6,855
Total property, equipment and leasehold improvements, net	8,848	10,572
Other assets:
Operating lease right-of-use assets	11,512	–
Other assets, net	1,424	1,938
Total assets	$106,453	$92,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$16,535	$21,138
Accrued expenses and other current liabilities	6,632	8,297
Liability for short sales of trading securities	2,916	655
Current portion of operating lease liabilities	2,493	–
Current portion of long-term debt	5,100	5,484
Total current liabilities	33,676	35,574
Non-current Liabilities:
Long-term debt	4,807	6,114
Operating lease liabilities	9,151	–
Total liabilities	47,634	41,688
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	788	876
Retained earnings	45,603	37,886
Total shareholders’ equity	58,819	51,190
Total liabilities and shareholders’ equity	$106,453	$92,878

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended August 31,
	2020	2019
Revenues	$225,245	$221,241
Cost of revenues	163,868	160,008
Gross margin	61,377	61,233
Operating expenses:
Selling, general and administrative expenses	50,936	48,213
Income from operations	10,441	13,020

Other income (expense):
Net gain on trading securities	912	427
Loss on sale of property	(130)	–
Interest and other expense	(256)	(475)
Other income (expense), net	526	(48)
Income before income taxes	10,967	12,972
Provision for income taxes	3,174	3,540
Net income	7,793	9,432
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$7,717	$9,356

Basic and diluted earnings per common share	$1.59	$1.92
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended
	August 31,
	2020	2019
Net income	$7,793	$9,432
Other comprehensive income, net of tax
Foreign currency translation loss	(88)	(52)
Total comprehensive income	$7,705	$9,380

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2020 and 2019

(in thousands, except share information)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance, August 31, 2018	36,000	$1	4,861,590	$49	$12,378	$928	$28,530	$41,886
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(52)	—	(52)
Net income	—	—	—	—	—	—	9,432	9,432
Balance, August 31, 2019	36,000	$1	4,861,590	$49	$12,378	$876	$37,886	$51,190
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(88)	—	(88)
Net income	—	—	—	—	—	—	7,793	7,793
Balance, August 31, 2020	36,000	$1	4,861,590	$49	$12,378	$788	$45,603	$58,819

See accompanying notes to consolidated financial statements

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2020	2019
Operating activities:
Net income	$7,793	$9,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,224	1,047
Bad debt expense	72	340
Loss on sale of property	130	–
Net gain on trading securities	(912)	(427)
(Increase) decrease in:
Trade accounts receivable	1,916	(5,718)
Inventory	(2,286)	(6,728)
Prepaid expenses and other assets	(346)	(3,012)
Operating lease right-of-use assets	(11,512)	–
Increase (decrease) in:
Trade accounts payable	(3,275)	3,313
Accrued expenses and other current liabilities	(1,665)	845
Operating lease liabilities	11,644	–
Net cash provided by (used in) operating activities	2,783	(908)
Investing activities:
Additions to property, equipment, and leasehold improvements	(6,705)	(1,772)
Proceeds from sale of property	7,075	–
Sale of marketable securities, trading	1,417	1,400
Net change in liabilities for short sales of trading securities	2,261	(278)
Net cash provided by (used in) investing activities	4,048	(650)
Financing activities:
(Payments) borrowings on revolving credit facility, net	(1,014)	3,153
Borrowings on Construction Loan	4,448	342
Repayments on long-term debt	(5,125)	(247)
Preferred stock dividend	(76)	(76)
Bank overdraft	(1,328)	147
Net cash (used in) provided by financing activities	(3,095)	3,319
Effect of foreign currency exchange rate changes on cash and cash equivalents	(88)	(52)
Net increase in cash, cash equivalents, and restricted cash	3,648	1,709
Cash, cash equivalents, and restricted cash - beginning of period	5,347	3,638
Cash, cash equivalents, and restricted cash - end of period	$8,995	$5,347
Supplemental disclosures of cash flow information:
Cash paid for interest	$291	$475
Cash paid for income taxes	$3,405	$3,107

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful trade accounts receivable, provisions for slow moving and obsolete inventory, recoverability of the carrying value and estimated useful lives of long-lived assets, and the valuation allowance against deferred tax assets.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was approximately $174,000 and $169,000 at August 31, 2020 and 2019, respectively.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items approximating $1,764,000 and $1,290,000 at August 31, 2020 and 2019, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of August 31, 2020 and 2019, the Company’s total obligation for securities sold, but not yet purchased was approximately $2,916,000 and $655,000, respectively. Restricted cash to collateralize the Company’s obligations for short sales was $2,916,000 and $655,000 at August 31, 2020 and 2019, respectively.

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

Freight revenue associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for fiscal 2020 and fiscal 2019.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of revenues and were approximately $4,087,000 and $4,083,000 for the years ended August 31, 2020 and 2019, respectively.

Advertising Costs

Advertising costs are expensed as incurred. For fiscal 2020 and fiscal 2019, the Company spent approximately $486,000 and $392,000, respectively, on advertising.

Liabilities of Discontinued Operations

Prior to June 2005, EACO self-insured workers’ compensation claims losses up to certain limits.  The liability for workers’ compensation represents an estimate of the present value of the ultimate cost of uninsured losses, which are unpaid as of the balance sheet dates.  The Company pursues recovery of certain claims from an insurance carrier.  Recoveries, if any, are recognized when claims are approved. The outstanding liability for workers’ compensation at year end is not significant and is included in accrued expenses and other current liabilities at August 31, 2020 and 2019.

Operating Leases

For fiscal 2020, the Company determines if a contractual arrangement contains a lease, for accounting purposes, at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, the current portion of operating lease liabilities, and the operating lease liabilities in the accompanying consolidated balance sheets. The ROU assets represent the Company’s right to control the use of a leased asset for the contractual term, and lease liabilities represent the related obligation to make lease payments arising from the contractual arrangement. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the contractual term. The operating lease ROU assets also include any prepaid lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the contractual term.

Many of the Company’s leases include both lease (such as fixed payment amounts including rent, taxes, and insurance costs) and nonlease components (such as common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and nonlease components for all leases.

Many leases include one or more options to renew the contract. The exercise of lease renewal options are typically at the Company’s discretion. Therefore, renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain to be exercised. The Company regularly evaluates the renewal options each reporting period and when they are reasonably certain to be exercised, we will include the lease renewal period in our contractual term when estimating the ROU assets and related liabilities. Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate.

Prior to fiscal 2020 and the adoption of ASC 842, the aggregate minimum annual payments were expensed on the straight-line basis over the minimum lease term. The Company recognized a deferred rent liability for rent escalations when the amount of straight-line rent exceeded the lease payments, and reduced the deferred rent liability when the lease payments exceeded the straight-line rent expense.

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2020 and 2019 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at August 31, 2020 and 2019. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2020 and 2019 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars at August 31, 2020 and 2019 was $0.74 and $0.75, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the years ended August 31, 2020 and 2019. The average exchange rates for the years ended August 31, 2020 and 2019 were $0.77 and $0.75, respectively. The percentage of total assets held outside the United States, in Canada, was 4% as of August 31, 2020 and 2019. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Financial instruments that subject the Company to credit risk include cash balances in excess of federal depository insurance limits and accounts receivable. Cash accounts maintained by the Company at U.S. and Canadian financial institutions are insured by the Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation, respectively. A portion of the Company’s cash was held by its Canadian subsidiary. The Company has not experienced any losses in such accounts.

Net sales to customers outside the United States and related trade accounts receivable were both approximately 10% at August 31, 2020, and 9% and 12%, respectively at August 31, 2019. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2020 or 2019.

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended August 31,
	2020	2019
U.S.	90.3%	90.7%
Asia	4.5%	3.7%
Canada	3.2%	3.8%
Other	2.0%	1.8%
Total	100%	100%

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

During the years ended August 31, 2020 and 2019, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

Significant Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20. The core principle of the ASU, among other changes, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has elected the modified retrospective method and adopted the new revenue guidance effective September 1, 2018, with no impact to the opening retained earnings.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on September 1, 2019 and applied the package of practical expedients included therein, as well as utilize the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to September 1, 2019 will remain unchanged and in accordance with Leases (Topic 840). As of August 31, 2020, the Company has right of use assets of approximately $11.5 million (net of the reversal of the current deferred rent liability) and lease liabilities of approximately $11.6 million recorded in the consolidated balance sheet.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance became effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company adopted the new cash flow guidance effective as of September 1, 2018, which an immaterial impact to the statements of cash flows.

Note 3. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are summarized as follows:

	August 31,
	2020	2019
Held for use:
Machinery and equipment	$9,950,000	$8,739,000
Furniture and fixtures	2,517,000	1,112,000
Vehicles	155,000	155,000
Leasehold improvements	6,540,000	2,514,000
Land	—	—
Building	—	—
Construction in progress	79,000	820,000
Total held for use	19,241,000	13,340,000
Less: accumulated depreciation and amortization	(10,393,000)	(9,623,000)
Total property, equipment, and leasehold improvements held for use, net	8,848,000	3,717,000
Held for sale:
Land	––	1,716,000
Building	––	5,489,000
Total held for sale	––	7,205,000
Less: accumulated depreciation and amortization	––	(350,000)
Total property, equipment, and leasehold improvements held for sale, net	––	6,855,000
Total property, equipment, and leasehold improvements, net	$8,848,000	$10,572,000

On May 19, 2017, the Company purchased its prior corporate headquarters located at 1500 N. Lakeview Loop in Anaheim, California (the “Lakeview Property”) from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. The total purchase price of the Lakeview Property was $7,200,000, which was the market price at the time of purchase supported by an independent appraiser. In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property to a third party for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the loan agreement with the Bank in the original principal amount of $5,400,000 that was used to purchase the Lakeview Property (the “Lakeview Loan”). See Note 4.

In September 2019, Bisco entered into Commercial Lease Agreement with the Trust (the “Hunter Lease”), pursuant to which Bisco leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). During fiscal 2019, the Company started construction of leasehold improvements on the Hunter Property to house its new corporate headquarters, which was financed by the Construction Loan from the Bank. See Note 4. As of August 31, 2020, only minor leasehold improvements awaiting city permits for completion were in construction in progress. In March 2020, the Company completed the move of its corporate headquarters to the Hunter Property.

For the years ended August 31, 2020 and 2019, depreciation and amortization expense was $1,224,000 and $1,047,000, respectively.

Note 4. Debt

The Company currently has a $15,000,000 line of credit agreement with the Bank. On December 4, 2019, the Company entered into the Amendment, which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.5% per annum. The expiration date of the line of credit under the line of credit agreement is July 5, 2021. The amounts outstanding under this line of credit as of August 31, 2020 and August 31, 2019 are currently all under the default variable interest index rate of 3.5% and 4.75%, respectively. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of August 31, 2020 and August 31, 2019 were $5,100,000 and $5,772,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2020 and August 31, 2019, the Company was in compliance with all such covenants.

The Company also entered into the Construction Loan for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% and 4.50% at August 31, 2020 and August 31, 2019, respectively). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at August 31, 2020 and August 31, 2019 was $4,807,000 and $342,000, respectively.

On May 15, 2017, the Company entered into the Lakeview Loan. The proceeds of the loan were used to purchase the building that housed the Company’s then corporate headquarters and distribution center at the Lakeview Property. In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at August 31, 2020.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5. Shareholders’ Equity

Earnings Per Common Share (“EPS”)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	Years Ended August 31,
(In thousands, except per share information)	2020	2019
EPS – basic and diluted:
Net income	$7,793	$9,432
Less: cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders for basic and diluted EPS computation	7,717	9,356
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings per common share – basic and diluted	$1.59	$1.92

For the years ended August 31, 2020 and 2019, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Preferred Stock

The Company’s Board of Directors is authorized to establish the various rights and preferences for the Company's preferred stock, including voting, conversion, dividend and liquidation rights and preferences, at the time shares of preferred stock are issued. In September 2004, the Company sold 36,000 shares of its Series A cumulative convertible preferred stock (the “Preferred Stock”) to the Company’s CEO, with an 8.5% dividend rate at a price of $25 per share for a total cash purchase price of $900,000.  The holder of the Preferred Stock has the right at any time to convert the Preferred Stock and accrued but unpaid dividends into shares of the Company’s common stock at the conversion price of $22.50 per share.  In the event of a liquidation or dissolution of the Company, the holder of the Preferred Stock is entitled to be paid out of the assets of the Company available for distribution to shareholders at $25.00 per share plus all unpaid dividends before any payments are made to the holders of common stock.

Note 6. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) plan”) for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under the 401(k) plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $446,000 and $401,000 for the years ended August 31, 2020 and 2019, respectively.

Note 7.  Income Taxes

The following summarizes the Company’s provision for income taxes on income from operations:

	Years Ended August 31,
	2020	2019
Current:
Federal	$1,436,000	$2,911,000
State	664,000	803,000
Foreign	129,000	271,000
	2,229,000	3,985,000
Deferred:
Federal	1,423,000	(378,000)
State	(478,000)	(89,000)
Foreign	––	22,000
	945,000	(445,000)
Total	$3,174,000	$3,540,000

Income taxes for the years ended August 31, 2020 and 2019 differ from the amounts computed by applying the federal blended and statutory corporate rates of 21% for both 2020 and 2019 to the pre-tax income. The differences are reconciled as follows:

	Years Ended August 31,
	2020	2019
Current:
Expected income tax provision at statutory rate	21.0%	21.0%
Increase (decrease) in taxes due to:
State tax, net of federal benefit	5.4%	5.2%
Permanent differences	0.3%	0.3%
Change in deferred tax asset valuation allowance	(3.8)%	(0.7)%
Prior year provisions and Payable True Up	6.4%	1.0%
Other, net	(0.5)%	0.5%
Income tax expense	28.9%	27.3%

The components of deferred taxes at August 31, 2020 and 2019 are summarized below:

	August 31,
Deferred tax assets (liabilities):	2020	2019
Net operating loss	$405,000	$421,000
Allowance for doubtful accounts	1,000	3,000
Accrued expenses	262,000	270,000
Accrued workers’ compensation	(5,000)	1,000
Inventory adjustments	944,000	887,000
Unrealized losses on investment	54,000	92,000
Excess of tax over book depreciation	(850,000)	(206,000)
Other	63,000	72,000
	874,000	1,540,000
Valuation allowance	––	(421,000)
Total deferred tax assets, net	$874,000	$1,119,000

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. Net deferred tax assets are included in other assets within noncurrent assets in the accompanying consolidated balance sheets.

In 2010, management concluded that certain deferred tax assets would not be realized, primarily the pre-merger net operating loss carryforwards (“NOLs”) of the Company. Management reviewed the positive and negative evidence available at August 31, 2019 and determined that the capital losses, unrealized losses and EACO’s stated net operating losses did not meet the more likely than not threshold required to be recognized. As such, a valuation allowance was retained on these deferred tax assets. During the year ended August 31, 2020, the Company exercised a tax planning strategy to support that such assets could be utilized and the valuation allowance was, accordingly, released.

On January 1, 2007, the Company adopted ASC 740 “Income Taxes” formerly FASB Interpretation No. 48, an interpretation of FASB Statement No. 109 (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company had no liability for unrecognized tax benefit related to tax positions for either fiscal 2020 or fiscal 2019.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of August 31, 2020, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The 2018 Tax Cuts and Jobs Act (TCJA) shifted the US international tax regime from a worldwide system to a quasi-territorial system. Besides introducing a new federal corporate tax rate of 21%, the TCJA imposed an income inclusion for federal income tax purposes under IRC Section 951A on net “intangible” income derived from “specified foreign corporations”, also known as Global Intangible Low-Taxed Income “GILTI”. Beginning for tax year 2018 until 2025, a deduction under IRC Section 250 is allowed for the lesser of 50% of the GILTI inclusion or U.S. federal taxable income, whichever is less. This deduction effectively taxes GILTI inclusions at an effective tax rate 10.5% for federal purposes, before claiming allowable indirect foreign tax credits against GILTI inclusions. GILTI inclusions generally apply where “specified foreign corporation” income is taxed at an effective rate below 90% of the U.S. federal tax rate (i.e., an 18.9% effective tax rate). After tax year 2025, the allowable deduction under IRC Section 250 will be reduced to 37.5% of the GILTI inclusion after tax year 2025. For the tax year ended August 31, 2020 (i.e., tax year 2019), the Company’s GILTI inclusion was calculated to be approximately $559,000; however, with the Section 250 deduction of about $280,000, and $42,000 of allowable indirect foreign tax credit, the net effect of the GILTI was offset for the 2019 tax year. It should also be noted that new high tax exception to GILTI was not considered since the IRS issued new regulations in late June 2019, which were not finalized yet by August 2019. The Company is making an election to treat GILTI as period cost.

The TCJA provided for an additional deduction of 37.5% of U.S. export sales under IRC Section 250, which is for Foreign-Derived Intangible Income (FDII). The deduction is only allowable for U.S. C-Corporations and effectively taxes export sales at an effective rate of 13.125% from tax years 2018 through 2025. After 2025, the FDII deduction is reduced to 21.875%. For the tax year ended August 31, 2020, EACO’s FDII deduction was calculated to be approximately $71,000 based on the Company’s direct export sales, which is a permanent deduction that reduces the current year federal taxable income.

As of September 21, 2020, Treas. Reg. § 1.951A-7(b) is in effect which allows taxpayers to apply the GILTI high tax exclusion to taxable years after December 31, 2017 and before July 23, 2020 as long they are consistently applied according to the rules under IRC Section 954(b)(4) and Treas. Reg. § 1.954-1(c)(3). For the FY 2019, we applied the high tax exception to GILTI consistent to these provisions, although early, because of the prevailing view at the time that the GILTI high tax exception could be applied to tax year 2018 tax returns once the regulations were finalized. For the FY 2020 provision and tax return, EACO will apply the high tax exception to GILTI inclusion for the Canadian subsidiary.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).   The CARES Act provides tax relief and tax incentives to business, including provisions relating to net operating loss carryback, refundable payroll tax credits, OASDI payroll tax deferral, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property.  The Company has analyzed the impact of receiving financial, tax benefits or other relief as a result of the CARES Act, under ASC 740, the effect of business interest deduction limit under Code Sec.163(j) increase to 50 percent of the taxpayer’s adjusted taxable income for the 2019 tax year is recognized upon enactment. The Company did not apply for SBA Paycheck Protection Program loan based on the advice of its legal counsel due to stable cash flow and available cash from the Company’s line of credits.

Finally, it should also be noted that the provisions mentioned above do not apply generally to state income taxation, only for federal income tax purposes.

The Company is subject to taxation in the US, Canada and various states. The Company’s tax years for 2017, 2018 and 2019 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to state, local or foreign examinations by taxing authorities for years before 2016.

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

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2021	2,845,000
2022	2,351,000
2023	2,024,000
2024	1,703,000
2025	1,335,000
Thereafter	4,527,000
$14,785,000

Rental expense for all operating leases for the years ended August 31, 2020 and 2019 was approximately $3,242,000 and $2,557,000, respectively.

Note 9. Related Party Transactions

On November 21, 2017, the Company entered into the Chicago Lease with the Trust, which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder, for the lease of a facility in Glendale Heights, Illinois. The Company relocated its Chicago sales office and distribution center to this facility in December 2017. The Chicago Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Chicago Lease. The foregoing description of the Chicago Lease does not purport to be complete and is qualified in the entirety by reference to the Chicago Lease as filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 27, 2019.

On July 26, 2019, the Company entered into the Hunter Lease with the Trust, for the lease of the Hunter Property, which houses the Company’s new corporate headquarters. The Company completed its move to the new headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. The foregoing description of the Lease does not purport to be complete and is qualified in the entirety by reference to the lease as filed as Exhibit 10.1 in its Current Report on Form 8-K as filed with the SEC on August 1, 2019.

During fiscal 2020 and fiscal 2019, the Company paid approximately $809,000 and $277,000, respectively, of rent related to all leases with the Trust.

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

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2020 and 2019:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
August 31, 2020
Marketable securities	$1,368,000	––	––	$1,368,000
Liability for short sales of trading securities	(2,916,000)	––	––	(2,916,000)

August 31, 2019
Marketable securities	$1,873,000	––	––	$1,873,000
Liability for short sales of trading securities	(655,000)	––	––	(655,000)

Note 11. Subsequent Events

Management has evaluated events subsequent to August 31, 2020, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

EXHIBIT INDEX

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 1, 2020, the audit practice of Squar Milner LLP (“Squar Milner”) an independent registered public accounting firm, was combined with Baker Tilly US, LLP (“Baker Tilly”) in a transaction pursuant to which Squar Milner combined its operations with Baker Tilly and certain of the professional staff and partners of Squar Milner joined Baker Tilly either as employees or partners of Baker Tilly. On November 1, 2020, Squar Milner resigned as the auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, Baker Tilly was engaged as its independent registered public accounting firm.

Prior to engaging Baker Tilly, the Company did not consult with Baker Tilly regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Baker Tilly on the Company’s financial statements, and Baker Tilly did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of independent registered public accounting firm of Squar Milner regarding the Company’s financial statements for the fiscal year ended December 29, 2019 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 29, 2019, and during the interim period from the end of the most recently completed fiscal year through November 1, 2020, the date of resignation, there were no disagreements with Squar Milner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Squar Milner would have caused it to make reference to such disagreement in its reports.

Item 9A. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were effective as of August 31, 2020.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2020.

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

(c)            Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of November 24, 2020, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that such individual should serve on the Board.

Directors and Executive Officers

Directors

Each director serves a one-year term, or until such director’s successor has been elected and qualified.

Glen F. Ceiley, age 74, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of EACO since 1998. As the founder of Bisco with over 45 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry, and growth and development of the Company.

William L. Means, age 77, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of EACO since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Stephen Catanzaro, age 67, currently has an accounting and tax practice. Prior to that, Mr. Catanzaro served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, from April 2004 until May 2018. He also served as the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco from September 1995 to March 2002. Mr. Catanzaro has served as a director of EACO since 1999. He holds a B.S. degree in Accounting from Lehman College of The City University of New York and an M.B.A. degree from Golden Gate University. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee. Mr. Catanzaro is currently serving as the Company’s interim audit committee chair due to the recent passing of the previous audit committee chair, Jay Conzen, on March 15, 2020.

On March 15, 2020, Jay Conzen, a director of the Company passed away. Mr. Conzen had been a valued member of the Company’s Board of Directors since 1998 and also served as the Chairman of the Audit Committee of the Board of Directors. The Company plans to fill this vacancy and have commenced the search process in this regard. As such, there currently remains a vacancy on the Board of Directors. The remaining Audit Committee members and a majority of the Board members continue to qualify as independent directors under both the OTCQB’s rules and under SEC Rule 10A-3.

Executive Officers

Each executive officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified. See above for biographical information for Mr. Ceiley, our Chief Executive Officer and Chairman of the Board.

Donald S. Wagner, age 58, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco since November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, age 39, has served as the Controller and the Principal Accounting Officer of EACO and Bisco since May 2014. Prior to his promotion as Controller, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, age 40, has served as the Executive Vice President of Bisco since December 2019. Prior to such promotion, Mr. Ceiley served as Vice President of Sales and Marketing of Bisco since September 2012 and was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communications from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, who is EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

CORPORATE GOVERNANCE

Code of Ethics

EACO has adopted a code of ethics applicable to its senior executive and financial officers. You may receive, without charge, a copy of the Financial Code of Ethical Conduct by contacting our Corporate Secretary, c/o Bisco Industries, Inc., at 5065 East Hunter Avenue, Anaheim, California 92807.

Concerns relating to accounting, internal controls or auditing matters should be brought to the attention of a member of our senior management or the Audit Committee as appropriate, and will be handled in accordance with the procedures established by the Audit Committee with respect to such matters.

Director Independence

EACO’s Board currently consists of the following directors: Stephen Catanzaro, Glen Ceiley, and William L. Means. The Board has determined that two of its three directors, Stephen Catanzaro and William L. Means, are independent as defined by the NASDAQ Stock Market’s Marketplace Rules. In addition to such rules, the Board considered transactions and relationships between each director (and his immediate family) and the Company to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. As a result, the Board determined that Mr. Ceiley is not independent, as he is an executive officer of EACO and Bisco, a member of Bisco’s steering committee and the holder of a majority of the outstanding voting stock of the Company. Bisco’s steering committee handles the day to day operations of the Company, and Mr. Ceiley has been intimately involved with decision-making that directly affects the financial statements of the Company.

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

Board Meetings and Committees

In accordance with the Bylaws of EACO, which empower the Board to appoint such committees as it deems necessary and appropriate, the Board has established an Audit Committee and an Executive Compensation Committee (the “Compensation Committee”). During the fiscal 2020, the Board of Directors and the various committees of the Board held the following number of meetings: Board of Directors – 4; Audit Committee – 4; and Compensation Committee. During fiscal 2020, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of any committees of the Board held while he was serving on the Board or such committee, with the exception of Jay Conzen, who passed in March 2020.

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

Currently, the members of the Audit Committee are Messrs. Catanzaro (Chairman) and Means. The Board has determined that each of Messrs. Catanzaro and Means is independent under the independence standards for audit committee members as set forth in the NASDAQ Stock Market’s Marketplace Rules and the applicable SEC rules. The Board has identified Mr. Catanzaro as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Compensation Committee

The Compensation Committee is generally responsible for establishing the salary and annual bonuses paid to executive officers of EACO and administering EACO’s equity incentive plans, if any, including granting stock options to officers and employees of EACO. The Compensation Committee has not adopted a formal charter. The current members of the Compensation Committee are Messrs. Glen Ceiley (Chairman) and William Means. The Board has determined that Mr. Means is independent under the independence standards for Compensation Committee members as set forth in the NASDAQ Stock Market’s Marketplace Rules. Mr. Ceiley is not an independent director.

Nomination of Directors

The Board does not have a Nominating Committee, but each director participates in the consideration of director nominees. Given the size and resources of EACO (and the large number of shares of common stock held by our majority shareholder), the Board believes that this approach is appropriate. The Board believes that having a separate committee would not enhance the nomination process. While the Board does not have a formal policy with regard to the consideration of diversity in identifying director nominees, it strives to nominate directors with a variety of complementary skills and backgrounds so that, as a group, the Board will possess the appropriate talent, skills, insight and expertise to oversee our business. These factors, and others as considered useful by the Board, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. As a result, the priorities and emphasis of the Board may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective directors. The Board periodically reviews the performance of each Board member and concludes whether or not the member should continue in their current capacity. EACO has not adopted a charter relating to the director nomination process, however, the Board will consider candidates for directors recommended by our shareholders who meet the eligibility requirements for submitting recommendations as set forth in EACO’s Bylaws. Eligible stockholders who seek to recommend a nominee must submit such recommendation in writing to the our Corporate Secretary (c/o Bisco Industries, Inc., at 5065 East Hunter Ave, Anaheim, California 92807), by the deadline for director nominations set forth in our last proxy statement, specifying the following information: (i) the name and address of the candidate; (ii) a brief biographical description, including the candidate’s occupation for at least five years; (iii) a statement of the qualifications of the candidate; and (iv) the additional information concerning the candidate and the shareholder proposing such candidate as required by EACO’s Bylaws. Such notice must be accompanied by a written consent of each candidate to being named as a nominee and to serve as a director if elected. Directors should possess qualities such as an understanding of the Company’s business and operations and corporate governance principles. In connection with its evaluation, the Board may request additional information from the candidate or the recommending shareholder, and may request an interview with the candidate. The Board has the discretion to decide which individuals to recommend for nomination as directors. No candidates for director nominations were submitted to the Corporate Secretary by any shareholder in connection with the election of directors at the Annual Meeting.

Risk Oversight

While our management has the primary responsibility for identifying and mitigating risks, the Board has the overall responsibility for the oversight of such risks, with a focus on the most significant risks facing the Company. The Board’s duties in this regard are supplemented by committees of the Board. In particular, the Audit Committee focuses on financial risk, including internal controls, and is responsible for discussing with management and our independent auditors policies with respect to risk assessment and risk management, including the process by which we undertake major financial and accounting decisions. Risks related to our compensation programs are reviewed by the Compensation Committee. In connection with its responsibilities relating to risk assessment, our full Board receives reports on risk management from senior officers of the Company, including the CEO of the Company, and from the Chairman of the Audit Committee, and periodically engages in discussions of the most significant risks that the Company is facing and how these risks are being managed. While the Company has not experienced any material cyber attack or breach, the Board is currently evaluating cyber security risks and has retained a third party consultant to assist it in this regard. Throughout the year, the Board will dedicate a portion of their meetings to review and discuss specific risk topics in greater detail.

Shareholder Communications

The Board has established a process by which shareholders may send written communications to the attention of the Board, any committee of the Board or any individual Board member, care of our Corporate Secretary. The name of any specific intended Board recipient should be noted in the communication. Our Corporate Secretary will be primarily responsible for collecting, organizing and monitoring communications from shareholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and important substantive corporate or Board matters. Communications that are of a commercial or frivolous nature, or are offensive or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board. Shareholders who wish to communicate with the Board can write to the Corporate Secretary at EACO Corporation, c/o Bisco Industries, Inc., at 5065 East Hunter Avenue, Anaheim, California 92807.

Item 11.  Executive Compensation

The Compensation Committee is responsible for assisting with the establishment of the salary and annual bonuses paid to executive officers of EACO and administering EACO’s equity incentive plans, if any, including granting stock options to officers and employees of EACO. The Compensation Committee has not adopted a formal charter. The current members of the Compensation Committee are Messrs. Glen Ceiley and William Means.

The officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Controller and Principal Accounting Officer. Due to the nature of EACO’s operations and related consolidated financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary, and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2020 or fiscal 2019. However, both of them receive compensation from Bisco for their services provided to Bisco.

All compensation for the named executive officers for fiscal 2020 and fiscal 2019 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Mr. Ceiley has received quarterly cash dividends in the amount of $19,125 on his shares of preferred stock of EACO.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2020 and fiscal 2019 by (i) our Chief Executive Officer, and (ii) the two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2020 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

Name and Principal Position	Fiscal Year	Salary		Bonus	All Other Compensation		Total
Glen F. Ceiley	2020	$206,200	(1)	$4,338	$3,847	(2)	$214,385
Chief Executive Officer and Chairman of the Board of EACO and Bisco	2019	206,200	(1)	4,338	3,847	(2)	214,385
Donald S. Wagner	2020	250,535		41,126	12,034	(3)	303,695
President and Chief Operating Officer of Bisco	2019	234,803		145,523	12,188	(3)	392,514
Zachary Ceiley	2020	174,253		37,836	11,047	(3)	223,136
Executive Vice President of Bisco	2019	151,384		127,045	10,637	(3)	289,066

(1)	Includes $18,200 consulting fees payable to Glen Ceiley’s spouse, Barbara Ceiley, in each of fiscal 2020 and fiscal 2019.

(2)	Consists of the Company’s matching contribution for Mr. G. Ceiley pursuant to the Company’s Section 401(k) plan.

(3)	Includes (i) auto allowance of $6,696 payable to each of Messrs. Z. Ceiley and Wagner in fiscal 2020 and fiscal 2019; (ii) Section 401(k) matching contributions of $4,351 and $3,938 payable to Mr. Z. Ceiley in fiscal 2020 and fiscal 2019, respectively; and (iii) Section 401(k) matching contributions of $5,338 and $5,492 payable to Mr. Wagner in each of fiscal 2020 and fiscal 2019, respectively.

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2020 to any named executive officer, and no outstanding equity awards were held by the named executive officers at August 31, 2020.

Director Compensation

The Company pays $12,000 per year in cash to each director who is not employed by EACO or its subsidiary as compensation for their Board services. In addition, directors who do not receive a salary from EACO or its subsidiaries receive a fee of $600 for each Board meeting attended. The Chairman of the Audit Committee receives a fee of $800 per meeting attended. No additional fees are paid to directors for attendance at meetings of the Audit Committee or the Compensation Committee of the Board.

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2020. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

Director	Fees Earned or Paid in Cash	Total
Stephen Catanzaro	$13,800	$13,800
Jay Conzen (1)	12,800	12,800
William Means	14,400	14,400

(1)	Mr. Conzen passed away in March 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of November 20, 2020 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of	Shares of Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)
Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,704,861	96.0%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	—	—
Michael Narikawa	—	—
All executive officers and directors as a group (7 persons)(3)	4,705,183	96.0%

* Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 5065 East Hunter Ave, Anaheim, California 92807.

(2)	Based on 4,861,590 shares of common stock outstanding as of November 24, 2020.

(3)	Includes (i) 4,664,861 shares of common stock held by the Trust; (ii) 40,000 shares of common stock issuable upon conversion of the 36,000 shares of Series A cumulative convertible preferred stock held by the Trust (assuming no accrued unpaid dividends).

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

The Company leases the Glendale Heights Property and the Hunter Property under operating lease agreements with the Trust, which is a grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder.  During fiscal 2020 and fiscal 2019, the Company paid approximately $809,000 and $277,000, respectively, of rent related to these leases.

On November 21, 2017, Bisco entered into the Chicago Lease with the Trust for the Glendale Heights Property, which consists of office and warehouse space in Glendale Heights, Illinois. The initial base monthly rent is $22,600, which is subject to a 2.5% annual increase.

On July 26, 2019, the Company entered into the Hunter Lease with the Trust, for the lease of the Hunter Property, which houses the Company’s new corporate headquarters. The Company completed its move to the new headquarters in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease.

Item 14.  Principal Accounting Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2020 and fiscal 2019, the Audit Committee pre-approved all services performed for the Company by the auditor.

Principal Accountant Fees

Baker Tilly has served as the Company’s independent registered public accounting firm since November 1, 2020. Prior to that, Squar Milner served as the Company’s independent registered public accounting firm since fiscal year ended August 31, 2005

Prior to engaging Baker Tilly, the Company did not consult with Baker Tilly regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Baker Tilly on the Company’s financial statements, and Baker Tilly did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

During fiscal 2020 and fiscal 2019, the Company paid Squar Milner the following amounts for the services set forth below:

	Year Ended August 31,
Fee Category	2020	2019
Audit fees	$186,300	$192,600
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$186,300	$192,600

During fiscal 2020, the Company paid Baker Tilly $6,667 for audit fees, No other fees were paid to Baker Tilly.

Audit Fees

Audit fees consist of feels billed for professional services rendered in connection with the audit of the financial statements included in the Company’s annual reports on Form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2020 and 2019 and for other regulatory filings for such fiscal years.

Audit-Related Fees

The Company was not billed for any audit-related fees by Baker Tilly or Squar Milner for the years ended August 31, 2020 and 2019. There were no other fees billed by Baker Tilly or Squar Milner during fiscal 2020 or fiscal 2019.

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

3.            Exhibits.

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Incorporation of Family Steak Houses of Florida, Inc., as filed with the Florida Secretary of State on September 26, 1985. (Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.2	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., as filed with the Florida Secretary of State on March 26, 1986. (Exhibit 3.03 to the Company's Registration Statement on Form S-1, Registration No. 33-1887, is incorporated herein by reference.)
3.3	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., as filed with the Florida Secretary of State on May 1, 1987. (Exhibit 3.04 to the Company's Registration Statement on Form S-1, Registration No. 33-17620, is incorporated herein by reference.)
3.4	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., as filed with the Florida Secretary of State on March 3, 1998. (Exhibit 3.08 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 1998, is incorporated herein by reference.)
3.5	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., as filed with the Florida Secretary of State on August 5, 2002 (Exhibit 3.09 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2004 is incorporated herein by reference.)
3.6	Articles of Amendment to the Articles of Incorporation of Family Steak Houses of Florida, Inc., changing the name of the corporation to EACO Corporation, as filed with the Florida Secretary of State on June 18, 2004 (Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 3, 2004, is incorporated herein by reference.)
3.7	Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock $0.10 Par Value, as filed with the Florida Secretary of State on September 2, 2004 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 8, 2004, is incorporated herein by reference.)
3.8	Articles of Amendment to Articles of Amendment Designating the Preferences of Series A Cumulative Convertible Preferred Stock, as filed with the Secretary of State of the State of Florida on December 22, 2009 (Exhibit 3.11 to the Company’s Transition Report on Form 10-KT, as filed with the SEC on December 23, 2009, is incorporated herein by reference.)
3.9	Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 4 to the Company’s Registration Statement on Form 8-A, filed with the SEC on March 19, 1997, is incorporated herein by reference.)
3.10	Amendment to Amended and Restated Bylaws of Family Steak Houses of Florida, Inc. (Exhibit 3.08 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2000, is incorporated herein by reference.)

Number	Exhibit
3.11	Certificate of Amendment to Amended and Restated Bylaws effective December 21, 2009 (Exhibit 3.10 to the Company’s Transition Report on Form 10-K filed with the SEC on December 23, 2009 is incorporated herein by reference.)
10.1	Business Loan Agreement dated July 12, 2019 ($10,000,000) between Bisco Industries, Inc. (“Bisco”) and Citizens Business Bank (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2019).
10.2	Change in Terms Agreement dated July 12, 2019 ($10,000,000) between Bisco and Citizens Business Bank (Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 24, 2019, is incorporated herein by reference).
10.3	Commercial Guaranty dated July 12, 2019 ($10,000,000) issued by EACO Corporation (“EACO”) as guarantor in favor of Citizens Business Bank. (Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the SEC on July 24, 2019, is incorporated herein by reference).
10.4	Change in Terms Agreement dated July 12, 2019 ($10,000,000) between Bisco and Citizens Business Bank. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 30, 2018, is incorporated herein by reference).
10.5	Commercial Security Agreement dated July 12, 2018 ($10,000,000) among Bisco, EACO and Community Bank. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018, is incorporated herein by reference).
10.6	Change in Terms Agreement dated May 11, 2017 ($10,000,000) among Bisco, EACO and Citizens Business Bank. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 23, 2017, is incorporated herein by reference).
10.7	Business Loan Agreement dated July 14, 2017 ($10,000,000) between Bisco and Community Bank (Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).
10.8	Promissory Note in the original principal amount of $10,000,000 dated July 14, 2016 issued by Bisco and payable to Community Bank. (Exhibit 10.3 to the Company’s Current Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).
10.9	Business Loan Agreement dated July 12, 2019 ($5,000,000) between Bisco and Citizens Business Bank (Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 24, 2019, is incorporated herein by reference).
10.10	Promissory Note dated July 12, 2019 ($5,000,000) issued by Bisco in favor of Citizens Business Bank (Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 24, 2019, is incorporated herein by reference).
10.11	Commercial Security Agreement dated July 12, 2019 ($5,000,000) between Bisco and Citizens Business Bank. (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed, as with the SEC on July 24, 2019, is incorporated herein by reference).
10.12	Change in Terms Agreement dated July 13, 2018 ($100,000 CD) among EACO and Community Bank (executed on July 24, 2018). (Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 30, 2018, is incorporated herein by reference).
10.13	Promissory Note dated July 12, 2016 ($100,000) issued by EACO and payable to Comerica Bank (Exhibit 10.7 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).
10.14	Business Loan Agreement dated May 15, 2017 ($5,400,000) between Bisco and Community Bank (Exhibit 10.8 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).
10.15	Promissory Note dated May 15, 2017 ($5,400,000) issued by Bisco and payable to Community Bank. (Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).
10.16

Commercial Guaranty dated May 15, 2017 issued by EACO in favor of Community Bank. (Exhibit 10.10 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference).

10.17	Deed of Trust dated May 15, 2017 ($5,400,000) between Bisco and Community Bank (Exhibit 10.3 to the Company’s Current Report on Form 8-K. as filed with the SEC on May 23, 2017, is incorporated herein by reference.)

Number	Exhibit
10.18	Assignment of Leases and Rents dated May 15, 2017 ($5,400,000) between Bisco and Community Bank (Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 23, 2017, is incorporated herein by reference.)
10.19	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated September 19, 2019 (Lakeview sale and lease back) between Bisco and Charles S. Alemi or his assignee (Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2019, is incorporated herein by reference.)
10.20	Commercial and Industrial Lease Agreement dated November 21, 2017 (Chicago Lease) between Bisco and the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”) (Exhibit 10.33 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2017, is incorporated herein by reference.)
10.21	Commercial and Industrial Lease Agreement dated July 26, 2019 (Hunter Lease) between Bisco and the Trust (Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 1, 2019, is incorporated herein by reference.)
10.22	Business Loan Agreement dated November 27, 2019 ($15,000,000) between Bisco and Citizens Business Bank (executed on December 4, 2019). (Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2019, is incorporated herein by reference.)
10.23	Change in Terms Agreement dated November 27, 2019 ($15,000,000) between Bisco and Citizens Business Bank (executed on December 4, 2019) (Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2019, is incorporated herein by reference.)
10.24	Commercial Guaranty dated November 27, 2019 ($15,000,000) between EACO and Citizens Business Bank (executed on December 4, 2019). (Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2019, is incorporated herein by reference.)
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 29, 2011, is incorporated herein by reference.)
31.1*	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 30, 2020	EACO Corporation

/s/ Glen F. Ceiley
By: Glen F. Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/30/2020
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Controller (principal accounting officer)	11/30/2020
Michael Narikawa

/s/ Steve Catanzaro	Director	11/30/2020
Steve Catanzaro

/s/ William Means	Director	11/30/2020
William Means