Form 10-Q
period 2020-11-30
EACO CORP
filed 2021-01-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020, or

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

Yes☐ No ☒

As of January 5, 2021, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended November 30,
	2020	2019
Net sales	$53,403	$56,040
Cost of sales	38,951	40,144
Gross margin	14,452	15,896
Operating expenses:
Selling, general and administrative expenses	12,681	12,602
Income from operations	1,771	3,294

Other (expense):
Net loss on trading securities	(553)	(80)
Loss on sale of real property	––	(102)
Interest and other expense, net	(69)	(119)
Other (expense), net	(622)	(301)
Income before income taxes	1,149	2,993
Provision for income taxes	298	1,076
Net income	851	1,917
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$832	$1,898

Basic and diluted earnings per common share:	$0.17	$0.39
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

2

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended November 30,
	2020	2019
Net income	$851	$1,917
Other comprehensive gain (loss), net of tax:
Foreign translation gain (loss)	(82)	(212)
Total comprehensive income	$769	$1,705

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2020	2020*
ASSETS
Current Assets:
Cash and cash equivalents	$6,665	$6,079
Restricted cash	3,202	2,916
Trade accounts receivable, net	28,033	29,667
Inventory, net	39,616	39,545
Marketable securities, trading	791	1,368
Prepaid expenses and other current assets	4,388	5,094
Total current assets	82,695	84,669
Non-current Assets:
Property, equipment and leasehold improvements, net	8,650	8,848
Operating lease right-of-use assets	12,393	12,810
Other assets, net	1,414	1,424
Total assets	$105,152	$107,751
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$16,334	$16,535
Accrued expenses and other current liabilities	5,909	6,632
Liability for short sales of trading securities	3,202	2,916
Current portion of operating lease liabilities	2,585	2,653
Current portion of long-term debt	3,049	5,209
Total current liabilities	31,079	33,945
Non-current Liabilities:
Long-term debt	4,671	4,698
Operating lease liabilities	9,833	10,289
Total liabilities	45,583	48,932
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	706	788
Retained earnings	46,435	45,603
Total shareholders’ equity	59,569	58,819
Total liabilities and shareholders’ equity	$105,152	$107,751

*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2020 filed with the U.S. Securities and Exchange Commission on November 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2020 *	36,000	$1	4,861,590	$49	$12,378	$788	$45,603	$58,819
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(82)	—	(82)
Net income	—	—	—	—	—	—	851	851
Balance, November 30, 2020	36,000	$1	4,861,590	$49	$12,378	$706	$46,435	$59,569

Balance, August 31, 2019 *	36,000	$1	4,861,590	$49	$12,378	$876	$37,886	$51,190
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(212)	—	(212)
Net income	—	—	—	—	—	—	1,917	1,917
Balance, November 30, 2019	36,000	$1	4,861,590	$49	$12,378	$664	$39,784	$52,876

*	Derived from the Company’s audited financial statements included in its Form 10-K for the years ended August 31, 2020 and 2019 as filed with the U. S. Securities and Exchange Commission on November 30, 2020 and November 27, 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended November 30,
	2020	2019
Operating activities:
Net income	$851	$1,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	377	259
Bad debt expense	––	3
Loss on sale of property	––	102
Net gain on trading securities	553	80
(Increase) decrease in:
Trade accounts receivable	1,634	2,175
Inventory	(71)	(2,472)
Prepaid expenses and other assets	716	(729)
Operating lease right-of-use assets	417	––
Increase (decrease) in:
Trade accounts payable	666	(2,266)
Accrued expenses and other current liabilities	(723)	(737)
Operating lease liabilities	(524)	––
Net cash provided by (used in) operating activities	3,896	(1,668)
Investing activities:
Additions to property, equipment, and leasehold improvements	(179)	(2,393)
Proceeds from sale of property	––	7,075
Sale of marketable securities, trading	24	1,388
Net change in liabilities for short sales of trading securities	286	2,167
Net cash provided by investing activities	131	8,237
Financing activities:
(Payments) borrowings on revolving credit facility, net	(2,187)	513
Borrowings on Construction Loan	––	1,701
Repayments on long-term debt	––	(5,125)
Preferred stock dividend	(19)	(19)
Bank overdraft	(867)	104
Net cash used in financing activities	(3,073)	(2,826)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(82)	(212)
Net increase in cash, cash equivalents, and restricted cash	872	3,531
Cash, cash equivalents, and restricted cash - beginning of period	8,995	5,347
Cash, cash equivalents, and restricted cash - end of period	$9,867	$8,878
Supplemental disclosures of cash flow information:
Cash paid for interest	$48	$122

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

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

Note 2. Significant Accounting Policies and Significant Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates include allowance for doubtful accounts receivable, provision for slow moving and obsolete inventory, recoverability of the carrying value and estimated useful lives of long-lived assets, and the valuation allowance against deferred tax assets, if any.  Actual results could differ from those estimates.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 (“fiscal 2020”). The condensed consolidated balance sheet as of August 31, 2020 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2020. Operating results for the three months ended November 30, 2020 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Immaterial Correction

As of August 31, 2020, the Company identified an immaterial correction within the consolidated balance sheet. Year-end accumulated amortization was incorrectly included in the adoption date opening balances of operating lease right-of-use assets and operating lease liabilities, which caused the balances to be understated as of August 31, 2020. SEC Staff Accounting Bulletin: No. 99 – Materiality and No. 108 – Financial Statement Misstatement was used to evaluate the impact of the misstatement. Management concluded that this misstatement had no material impact on the accompanying consolidated financial statements and therefore the misstatement was corrected in the consolidated balance sheet as of August 31, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $134,000 and $169,000 at November 30, 2020 and August 31, 2020, respectively.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are reduced by a provision for slow moving and obsolete items of $1,641,000 and $1,532,000 at November 30, 2020 and August 31, 2020, respectively. The provision is based upon management’s review of inventories on-hand, their expected future utilization and length of time held by the Company.

Short Sales of Trading Securities

Securities sold short represent transactions in which the Company sells a security borrowed from the broker, which the Company is obligated to purchase and deliver back to the broker. The initial value of the underlying borrowed security is recorded as a liability, and is adjusted to market value at each reporting period, with appreciation or depreciation being recorded for the change in value of the short position. By entering into short sales, the Company bears the market risk of an unfavorable increase in the price of the security sold short in excess of the proceeds received. The market value of open short positions is separately presented as a liability in the consolidated balance sheets.

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $3,202,000 and $2,916,000 at November 30, 2020 and August 31, 2020, respectively.

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

We provide for tax contingencies, if any, for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments and estimates regarding tax issues, potential outcomes and timing.  Actual results could differ from those estimates.

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

Substantially all of the Company’s revenues are derived from sales of electronic components and fasteners, for which the only performance obligation is the shipment of products ordered by customers. Revenues are recognized at a point in time upon transfer of control, which typically occurs when product is shipped from the Company’s distribution center. Revenue is recognized net of expected returns and any taxes collected from customers. We offer industry standard contractual terms in our purchase orders.

Earnings Per Common Share

Basic earnings per common share for the three months ended November 30, 2020 and 2019, were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 5).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three months ended November 30, 2020 and 2019. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rate of Canadian dollars to U.S. dollars for both of the three months ended November 30, 2020 and 2019 was $0.76.

Concentrations

Net sales to customers outside the United States were approximately 10% and 9% of revenues for the three months ended November 30, 2020 and 2019, respectively, and related accounts receivable were approximately 13% and 12% of total accounts receivable for November 30, 2020 and 2019, respectively. Sales to customers in Canada accounted for approximately 38%  of such international sales for the three months ended November 30, 2020 and 2019. Sales to customers located within Asia accounted for approximately 54% and 47%  of such international sales for the three months ended November 30, 2020 and 2019, respectively.

No single customer accounted for more than 10% of revenues and accounts receivable for the three months ended November 30, 2020 and 2019.

Reclassifications

As of August 31, 2020, we reclassified certain long-term liabilities to short-term liabilities in order to conform to current period presentation.

Significant Recent Accounting Pronouncements

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

Note 3. Accrued Liabilities

The Company’s accrued liabilities as of November 30, 2020 and August 31, 2020 are summarized as follows (in thousands):

	November 30, 2020	August 31, 2020
Accrued expenses and other current liabilities

Accrued accounts payable	$1,455	$1,515
Accrued compensation and payroll	1,944	2,892
Accrued taxes	2,510	2,225
Total Accrued expenses and other current liabilities	$5,909	$6,632

Note 4. Debt

The Company currently has a $15,000,000 line of credit agreement with Citizens Business Bank (the “Bank”). On December 4, 2019, the Company entered into an amendment, which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.5% per annum. The expiration date of the line of credit under the line of credit agreement is July 5, 2021. The amounts outstanding under this line of credit as of November 30, 2020 and August 31, 2020 are currently all under the default variable interest index rate of 3.5%. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of November 30, 2020 and August 31, 2020 were $2,939,000 and $5,100,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2020 and August 31, 2020, the Company was in compliance with all such covenants.

The Company also entered into a new Loan Agreement with the Bank to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at its new corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provided that the Company could only request advances through July 15, 2020, and thereafter, the Construction Loan converted to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan was converted to a term loan in the amount of $4,807,000. Interest on the Construction Loan is payable monthly (4.35% per annum at both November 30, 2020 and August 31, 2020). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at November 30, 2020 and August 31, 2020 was $4,780,000 and $4,807,000, respectively.

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

Note 5. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended November 30,
	2020	2019
(In thousands, except share and per share amounts)
EPS:
Net income	$851	$1,917
Less: accrued preferred stock dividends	(19)	(19)
Net income available for common shareholders	$832	$1,898

Earnings per common share – basic and diluted	$0.17	$0.39

For the three months ended November 30, 2020 and 2019, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been included in the computation of diluted earnings per share, which had no effect on basic earnings per share.

Note 6. Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Glen F. Ceiley and Barbara A.Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the three months ended November 30, 2020 and 2019, the Company incurred expense related to the Glendale Lease of approximately $72,000 and $71,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s new corporate headquarters. The Company completed its move to the new headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. During the three months ended November 30, 2020 and 2019, the Company incurred expense related to the Hunter Lease of approximately $204,000 and $199,000, respectively.

Note 7. Income Taxes

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

During the three months ended November 30, 2020 and 2019, the Company recorded an income tax provision of $298,000 and $1,076,000, respectively, resulting in an effective tax rate of 25.9% and 36.0%, respectively.  The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three months ended November 30, 2020, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2020, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next nine months that would materially impact its consolidated financial statements.

The Company’s tax years for 2017, 2018 and 2019 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2016.

The Internal Revenue Service concluded the examination for the Company's federal tax return for the year ending in August 31, 2016 year and issued a no change report for the August 31, 2016 federal tax return dated February 13, 2019.

Note 8. Commitments and Contingencies

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

Note 9. Subsequent Events

Management has evaluated events subsequent to November 30, 2020, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including, but not limited to the impact of Covid-19, adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in costs and overhead, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and good relationships with suppliers, the willingness of lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

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

There have been no changes to the Company’s critical accounting policies for the three months ended November 30, 2020.

Results of Operations

Comparison of the Three Months Ended November 30, 2020 and 2019

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended November 30,		$	%
	2020	2019	Change	Change
Net sales	$53,403	$56,040	$(2,637)	(4.7)%
Cost of sales	38,951	40,144	(1,193)	(3.0)%
Gross margin	$14,452	$15,896	$(1,444)	(9.1)%
Gross margin as a percent of revenues	27.0%	28.4%		(1.4)%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The Company expanded its product offering during the prior fiscal year to include personal protection equipment (“PPE”) including, among other things, masks, shields and sanitizing stations.

The decrease in revenues in the three months ended November 30, 2020 (“Q1 2021”) as compared to the three months ended November 30, 2019 (“Q1 2020”) was largely due to lower demand for product resulting from the global industry-wide slowdown due to the impact from the COVID-19 pandemic. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

The gross margins in Q1 2021 decreased by 1.4% as a percentage of revenues when compared to Q1 2020. This decrease was primarily due to a combination of product and customer mix, and overall declines in gross profit margin due to the global industry-wide slowdown and the impacts from the COVID-19 outbreak. The PPE products distributed by the Company typically carry lower margins, which also contributed to the decline in gross margins in the current periods.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended November 30,		$	%
	2020	2019	Change	Change
Selling, general and administrative expenses	$12,681	$12,602	$79	0.6%
Percent of net sales	23.7%	22.5%		1.2%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q1 2021 increased from Q1 2020 largely due to an increase in employee headcount, and annual raises as well as increases in rent in leased offices primarily due to the move to the Hunter Property, which almost doubled the size of the Anaheim warehouse and distribution center. SG&A as a percent of revenue in Q1 2021 increased from Q1 2020 by 1.2%, primarily due to increases in the employee headcount, higher rent expense, and a decrease in Q1 2021 sales due to the COVID-19 pandemic.

Other (Expense), Net ($ in thousands)

	Three Months Ended November 30,		$	%
	2020	2019	Change	Change
Other (expense):
Net (loss) on trading securities	$(553)	$(80)	$(473)	(591.3)%
Loss on sale of property	–	(102)	102	100%
Interest and other expense, net	(69)	(119)	50	42.0%
Other (expense), net	$(622)	$(301)	$(321)	(106.6)%
Percent of net sales	(1.2)%	(0.5)%		(0.7)%

Other (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2021, the Company recognized a net loss on trading securities of $553,000 as compared to a net loss of $80,000 in Q1 2020. The increase in net trading securities losses in Q1 2021 was primarily due to timing of sales and purchases and general market climate for short and long positions during the period.

Interest and other (expense), net, decreased in Q1 2021 compared to Q1 2020, which was primarily due to lower variable rates on our loans and carrying a lower balance on our line of credit during Q1 2021 compared to Q1 2020.

Income Tax Provision ($ in thousands)

	Three Months Ended November 30,		$	%
	2020	2019	Change	Change
Income tax provision	$298	$1,076	$(778)	(72.3)%
Percent of pre-tax income	25.9%	36.0%		(10.1)%

The provision for income taxes decreased by $778,000 in Q1 2021 over the prior year period. This decrease was primarily due to lower taxable income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income decreased from 36.0% at Q1 2020 to 25.9% at Q1 2021, which was primarily due to a discrete tax item resulting from certain deferred tax assets and permanent book to tax differences, related to prior periods that was reconciled and recorded in Q1 2020 for approximately $277,000.

Liquidity and Capital Resources

As of November 30, 2020 and August 31, 2020, the Company held approximately $6,665,000 and $6,079,000 of unrestricted cash and cash equivalents, respectively. The Company also held $791,000 and $1,368,000 of marketable securities at November 30, 2020 and August 31, 2020, respectively, which could be liquidated, if necessary.

The Company currently has a $15,000,000 line of credit agreement with the Bank. On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.5% per annum. The expiration date of the line of credit under the line of credit agreement is July 5, 2021. The Company intends to renew the line of credit beyond its maturity date. The amounts outstanding under this line of credit as of November 30, 2020 and August 31, 2020 are currently all under the default variable interest index rate of 3.5%. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of November 30, 2020 and August 31, 2020 were $2,939,000 and $5,100,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2020 and August 31, 2020, the Company was in compliance with all such covenants.

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

The Company entered into a new Construction Loan with the Bank to borrow up to $5,000,000 for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6% and entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at November 30, 2020 and August 31, 2020). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at November 30, 2020 and August 31, 2020 was $4,781,000 and $4,807,000, respectively.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank (the “Lakeview Loan”). The proceeds of the loan were used to purchase the building that housed the Company’s then corporate headquarters and distribution center located in Anaheim, California (the “Lakeview Property”). In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at November 30, 2020.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

Cash provided by operating activities was $3,896,000 for the three months ended November 30, 2020 as compared with cash used in operations of $1,668,000 for the three months ended November 30, 2019. The increase in current period cash provided by operating activities was primarily due to a decrease in accounts receivable and prepaid asset balances related to the Company’s lower sales volume for the three months ended November 30, 2020 when compared to the prior year period. The amount of inventory purchased was also lower in the current period, seeing an increase in inventory of $71,000 for the three months ended November 30, 2020 when compared to the prior year period increase of $2,472,000. This was also adversely impacted to some extent by a decrease in accrued expenses in the current period due to timing of payments. The prior period cash used in operating activities was primarily due to a decrease in the trade accounts payable and accrued expense balances and an increase in inventory.

Cash Flows from Investing Activities

Cash provided by investing activities was $131,000 for the three months ended November 30, 2020 as compared with cash provided by investing activities of $8,237,000 for the three months ended November 30, 2019. Cash provided by investing activities in the three months ended November 30, 2020 was primarily due to the increase of liabilities for short sales of trading securities. The decrease in cash flow from investing activities in the current period compared to the prior year period was primarily due to the Company’s proceeds from the sale of the Lakeview Property received last fiscal year in November 2019 for $7,075,000 and a net increase in sales of marketable securities and in liabilities of short sales of trading securities in the three months ending November 30, 2019.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended November 30, 2020 was $3,073,000 as compared with cash used in financing activities of $2,826,000 for the three months ended November 30, 2019. The cash used in financing activities for the current period is primarily due to payments in the current period to pay down our revolving line credit facility and an increase in the bank overdraft balance, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. Cash provided by financing activities in the prior year period is primarily due to the repayment of the entire Lakeview Property mortgage loan in November 2019, when the property was sold, partially offset by borrowings on the Construction Loan of $1,701,000 related to the leasehold improvements of the new corporate headquarters.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow generated from operations, the Company finances its operations through borrowings under its line of credit.  These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and capital leases are recorded as liabilities on the consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the Company’s annual report on Form 10-K for the year ended August 31, 2020 as filed with the SEC on November 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2020, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2020 because of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to lease accounts, and certain inventory and accrued liability accounts. The Company’s controls do not include multiple required levels of review and approval for manual journal entries. This deficiency did not result in a material revision of any of our previously issued financial statements. However, if not addressed, the deficiency could result in material misstatement in the future. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Plan

We are in the process of developing a detailed plan for remediation of the material weakness, including developing and maintaining additional levels of review and approval. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.

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

On March 11, 2020, the World Health Organization designated the coronavirus (“COVID-19”) as a pandemic. While the Company has not incurred any significant disruptions to its business activities or supply chain to date, the Company has had to temporarily limit its contact to its 49 sales offices to the public, and has limited its employee capacity in each office to keep our employees safe. We have shifted more than half of our sales force to remote operations and have implemented changes to our warehouse and distribution operations to protect our employees. As a result, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our sales. In addition, certain of our customers have closed or reduced their operations during this pandemic, and government restrictions could also further restrict our business and result in supply chain interruptions in the future. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For Q1 2021 and Q1 2020, we spent $92,000 and $122,000 on advertising, respectively.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of November 30, 2020 was approximately $2.9 million, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company entered into a new loan agreement with the Bank for approximately $4.8 million that financed the tenant improvements on the new corporate headquarters. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

Due to the small amount of public float in our common stock, sales of our common stock by Glen Ceiley could cause the price of our common stock to decline, and we may not be able to maintain our listing on the OTCQB, which will further limit your ability to sell your shares.

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of November 30, 2020, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock. In addition, we have been advised that if we do not increase the amount of $2.0 million freely tradeable public float to at least 5% of our outstanding capital stock by January 15, 2020, then our stock will be downgraded from the QTCQB to the OTC Pink Open Market.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None

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

EACO CORPORATION
(Registrant)

Date: January 14, 2021	/s/ Glen Ceiley
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

