Form 10-Q
period 2021-02-28
EACO CORP
filed 2021-04-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021, or

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

Yes☐ No ☒

As of April 5, 2021, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Net sales	$55,751	$56,828	$109,154	$112,868
Cost of sales	40,727	41,029	79,678	81,173
Gross margin	15,024	15,799	29,476	31,695
Operating expenses:
Selling, general and administrative expenses	12,540	12,673	25,221	25,275
Income from operations	2,484	3,126	4,255	6,420

Other income (expense):
Net (loss) gain on trading securities	(506)	471	(1,059)	391
Loss on sale of property	–	–	–	(102)
Interest and other (expense)	(60)	(65)	(129)	(184)
Other (expense) income, net	(566)	406	(1,188)	105
Income before income taxes	1,918	3,532	3,067	6,525
Provision for income taxes	524	934	822	2,010
Net income	1,394	2,598	2,245	4,515
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$1,375	$2,579	$2,207	$4,477
Basic and diluted earnings per share:	$0.28	$0.53	$0.45	$0.92
Basic weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Net income	$1,394	$2,598	$2,245	$4,515
Other comprehensive gain (loss), net of tax: Foreign translation gain (loss)	91	(37)	9	(249)
Total comprehensive income	$1,485	$2,561	$2,254	$4,266

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	February 28,	August 31,
	2021	2020*
ASSETS
Current Assets:
Cash and cash equivalents	$2,817	$6,079
Restricted cash	1,304	2,916
Trade accounts receivable, net	28,746	29,667
Inventory, net	40,180	39,545
Marketable securities, trading	4,155	1,368
Prepaid expenses and other current assets	3,818	5,094
Total current assets	81,020	84,669
Non-current Assets:
Property, equipment and leasehold improvements, net	8,387	8,848
Other assets:
Operating lease right-of-use assets	11,963	12,810
Other assets, net	1,402	1,424
Total assets	$102,772	$107,751
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$19,622	$16,535
Accrued expenses and other current liabilities	4,053	6,632
Liability for short sales of trading securities	1,294	2,916
Current portion of operating lease liabilities	2,609	2,653
Current portion of long-term debt	116	5,209
Total current liabilities	27,694	33,945
Non-current Liabilities:
Long-term debt	4,638	4,698
Operating lease liabilities	9,405	10,289
Total liabilities	41,737	48,932
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	797	788
Retained earnings	47,810	45,603
Total shareholders’ equity	61,035	58,819
Total liabilities and shareholders’ equity	$102,772	$107,751

* Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2020 filed with the U.S. Securities and Exchange Commission on November 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance, August 31, 2020 *	36,000	$1	4,861,590	$49	$12,378	$788	$45,603	$58,819
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(82)	—	(82)
Net income	—	—	—	—	—	—	851	851
Balance, November 30, 2020	36,000	$1	4,861,590	$49	$12,378	$706	$46,435	$59,569
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	91	—	91
Net income	—	—	—	—	—	—	1,394	1,394
Balance, February 28, 2021	36,000	$1	4,861,590	$49	$12,378	$797	$47,810	$61,035

Balance, August 31, 2019 *	36,000	$1	4,861,590	$49	$12,378	$876	$37,886	$51,190
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(212)	—	(212)
Net income	—	—	—	—	—	—	1,917	1,917
Balance, November 30, 2019	36,000	$1	4,861,590	$49	$12,378	$664	$39,784	$52,876
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(37)	—	(37)
Net income	—	—	—	—	—	—	2,598	2,598
Balance, February 29, 2020	36,000	$1	4,861,590	$49	$12,378	$627	$42,363	$55,418

*	Derived from the Company’s audited financial statements included in its Form 10-K for the years ended August 31, 2020 and 2019 as filed with the U. S. Securities and Exchange Commission on November 30, 2020 and November 27, 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 28, 2021	February 29, 2020
Operating activities:
Net income	$2,245	$4,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	751	506
Bad debt expense	55	14
Loss on sale of real property	–	102
Net loss (gain) on trading securities	1,059	(391)
(Increase) decrease in:
Trade accounts receivable	866	931
Inventory	(635)	(2,852)
Prepaid expenses and other assets	1,298	(958)
Operating lease right-of-use assets	847	–
Increase (decrease) in:
Trade accounts payable	561	(2,243)
Accrued expenses and other current liabilities	(2,579)	(3,245)
Operating lease liabilities	(928)	–
Net cash provided by (used in) operating activities	3,540	(3,621)
Investing activities:
Purchase of property, equipment, and leasehold improvements	(290)	(4,591)
Proceeds from sale of real property	–	7,075
Net (purchases) sales of marketable securities, trading	(3,846)	1,370
Net change in liabilities for short sales of trading securities	(1,622)	1,731
Net cash (used in) provided by investing activities	(5,758)	5,585
Financing activities:
(Repayment) borrowings on revolving credit facility, net	(5,100)	3,192
Borrowings on construction loan	–	3,342
Repayments on long-term debt	(53)	(5,125)
Preferred stock dividend	(38)	(38)
Net change in bank overdraft	2,526	(147)
Net cash (used in) provided by financing activities	(2,665)	1,224
Effect of foreign currency exchange rate changes on cash and cash equivalents	9	(249)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,874)	2,939
Cash, cash equivalents, and restricted cash - beginning of period	8,995	5,347
Cash, cash equivalents, and restricted cash - end of period	$4,121	$8,286
Supplemental disclosures of cash flow information:
Cash paid for interest	$121	$17
Cash paid for income taxes	$2,509	$3,395

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 (“fiscal 2020”). The condensed consolidated balance sheet as of August 31, 2020 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2020. Operating results for the three and six months ended February 28, 2021 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $136,000 and $174,000 at February 28, 2021 and August 31, 2020, respectively.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are reduced by a provision for slow moving and obsolete items of $1,706,000 and $1,764,000 at February 28, 2021 and August 31, 2020, respectively. The provision is based upon management’s review of inventories on-hand, their expected future utilization and length of time held by the Company.

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

The Company is required to establish a margin account with the lending broker equal to the market value of open short positions. As the use of such funds is restricted while the short sale is outstanding, the balance of this account is classified as restricted cash, current in the consolidated balance sheets. The restricted cash related to securities sold short was $1,294,000 and $2,916,000 at February 28, 2021 and August 31, 2020, respectively.

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

Earnings Per Common Share

Basic earnings per common share for the three and six months ended February 28, 2021 and February 29, 2020, were computed based on the weighted average number of common shares outstanding during each respective period. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods (See Note 5).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the three and six months ended February 28, 2021 and 2020. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income or loss. The average exchange rate of Canadian dollars to U.S. dollars for both of the three and six months ended February 28, 2021 and February 29, 2020 was $0.76 and $0.77, respectively.

Concentrations

Net sales to customers outside the United States were approximately 10% and 9% of revenues for the six months ended February 28, 2021 and February 29, 2020, respectively, and related accounts receivable were approximately 14% and 12% of total accounts receivable for February 28, 2021 and February 29, 2020. Sales to customers in Canada accounted for approximately 33% of such international sales for the six months ended February 28, 2021 and February 29, 2020. Sales to customers located within Asia accounted for approximately 42% and 41% of such international sales for the six months ended February 28, 2021 and February 29, 2020, respectively.

No single customer accounted for more than 10% of revenues and accounts receivable for the six months ended February 28, 2021 and February 29, 2020.

Reclassifications

As of August 31, 2020, we reclassified certain long-term liabilities to short-term liabilities in order to conform to current period presentation.

Significant Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that is largely similar to those applied in lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on September 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance became effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company elected to adopt the new cash flow guidance effective September 1, 2018, with an immaterial impact to the statement of cash flows.

Note 3. Accrued Liabilities

The Company’s accrued liabilities as of February 28, 2021 and August 31, 2020 are summarized as follows

(in thousands):

	February 28, 2021	August 31, 2020
Accrued expenses and other current liabilities

Accrued accounts payable	$1,454	$1,515
Accrued compensation and payroll	2,098	2,892
Accrued taxes	501	2,225
Total Accrued expenses and other current liabilities	$4,053	$6,632

Note 4. Debt

The Company currently has a $15,000,000 line of credit agreement with Citizens Business Bank (the “Bank”). On December 4, 2019, the Company entered into an amendment, which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.5% per annum. The expiration date of the line of credit under the line of credit agreement is July 5, 2021. The amounts outstanding under this line of credit as of February 28, 2021 and August 31, 2020 are currently all under the default variable interest index rate of 3.5%. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of February 28, 2021 and August 31, 2020 were zero and $5,100,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2021 and August 31, 2020, the Company was in compliance with all such covenants.

The Company also entered into a new Loan Agreement with the Bank to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at its new corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provided that the Company could only request advances through July 15, 2020, and thereafter, the Construction Loan converted to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan was converted to a term loan in the amount of $4,807,000. Interest on the Construction Loan is payable monthly (4.35% per annum at both February 28, 2021 and August 31, 2020). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at February 28, 2021 and August 31, 2020 was $4,754,000 and $4,807,000, respectively.

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

Note 5.  Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
(In thousands, except share and per share amounts)
EPS:
Net income	$1,394	$2,598	$2,245	$4,515
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$1,375	$2,579	$2,207	$4,477

Earnings per common share– basic and diluted	$0.28	$0.53	$0.45	$0.92

For the three and six months ended February 28, 2021 and February 29, 2020, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been included in the computation of diluted earnings per share, which had no effect on basic earnings per share.

Note 6. Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Glen F. Ceiley and Barbara A.Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the six months ended February 28, 2021 and February 29, 2020, the Company incurred expense related to the Glendale Lease of approximately $145,000 and $142,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s new corporate headquarters. The Company completed its move to the new headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. During the six months ended February 28, 2021 and February 29, 2020, the Company incurred expense related to the Hunter Lease of approximately $408,000 and $398,000, respectively.

Note 7.  Income Taxes

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”). Intended to provide economic relief to those impacted by the coronavirus (COVID-19) pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes.

We are continuing to examine additional impacts that the CARES Act may have on our U.S. business, and other operations impacted by COVID-19. The effects and ultimate results of our evaluation, if any, could result in temporary book-to-tax timing differences (i.e., no effective tax rate impact) for income tax purposes.

During the three and six months ended February 28, 2021, the Company recorded an income tax provision of $524,000 and $822,000, respectively, resulting in an effective tax rate of 27.3% and 26.8%, respectively.  The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and six months ended February 28, 2021, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and six months ended February 28, 2021, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next six months that would materially impact its consolidated financial statements.

The Company’s tax years for 2017, 2018 and 2019 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2016.

The Internal Revenue Service concluded the examination for the Company's federal tax return for the year ending on August 31, 2016 and issued a no change report for the August 31, 2016 federal tax return dated February 13, 2019.

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

Note 9. Subsequent Events

Management has evaluated events subsequent to February 28, 2021, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted ASU 2014-09 beginning in fiscal 2019 (effective September 1, 2018) using the modified retrospective approach. The impact of adopting the standard on our consolidated financial statements and related disclosures was not material.

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

There have been no changes to the Company’s critical accounting policies for the six months ended February 28, 2021.

Results of Operations

Comparison of the Three Months Ended February 28, 2021 and February 29, 2020

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
Net sales	$55,751	$56,828	$(1,077)	(1.9)%
Cost of sales	40,727	41,029	(302)	(0.7)%
Gross profit	$15,024	$15,799	$(775)	(4.9)%
Gross profit as a percent of revenues	26.9%	27.8%		(0.9)%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The Company expanded its product offering during the prior fiscal year to include personal protection equipment (“PPE”) including, among other things, masks, shields and sanitizing stations.

The decrease in revenues in the three months ended February 28, 2021 (“Q2 2021”) as compared to the three months ended February 29, 2020 (“Q2 2020”) was largely due to lower demand for aerospace product resulting from the global industry-wide slowdown due to the impact from the COVID-19 pandemic. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

The gross margins in Q2 2021 decreased by 0.9% as a percentage of revenues when compared to Q2 2020. This decrease was primarily due to a combination of product and customer mix, and overall declines in gross profit margin due to the global industry-wide slowdown and the impacts from the COVID-19 outbreak. The PPE products distributed by the Company typically carry lower margins, which also contributed to the decline in gross margins in the current periods.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
Selling, general and administrative expenses	$12,540	$12,673	$(133)	(1.0)%
Percent of net sales	22.5%	22.3%		0.2%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2021 decreased from Q2 2020 largely due to larger rent expense in Q2 2020 related to paying rent for 2 corporate headquarters. In Q2 2020, the Company occupied the previous headquarters during the construction of the current headquarters and paid rent for both locations during this period. The decrease was partially offset by increases in employee headcount and annual raises in Q2 2021. SG&A as a percent of revenue in Q2 2021 increased slightly from Q2 2020 by 0.2%, primarily due to increases in the employee headcount and a decrease in Q2 2021 sales due to the COVID-19 pandemic.

Other (Expense), Net ($ in thousands)

	Three Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
Other income (expense):
Net (loss) gain on trading securities	$(506)	$471	$(977)	(207.4)%
Interest and other (expense), net	(60)	(65)	5	7.7%
Other income (expense), net	$(566)	$406	$(972)	(239.4)%
Percent of net sales	(1.0)%	0.7%		(1.7)%

Other (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2021, the Company recognized a net loss on trading securities of $506,000 as compared to a net gain of $471,000 in Q2 2020. The net trading securities losses in Q2 2021 was primarily due to timing of sales and purchases and general market climate for short and long positions during the period.

Interest and other (expense), net, decreased in Q2 2021 compared to Q2 2020, which was primarily due to lower variable rates on our loans and carrying a lower balance on our line of credit during Q2 2021 compared to Q2 2020.

Income Tax Provision ($ in thousands)

	Three Months Ended
	February 29, 2021	February 28, 2020	$ Change	% Change
Income tax provision	$524	$934	$(410)	(43.9)%
Percent of pre-tax income	27.3%	26.4%		0.9%

The provision for income taxes decreased by $410,000 in Q2 2021 over the prior year period. This decrease was primarily due to lower income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income increased from 26.4% at Q2 2020 to 27.3% at Q2 2021, which was primarily due to the state tax rate mix and permanent book tax differences.

Comparison of the Six Months Ended February 28, 2021 and February 29, 2020

Net Sales and Gross Profit ($ in thousands)

	Six Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
Revenues	$109,154	$112,868	$(3,714)	(3.3)%
Cost of revenues	79,678	81,173	(1,495)	(1.8)%
Gross margin	$29,476	$31,695	$(2,219)	(7.0)%
Percent of revenues	27.0%	28.1%		(1.1)%

The decrease in revenues in the six months ended February 28, 2021 as compared to the six months ended February 29, 2020 was largely due to lower demand for aerospace product resulting from the global industry-wide slowdown due to the impact from the COVID-19 pandemic. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

The gross margins during the six months ended February 28, 2021 decreased by 1.1% as a percentage of revenues when compared to the prior year period. This decrease was primarily due to a combination of product and customer mix, and overall declines in gross profit margin due to the global industry-wide slowdown and the impacts from the COVID-19 outbreak. The PPE products distributed by the Company typically carry lower margins, which also contributed to the decline in gross margins in the current periods.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
Selling, general and administrative expenses	$25,221	$25,275	$(54)	(0.2)%
Percent of net sales	23.1%	22.4%		0.7%

SG&A in the six months ended February 28, 2021 decreased from the same period in the prior year primarily due to larger rent expense in the prior year period related to paying rent for 2 corporate headquarters. In the prior year period, the Company occupied the previous headquarters during the construction of the current headquarters and paid rent for both locations during this period. The decrease in SG&A expense was partially offset by increases in employee headcount and annual raises in Q2 2021. SG&A as a percent of revenue in the six months ended February 28, 2021 increased from prior year period by 0.7%, primarily due to increases in the employee headcount and a decrease in sales in the current period due to the COVID-19 pandemic.

Other (Expense), Net ($ in thousands)

	Six Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
Other income (expense):
Net (loss) gain on trading securities	$(1,059)	$391	$(1,450)	(370.8)%
Loss on sale of property	–	(102)	102	100.0%
Interest and other (expense), net	(129)	(184)	55	29.9%
Other income (expense), net	$(1,188)	$105	$(1,293)	(1,231.4)%
Percent of net sales	(1.1)%	0.1%		(1.0)%

During the six months ended February 28, 2021, the Company recognized a net loss on trading securities of $1,059,000 as compared to a net gain of $391,000 in the same period in the prior year. The net trading securities losses in Q2 2021 was primarily due to timing of sales and purchases and general market climate for short positions during the period.

During November 2019, the Company sold the previous corporate headquarters (the “Lakeview Property”) for a cash purchase price of $7,075,000, realizing a total loss of $102,000 from the sale in the six months ending February 29, 2020.

Interest and other (expense), net, decreased during the six months ended February 28, 2021 compared to the same period in the prior year, which was primarily due to lower variable rates on our loans and carrying a lower balance on our line of credit during the current period.

Income Tax Provision ($ in thousands)

	Six Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
Income tax provision	$822	$2,010	$(1,188)	(59.1)%
Percent of pre-tax income	26.8%	30.8%		(4.0)%

The provision for income taxes decreased by $1,188,000 at six months ended February 28, 2021 when compared to the prior year period. This decrease was primarily due to lower income in the current quarter as compared to the prior year period. The decrease in the income tax provision is also due to due to a discrete tax item due to certain deferred tax assets and permanent books to tax differences related to prior periods that was reconciled and recorded in Q1 2020 for approximately $277,000.

The income tax provision as a percent of pre-tax income decreased from 30.8% at six months ended February 29, 2020 to 26.8% in the current year period, which was primarily due to a discrete tax item resulting from certain deferred tax assets and permanent book to tax differences, which was reconciled and recorded in Q1 2020 for approximately $277,000.

Liquidity and Capital Resources

As of February 28, 2021 and August 31, 2020, the Company held approximately $2,817,000 and $6,079,000 of unrestricted cash and cash equivalents, respectively. The Company also held $4,155,000 and $1,368,000 of marketable securities at February 28, 2021 and August 31, 2020, respectively, which could be liquidated, if necessary.

The Company currently has a $15,000,000 line of credit agreement with the Bank. On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.5% per annum. The expiration date of the line of credit under the line of credit agreement is July 5, 2021. The Company intends to renew the line of credit beyond its maturity date. The amounts outstanding under this line of credit as of February 28, 2021 and August 31, 2020 are currently all under the variable interest index rate of 3.5%. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of February 28, 2021 and August 31, 2020 were zero and $5,100,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2021 and August 31, 2020, the Company was in compliance with all such covenants.

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

The Company entered into a new Construction Loan with the Bank to borrow up to $5,000,000 for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6% and entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at February 28, 2021 and August 31, 2020). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at February 28, 2021 and August 31, 2020 was $4,754,000 and $4,807,000, respectively.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank (the “Lakeview Loan”). The proceeds of the loan were used to purchase the Lakeview Property. In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at February 28, 2021.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

Cash provided by operating activities was $3,540,000 for the six months ended February 28, 2021 as compared with cash used in operations of $3,621,000 for the six months ended February 29, 2020. The increase in current period cash provided by operating activities was primarily due to a net loss in trading securities of $1,059,000 during the period, since it is an investing activity, and also due to a decrease in accounts receivable and prepaid asset balances related to the Company’s lower sales volume for the six months ended February 28, 2021 when compared to the prior year period. Cash flows from operating activities were also adversely impacted to some extent by a decrease in accrued expenses in the current period due to timing of payments and expenses. The prior period cash used in operating activities was primarily due to a decrease in the trade accounts payable and accrued expense balances and an increase in inventory.

Cash Flows from Investing Activities

Cash used in investing activities was $5,758,000 for the six months ended February 28, 2021 as compared with cash provided by investing activities of $5,585,000 for the six months ended February 29, 2020. Cash used in investing activities in the period was primarily due to the purchase of marketable securities and the decrease of liabilities for short sales of trading securities. The decrease in cash flow from investing activities in the current period compared to the prior year period was primarily due to the Company’s proceeds from the sale of the Lakeview Property received last fiscal year in November 2019 for $7,075,000 and a net decrease in sales of marketable securities and an increase in liabilities of short sales of trading securities in the six months ending February 29, 2020.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended February 28, 2021 was $2,665,000 as compared with cash provided by financing activities of $1,224,000 for the six months ended February 29, 2020. The cash used in financing activities for the current period is primarily due to payments in the current period to pay down our revolving line credit facility, but partially offset by an increase in the bank overdraft liability, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. Cash used in financing activities in the prior year period is primarily due to borrowings on the Company’s line of credit and construction loan. This was partially offset by the repayment of the entire Lakeview Property mortgage loan in November 2019, when the property was sold.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 28, 2021, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2021 because of the material weakness in internal control over financial reporting discussed below.

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

We did not maintain effective controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to lease accounts, and certain inventory and accrued liability accounts. The Company’s financial statement close process does not include sufficient levels of review and approval over the processing of manual journal entries. This deficiency did not result in a material revision of any of our previously issued financial statements. However, if not addressed, the deficiency could result in material misstatement in the future. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For Q2 2021 and Q2 2020, we spent $81,000 and $93,000 on advertising, respectively.

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

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen. While we have not experienced a cyber-attack, we are working with a third party vendor to assist us in safeguarding our systems and protecting the personal information of our customers, employees and vendors. We are still at an early stage in this analysis and may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties, and could damage our reputation and adversely impact our customers.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of February 28, 2021 was zero, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company entered into a new loan agreement with the Bank for approximately $4.8 million that financed the tenant improvements on the new corporate headquarters. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

Due to the small amount of public float in our common stock, sales of our common stock by Glen Ceiley could cause the price of our common stock to decline, and the listing of shares of our common stock has been moved from the OTCQB to OTC Pink, which will further limit your ability to sell your shares.

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of February 28, 2021, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock. In addition, we were advised that if we do not increase the amount of $2.0 million freely tradeable public float to at least 5% of our outstanding capital stock we would be moved to the OTC Pink Open Market. During Q2 2021, the Company was downgraded from the QTCQB to the OTC Pink Open Market due to not having at least 5% public float.

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

EACO CORPORATION
(Registrant)

Date: April 14, 2021	/s/ Glen Ceiley
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