Form 10-K
period 2021-08-31
EACO CORP
filed 2022-07-06
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended August 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-14311

EACO CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2597349 (I.R.S. Employer Identification No.)

5065 East Hunter Avenue, Anaheim, California 92807 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (714) 876-2490

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the common stock on that date) was approximately $2,894,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 27, 2022, 4,861,590 shares of the registrant’s common stock were outstanding.

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

PART I

Item 1.  Business

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco is a distributor of electronic components and fasteners with 49 sales offices and seven distribution centers located throughout the United States and also in Ontario, Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large, global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2021, Bisco had more than 10,000 customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the fiscal year ended August 31, 2021. For each of the fiscal years ended August 31, 2021 and 2020 (“fiscal 2021” and “fiscal 2020,” respectively), Bisco’s top 20 customers represented in the aggregate approximately 14% of Bisco’s revenues.

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

Bisco sells its products primarily in the United States, Canada, and countries within Asia. Bisco’s international sales represented 10.7% and 9.7% of its sales in fiscal 2021 and fiscal 2020, respectively. Sales to customers in Canada accounted for approximately 30% and 33% of such international sales in fiscal 2021 and fiscal 2020, respectively. Sales to customers located within Asia accounted for approximately 48% and 46% of such international sales in fiscal 2021 and fiscal 2020, respectively.

Suppliers

As of August 31, 2021, Bisco offered products from over 260 manufacturers. The Company’s authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does perform kitting and packaging of existing products for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2021 or fiscal 2020.

Human Capital Resources

As of August 31, 2021, the Company had 484 full-time employees, which include 307 sales and marketing employees, 76 management, administrative and finance employees, 60 warehouse and fulfillment personnel and 41 supply chain management employees. None of our employees are subject to a collective bargaining agreement.

A key element of our business strategy is to expand our operations and revenues by opening additional sales offices in new geographic locations, and we plan to add additional sales personnel to support such new offices. During fiscal 2021, the Company did not open any new sales office locations, but has opened two new office locations subsequent to fiscal 2021. The Company believes it has been successful in attracting and retaining qualified sales personnel for these new positions. We continue to focus on employee development and training, and embrace diversity and inclusion. We believe an innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences.

Compliance with Government Regulations

We are not aware of the need for any government approvals for our products. Because we use contract manufacturers, we believe that any laws regarding the manufacturing of the products we distribute will typically be the responsibility of our contract manufacturers. Prior to entering into any contracts with new manufacturers, we typically conduct diligence to determine that the manufacturer has satisfied all such requirements. We do not believe that we are subject to any state or federal environmental laws.

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

On March 11, 2020, the World Health Organization designated the coronavirus (“COVID-19”) as a pandemic. The Company has incurred disruptions to its business activities and supply chain during this time. The Company has had to temporarily close its 49 sales offices to the public, and has experienced temporary closures of certain offices from time to time to keep our employees safe. We had also shifted more than half of our sales force to remote operations and have implemented changes our warehouse and distribution operations to protect our employees. As a result, this had a negative effect on our employee productivity due to remote work and prevented sales employees from visiting customer office locations, which is a main component to obtaining new and continued business for our sales team. The Company also incurred additional expenses related daily office sanitization and personal protective equipment (“PPE”) it provided for its employees, which include masks, sanitizer, and protective cubical walls. Expenses also related to obtained software and hardware for remote work were also incurred. We also may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our sales. In addition, certain of our customers have closed or reduced their operations during this pandemic, and government restrictions could also further restrict our business and result in supply chain interruptions in the future. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail flyers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For fiscal 2021 and fiscal 2020, we spent $415,000 and $486,000 on advertising, respectively.

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

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. We select technology vendors that have certified that they maintain required security levels that would prevent unauthorized breaches in the Company’s systems and data housed within the systems. We limit access to system data for the our technology vendors based upon the projects that they are working to complete. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen. While we have not experienced a cyber attack, we are working with a third party vendor to assist us in safeguarding our systems and protecting the personal information of our customers, employees and vendors. Our analysis may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties, and could damage our reputation and adversely impact our customers.

We rely heavily on our internal information systems, which, if not properly functioning, could materially and adversely affect our business.

Our information systems have been in place for many years and are subject to system failures as well as problems caused by human error, which could have a material adverse effect on our business. Many of our systems consist of a number of legacy or internally developed applications, which can be more difficult to upgrade to commercially available software. It may be time consuming and costly for us to retrieve data that is necessary for management to evaluate our systems of control and information flow. In the future, management may decide to convert our information systems to a single enterprise solution. Such a conversion, while it would enhance the accessibility and reliability of our data, could be expensive and would not be without risk of data loss, delay or business interruption. Maintaining and operating these systems requires continuous investments. Failure of any of these internal information systems or material difficulties in upgrading these information systems could have material adverse effects on our business and our timely compliance with our reporting obligations.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. During fiscal 2021, the Company opened one new geographical sales location and relocated some existing locations to larger office locations within its original region. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As of August 31, 2021, there was zero outstanding on our line of credit, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company has a loan agreement with the Bank for approximately $4.7 million that financed the tenant improvements on the new corporate headquarters. See Note 4 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of August 31, 2021, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have 49 sales offices and seven distribution centers located throughout the United States and in Canada. In September 2019, Bisco entered into a Purchase Agreement to sell its previous headquarter located at 1500 North Lakeview Loop in Anaheim, California (“Lakeview Property), for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the mortgage loan for the Lakeview Property. In September 2019, Bisco entered into Commercial Lease Agreement (the “Hunter Lease”) with the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and majority shareholder (the “Trust”), and has a lease term that expires on August 31, 2029. Pursuant to the Hunter Lease, Bisco has leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue, Anaheim, California (the “Hunter Property”). The Company moved its corporate headquarters to the Hunter Property in March 2020. The initial base rent for the Hunter Lease is $66,300 per month, which increases by 2.5% annually over the term of the lease.

Bisco also leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Chicago Lease”) from the Trust, which has a term that expires in May 2029. The initial base rent for this lease is $22,600 per month, which increases by 2.5% annually over the term of the lease.

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

As of August 31, 2021, the Company had no equity compensation plans. The Company did not grant or issue any unregistered shares of common stock during the fiscal 2021. The Company did not repurchase any of its own common stock during fiscal 2021.

As of June 29, 2022, the Company had approximately 290 shareholders of record.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

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

Impact of COVID-19 on our Business

With respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets. The outbreak has had, and may continue to have, an adverse impact on the Company, as well as the industries that the Company serves, such as the aerospace, electronic parts, and industrial equipment industries. The Company has had to temporarily close its 49 sales offices to the public, and has experienced temporary closures of certain offices from time to time to keep our employees safe. We had also temporarily shifted more than half of our sales force to remote operations and have implemented changes our warehouse and distribution operations to protect our employees. As a result, this had a negative effect on our employee productivity due to remote work and prevented sales employees from visiting customer office locations, which is a main component to obtaining new and continued business for our sales team. The Company also incurred additional expenses related daily office sanitization and personal protective equipment (“PPE”) it provided for its employees, which include masks, sanitizer, and protective cubical walls. Expenses also related to obtained software and hardware for remote work were also incurred. If repercussions of the outbreak are prolonged, it could have a significant adverse impact to the underlying industries of some of the Company’s customers. To date, the Company has has incurred disruptions to its business activities and supply chain. Management cannot, at this point, estimate ultimate losses related to the COVID-19 outbreak, if any, and accordingly no adjustments were reflected in the accompanying financial statements related to this matter.

Critical Accounting Policies and Estimates

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (“ASU 2014-09”). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted ASU 2014-09 beginning in fiscal 2019 (effective September 1, 2018) using the modified retrospective approach. The impact of adopting the standard on our consolidated financial statements and related disclosures was not material.

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

The Company’s performance obligation consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products upon shipment to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products. Revenue is recognized net of returns and any taxes collected from customers. We offer industry standard contractual terms in our purchase orders.

Inventory

The Company’s inventory provisions for obsolescence reserve are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company. The Company’s methodology for estimating this reserve to the cost basis is evaluated for factors that could require changes to the cost basis including significant changes in product demand, market conditions, condition of the inventory or net realizable value. If business or economic conditions change, the Company’s estimates and assumptions may be adjusted as deemed appropriate.

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2021 and 2020

Revenues and Gross Margin (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2021	2020	Change	Change
Revenues	$237,962	$225,245	$12,717	5.6%
Cost of revenues	177,177	163,868	13,309	8.1%
Gross margin	$60,785	61,377	$(592)	(1.0)%
Percent of revenues	25.5%	27.2%

Revenues consist primarily of sales of component parts and fasteners, and also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in fiscal 2021 compared to fiscal 2020 was largely due to a higher volume of product sales, as well as increased productivity from the Company’s employees due to better training and management. Revenues have also increased due in part to an increased focus to sell to international customers. Sales to international customers has increased 1% as a percentage of revenues.

The gross margins in fiscal 2021 decreased by 1.0%, as a percentage of revenues, when compared to fiscal 2020. This decrease is primarily due to higher material expense and increased expenses related to warehouse and supply chain that are allocated to the cost of revenues. This decrease was also due in part to the overall declines in gross profit margin due to the global industry-wide shortages and the impacts from the COVID-19 pandemic.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
	2021	2020	Change	Change
Selling, general and administrative expenses	$48,072	$50,936	$(2,864)	(5.6)%
Percent of revenues	20.2%	22.6%		(2.3)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and advertising costs. SG&A in fiscal 2021 decreased from fiscal 2020 largely due to a decrease in payroll taxes as a result of federal tax credits related to the Employee Retention Credit (ERC) of $5.4 million. Further, the decrease is also due to a decrease in the number of sales and administrative employees, from 525 employees in fiscal 2020 to 484 employees in fiscal 2021. Fiscal 2020 also had non-recurring expense incurred related to the relocation of the Company’s corporate headquarters to the Hunter Property. The decrease in SG&A was partially offset due to annual raises and higher depreciation expense. SG&A as a percent of revenue in fiscal 2021 decreased from fiscal 2020 primarily due to decreased employee headcount and higher sales growth due to the rebounding economy.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
Other income (expense):	2021	2020	Change	Change
Realized gain on sales of marketable trading securities	$(890)	$620	$(1,510)	(243.5)%
Unrealized gain (loss) on marketable trading securities	83	292	(209)	(71.6)%
Loss on Sale of Property		(130)	130	100%
Interest and other (expense)	(226)	(256)	30	13.3%
Other income (expense), net	$(1,033)	$526	$(1,559)	(296.4)%
Other income (expense), net as a percent of revenues	(0.2)%	0.2%

Other income (expense) includes income or losses on investments in marketable equity securities of other publicly-held domestic corporations, interest income (expense), and other nonoperating activities. The Company’s investment strategy consists of both long and short positions. The Company experienced net realized and unrealized losses from trading securities of approximately $807,000 during fiscal 2021 compared to $912,000 net realized and unrealized gains during fiscal 2020. The trading securities losses in fiscal 2021 was primarily due to timing of sale of investments and general market climate of investment positions at year end.

During fiscal 2020, the Company sold the Lakeview Property for a cash purchase price of $7,075,000 in November 2019, realizing a total loss of $130,000 from the sale.

Interest and other expense decreased by $30,000, which was primarily due to reduced interest expense on a lower average balance held on our line of credit during fiscal 2021 compared to fiscal 2020.

Income Tax Provision (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
	2021	2020	Change	Change
Provision for income taxes	$3,293	$3,174	$119	3.7%
Percent of pre-tax income	28.2%	28.9%		(0.7)%

The provision for income taxes increased by $119,000 in fiscal 2021 compared to fiscal 2020, which was primarily a result of higher tax income in fiscal 2021 as compared to fiscal 2020. The income tax provision as a percent of pre-tax income decreased by 0.7% in fiscal 2021 compared to fiscal 2020, which was primarily due to a discrete tax item recorded in the first quarter of fiscal 2020 resulting from certain deferred tax assets and permanent book to tax differences, related to prior periods for approximately $277,000.

Liquidity and Capital Resources

As of August 31, 2021 and 2020, the Company held approximately $4,455,000 and $6,079,000 of unrestricted cash and cash equivalents, respectively. The Company also held $3,741,000 and $1,368,000 of marketable securities at August 31, 2021 and August 31, 2020, respectively, which could be liquidated, if necessary.

The Company currently has a $15,000,000 line of credit agreement with Citizens Business Bank (“the Bank”). On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.0% per annum. The expiration date of the line of credit under the line of credit agreement is July 5, 2022. The Company intends to renew the line of credit beyond maturity. The amounts outstanding under this line of credit as of August 31, 2021 and August 31, 2020 are currently all under the default variable interest index rate of 3.0% and 3.5%, respectively. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of August 31, 2021 and August 31, 2020 were zero and $5,100,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2021 and August 31, 2020, the Company was in compliance with all such covenants.

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

The Company entered into a new Construction Loan with the Bank to borrow up to $5,000,000 for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6% and entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at August 31, 2021 and 2020). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at August 31, 2021 and August 31, 2020 was $4,698,000 and $4,807,000, respectively.

On May 15, 2017, the Company entered into a $5,400,000 loan agreement with the Bank (the “Lakeview Loan”). The proceeds of the loan were used to purchase the Lakeview Property. In September 2019, Bisco entered into a Purchase Agreement to sell the Lakeview Property for a cash sale price of $7,075,000, which closed escrow on November 19, 2019. Upon the closing of escrow, Bisco used the proceeds from the sale to repay all of the outstanding principal and accrued interest on the Lakeview Loan. No amounts were outstanding on the Lakeview Loan at August 31, 2021.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank that is renewed annually in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

During fiscal 2021, the Company provided $8,817,000 in net cash from its operating activities. The current period cash provided by operating activities was primarily due to net income of $8,387,000 and an increase in accrued expenses. This was partially offset by increases in trade accounts receivable and prepaid expenses. Increases in accrued expenses is primarily due to increases in accrued bonuses due to higher sales, margin borrowings of $848,000 on the brokerage account, and $520,000 of stale checks older than 3 years reclassed to accrued liability.

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

Cash Flows from Investing Activities

Cash used in investing activities was $7,042,000 for fiscal 2021. This was primarily due to the purchase of marketable securities and a decrease in liability of short sales, which is due to timing of investing activities.

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

Cash Flows from Financing Activities

Cash used in financing activities for fiscal 2021 was $6,308,000, which was primarily due net payments of $5,100,000 in fiscal 2021 to pay down the line of credit with the Bank to a zero balance.

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

Item 8.  Financial Statements and Supplementary Data

EACO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of EACO Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of EACO Corporation (the Company) as of August 31, 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended August 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021, and the results of its operations and its cash flows for the year ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for Employee Retention Credits (Note 7)

Critical Audit Matter Description

The Company applied for Employee Retention Credits (ERCs) as provided for by provision of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). ERCs related to eligible quarterly periods prior to August 31, 2021 aggregated $5,392,754 and were recorded as reductions of payroll taxes for the year ended August 31, 2021. As of August 31, 2021, $4,007,306 is reflected in prepaid expenses and other current assets, which is net of amounts received from the Internal Revenue Service (IRS) prior to August 31, 2021. Further payments were received from the IRS subsequent to August 31, 2021.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company’s recording of the ERCs included the following:

●	We obtained an understanding of the provisions for the ERCs as afforded by the CARES Act and notices published by the IRS.
●	We evaluated the qualifications of, and work performed by a specialist engaged by management to determine eligibility and perform the calculations supporting the ERCs.
●	We evaluated management’s analyses of the underlying circumstances and data and, in our judgment, found the conclusions to be reasonable.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2022.

Irvine, California

July 01, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of EACO Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of EACO Corporation and its subsidiaries (the “Company”) as of August 31, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2005.

Irvine, California

November 30, 2020

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,455	$6,079
Restricted cash	10	2,916
Trade accounts receivable, net	33,929	29,667
Inventory, net	40,448	39,545
Marketable securities, trading	3,741	1,368
Prepaid expenses and other current assets	6,780	5,094
Total current assets	89,363	84,669
Property, equipment and leasehold improvements:	8,269	8,848
Operating lease right-of-use assets	11,084	12,810
Other assets, net	1,669	1,424
Total assets	$110,385	$107,751
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$16,413	$16,535
Accrued expenses and other current liabilities	10,964	6,632
Liability for short sales of trading securities	—	2,916
Current portion of operating lease liabilities	3,096	2,653
Current portion of long-term debt	113	5,100
Total current liabilities	30,586	33,836
Non-current Liabilities:
Long-term debt	4,585	4,807
Operating lease liabilities	8,092	10,289
Total liabilities	43,263	48,932
Commitments and Contingencies (Notes 4, 6 and 8)
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	780	788
Retained earnings	53,914	45,603
Total shareholders’ equity	67,122	58,819
Total liabilities and shareholders’ equity	$110,385	$107,751

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	August 31,
	2021	2020
Revenues	$237,962	$225,245
Cost of revenues	177,177	163,868
Gross margin	60,785	61,377
Operating expenses:
Selling, general and administrative expenses	48,072	50,936
Income from operations	12,713	10,441

Other income (expense):
Net (loss) gain on trading securities	(807)	912
Loss on sale of property	—	(130)
Interest and other expense	(226)	(256)
Other (expense) income, net	(1,033)	526
Income before income taxes	11,680	10,967
Provision for income taxes	3,293	3,174
Net income	8,387	7,793
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$8,311	$7,717

Basic and diluted earnings per common share	$1.71	$1.59
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended
	August 31,
	2021	2020
Net income	$8,387	$7,793
Other comprehensive income, net of tax
Foreign currency translation loss	(8)	(88)
Total comprehensive income	$8,379	$7,705

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2021 and 2020

(in thousands, except share information)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2019	36,000	$1	4,861,590	$49	$12,378	$876	$37,886	$51,190
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(88)	—	(88)
Net income	—	—	—	—	—	—	7,793	7,793
Balance, August 31, 2020	36,000	$1	4,861,590	$49	$12,378	$788	$45,603	$58,819
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	8,387	8,387
Balance, August 31, 2021	36,000	$1	4,861,590	$49	$12,378	$780	$53,914	$67,122

See accompanying notes to consolidated financial statements

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2021	2020
Operating activities:
Net income	$8,387	$7,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,525	1,224
Bad debt expense	89	72
Loss on sale of property	—	130
Net loss (gain) on trading securities	807	(912)
(Increase) decrease in cash from changes in:
Trade accounts receivable	(4,351)	1,916
Inventory	(903)	(2,286)
Prepaid expenses and other assets	(1,950)	(346)
Operating lease right-of-use assets	1,735	(11,512)
Trade accounts payable	901	(3,275)
Accrued expenses and other current liabilities	4,332	(1,665)
Operating lease liabilities	(1,754)	11,644
Net cash provided by operating activities	8,818	2,783
Investing activities:
Additions to property, equipment, and leasehold improvements	(946)	(6,705)
Proceeds from sale of property	—	7,075
Sale of marketable securities, trading	(3,180)	1,417
Net change in liabilities for short sales of trading securities	(2,916)	2,261
Net cash (used in) provided by investing activities	(7,042)	4,048
Financing activities:
Payments on revolving credit facility, net	(5,100)	(1,014)
Borrowings on Construction Loan	—	4,448
Repayments on long-term debt	(109)	(5,125)
Preferred stock dividend	(76)	(76)
Bank overdraft	(1,023)	(1,328)
Net cash (used in) financing activities	(6,308)	(3,095)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8)	(88)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,540)	3,648
Cash, cash equivalents, and restricted cash - beginning of period	8,995	5,347
Cash, cash equivalents, and restricted cash - end of period	$4,455	$8,995
Supplemental disclosures of cash flow information:
Cash paid for interest	$227	$291
Cash paid for income taxes	$2,780	$3,405

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was approximately $ 161,000 and $174,000 at August 31, 2021 and 2020, respectively.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items approximating $1,578,000 and $1,764,000 at August 31, 2021 and 2020, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Impairment of Long Lived Assets

The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value. There was no impairment as of August 31, 2021 and 2020.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of August 31, 2021 and 2020, the Company’s total obligation for securities sold, but not yet purchased was approximately zero and $2,916,000, respectively. Restricted cash to collateralize the Company’s obligations for short sales was zero and $2,916,000 at August 31, 2021 and 2020, respectively.

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

The Company’s performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products upon shipment to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products. Revenue is recognized net of returns and any taxes collected from customers. We offer industry standard contractual terms in our purchase orders.

Freight revenue associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for fiscal 2021 and fiscal 2020.

Income Taxes

Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance.

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

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of revenues and were approximately $4,281,000 and $4,087,000 for the years ended August 31, 2021 and 2020, respectively.

Advertising Costs

Advertising costs are expensed as incurred. For fiscal 2021 and fiscal 2020, the Company spent approximately $415,000 and $486,000 respectively, on advertising.

Operating Leases

Beginning in fiscal 2020, management determines if a contractual arrangement contains a lease, for accounting purposes, at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, the current portion of operating lease liabilities, and the operating lease liabilities in the accompanying consolidated balance sheets.

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

Many leases include one or more options to renew the contract. The exercise of lease renewal options are typically at management’s discretion. Therefore, renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain to be exercised. Management regularly evaluates the renewal options each reporting period and when they are reasonably certain to be exercised, we will include the lease renewal period in our contractual term when estimating the ROU assets and related liabilities.

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate.

Revision of Prior Period Financial Statements

During the quarter ended November 30, 2020, in connection with preparing the interim financial information presented in the Quarterly Report on Form 10-Q for that period, prior period errors relating to recorded amounts of operating lease right-of-use assets and operating lease liabilities were identified which affected the annual period ended August 31, 2020. The Company has reflected the correction of these identified prior period errors in the accompanying August 31, 2020 consolidated balance sheet.

In evaluating whether the Company’s previously issued consolidated financial statements for the fiscal year ended August 31, 2020 were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material, individually or in the aggregate, to the August 31, 2020 consolidated financial statements, and therefore, amendments of previously filed reports was not required. As such, the revisions for these corrections are reflected herein and will be reflected in future filings containing such financial information, if any.

The effects of these prior period errors in the accompanying consolidated financials are as follows:

(dollars in thousands)	August 31, 2020
	As Previously
	Reported	As Adjusted
Operating lease right-of-use assets	$11,512	$12,810
Current portion of operating lease liabilities	2,493	2,653
Operating lease liabilities	9,151	10,289

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2021 and 2020 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at August 31, 2021 and 2020. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2021 and 2020 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars at August 31, 2021 and 2020 was $0.79 and $0.74, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the years ended August 31, 2021 and 2020. The average exchange rates for the years ended August 31, 2021 and 2020 were $0.79 and $0.77, respectively. The percentage of total assets held outside the United States, in Canada, was 3% and 4% as of August 31, 2021 and 2020, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

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

Net sales to customers outside the United States and related trade accounts receivable were approximately 11% and 13% at August 31, 2021, respectively, and 10% and 10%, respectively at August 31, 2020. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2021 or 2020.

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended August 31,
	2021	2020
U.S.	89.4%	90.3%
Asia	5.1%	4.5%
Canada	3.2%	3.2%
Other	2.3%	2.0%
Total	100%	100%

Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities

The Company’s financial instruments other than its marketable securities include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, line of credit, accrued expenses, lease liabilities and long-term debt. Management believes that the fair value of these financial instruments approximate their carrying amounts based on their relatively short-term nature and current market indicators, such as prevailing interest rates. The Company’s marketable securities are measured at fair value on a recurring basis. See Note 10.

During the years ended August 31, 2021 and 2020, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB deferred the effective dates of the new credit losses standard for all entities except SEC filers that are not smaller reporting companies to fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating this statement and its impact on its results of operations or financial position.

Note 3. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are summarized as follows:

	August 31,
	2021	2020
Machinery and equipment	$10,482,000	$9,950,000
Furniture and fixtures	2,645,000	2,517,000
Vehicles	137,000	155,000
Leasehold improvements	6,743,000	6,540,000
Construction in progress	104,000	79,000
Total	20,111,000	19,241,000
Less: accumulated depreciation and amortization	(11,842,000)	(10,393,000)
Total property, equipment, and leasehold improvements, net	8,269,000	8,848,000

In September 2019, Bisco entered into Commercial Lease Agreement (the “Hunter Lease”) with the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), pursuant to which Bisco leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). During fiscal 2019, the Company started construction of leasehold improvements on the Hunter Property to house its new corporate headquarters, which was financed by the Construction Loan from the Bank. See Note 4. As of August 31, 2021, only minor leasehold improvements awaiting city permits for completion were in construction in progress. In March 2020, the Company completed the move of its corporate headquarters to the Hunter Property.

For the years ended August 31, 2021 and 2020, depreciation and amortization expense was $1,525,000 and $1,224,000, respectively.

Note 4. Debt

The Company currently has a $15,000,000 line of credit agreement with Citizens Business Bank (“the Bank”). On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.0% per annum. The expiration date of the line of credit is July 5, 2022. The amounts outstanding under this line of credit as of August 31, 2021 and August 31, 2020 are currently all under the default variable interest index rate of 3.0% . Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of August 31, 2021 and August 31, 2020 were zero and $5,100,000, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of August 31, 2021 and August 31, 2020, the Company was in compliance with all such covenants.

The Company also entered into the Construction Loan for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at August 31, 2021 and August 31, 2020). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at August 31, 2021 and August 31, 2020 was $4,698,000 and $4,807,000, respectively.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5. Shareholders’ Equity

Earnings Per Common Share (“EPS”)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	Years Ended August 31,
(In thousands, except per share information)	2021	2020
EPS – basic and diluted:
Net income	$8,387	$7,793
Less: cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders for basic and diluted EPS computation	$8,311	$7,717
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings per common share – basic and diluted	$1.71	$1.59

For the years ended August 31, 2021 and 2020, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

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

Note 6. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) plan”) for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under the 401(k) plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 4% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $479,000 and $446,000 for the years ended August 31, 2021 and 2020, respectively.

Note 7. Income Taxes

The following summarizes the Company’s provision for income taxes on income from operations:

	Years Ended August 31,
	2021	2020
Current:
Federal	$2,489,000	$1,436,000
State	868,000	664,000
Foreign	(62,000)	129,000
	3,295,000	2,229,000
Deferred:
Federal	(2,000)	1,423,000
State	—	(478,000)
Foreign	—	—
	(2,000)	945,000
Total	$3,293,000	$3,174,000

Income taxes for the years ended August 31, 2021 and 2020 differ from the amounts computed by applying the federal blended and statutory corporate rates of 21% for both 2021 and 2020 to the pre-tax income. The differences are reconciled as follows:

	Years Ended August 31,
	2021	2020
Current:
Expected income tax provision at statutory rate	21.0%	21.0%
Increase (decrease) in taxes due to:
State tax, net of federal benefit	4.6%	5.4%
Permanent differences	(0.3)%	0.4%
Change in deferred tax asset valuation allowance	—	(3.8)%
Prior year provisions and Payable True Up	—	6.4%
Other, net	2.9%	(0.5)%
Income tax expense	28.2%	28.9%

The components of deferred taxes at August 31, 2021 and 2020 are summarized below:

	August 31,
Deferred tax assets (liabilities):	2021	2020
Net operating loss	$357,000	$405,000
Capital Loss	49,000	—
Allowance for doubtful accounts	(14,000)	1,000
Accrued expenses	383,000	262,000
Accrued workers’ compensation	(23,000)	(5,000)
Inventory adjustments	994,000	944,000
Unrealized losses on investment	(7,000)	54,000
Excess of tax over book depreciation	(957,000)	(850,000)
ROU Asset	(2,941,000)	—
ROU Liability	2,968,000	—
Other	62,000	63,000
	871,000	874,000
Valuation allowance	––	—
Total deferred tax assets, net	$871,000	874,000

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (if any), tax planning strategies and recent financial performance. Net deferred tax assets are included in other assets within noncurrent assets in the accompanying consolidated balance sheets.

In 2010, management concluded that certain deferred tax assets would not be realized, primarily the pre-merger net operating loss carryforwards (“NOLs”) of the Company. Management reviewed the positive and negative evidence available at August 31, 2019 and determined that the capital losses, unrealized losses and EACO’s stated net operating losses did not meet the more likely than not threshold required to be recognized. As such, a valuation allowance was retained on these deferred tax assets. During the year ended August 31, 2020, the Company exercised a tax planning strategy to support that such assets could be utilized, and the valuation allowance was, accordingly, released. No valuation allowance was recognized as of August 31, 2021 and August 31, 2020.

On January 1, 2007, the Company adopted ASC 740 “Income Taxes” formerly FASB Interpretation No. 48, an interpretation of FASB Statement No. 109 (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company had no liability for unrecognized tax benefit related to tax positions for either fiscal 2021 or fiscal 2020.

The Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense. As of August 31, 2021, the Company has not recognized liabilities for penalty and interest as the Company does not have any liability for unrecognized tax benefits.

The 2018 Tax Cuts and Jobs Act (TCJA) shifted the US international tax regime from a worldwide system to a quasi-territorial system. Besides introducing a new federal corporate tax rate of 21%, the TCJA imposed an income inclusion for federal income tax purposes under IRC Section 951A on net “intangible” income derived from “specified foreign corporations”, also known as Global Intangible Low-Taxed Income “GILTI”. Beginning for tax year 2018 until 2025, a deduction under IRC Section 250 is allowed for the lesser of 50% of the GILTI inclusion or U.S. federal taxable income, whichever is less. This deduction effectively taxes GILTI inclusions at an effective tax rate 10.5% for federal purposes, before claiming allowable indirect foreign tax credits against GILTI inclusions. GILTI inclusions generally apply where “specified foreign corporation” income is taxed at an effective rate below 90% of the U.S. federal tax rate (i.e., an 18.9% effective tax rate). After tax year 2025, the allowable deduction under IRC Section 250 will be reduced to 37.5% of the GILTI inclusion after tax year 2025. For the tax year ended August 31, 2021 (i.e., tax year 2020), the Company’s GILTI inclusion was calculated to be $0 as the Canadian subsidiary generated a loss for the 2020 tax year.

The TCJA provided for an additional deduction of 37.5% of U.S. export sales under IRC Section 250, which is for Foreign-Derived Intangible Income (FDII). The deduction is only allowable for U.S. C-Corporations and effectively taxes export sales at an effective rate of 13.125% from tax years 2018 through 2025. After 2025, the FDII deduction is reduced to 21.875%. For the tax year ended August 31, 2021, EACO’s FDII deduction was calculated to be approximately $64,000 based on the Company’s direct export sales, which is a permanent deduction that reduces the current year federal taxable income.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides tax relief and tax incentives to business, including provisions relating to net operating loss carryback, refundable payroll tax credits, OASDI payroll tax deferral, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company did not apply for SBA Paycheck Protection Program loan based on the advice of its legal counsel due to stable cash flow and available cash from the Company’s line of credits. The Company has taken advantage of the Employee Retention Credit (ERC), which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2022. Eligible employers can get immediate access to the credit by reducing employment tax deposits they are otherwise required to make. The estimated amount of the refundable tax credit for fiscal year 2021 is $5,392,754and the ERC was applied against and reduced the payroll tax expense.

Finally, it should also be noted that the provisions mentioned above do not apply generally to state income taxation, only for federal income tax purposes.

The Company is subject to taxation in the US, Canada, and various states. The Internal Revenue Service concluded an examination for the Company’s federal tax return for the year ending August 31, 2016. The Internal Revenue Service concluded and issued a no change report for the August 31, 2016 federal tax return dated February 13, 2019. As of August 31, 2021, tax years 2018, 2019, and

2020 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to state, local or foreign examinations by taxing authorities for years before 2017.

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

Operating Lease Obligations

The Company leases its facilities and automobiles under operating lease agreements (two leased facilities are leased from the Trust, which is beneficially owned by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder – see Note 9), which expire on various dates through September 2029 and require minimum rental payments ranging from $1,000 to $67,000 per month.

We determine if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. Certain of the leases contain extension options; however, the Company has not included such options as part of its right-of-use assets and lease liabilities because it does not expect to extend the leases. The Company measures and records a right-of-use asset and lease liability based on a discount rate equal to the Company’s estimated incremental borrowing rate for loans with similar collateral and duration.

We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019, and therefore did not reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. We did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lease options to extend, or terminate, a lease, or to purchase the underlying asset. We have no land easements. For all asset classes, we elected to (i) not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less and (ii) not separate non-lease components from lease components, and we have accounted for combined lease and non-lease components as a single lease component.

Operating lease expense is comprised of the following:

(dollars in thousands)

	Year Ended August 31,
	2021	2020
Operating lease cost	$3,295	$3,278
Net operating lease cost	$3,295	$3,278

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2022	$3,087,000
2023	2,526,000
2024	2,095,000
2025	1,322,000
2026	1,314,000
Thereafter	3,275,000
$13,619,000

Rental expense for all operating leases for the years ended August 31, 2021 and 2020 was approximately $3,285,000 and $3,242,000, respectively.

Note 9. Related Party Transactions

On November 21, 2017, the Company entered into the Chicago Lease with the Trust, which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder, for the lease of a facility in Glendale Heights, Illinois. The Company relocated its Chicago sales office and distribution center to this facility in December 2017. The Chicago Lease is a ten year triple net lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Chicago Lease.

On July 26, 2019, the Company entered into the Hunter Lease with the Trust, for the lease of the Hunter Property, which houses the Company’s new corporate headquarters. The Company completed its move to the new headquarters located at the Hunter Property in March 2020. The Hunter Lease is a ten year triple net lease, which commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease.

During fiscal 2021 and fiscal 2020, the Company paid approximately $1,106,000 and $809,000, respectively, of rent related to all leases with the Trust.

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

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2021 and 2020:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
August 31, 2021
Marketable securities	$3,741,000	—	—	$3,741,000
Liability for short sales of trading securities	—	—	—	—

August 31, 2020
Marketable securities	$1,368,000	—	—	$1,368,000
Liability for short sales of trading securities	(2,916,000)	—	—	(2,916,000)

Note 11. Subsequent Events

Management has evaluated events subsequent to August 31, 2021, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

EXHIBIT INDEX

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 16, 2022, the Audit Committee (the “Audit Committee”) of the Board of Directors of EACO Corporation approved the engagement of Haskell & White LLP (“Haskell”) to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ended August 31, 2021, effective as of February 17, 2022. Also on February 16, 2022, the Audit Committee dismissed Baker Tilly US, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm, effective as of February 17, 2022.

The report of Baker Tilly on the Company’s consolidated financial statements as of and for the fiscal year ended August 31, 2020 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle. Baker Tilly did not issue a report on the Company’s consolidated financial statements as of and for the fiscal year ended August 31, 2021.

During the two fiscal years ended August 31, 2021, and the subsequent interim period through February 17, 2022, there were no disagreements as described under Item 304(a)(1)(iv) of Regulation S-K with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Baker Tilly’s satisfaction, would have caused Baker Tilly to make reference to the subject matter thereof in connection with its reports on the financial statements of the Company for such years. In addition, during the two fiscal years ended August 31, 2021 and the subsequent interim period through February 17, 2022, there were no reportable events as described under Item 304(a)(1)(v) of Regulation S-K except the following events. As disclosed in Part I, Item 4 of the Company’s Form 10-Q for the quarters ended November 30, 2020 and May 31, 2021, the Company’s management determined that the Company’s internal controls over financial reporting were not effective as of the end of each respective period due to the following material weakness: the Company did not maintain effective controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to lease accounts, and certain inventory and accrued liability accounts. The Company’s controls do not include multiple required levels of review and approval for manual journal entries. This deficiency did not result in a material revision of any of the Company’s previously issued financial statements. However, if not addressed, the deficiency could result in material misstatement in the future. Accordingly, the management of the Company has determined that this control deficiency constitutes a material weakness. Baker Tilly also advised management of the need to significantly expand the scope of the Company’s audit to include additional analysis and testing of key reports generated by the Company’s IT system. Baker Tilly had not completed its expanded procedures prior to its dismissal.

During the two most recent fiscal years, and in the subsequent interim period through February 17, 2022, neither the Company nor anyone acting on its behalf has consulted with Haskell regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that Haskell concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s controls and procedures were not effective as of August 31, 2021, due to a material weakness related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to the Company’s lease accounts, and certain inventory and accrued liability accounts.

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

The Company’s management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that there was a material weakness in the Company’s internal control over financial reporting as of August 31, 2021, related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to the Company’s lease accounts, and certain inventory and accrued liability accounts.

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

(c) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of August 31, 2021, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that such individual should serve on the Board.

Directors and Executive Officers

Directors

Each director serves a one-year term, or until such director’s successor has been elected and qualified.

Glen F. Ceiley, age 76, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of EACO since 1998. As the founder of Bisco with over 45 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry, and growth and development of the Company.

William L. Means, age 78, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of EACO since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Stephen Catanzaro, age 69, currently has an accounting and tax practice. Prior to that, Mr. Catanzaro served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, from April 2004 until May 2018. He also served as the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco from September 1995 to March 2002. Mr. Catanzaro has served as a director of EACO since 1999. He holds a B.S. degree in Accounting from Lehman College of The City University of New York and an M.B.A. degree from Golden Gate University. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee. Mr. Catanzaro is serves as the Company’s interim audit committee chair due to the recent passing of the previous audit committee chair, Jay Conzen, on March 15, 2020.

Executive Officers

Each executive officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified. See above for biographical information for Mr. Ceiley, our Chief Executive Officer and Chairman of the Board.

Donald S. Wagner, age 60, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco since November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, age 41, has served as the Controller and the Principal Accounting Officer of EACO and Bisco since May 2014. Prior to his promotion as Controller, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, age 42, has served as the Executive Vice President of Bisco since December 2019. Prior to such promotion, Mr. Ceiley served as Vice President of Sales and Marketing of Bisco since September 2012 and was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communications from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, who is EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

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

Board Meetings and Committees

In accordance with the Bylaws of EACO, which empower the Board to appoint such committees as it deems necessary and appropriate, the Board has established an Audit Committee and an Executive Compensation Committee (the “Compensation Committee”). During the fiscal 2021, the Board of Directors and the various committees of the Board held the following number of meetings: Board of Directors – 4; Audit Committee – 4; and Compensation Committee. During fiscal 2021, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of any committees of the Board held while he was serving on the Board or such committee.

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

The officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Controller and Principal Accounting Officer. Due to the nature of EACO’s operations and related consolidated financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary, and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2021 or fiscal 2020. However, both of them receive compensation from Bisco for their services provided to Bisco.

All compensation for the named executive officers for fiscal 2021 and fiscal 2020 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Mr. Ceiley has received quarterly cash dividends in the amount of $19,125 on his shares of preferred stock of EACO.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2021 and fiscal 2020 by (i) our Chief Executive Officer, and (ii) the two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2021 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

	Fiscal				All Other
Name and Principal Position	Year	Salary		Bonus	Compensation		Total
Glen F. Ceiley	2021	$224,000	(1)	$4,338	$3,847	(2)	$232,185
Chief Executive Officer and Chairman of the Board of EACO and Bisco	2020	206,200	(1)	4,338	3,847	(2)	214,385
Donald S. Wagner	2021	262,310		61,365	12,421	(3)	336,096
President and Chief Operating Officer of Bisco	2020	250,535		41,126	12,034	(3)	303,695
Zachary Ceiley	2021	191,607		56,726	11,522	(3)	259,855
Executive Vice President of Bisco	2020	174,253		37,836	11,047	(3)	223,136
(1)	Includes $18,200 consulting fees payable to Glen Ceiley’s spouse, Barbara Ceiley, in each of fiscal 2021 and fiscal 2020.

(2)	Consists of the Company’s matching contribution for Mr. G. Ceiley pursuant to the Company’s Section 401(k) plan.

(3)

Includes (i) auto allowance of $6,696 payable to each of Messrs. Z. Ceiley and Wagner in fiscal 2021 and fiscal 2020; (ii) Section 401(k) matching contributions of $4,826 and $4,351 payable to Mr. Z. Ceiley in fiscal 2021 and fiscal 2020, respectively; and (iii) Section 401(k) matching contributions of $5,725 and $5,338 payable to Mr. Wagner in each of fiscal 2021 and fiscal 2020, respectively.

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2021 to any named executive officer, and no outstanding equity awards were held by the named executive officers at August 31, 2021.

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

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2021. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

	Fees Earned or
Director	Paid in Cash	Total
Stephen Catanzaro	$15,200	$15,200
William Means	14,400	14,400

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of May 6, 2022 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of	Shares of Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)
Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,696,519	95.8%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	—	—
Michael Narikawa	—	—
All executive officers and directors as a group (7 persons)(3)	4,696,841	95.8%

* Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 5065 East Hunter Ave, Anaheim, California 92807.

(2)	Based on 4,861,590 shares of common stock outstanding as of November 24, 2020.

(3)

Includes (i) 4,656,519 shares of common stock held by the Trust; (ii) 40,000 shares of common stock issuable upon conversion of the 36,000 shares of Series A cumulative convertible preferred stock held by the Trust (assuming no accrued unpaid dividends).

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

The Company leases the Glendale Heights Property and the Hunter Property under operating lease agreements with the Trust, which is a grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. During fiscal 2021 and fiscal 2020, the Company paid approximately $1,106,000 and $809,000, respectively, of rent related to these leases.

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

Item 14.  Principal Accounting Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2021 and fiscal 2020, the Audit Committee pre-approved all services performed for the Company by the auditor.

Principal Accountant Fees

On February 16, 2022, the Audit Committee of the Company approved the engagement of Haskell to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ended August 31, 2021, effective as of February 17, 2022. On February 16, 2022, the Audit Committee dismissed Baker Tilly as the Company’s independent registered public accounting firm, effective as of February 17, 2022.

Baker Tilly served as the Company’s independent registered public accounting firm from November 1, 2020. Prior to that, Squar Milner served as the Company’s independent registered public accounting firm since fiscal year ended August 31, 2005. On November 1, 2020, the Company was notified that the audit practice of Squar Milner was combined with Baker Tilly in a transaction pursuant to which Squar Milner combined its operations with Baker Tilly and certain of the professional staff and partners of Squar Milner joined Baker Tilly either as employees or partners of Baker Tilly.

During fiscal 2021 and fiscal 2020, the Company paid Baker Tilly and Squar Milner the following amounts for the services set forth below:

	Year Ended August 31,
Fee Category	2021	2020
Audit fees	$117,300	$186,300
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$117,300	$186,300

During fiscal 2021, the Company did not pay Haskell any audit fees or any other fees.

Audit Fees

Audit fees consist of fees billed for professional services rendered in connection with the audit of the financial statements included in the Company’s annual reports on Form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2021 and 2020 and for other regulatory filings for such fiscal years.

Audit-Related Fees

The Company was not billed for any audit-related fees by Baker Tilly or Haskell for the years ended August 31, 2021 and 2020. There were no other fees billed by Baker Tilly or Haskell during fiscal 2021 or fiscal 2020.

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

Number	Exhibit

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

July 1, 2022	EACO Corporation

/s/ Glen F. Ceiley
By: Glen F. Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	7/01/2022
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Controller (principal accounting officer)	7/01/2022
Michael Narikawa

/s/ Steve Catanzaro	Director	7/01/2022
Steve Catanzaro

/s/ William Means	Director	7/01/2022
William Means