Form 10-Q
period 2021-11-30
EACO CORP
filed 2022-08-19
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021, or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐   No ☒

As of August 19, 2022, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended
	November 30,
	2021	2020
Net sales	$63,822	$53,403
Cost of sales	45,644	38,951
Gross margin	18,178	14,452
Operating expenses:
Selling, general and administrative expenses	8,895	12,681
Income from operations	9,283	1,771

Other (expense):
Net loss on trading securities	(56)	(553)
Interest and other expense, net	(52)	(69)
Other (expense), net	(108)	(622)
Income before income taxes	9,175	1,149
Provision for income taxes	2,389	298
Net income	6,786	851
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$6,767	$832
Basic and diluted earnings per common share:	$1.39	$0.17
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2021	2020
Net income	$6,786	$851
Other comprehensive gain (loss), net of tax: Foreign translation gain (loss)	(480)	(82)
Total comprehensive income	$6,306	$769

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2021	2021*
ASSETS
Current Assets:
Cash and cash equivalents	$5,583	$4,455
Restricted cash	10	10
Trade accounts receivable, net	34,168	33,929
Inventory, net	42,542	40,448
Marketable securities, trading	3,684	3,741
Prepaid expenses and other current assets	11,395	6,780
Total current assets	97,382	89,363
Non-current Assets:
Property, equipment and leasehold improvements, net	8,173	8,269
Operating lease right-of-use assets	11,304	11,084
Other assets, net	1,404	1,669
Total assets	$118,263	$110,385
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$17,047	$16,413
Accrued expenses and other current liabilities	11,708	10,964
Current portion of operating lease liabilities	3,301	3,096
Current portion of long-term debt	119	113
Total current liabilities	32,175	30,586
Non-current Liabilities:
Long-term debt	4,552	4,585
Operating lease liabilities	8,127	8,092
Total liabilities	44,854	43,263
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	300	780
Retained earnings	60,681	53,914
Total shareholders’ equity	73,409	67,122
Total liabilities and shareholders’ equity	$118,263	$110,385

*      Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2021 filed with the U.S. Securities and Exchange Commission on July 6, 2022.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance, August 31, 2021 *	36,000	$1	4,861,590	$49	$12,378	$780	$53,914	$58,819
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(480)	—	(480)
Net income	—	—	—	—	—	—	6,786	6,786
Balance, November 30, 2021	36,000	$1	4,861,590	$49	$12,378	$300	$60,681	$73,409

Balance, August 31, 2020 *	36,000	$1	4,861,590	$49	$12,378	$788	$45,603	$58,819
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(82)	—	(82)
Net income	—	—	—	—	—	—	851	851
Balance, November 30, 2020	36,000	$1	4,861,590	$49	$12,378	$706	$46,435	$59,569

*      Derived from the Company’s audited financial statements included in its Form 10-K for the years ended August 31, 2021 and 2020 as filed with the U. S. Securities and Exchange Commission on July 6, 2022 and November 30, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2021	2020
Operating activities:
Net income	$6,786	$851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	382	377
Bad debt expense	9	––
Net unrealized loss on trading securities	56	553
Increase (decrease) in cash from changes in
Trade accounts receivable	(248)	1,634
Inventory	(2,094)	(71)
Prepaid expenses and other assets	(4,350)	716
Operating lease right-of-use assets	(220)	417
Trade accounts payable	1,642	666
Accrued expenses and other current liabilities	744	(723)
Operating lease liabilities	240	(524)
Net cash provided by operating activities	2,947	3,896
Investing activities:
Additions to property, equipment, and leasehold improvements	(286)	(179)
Sale of marketable securities, trading	1	24
Net change in liabilities for short sales of trading securities	—	286
Net cash (used in) provided by investing activities	(285)	131
Financing activities:
Payments on revolving credit facility, net	—	(2,187)
Payments on long-term debt	(27)	—
Preferred stock dividend	(19)	(19)
Bank overdraft	(1,008)	(867)
Net cash used in financing activities	(1,054)	(3,073)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(480)	(82)
Net increase in cash, cash equivalents, and restricted cash	1,128	872
Cash, cash equivalents, and restricted cash - beginning of period	4,465	8,995
Cash, cash equivalents, and restricted cash - end of period	$5,593	$9,867
Supplemental disclosures of cash flow information: Cash paid for interest	$52	$48

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

Note 1.    Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 50 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2021 (“fiscal 2021”). The condensed consolidated balance sheet as of August 31, 2021 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2021. Operating results for the three months ended November 30, 2021 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $161,000 at November 30, 2021 and August 31, 2021.

Inventories, Net

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items approximating $1,613,000 and $1,578,000 at November 30, 2021 and August 31, 2021, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of November 30, 2021 and August 31, 2021, the Company’s total obligation for securities sold, but not yet purchased was zero. Restricted cash to collateralize the Company’s obligations for short sales was zero at November 30, 2021 and August 31, 2021.

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

Earnings Per Common Share

Basic earnings per common share for the three months ended November 30, 2021 and 2020 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at November 30, 2021 and 2020. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the quarters ended November 30, 2021 and 2020 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods (See Note 5).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars on November 30, 2021 and 2020 was $0.79 and $0.77, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the three months ended November 30, 2021 and 2020. The average exchange rates for the three months ended November 30, 2021 and 2020 were $0.80 and $0.76, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 10% of revenues for both the three months ended November 30, 2021 and 2020, and related accounts receivable were approximately 13% of total accounts receivable for both November 30, 2021 and 2020. Sales to customers in Canada accounted for approximately 33% and 38% of such international sales for the three months ended November 30, 2021 and 2020, respectively. Sales to customers located within Asia accounted for approximately 45% and 54% of such international sales for the three months ended November 30, 2021 and 2020, respectively.

No single customer accounted for more than 10% of revenues and accounts receivable for the three months ended November 30, 2021 and 2020.

Significant Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on September 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11.

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

Note 3. Accrued Liabilities

The Company’s accrued liabilities as of November 30, 2021 and August 31, 2021 are summarized as follows (in thousands):

	November 30,	August 31,
	2021	2021
Accrued expenses and other current liabilities

Accrued accounts payable	$3,766	$3,054
Accrued compensation and payroll	2,519	5,033
Accrued taxes	5,423	2,877
Total Accrued expenses and other current liabilities	$11,708	$10,964

Note 4.    Debt

At November 30, 2021, the Company had a $15,000,000 line of credit agreement with Citizens Business Bank (“the Bank”). Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of November 30, 2021 and August 31, 2021 were zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2021 and August 31, 2021, the Company was in compliance with all such covenants. The expiration date of the line of credit under the line of credit agreement was July 5, 2022. The Company is currently in process of negotiating a new line of credit agreement with the Bank. The Company believes it has adequate cash available for its business operations while it negotiates its new line of credit agreement with the Bank.

The Company also entered into a Loan Agreement with the Bank to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at its new corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provided that the Company could only request advances through July 15, 2020, and thereafter, the Construction Loan converted to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan was converted to a term loan in the amount of $4,807,000. Interest on the Construction Loan is payable monthly (4.35% per annum at both November 30, 2021 and August 31, 2021). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at November 30, 2021 and August 31, 2021 was $4,671,000 and $4,698,000, respectively.

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

Note 5.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended
	November 30,
(In thousands, except share and per share amounts)	2021	2020
EPS:
Net income	$6,786	$851
Less: accrued preferred stock dividends	(19)	(19)
Net income available for common shareholders	$6,767	$832

Earnings per common share – basic and diluted	$1.39	$0.17

For the three months ended November 30, 2021 and 2020, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 6.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Glen F. Ceiley and Barbara A.Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the three months ended November 30, 2021 and 2020, the Company incurred expense related to the Glendale Lease of approximately $75,000 and $72,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s new corporate headquarters. The Company completed its move to the new headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. During the three months ended November 30, 2021 and 2020, the Company incurred expense related to the Hunter Lease of approximately $209,000 and $204,000, respectively.

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

During the three months ended November 30, 2021 and 2020, the Company recorded an income tax provision of $2,389,000 and $298,000, respectively, resulting in an effective tax rate of 26.0% and 25.9%, respectively. The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three months ended November 30, 2021, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2021, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next nine months that would materially impact its consolidated financial statements.

The Company’s tax years for 2018, 2019 and 2020 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2017.

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

Note 9.    Subsequent Events

Management has evaluated events subsequent to November 30, 2021, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco. Bisco is a distributor of electronic components and fasteners with 50 sales offices and seven distribution centers located throughout the United States and Canada. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Revenues derived from Bisco and its subsidiary represent 100% of our total revenues and are expected to continue to represent all of the Company’s total revenues for the foreseeable future.

Critical Accounting Policies and Estimates

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

There have been no changes to the Company’s critical accounting policies for the three months ended November 30, 2021.

Results of Operations

Comparison of the Three Months Ended November 30, 2021 and 2020

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2021	2020	Change	Change
Net sales	$63,822	$53,403	$10,419	19.5%
Cost of sales	45,644	38,951	6,693	17.2%
Gross margin	$18,178	$14,452	$3,726	25.8%
Gross margin as a percent of net sales	28.5%	27.0%		1.5%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers.

The increase in revenues and gross margins in the three months ended November 30, 2021 (“Q1 2022”) as compared to the three months ended November 30, 2020 (“Q1 2021”) was largely due to higher demand for products and favorable economic conditions in the current period. Further, the prior year period had decreased sales and gross margins resulting from the global industry-wide slowdown due to the impact from the COVID-19 pandemic.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2021	2020	Change	Change
Selling, general and administrative expenses	$8,895	$12,681	$(3,786)	(29.9)%
Percent of net sales	13.9%	23.7%		(9.8)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs.

SG&A in Q1 2022 decreased from Q1 2021 largely due to a decrease in payroll taxes as a result of federal tax credits related to the Employee Retention Credit (ERC) of $5.4 million that the Company submitted during the period. Further, the decrease is also due to a decrease in the number of sales and administrative employees, from 520 employees in Q1 2021 to 493 employees in Q1 2022. Q1 2021 also had non-recurring expense incurred related to the relocation of the Company’s corporate headquarters to the Hunter Property. The decrease in SG&A was partially offset due to annual raises and higher depreciation expense. SG&A as a percent of revenue in Q1 2022 decreased from Q1 2021 primarily due to the ERC and decreased employee headcount and higher sales growth due to the rebounding economy

Other (Expense), Net ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2021	2020	Change	Change
Other (expense):
Net (loss) on trading securities	$(56)	$(553)	$497	89.9%
Interest and other expense, net	(52)	(69)	17	24.6%
Other (expense), net	$(108)	$(622)	$514	82.6%
Percent of net sales	(0.2)%	(1.2)%		1.0%

Other (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2022, the Company recognized a net loss on trading securities of $56,000 as compared to a net loss of $553,000 in Q1 2021. The change in net trading securities losses in Q1 2022 was primarily due to timing of sales and purchases and general market climate for short and long positions during the period.

Interest and other (expense), net, decreased in Q1 2022 compared to Q1 2021, which was primarily due carrying a zero balance on our line of credit during Q1 2022.

Income Tax Provision ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2021	2020	Change	Change
Income tax provision	$2,389	$298	$2,091	701.7%
Percent of pre-tax income	26.0%	25.9%		0.1%

The provision for income taxes increased by $2,091,000 in Q1 2022 over the prior year period. This increase was due to higher taxable income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income increased slightly from 25.9% at Q1 2021 to 26.0% at Q1 2022.

Liquidity and Capital Resources

As of November 30, 2021 and August 31, 2021, the Company held approximately $5,583,000 and $4,455,000 of unrestricted cash and cash equivalents, respectively. The Company also held $3,684,000 and $3,741,000 of marketable securities at November 30, 2021 and August 31, 2021, respectively, which could be liquidated, if necessary.

As of November 30, 2021, the Company held a $15,000,000 Line of credit with the Bank. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of November 30, 2021 and August 31, 2021 were zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2021 and August 31, 2021, the Company was in compliance with all such covenants. The expiration date of the line of credit under the line of credit agreement was July 5, 2022. The Company is currently in process of negotiating a new line of credit agreement with the Bank. The Company believes it has adequate cash available for its business operations while it negotiates its new line of credit agreement with the Bank.

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

The Company entered into a Construction Loan with the Bank to borrow up to $5,000,000 for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6% and entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at November 30, 2021 and August 31, 2021). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at November 30, 2021 and August 31, 2021 was $4,671,000 and $4,698,000, respectively.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

Cash provided by operating activities was $2,947,000 for the three months ended November 30, 2021 as compared with cash used in operations of $3,896,000 for the three months ended November 30, 2020. Cash provided by operating activities in the current period was primarily due to net income earned in the period and a decrease in trade accounts payable. Increases to net income was primarily due to increases in revenues and ERC of $5.4M credited to payroll taxes. This was also adversely impacted to some extent by an increase in inventory and prepaid and other assets balances. Inventory increased related to the Company’s increased sales volume and prepaid and other assets increased due to the ERC receivable for the three months ended November 30, 2021. The prior period cash provided by operating activities was primarily due to a decrease in the trade accounts receivable and prepaid expenses and other assets and an increase in trade accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $285,000 for the three months ended November 30, 2021 as compared with cash provided by investing activities of $131,000 for the three months ended November 30, 2020. Cash used in investing activities in the three months ended November 30, 2021 was due to property and equipment purchases in the period. Cash provided by investing activities in the prior year period was primarily due to the increase of liabilities for short sales of trading securities.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended November 30, 2021 was $1,054,000 as compared with cash used in financing activities of $3,073,000 for the three months ended November 30, 2020. The cash used in financing activities for the current period is primarily due to bank overdraft, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash used in financing activities for the prior period is primarily due to payments to pay down the Company’s revolving line of credit facility and an increase in the bank overdraft balance.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow generated from operations, the Company finances its operations through borrowings under its line of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and capital leases are recorded as liabilities on the consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the Company’s annual report on Form 10-K for the year ended August 31, 2021 as filed with the SEC on July 6, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2021, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2021 because of the material weakness in internal control over financial reporting discussed below.

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

Item 1A. Risk Factors

You should carefully consider the information described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended 2021, as filed with the SEC on July 6, 2022. There have been no material changes to the risk factors we previously disclosed in our filings with the SEC, including the Form 10-K. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

COVID-19 Risks

Our business and results of operations may be adversely impacted as a result of the recent COVID-19 outbreak.

On March 11, 2020, the World Health Organization designated the coronavirus (“COVID-19”) as a pandemic. While the Company has not incurred any significant disruptions to its business activities or supply chain to date, the Company has had to temporarily limit its contact to its 50 sales offices to the public, and has limited its employee capacity in each office to keep our employees safe. We have shifted more than half of our sales force to remote operations and have implemented changes to our warehouse and distribution operations to protect our employees. As a result, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our sales. In addition, certain of our customers have closed or reduced their operations during this pandemic, and government restrictions could also further restrict our business and result in supply chain interruptions in the future. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For Q1 2022 and Q1 2021, we spent $67,000 and $92,000 on advertising, respectively.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of November 30, 2021 was zero, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company entered into a new loan agreement with the Bank for approximately $4.7 million that financed the tenant improvements on the new corporate headquarters. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of November 30, 2021, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

Due to the small amount of public float in our common stock, sales of our common stock by Glen Ceiley could cause the price of our common stock to decline, and the listing of shares of our common stock has been moved from the OTCQB to OTC Pink, which will further limit your ability to sell your shares.

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of November 30, 2021, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock. In addition, we were advised that if we do not increase the amount of $2.0 million freely tradeable public float to at least 5% of our outstanding capital stock we would be moved to the OTC Pink Open Market. During Q1 2021, the Company was downgraded from the QTCQB to the OTC Pink Open Market due to not having at least 5% public float.

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

EACO CORPORATION
(Registrant)

Date: August 18, 2022	/s/ Glen Ceiley
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