Form 10-Q
period 2022-02-28
EACO CORP
filed 2022-08-24
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022, or

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

Yes ☐   No ☒

As of August 23, 2022, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Net sales	$66,587	$55,751	$130,409	$109,154
Cost of sales	48,462	40,727	94,106	79,678
Gross margin	18,125	15,024	36,303	29,476
Operating expenses:
Selling, general and administrative expenses	13,439	12,540	22,334	25,221
Income from operations	4,686	2,484	13,969	4,255

Other income (expense):
Net (loss) gain on trading securities	(22)	(506)	(78)	(1,059)
Interest and other (expense)	(53)	(60)	(105)	(129)
Other (expense) income, net	(75)	(566)	(183)	(1,188)
Income before income taxes	4,611	1,918	13,786	3,067
Provision for income taxes	1,204	524	3,593	822
Net income	3,407	1,394	10,193	2,245
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$3,388	$1,375	$10,155	$2,207
Basic and diluted earnings per common share:	$0.70	$0.28	$2.09	$0.45
Basic weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Net income	$3,407	$1,394	$10,193	$2,245
Other comprehensive gain (loss), net of tax: Foreign translation gain (loss)	25	91	(455)	9
Total comprehensive income	$3,432	$1,485	$9,738	$2,254

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	February 28,	August 31,
	2022	2021*
ASSETS
Current Assets:
Cash and cash equivalents	$5,622	$4,455
Restricted cash	10	10
Trade accounts receivable, net	36,861	33,929
Inventory, net	44,724	40,448
Marketable securities, trading	4,598	3,741
Prepaid expenses and other current assets	8,416	6,780
Total current assets	100,231	89,363
Non-current Assets:
Property, equipment and leasehold improvements, net	8,162	8,269
Operating lease right-of-use assets	11,030	11,084
Other assets, net	1,407	1,669
Total assets	$120,830	$110,385
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$19,756	$16,413
Accrued expenses and other current liabilities	8,440	10,964
Current portion of operating lease liabilities	3,385	3,096
Current portion of long-term debt	119	113
Total current liabilities	31,700	30,586
Non-current Liabilities:
Long-term debt	4,524	4,585
Operating lease liabilities	7,784	8,092
Total liabilities	44,008	43,263
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	325	780
Retained earnings	64,069	53,914
Total shareholders’ equity	76,822	67,122
Total liabilities and shareholders’ equity	$120,830	$110,385

*      Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2021 filed with the U.S. Securities and Exchange Commission on July 6, 2022.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance, August 31, 2021 *	36,000	$1	4,861,590	$49	$12,378	$780	$53,914	$67,122
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(480)	—	(480)
Net income	—	—	—	—	—	—	6,786	6,786
Balance, November 30, 2021	36,000	$1	4,861,590	$49	$12,378	$300	$60,681	$73,409
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	25	—	25
Net income	—	—	—	—	—	—	3,407	3,407
Balance, February 28, 2022	36,000	$1	4,861,590	$49	$12,378	$325	$64,069	$76,822

Balance, August 31, 2020 *	36,000	$1	4,861,590	$49	$12,378	$788	$45,603	$58,819
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(82)	—	(82)
Net income	—	—	—	—	—	—	851	851
Balance, November 30, 2020	36,000	$1	4,861,590	$49	$12,378	$706	$46,435	$59,569
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	91	—	91
Net income	—	—	—	—	—	—	1,394	1,394
Balance, February 28, 2021	36,000	$1	4,861,590	$49	$12,378	$797	$47,810	$61,035

*      Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2021 and 2020 as filed with the U. S. Securities and Exchange Commission on July 6, 2022 and November 30, 2020, respectively

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 28,
	2022	2021
Operating activities:
Net income	$10,193	$2,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	751	751
Bad debt expense	26	55
Loss on sale of real property	—	—
Net unrealized loss on trading securities	78	1,059
Increase (decrease) in cash from changes in:
Trade accounts receivable	(2,958)	866
Inventory	(4,276)	(635)
Prepaid expenses and other assets	(1,374)	1,298
Operating lease right-of-use assets	54	847
Trade accounts payable	4,404	561
Accrued expenses and other current liabilities	(2,524)	(2,579)
Operating lease liabilities	(19)	(928)
Net cash provided by operating activities	4,355	3,540
Investing activities:
Purchase of property, equipment, and leasehold improvements	(644)	(290)
Net purchases of marketable securities, trading	(935)	(3,846)
Net change in liabilities for short sales of trading securities	––	(1,622)
Net cash (used in) investing activities	(1,579)	(5,758)
Financing activities:
(Repayment) borrowings on revolving credit facility, net	––	(5,100)
Repayments on long-term debt	(55)	(53)
Preferred stock dividend	(38)	(38)
Net change in bank overdraft	(1,061)	2,526
Net cash (used in) financing activities	(1,154)	(2,665)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(455)	9
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,167	(4,874)
Cash, cash equivalents, and restricted cash - beginning of period	4,465	8,995
Cash, cash equivalents, and restricted cash - end of period	$5,632	$4,121
Supplemental disclosures of cash flow information:
Cash paid for interest	$105	$121
Cash paid for income taxes	$3,979	$2,509

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2021 (“fiscal 2021”). The condensed consolidated balance sheet as of August 31, 2021 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2021. Operating results for the three and six months ended February 28, 2022 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $171,000 and $161,000 at February 28, 2022 and August 31, 2021, respectively.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are reduced by a provision for slow moving and obsolete items of $1,637,000 and $1,578,000 at February 28, 2022 and August 31, 2021, respectively. The provision is based upon management’s review of inventories on-hand, their expected future utilization and length of time held by the Company.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of February 28, 2022 and August 31, 2021, the Company’s total obligation for securities sold, but not yet purchased was zero. Restricted cash to collateralize the Company’s obligations for short sales was zero at February 28, 2022 and August 31, 2021.

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

Earnings Per Common Share

Basic earnings per common share for the three and six months ended February 28, 2022 and 2021, were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at February 28, 2022 and 2021. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the quarters ended February 28, 2022 and 2021 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods (See Note 5).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars on February 28, 2022 and 2021 was $0.79 and $0.78, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the three months ended February 28, 2022 and 2021. The average exchange rates for the three months ended February 28, 2022 and 2021 were $0.79 and $0.77, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 11% and 10% of revenues for the six months ended February 28, 2022 and 2021, respectively, and related accounts receivable were approximately 14% of total accounts receivable for February 28, 2022 and 2021. Sales to customers in Canada accounted for approximately 29% and 33% of such international sales for the six months ended February 28, 2022 and 2021, respectively. Sales to customers located within Asia accounted for approximately 47% and 42% of such international sales for the six months ended February 28, 2022 and 2021, respectively.

No single customer accounted for more than 10% of revenues and accounts receivable for the three and six months ended February 28, 2022 and 2021.

Reclassifications

None

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

Note 3. Accrued Liabilities

The Company’s accrued liabilities as of February 28, 2022 and August 31, 2021 are summarized as follows (in thousands):

	February 28,	August 31,
	2022	2021
Accrued expenses and other current liabilities

Accrued accounts payable	$2,794	$3,054
Accrued compensation and payroll	2,978	5,033
Accrued taxes	2,668	2,877
Total Accrued expenses and other current liabilities	$8,440	$10,964

Note 4.    Debt

At Q2 2022, the Company had a $15,000,000 line of credit agreement with Citizens Business Bank (“the Bank”). On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10,000,000 line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.0% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of February 28, 2022 and August 31, 2021 were zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2022 and August 31, 2021, the Company was in compliance with all such covenants. The expiration date of the line of credit under the line of credit agreement was July 5, 2022. The Company is currently in process of negotiating a new line of credit agreement with the Bank. The Company believes it has adequate cash available for its business operations while it negotiates its new line of credit agreement with the Bank.

The Company also entered into a Loan Agreement with the Bank to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at its new corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provided that the Company could only request advances through July 15, 2020, and thereafter, the Construction Loan converted to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan was converted to a term loan in the amount of $4,807,000. Interest on the Construction Loan is payable monthly (4.35% per annum at both February 28, 2022 and August 31, 2021). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at February 28, 2022 and August 31, 2021 was $4,643,000 and $4,698,000, respectively.

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

Note 5.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
EPS:
Net income	$3,407	$1,394	$10,193	$2,245
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$3,388	$1,375	$10,155	$2,207

Earnings per common share – basic and diluted	$0.70	$0.28	$2.09	$0.45

For the three and six months ended February 28, 2022 and 2021, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 6.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Glen F. Ceiley and Barbara A.Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the six months ended February 28, 2022 and 2021, the Company incurred expense related to the Glendale Lease of approximately $150,000 and $145,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s new corporate headquarters. The Company completed its move to the new headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. During the six months ended February 28, 2022 and 2021, the Company incurred expense related to the Hunter Lease of approximately $418,000 and $408,000, respectively.

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

During the three and six months ended February 28, 2022, the Company recorded an income tax provision of $1,204,000 and $3,593,000, respectively, resulting in an effective tax rate of 26.1% for both periods. The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and six months ended February 28, 2022, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and six months ended February 28, 2022, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next six months that would materially impact its consolidated financial statements.

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

Note 9.    Subsequent Events

Management has evaluated events subsequent to February 28, 2022, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Updated (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (“ASU 2014-09”). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted ASU 2014-09 beginning in fiscal 2019 (effective September 1, 2018) using the modified retrospective approach. The impact of adopting the standard on our consolidated financial statements and related disclosures was not material.

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

There have been no changes to the Company’s critical accounting policies for the six months ended February 28, 2022.

Results of Operations

Comparison of the Three Months Ended February 28, 2022 and 2021

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2022	2021	Change	Change
Net sales	$66,587	$55,751	$10,836	19.4%
Cost of sales	48,462	40,727	7,735	19.0%
Gross profit	$18,125	$15,024	$3,101	20.6%
Gross profit as a percent of net sales	27.2%	26.9%		0.3%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers.

The increase in revenues in the three months ended February 28, 2022 (“Q2 2022”) as compared to the three months ended February 28, 2021 (“Q2 2021”) was largely due to higher demand for products and favorable economic conditions in the current period. Further, the prior year period had decreased sales and gross margins, resulting from the global industry-wide slowdown due to the impact from the COVID-19 pandemic.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2022	2021	Change	Change
Selling, general and administrative expenses	$13,439	$12,540	$899	7.2%
Percent of net sales	20.2%	22.5%		(2.3)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2022 increased from Q2 2021 largely due to increased travel expenses related to sales meetings and events and higher professional fees. The increase was partially offset by decreases in employee headcount when comparing Q2 2022 to Q2 2021. SG&A as a percent of revenue in Q2 2022 decreased from Q2 2021 by 2.3%, primarily due to decreases in the employee headcount and an increase in Q2 2022 sales due to the rebounding economy.

Other (Expense), Net ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2022	2021	Change	Change
Other income (expense):
Net (loss) gain on trading securities	$(22)	$(506)	$484	95.7%
Interest and other (expense), net	(53)	(60)	7	11.7%
Other income (expense), net	$(75)	$(566)	$491	86.7%
Percent of net sales	(0.1)%	(1.0)%		0.9%

Other (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2022, the Company recognized a net loss on trading securities of $22,000 as compared to a net loss of $506,000 in Q2 2021. The net trading securities losses in Q2 2022 and Q2 2021 was primarily due to timing of sales and purchases and general market climate for short and long positions during the period.

Interest and other (expense), net, decreased in Q2 2022 compared to Q2 2021, which was primarily due to lower variable rates on our loans and carrying a lower balance on our line of credit during Q2 2022 compared to Q2 2021.

Income Tax Provision ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2022	2021	Change	Change
Income tax provision	$1,204	$524	$680	129.8%
Percent of pre-tax income	26.1%	27.3%		(1.2)%

The provision for income taxes increased by $680,000 in Q2 2022 over the prior year period. This increase was primarily due to higher income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income decreased from 27.3% at Q2 2021 to 26.1% at Q2 2022, which was primarily due to the state tax rate mix and permanent book tax differences.

Comparison of the Six Months Ended February 28, 2022 and 2021

Net Sales and Gross Profit ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2022	2021	Change	Change

Net Sales	$130,409	$109,154	$21,255	19.5%
Cost of sales	94,106	79,678	14,428	18.1%
Gross profit	$36,303	$29,476	$6,827	23.2%
Percent of net sales	27.8%	27.0%		0.8%

The increase in revenues and gross margins as a percent of revenues in the six months ended February 28, 2022 as compared to the six months ended February 28, 2021 was largely due to higher demand for products and favorable economic conditions in the current period. Further, the prior year period had decreased sales and gross margins resulting from the global industry-wide slowdown.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2022	2021	Change	Change

Selling, general and administrative expenses	$22,334	$25,221	$(2,887)	(11.4)%
Percent of net sales	17.1%	23.1%		6.0%

SG&A in the six months ended February 28, 2022 decreased from the same period in the prior year primarilydue to a decrease in payroll taxes as a result of federal tax credits related to the Employee Retention Credit (ERC) of $5.4 million recorded in the first quarter of fiscal year 2022. Q2 2021 also had non-recurring expense incurred related to the relocation of the Company’s corporate headquarters to the Hunter Property. The decrease in SG&A was partially offset due to annual raises and higher depreciation expense. SG&A as a percent of revenue in Q2 2022 decreased from Q2 2021 primarily due to the ERC and higher sales growth due to the rebounding economy in the current period.

Other (Expense), Net ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2022	2021	Change	Change
Other income (expense):
Net (loss) gain on trading securities	$(78)	$(1,059)	$981	92.6%
Interest and other (expense), net	(105)	(129)	24	18.6%
Other income (expense), net	$(183)	$(1,188)	$1,005	84.6%
Percent of net sales	(0.1)%	(1.1)%		(1.0)%

During the six months ended February 28, 2022, the Company recognized a net loss on trading securities of $78,000 as compared to a net loss of $1,059,000 in the same period in the prior year. The net trading securities losses in Q2 2022 and 2021 was primarily due to timing of sales and purchases and general market climate for short positions during the period.

Interest and other (expense), net, decreased during the six months ended February 28, 2022 compared to the same period in the prior year, which was primarily due to carrying a lower balance on our line of credit during the current period.

Income Tax Provision ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2022	2021	Change	Change

Income tax provision	$3,593	$822	$2,771	337.1%
Percent of pre-tax income	26.1%	26.8%		(0.7)%

The provision for income taxes increased by $2,771,000 for the six months ended February 28, 2022 when compared to the prior year period. This increase was primarily due to higher income in the current quarter as compared to the prior year period.

The income tax provision as a percent of pre-tax income decreased from 26.8% for the six months ended February 28, 2021 to 26.1% in the current year period, which was primarily due to the state tax rate mix and permanent book tax differences.

Liquidity and Capital Resources

As of February 28, 2022 and August 31, 2021, the Company held approximately $5,622,000 and $4,455,000 of unrestricted cash and cash equivalents, respectively. The Company also held $4,598,000 and $3,741,000 of marketable securities at February 28, 2022 and August 31, 2021, respectively, which could be liquidated, if necessary.

As of February 28, 2022, the Company held a $15,000,000 Line of credit with the Bank. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of February 28, 2022 and August 31, 2021 were zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2022 and August 31, 2021, the Company was in compliance with all such covenants. The expiration date of the line of credit under the line of credit agreement was July 5, 2022. The Company is currently in process of negotiating a new line of credit agreement with the Bank expect to have it in place before the fiscal year end. The Company believes it has adequate cash available for its business operations while it negotiates its new line of credit agreement with the Bank.

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

The Company entered into a new Construction Loan with the Bank to borrow up to $5,000,000 for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6% and entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at February 28, 2022 and August 31, 2021). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at February 28, 2022 and August 31, 2021 was $4,643,000 and $4,698,000, respectively.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

Cash provided by operating activities was $4,355,000 for the six months ended February 28, 2022 as compared with cash provided by operations of $3,540,000 for the six months ended February 28, 2021. Cash provided by operating activities in the current period was primarily due to net income earned in the period and an increase in trade accounts payable. Increases to net income was primarily due to increases in revenues and ERC of $5.4M credited to payroll taxes. This was adversely impacted to some extent by an increase in inventory and trade accounts receivable related to the Company’s increased sales volume for the six months ended February 28, 2022 when compared to the prior year period. The prior period cash provided by operating activities was primarily due to the net income in that period and a decrease in prepaid expenses and other assets and a decrease in trade accounts receivables.

Cash Flows from Investing Activities

Cash used in investing activities was $1,579,000 for the six months ended February 28, 2022 as compared with cash used in investing activities of $5,758,000 for the six months ended February 28, 2021. Cash used in investing activities in the period was primarily due to purchase of marketable securities and equipment in the period. Cash used in investing activities in the prior year period was primarily due to the purchase of marketable securities and the decrease of liabilities for short sales of trading securities. The increase in cash flow from investing activities in the current period compared to the prior year period was primarily due to less purchases of securities in the current period.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended February 28, 2022 was $1,154,000 as compared with cash used in financing activities of $2,665,000 for the six months ended February 28, 2021. The cash used in financing activities for the current period is primarily due to an increase in bank overdraft in the period, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. Cash used in financing activities in the prior year period is primarily due to payments to pay down our revolving line credit facility in the prior year period, but partially offset by an increase in the bank overdraft liability in that period.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 28, 2022, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2022 because of the material weakness in internal control over financial reporting discussed below.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For Q2 2022 and Q2 2021, we spent $121,000 and $81,000 on advertising, respectively.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of February 28, 2022 was zero, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company entered into a new loan agreement with the Bank for approximately $4.7 million that financed the tenant improvements on the new corporate headquarters. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of February 28, 2022, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

Due to the small amount of public float in our common stock, sales of our common stock by Glen Ceiley could cause the price of our common stock to decline, and the listing of shares of our common stock has been moved from the OTCQB to OTC Pink, which will further limit your ability to sell your shares.

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of February 28, 2022, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock. In addition, we were advised that if we do not increase the amount of $2.0 million freely tradeable public float to at least 5% of our outstanding capital stock we would be moved to the OTC Pink Open Market. During Q2 2021, the Company was downgraded from the QTCQB to the OTC Pink Open Market due to not having at least 5% public float.

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

EACO CORPORATION
(Registrant)

Date: August 24, 2022	/s/ Glen Ceiley
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