Form 10-K
period 2022-08-31
EACO CORP
filed 2022-11-04
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended August 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-14311

EACO CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2597349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the common stock on that date) was approximately $3,876,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 4, 2022, 4,861,590 shares of the registrant’s common stock were outstanding.

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

PART I

Item 1.  Business

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and 1 additional sales office location in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2022, Bisco had more than 10,000 customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the fiscal year ended August 31, 2022. For each of the fiscal years ended August 31, 2022 and 2021 (“fiscal 2022” and “fiscal 2021,” respectively), Bisco’s top 20 customers represented in the aggregate approximately 12% of Bisco’s revenues.

Bisco generally sells its products through its sales representatives in its 51 sales offices located in the United States and Canada and 1 additional sales office in the Philippines. Customers can also place orders through Bisco’s website. Bisco currently maintains seven distribution centers located in Anaheim and San Jose, California; Dallas, Texas; Chicago, Illinois; Boston, Massachusetts; Atlanta, Georgia; and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s management and salespersons with online, real-time data regarding inventory levels throughout Bisco and facilitates control of purchasing, shipping and billing. Bisco generally ships products to customers from one of its seven distribution centers, based on the geographic proximity to the customer and the location of the available ordered products.

Bisco sells its products primarily in the United States, Canada, and countries within Asia. Bisco’s international sales represented 11.8% and 10.6% of its sales in fiscal 2022 and fiscal 2021, respectively. Sales to customers in Canada accounted for approximately 27% and 30% of such international sales in fiscal 2022 and fiscal 2021, respectively. Sales to customers located within Asia accounted for approximately 48% of such international sales in fiscal 2022 and fiscal 2021. Sales to customers in other countries make up 25% and 22% of such international sales in fiscal 2022 and fiscal 2021, respectively

Suppliers

As of August 31, 2022, Bisco offered products from over 260 manufacturers. The Company’s authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does perform kitting and packaging of existing products for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2022 or fiscal 2021.

Human Capital Resources

As of August 31, 2022, the Company had 506 full-time employees, which include 313 sales and marketing employees, 82 management, administrative and finance employees, 64 warehouse and fulfillment personnel and 47 supply chain management employees. None of our employees are subject to a collective bargaining agreement.

A key element of our business strategy is to expand our operations and revenues by opening additional sales offices in new geographic locations, and we plan to add additional sales personnel to support such new offices. During fiscal 2022, the Company opened 2 new sales office locations. The Company believes it has been successful in attracting and retaining qualified sales personnel for these new positions. We continue to focus on employee development and training, and embrace diversity and inclusion. We believe an innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences.

Compliance with Government Regulations

We are not aware of the need for any government approvals for our products. Because we use contract manufacturers, any laws regarding the manufacturing of the products we distribute will typically be the responsibility of our contract manufacturers. Prior to entering into any contracts with new manufacturers, we typically conduct diligence to determine that the manufacturer has satisfied all such requirements. We do not believe that we are subject to any state or federal environmental laws.

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

On March 11, 2020, the World Health Organization designated the coronavirus (“COVID-19”) as a pandemic. The Company has incurred some disruptions to its business activities and supply chain during this time. The Company has had to temporarily close its 52 sales offices to the public, and has experienced temporary closures of certain offices from time to time to keep our employees safe. We have also shifted more than half of our sales force to remote operations and have implemented changes our warehouse and distribution operations to protect our employees. As a result, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our sales. In addition, certain of our customers have closed or reduced their operations during this pandemic, and government restrictions could also further restrict our business and result in supply chain interruptions in the future. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail flyers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For fiscal 2022 and fiscal 2021, we spent $427,000 and $415,000 on advertising, respectively.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. During fiscal 2022, the Company opened two new geographical sales locations and relocated some existing locations to larger office locations within its original region. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As of August 31, 2022, there was zero outstanding on our line of credit, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company has a loan agreement with the Bank for approximately $4.6 million that financed the tenant improvements on the new corporate headquarters. See Note 4 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of August 31, 2022, the number of shares held by non-affiliates of Mr. Ceiley was less than 200,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

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

We have from time to time had material weaknesses in our internal controls over financial reporting due to a variety of issues, including, without limitation, significant deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. Although we believe we have addressed these material weaknesses, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the applicable reporting. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have 51 sales offices and seven distribution centers located throughout the United States and in Canada and have 1 additional sales office location in Asia located in the Philippines. In September 2019, Bisco entered into Commercial Lease Agreement (the “Hunter Lease”) with the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and majority shareholder (the “Trust”), and has a lease term that expires on August 31, 2029. Pursuant to the Hunter Lease, Bisco has leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue, Anaheim, California (the “Hunter Property”). The Company moved its corporate headquarters to the Hunter Property in March 2020. The initial base rent for the Hunter Lease is $66,300 per month, which increases by 2.5% annually over the term of the lease.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is quoted on OTC Pink operated by the OTC Markets Group Inc., and previously on the OTC Bulletin Board, under the trading symbol “EACO”; however, the Company’s common stock typically has low trading volumes.

As of August 31, 2022, the Company had no equity compensation plans. The Company did not grant or issue any unregistered shares of common stock during the fiscal 2022. The Company did not repurchase any of its own common stock during fiscal 2022.

As of November 4, 2022, the Company had approximately 214 shareholders of record.

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

Overview

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco, and includes Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Bisco is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout North America and 1 sales office in Asia located in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Impact of COVID-19 on our Business

With respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets. The outbreak has had, and may continue to have, an adverse impact on the Company, as well as the industries that the Company serves, such as the aerospace, electronic parts, and industrial equipment industries. The Company has had to temporarily close its 52 sales offices to the public, and has experienced temporary closures of certain offices from time to time to keep our employees safe. We have also shifted more than half of our sales force to remote operations and have implemented changes to our warehouse and distribution operations to protect our employees. If repercussions of the outbreak are prolonged, it could have a significant adverse impact to the underlying industries of some of the Company’s customers. To date, the Company has incurred disruptions to its business activities and supply chain. Management cannot, at this point, estimate ultimate losses related to the COVID-19 outbreak, if any, and accordingly no adjustments were reflected in the accompanying financial statements related to this matter.

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

The Company’s performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products. Revenue is recognized net of returns and any taxes collected from customers. We offer industry standard contractual terms in our purchase orders.

Deferred Tax Assets

Our income tax expense, deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our DTAs in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of DTLs, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.

Inventory

The Company’s inventory provisions for obsolescence are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company. The Company’s methodology for estimating these adjustments to the cost basis is evaluated for factors that could require changes to the cost basis including significant changes in product demand, market conditions, condition of the inventory or net realizable value. If business or economic conditions change, the Company’s estimates and assumptions may be adjusted as deemed appropriate.

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2022 and 2021

Revenues and Gross Margin (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2022	2021	Change	Change
Revenues	$292,562	$237,962	$54,600	22.9%
Cost of revenues	209,060	177,177	31,883	18.0%
Gross margin	$83,502	60,785	$22,717	37.4%
Percent of revenues	28.5%	25.5%

Revenues consist primarily of sales of component parts and fasteners and also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in fiscal 2022 compared to fiscal 2021 was largely due to a higher volume of product sales due to a better economic environment creating additional buying from manufacturers. Revenues have also increased due to added employees during fiscal 2022, increasing by 22 employees when comparing to fiscal 2021. There was also an increased focus to sell to international customers, which increased $9.1 million or 1% as a percentage of revenues when comparing fiscal 2022 to fiscal 2021.

The gross margins in fiscal 2022 increased by 3.0%, as a percentage of revenues, when compared to fiscal 2021. This increase in margins is due to better economic conditions and the Company carrying local inventory stock that other distributors did not have available. Further, in fiscal 2021, the Company had higher material expenses due to the global industry-wide shortages and the impacts from the COVID-19 pandemic.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
	2022	2021	Change	Change
Selling, general and administrative expenses	$53,970	$48,072	$5,898	12.3%
Percent of revenues	18.4%	20.2%		(1.9)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and advertising costs. SG&A in fiscal 2022 increased from fiscal 2021 largely due to an increase in the number of sales and administrative employees, from 484 employees in fiscal 2021 to 506 employees in fiscal 2022. Fiscal 2022 also incurred additional employee travel costs due to the economy opening up and sales personnel visiting customers, vendors, and sales office locations. In fiscal 2022 and fiscal 2021, the Company received federal tax credits related to the Employee Retention Credit (ERC) of $5.3 million and $5.4 million, respectively, which have been offset against SG&A. SG&A as a percentage of revenue in fiscal 2022 decreased from fiscal 2021 primarily due to higher sales growth due to expanding customer base and increased sales to existing customers.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
Other income (expense):	2022	2021	Change	Change
Realized gain (loss) on sales of marketable trading securities	$138	$(890)	$1,028	115.5%
Unrealized gain (loss) on marketable trading securities	(351)	83	(434)	(522.9)%
Interest and other (expense)	(201)	(226)	25	11.1%
Other income (expense), net	$(414)	$(1,033)	$619	59.9%
Other income (expense), net as a percent of revenues	(0.1)%	(0.4)%

Other income (expense) includes income or losses on investments in marketable equity securities of other publicly-held domestic corporations, interest income (expense), and other nonoperating activities. The Company’s investment strategy consists of both long and short positions. The Company experienced net realized and unrealized losses from trading securities of approximately $213,000 and $807,000 in fiscal 2022 and fiscal 2021, respectively. The trading securities losses in fiscal 2022 and fiscal 2021 was primarily due to timing of sale of investments and general market climate of investment positions at year-end.

Interest and other expense decreased by $25,000, which was primarily due to reduced interest expense due to a zero balance held on our line of credit during fiscal 2022.

Income Tax Provision (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
	2022	2021	Change	Change
Provision for income taxes	$7,810	$3,293	$4,517	137.2%
Percent of pre-tax income	26.8%	28.2%		(1.4)%

The provision for income taxes increased by $4,517,000 in fiscal 2022 compared to fiscal 2021, which was primarily a result of higher book income in fiscal 2022 as compared to fiscal 2021. The income tax provision as a percentage of pre-tax income decreased by 1.4% in fiscal 2022 compared to fiscal 2021, which was primarily due to a lower blended state tax rate used in fiscal 2022 and also due to the fiscal 2021 tax provision having a larger return to provision and deferred true ups when comparing to fiscal 2022.

Liquidity and Capital Resources

As of August 31, 2022 and 2021, the Company held approximately $17,386,000 and $4,455,000 of unrestricted cash and cash equivalents, respectively. The Company also held $3,925,000 and $3,741,000 of marketable securities at August 31, 2022 and August 31, 2021, respectively, which could be liquidated, if necessary.

The Company currently has a $15.0 million line of credit agreement with the Bank. On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10.0 million line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options and set the rate at the bank prime rate, but provided that in no event would such interest rate be less than 3.0% per annum. On July 5, 2022, the expiration date of the line of credit under the line of credit agreement was extended to November 5, 2022 and the Company intends to renew the line of credit beyond maturity. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of August 31, 2022 and August 31, 2021 were zero.

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

The Company entered into a new Construction Loan with the Bank to borrow up to $5,000,000 for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6% and entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at August 31, 2022 and 2021). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at August 31, 2022 and August 31, 2021 was $4,584,000 and $4,698,000, respectively.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank that is renewed annually in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

During fiscal 2022, the Company provided $16,866,000 in net cash from its operating activities. The current period cash provided by operating activities was primarily due to net income of $21,308,000 and an increase in trade accounts payable and accrued expenses. This was partially offset by increases in trade accounts receivable and inventory. Increases in accounts payable and accrued expenses is primarily due to increases in inventory.

During fiscal 2021, the Company provided $8,818,000 in net cash from its operating activities. Fiscal 2021 cash provided by operating activities was primarily due to net income of $8,387,000 and an increase in accrued expenses. This was partially offset by increases in trade accounts receivable and prepaid expenses. Increases in accrued expenses was primarily due to increases in accrued bonuses due to higher sales and margin borrowings of $848,000 on the brokerage account.

Cash Flows from Investing Activities

Cash used in investing activities was $2,098,000 for fiscal 2022. This was primarily due to the purchase of equipment for offices and distribution centers and the purchase of marketable securities.

Cash used in investing activities was $7,042,000 for fiscal 2021. This was primarily due to the purchase of marketable securities and a decrease in liability of short sales, which is due to timing of investing activities.

Cash Flows from Financing Activities

Cash used in financing activities for fiscal 2022 was $1,231,000, which was primarily due a reduction in bank overdraft when comparing fiscal 2022 to fiscal 2021.

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

Item 8.  Financial Statements and Supplementary Data

EACO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of EACO Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EACO Corporation (the Company) as of August 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for Employee Retention Credits (Note 7)

Critical Audit Matter Description

The Company applied for Employee Retention Credits (ERCs) as provided for by provision of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  ERCs related to eligible quarterly periods aggregated $5,395,574 and were recorded as reductions of payroll taxes for the year ended August 31, 2022.  As of August 31, 2022, $1,950,006 is reflected in prepaid expenses and other current assets, which is net of amounts received from the Internal Revenue Service (IRS) prior to August 31, 2022.

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

Irvine, California

November 4, 2022

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,	August 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$17,386	$4,455
Restricted cash	10	10
Trade accounts receivable, net	44,637	33,929
Inventory, net	48,808	40,448
Marketable securities, trading	3,925	3,741
Prepaid expenses and other current assets	5,008	6,780
Total current assets	119,774	89,363
Non-current Assets:
Property, equipment and leasehold improvements, net	8,479	8,269
Operating lease right-of-use assets	10,389	11,084
Other assets, net	1,039	1,669
Total assets	$139,681	$110,385
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$21,762	$16,413
Accrued expenses and other current liabilities	15,020	10,964
Current portion of operating lease liabilities	3,375	3,096
Current portion of long-term debt	119	113
Total current liabilities	40,276	30,586
Non-current Liabilities:
Long-term debt	4,465	4,585
Operating lease liabilities	7,192	8,092
Total liabilities	51,933	43,263
Commitments and Contingencies (Notes 6, 8 and 9)
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	174	780
Retained earnings	75,146	53,914
Total shareholders’ equity	87,748	67,122
Total liabilities and shareholders’ equity	$139,681	$110,385

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	August 31,
	2022	2021
Revenues	$292,562	$237,962
Cost of revenues	209,060	177,177
Gross margin	83,502	60,785
Operating expenses:
Selling, general and administrative expenses	53,970	48,072
Income from operations	29,532	12,713

Other income (expense):
Net loss on trading securities	(213)	(807)
Interest and other expense	(201)	(226)
Other income (expense), net	(414)	(1,033)
Income before income taxes	29,118	11,680
Provision for income taxes	7,810	3,293
Net income	21,308	8,387
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$21,232	$8,311

Basic and diluted earnings per common share	$4.37	$1.71
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended
	August 31,
	2022	2021
Net income	$21,308	$8,387
Other comprehensive income, net of tax
Foreign currency translation loss	(606)	(8)
Total comprehensive income	$20,702	$8,379

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2022 and 2021

(in thousands, except share information)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2020	36,000	$1	4,861,590	$49	$12,378	$788	$45,603	$58,819
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	8,387	8,387
Balance, August 31, 2021	36,000	$1	4,861,590	$49	$12,378	$780	$53,914	$67,122
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(606)	—	(606)
Net income	—	—	—	—	—	—	21,308	21,308
Balance, August 31, 2022	36,000	$1	4,861,590	$49	$12,378	$174	$75,146	$87,748

See accompanying notes to consolidated financial statements

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2022	2021
Operating activities:
Net income	$21,308	$8,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,491	1,525
Bad debt expense	38	89
Unrealized loss on trading securities	351	807
Deferred tax provision	333	—
Increase (decrease) in cash flow from change in:
Trade accounts receivable	(10,746)	(4,351)
Inventory	(8,360)	(903)
Prepaid expenses and other assets	2,069	(1,950)
Operating lease right-of-use assets	695	1,735
Trade accounts payable	6,390	901
Accrued expenses and other current liabilities	4,056	4,332
Operating lease liabilities	(621)	(1,754)
Net cash provided by operating activities	17,004	8,818
Investing activities:
Additions to property, equipment, and leasehold improvements	(1,701)	(946)
Sale of marketable securities, trading	(535)	(3,180)
Net change in liabilities for short sales of trading securities	—	(2,906)
Net cash used in by investing activities	(2,236)	(7,032)
Financing activities:
Payments on revolving credit facility, net	—	(5,100)
Repayments on long-term debt	(114)	(109)
Preferred stock dividend	(76)	(76)
Bank overdraft	(1,041)	(1,023)
Net cash used in by financing activities	(1,231)	(6,308)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(606)	(8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,931	(4,530)
Cash, cash equivalents, and restricted cash - beginning of period	4,465	8,995
Cash, cash equivalents, and restricted cash - end of period	$17,396	$4,465
Supplemental disclosures of cash flow information:
Cash paid for interest	$205	$227
Cash paid for income taxes	$3,222	$2,780

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022 and 2021

Note 1. Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and 1 sales office in Asia. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was approximately $ 164,000 and $161,000 at August 31, 2022 and 2021, respectively.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items approximating $1,697,000 and $1,578,000 at August 31, 2022 and 2021, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Impairment of Long Lived Assets

The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value. There was no impairment as of August 31, 2022 and 2021.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of August 31, 2022 and 2021, the Company’s total obligation for securities sold, but not yet purchased was approximately zero. Restricted cash to collateralize the Company’s obligations for short sales was zero at August 31, 2022 and 2021.

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

The Company’s performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products. Revenue is recognized net of returns and any taxes collected from customers. We offer industry standard contractual terms in our purchase orders.

Freight revenue associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for fiscal 2022 and fiscal 2021.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of DTAs and DTLs for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would not be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTAs through recognizing a valuation allowance, which would increase the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of revenues and were approximately $5,225,000 and $4,281,000 for the years ended August 31, 2022 and 2021, respectively.

Advertising Costs

Advertising costs are expensed as incurred. For fiscal 2022 and fiscal 2021, the Company spent approximately $427,000 and $415,000 respectively, on advertising.

Operating Leases

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

Many leases include one or more options to renew the contract. Therefore, renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain to be exercised. The Company regularly evaluates the renewal options each reporting period and when they are reasonably certain to be exercised, management will include the lease renewal period in our contractual term when estimating the ROU assets and related liabilities.

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of August 31, 2022, the Company has right of use assets of approximately $10.4 million and lease liabilities of approximately $10.6 million recorded in the consolidated balance sheet.

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2022 and 2021 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at August 31, 2022 and 2021. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2022 and 2021 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars at August 31, 2022 and 2021 was $0.77 and $0.79, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the years ended August 31, 2022 and 2021. The average exchange rates for the years ended August 31, 2022 and 2021 was $0.79 for both periods. The percentage of total assets held outside the United States, in Canada, was 3% as of August 31, 2022 and 2021. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

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

Net sales to customers outside the United States and related trade accounts receivable were approximately 12% and 13%, respectively, at August 31, 2022, and 11% and 13%, respectively at August 31, 2021. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2022 or 2021.

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended August 31,
	2022	2021
U.S.	88.2%	89.4%
Asia	5.7%	5.1%
Canada	3.2%	3.2%
Other	2.9%	2.3%
Total	100%	100%

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

During the years ended August 31, 2022 and 2021, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

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

Note 3. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are summarized as follows:

	August 31,
	2022	2021
Held for use:
Machinery and equipment	$10,759,000	$10,482,000
Furniture and fixtures	3,016,000	2,645,000
Vehicles	137,000	137,000
Leasehold improvements	7,405,000	6,743,000
Construction in progress	497,000	104,000
Total held for use	21,814,000	20,111,000
Less: accumulated depreciation and amortization	(13,335,000)	(11,842,000)
Total property, equipment, and leasehold improvements held for use, net	$8,479,000	$8,269,000

In September 2019, Bisco entered into Commercial Lease Agreement with the Trust (the “Hunter Lease”), pursuant to which Bisco leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). During fiscal 2019, the Company started construction of leasehold improvements on the Hunter Property to house its new corporate headquarters, which was financed by the Construction Loan from the Bank. See Note 4. As of August 31, 2022, construction in progress included solar power roof installation on Hunter Property and other minor leasehold improvements awaiting city permits for completion.

For the years ended August 31, 2022 and 2021, depreciation and amortization expense was $1,491,000 and $1,525,000, respectively.

Note 4. Debt

The Company currently has a $15.0 million line of credit agreement with the Bank. On December 4, 2019, the Company entered into the Amendment, which modified the Company’s $10.0 million line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.0% per annum. On July 5, 2022, the expiration date of the line of credit under the line of credit agreement was extended from July 5, 2022 to November 5, 2022 and the Company intends to renew the line of credit beyond maturity. The amounts outstanding under this line of credit as of August 31, 2022 and August 31, 2021 are currently all under the bank prime index rate. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of August 31, 2022 and August 31, 2021 was zero.

The Company also entered into the Construction Loan for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at August 31, 2022 and August 31, 2021). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at August 31, 2022 and August 31, 2021 was $4,584,000 and $4,698,000, respectively.

The Company has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5. Shareholders’ Equity

Earnings Per Common Share (“EPS”)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	Years Ended August 31,
(In thousands, except per share information)	2022	2021
EPS – basic and diluted:
Net income	$21,308	$8,387
Less: cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders for basic and diluted EPS computation	$21,232	$8,311
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings per common share – basic and diluted	$4.37	$1.71

For the years ended August 31, 2022 and 2021, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

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

Note 6. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) plan”) for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under the 401(k) plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 6% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $638,000 and $479,000 for the years ended August 31, 2022 and 2021, respectively.

Note 7. Income Taxes

The following summarizes the Company’s provision for income taxes on income from operations:

	Years Ended August 31,
	2022	2021
Current:
Federal	$5,547,000	$2,489,000
State	1,608,000	868,000
Foreign	322,000	(62,000)
	7,477,000	3,295,000
Deferred:
Federal	63,000	(2,000)
State	270,000	—
Foreign	—	—
	333,000	(2,000)
Total	$7,810,000	$3,293,000

Income taxes for the years ended August 31, 2022 and 2021 differ from the amounts computed by applying the federal blended and statutory corporate rates of 21% for both 2022 and 2021 to the pre-tax income. The differences are reconciled as follows:

	Years Ended August 31,
	2022	2021
Current:
Expected income tax provision at statutory rate	21.0%	21.0%
Increase (decrease) in taxes due to:
State tax, net of federal benefit	4.4%	4.6%
Permanent differences	0.1%	(0.3)%
Other, net	1.3%	2.9%
Income tax expense	26.8%	28.2%

The components of deferred taxes at August 31, 2022 and 2021 are summarized below:

	August 31,
Deferred tax assets (liabilities):	2022	2021
Net operating loss	$174,000	$357,000
Accruals and reserves	1,148,000	1,401,000
Income tax credits	1,000	1,000
Capital loss	40,000	49,000
Lease liability	2,789,000	2,968,000
Property and equipment, net	(958,000)	(957,000)
Operating lease, right-of-use assets	(2,742,000)	(2,941,000)
Unrealized gains/losses	85,000	(7,000)
	537,000	871,000
Valuation allowance	––	—
Total deferred tax assets, net	$537,000	871,000

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTA. On the basis of this evaluation, as of August 31, 2022, no valuation allowance has been recorded.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides tax relief and tax incentives to business, including provisions relating to net operating loss carryback, refundable payroll tax credits, OASDI payroll tax deferral, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company did not apply for SBA Paycheck Protection Program loan based on the advice of its legal counsel due to stable cash flow and available cash from the Company’s line of credits. The Company has taken advantage of the Employee Retention Credit (ERC), which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2022. Eligible employers can get immediate access to the credit by reducing employment tax deposits they are otherwise required to make. The amount of the refundable tax credit for fiscal year 2022 and 2021 is $5.3 million and $5.4 million, respectively, and the ERC was applied against and reduced the payroll tax expense included in SG&A.

We are subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2022, we are no longer subject to U.S. federal, state, local, Canadian examinations by tax authorities for years before 2018.

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

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2023	$3,075,000
2024	2,494,000
2025	1,580,000
2026	1,334,000
2027	1,283,000
Thereafter	1,991,000
$11,757,000

Rental expense for all operating leases for the years ended August 31, 2022 and 2021 was approximately $3,552,000 and $3,285,000, respectively.

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

During fiscal 2022 and fiscal 2021, the Company paid approximately $1,134,000 and $1,106,000, respectively, of rent related to all leases with the Trust.

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

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2022 and 2021:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
August 31, 2022
Marketable securities	$3,925,000	—	—	$3,925,000

August 31, 2021
Marketable securities	$3,741,000	—	—	$3,741,000

Note 11. Subsequent Events

Management has evaluated events subsequent to August 31, 2022, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Financial Executive, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Financial Executive has concluded that the Company’s controls and procedures were not effective as of August 31, 2022, due to a material weakness related to the Company’s internal controls over the financial statement closing process

(b)  Management’s annual report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management, with the participation of its Chief Financial Executive, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting has a material weakness as of August 31, 2022, related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements.

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

(c) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of August 31, 2022, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that such individual should serve on the Board.

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

William L. Means, age 79, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of EACO since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Stephen Catanzaro, age 69, currently has an accounting and tax practice. Prior to that, Mr. Catanzaro served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, from April 2004 until May 2018. He also served as the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco from September 1992 to March 2002. Mr. Catanzaro has served as a director of EACO since 1999. He holds a B.S. degree in Accounting from Lehman College of The City University of New York and an M.B.A. degree from Golden Gate University. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee. Mr. Catanzaro serves as the Company’s audit committee chair.

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

Michael Narikawa, age 41, has served as the Chief Financial Executive and the Principal Accounting Officer of EACO and Bisco since May 2014. Prior to his promotion as Chief Financial Executive, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

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

Board Meetings and Committees

In accordance with the Bylaws of EACO, which empower the Board to appoint such committees as it deems necessary and appropriate, the Board has established an Audit Committee and an Executive Compensation Committee (the “Compensation Committee”). During the fiscal 2022, the Board of Directors and the various committees of the Board held the following number of meetings: Board of Directors – 2; Audit Committee – 2; and Compensation Committee. During fiscal 2022, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of any committees of the Board held while he was serving on the Board or such committee.

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

The officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Chief Financial Executive and Principal Accounting Officer. Due to the nature of EACO’s operations and related consolidated financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary, and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2021 or fiscal 2020. However, both of them receive compensation from Bisco for their services provided to Bisco.

All compensation for the named executive officers for fiscal 2022 and fiscal 2021 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Mr. Ceiley has received quarterly cash dividends in the amount of $19,125 on his shares of preferred stock of EACO.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2022 and fiscal 2021 by (i) our Chief Executive Officer, and (ii) the two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2022 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

	Fiscal				All Other
Name and Principal Position	Year	Salary		Bonus	Compensation		Total
Glen F. Ceiley	2022	$188,000	(1)	$4,338	$5,860	(2)	$198,198
Chief Executive Officer and Chairman of the Board of EACO and Bisco	2021	224,000	(1)	4,338	3,847	(2)	232,185
Donald S. Wagner	2022	262,310		368,025	15,732	(3)	646,067
President and Chief Operating Officer of Bisco	2021	262,310		61,365	12,421	(3)	336,096
Zachary Ceiley	2022	191,607		332,754	13,842	(3)	538,203
Executive Vice President of Bisco	2021	191,607		56,726	11,522	(3)	259,855
(1)	Includes $18,200 consulting fees payable to Glen Ceiley’s spouse, Barbara Ceiley, in each of fiscal 2022 and fiscal 2021.
(2)	Consists of the Company’s matching contribution for Mr. G. Ceiley pursuant to the Company’s Section 401(k) plan.
(3)	Includes (i) auto allowance of $6,696 payable to each of Messrs. Z. Ceiley and Wagner in fiscal 2022 and fiscal 2021; (ii) Section 401(k) matching contributions of $7,145 and $4,826 payable to Mr. Z. Ceiley in fiscal 2022 and fiscal 2021, respectively; and (iii) Section 401(k) matching contributions of $9,036 and $5,725 payable to Mr. Wagner in each of fiscal 2022 and fiscal 2021, respectively.

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2022 to any named executive officer, and no outstanding equity awards were held by the named executive officers at August 31, 2022.

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

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2022. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

	Fees Earned or
Director	Paid in Cash	Total
Stephen Catanzaro	$13,600	$13,600
William Means	13,200	13,200

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of October 31, 2022 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of	Shares of Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)
Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,702,813	95.9%
Jay Conzen	—	—
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	—	—
Michael Narikawa	—	—
All executive officers and directors as a group (7 persons)(3)	4,703,135	95.9%

* Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 5065 East Hunter Ave, Anaheim, California 92807.

(2)	Based on 4,861,590 shares of common stock outstanding as of November 4, 2022.

(3)

Includes (i) 4,662,813 shares of common stock held by the Trust; (ii) 40,000 shares of common stock issuable upon conversion of the 36,000 shares of Series A cumulative convertible preferred stock held by the Trust (assuming no accrued unpaid dividends).

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

The Company leases the Glendale Heights Property and the Hunter Property under operating lease agreements with the Trust, which is a grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. During fiscal 2022 and fiscal 2021, the Company paid approximately $1,134,000 and $1,106,000, respectively, of rent related to these leases.

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

Item 14.  Principal Accounting Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2022 and fiscal 2021, the Audit Committee pre-approved all services performed for the Company by the auditor.

Principal Accountant Fees

On February 16, 2022, the Audit Committee of the Company approved the engagement of Haskell & White LLP (“Haskell”) to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ended August 31, 2021 and fiscal year ended August 31, 2022, effective as of February 17, 2022 and August 10, 2022, respectively. On February 16, 2022, the Audit Committee dismissed Baker Tilly US, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm, effective as of February 17, 2022.

During fiscal 2022 and fiscal 2021, the Company paid Baker Tilly $252,000 and $117,000, respectively, for audit fees. During fiscal 2022, the Company paid Haskell $225,000 in audit fees.

Audit Fees

Audit fees consist of fees billed for professional services rendered in connection with the audit of the financial statements included in the Company’s annual reports on Form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2022 and 2021 and for other regulatory filings for such fiscal years.

Other Fees

There were no other fees billed by Baker Tilly or Haskell during fiscal 2022 or fiscal 2021.

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

Number	Exhibit

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

November 4, 2022	EACO Corporation

/s/ Glen F. Ceiley
By: Glen F. Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/4/2022
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Chief Financial Executive (principal accounting officer)	11/4/2022
Michael Narikawa

/s/ Steve Catanzaro	Director	11/4/2022
Steve Catanzaro

/s/ William Means	Director	11/4/2022
William Means