Form 10-Q
period 2022-11-30
EACO CORP
filed 2023-01-11
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022, or

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

Yes ☐   No ☒

As of January 9, 2023, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended
	November 30,
	2022	2021
Net sales	$76,319	$63,822
Cost of sales	54,656	45,644
Gross margin	21,663	18,178
Operating expenses:
Selling, general and administrative expenses	15,685	8,895
Income from operations	5,978	9,283

Other income (expense):
Net gain (loss) on trading securities	442	(56)
Interest and other expense, net	(48)	(52)
Other income (expense), net	394	(108)
Income before income taxes	6,372	9,175
Provision for income taxes	1,661	2,389
Net income	4,711	6,786
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$4,692	$6,767
Basic and diluted earnings per common share:	$0.97	$1.39
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2022	2021
Net income	$4,711	$6,786
Other comprehensive (loss), net of tax:
Foreign translation (loss)	(86)	(480)
Total comprehensive income	$4,625	$6,306

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$14,021	$17,386
Restricted cash	10	10
Trade accounts receivable, net	40,335	44,637
Inventory, net	53,055	48,808
Marketable securities, trading	10,655	3,925
Prepaid expenses and other current assets	5,198	5,008
Total current assets	123,274	119,774
Non-current Assets:
Property, equipment and leasehold improvements, net	8,206	8,479
Operating lease right-of-use assets	10,645	10,389
Other assets, net	1,121	1,039
Total assets	$143,246	$139,681
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$21,246	$21,762
Accrued expenses and other current liabilities	14,252	15,020
Current portion of operating lease liabilities	3,554	3,375
Current portion of long-term debt	120	119
Total current liabilities	39,172	40,276
Non-current Liabilities:
Long-term debt	4,435	4,465
Operating lease liabilities	7,285	7,192
Total liabilities	50,892	51,933
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	88	174
Retained earnings	79,838	75,146
Total shareholders’ equity	92,354	87,748
Total liabilities and shareholders’ equity	$143,246	$139,681

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance, August 31, 2022	36,000	$1	4,861,590	$49	$12,378	$174	$75,146	$87,748
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(86)	—	(86)
Net income	—	—	—	—	—	—	4,711	4,711
Balance, November 30, 2022	36,000	$1	4,861,590	$49	$12,378	$88	$79,838	$92,354
Balance, August 31, 2021	36,000	$1	4,861,590	$49	$12,378	$780	$53,914	$58,819
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(480)	—	(480)
Net income	—	—	—	—	—	—	6,786	6,786
Balance, November 30, 2021	36,000	$1	4,861,590	$49	$12,378	$300	$60,681	$73,409

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2022	2021
Operating activities:
Net income	$4,711	$6,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359	382
Bad debt expense	2	9
Net unrealized (gain) loss on trading securities	(487)	56
Increase (decrease) in cash from changes in
Trade accounts receivable	4,300	(248)
Inventory	(4,247)	(2,094)
Prepaid expenses and other assets	(272)	(4,350)
Operating lease right-of-use assets	(256)	(220)
Trade accounts payable	(407)	1,642
Accrued expenses and other current liabilities	(768)	744
Right of use liabilities	272	240
Net cash provided by operating activities	3,207	2,947
Investing activities:
Additions to property, equipment, and leasehold improvements	(86)	(286)
(Purchase) proceeds from sale of marketable securities, trading	(6,243)	1
Net cash used in investing activities	(6,329)	(285)
Financing activities:
Payments on long-term debt	(29)	(27)
Preferred stock dividend	(19)	(19)
Bank overdraft	(109)	(1,008)
Net cash used in financing activities	(157)	(1,054)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(86)	(480)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,365)	1,128
Cash, cash equivalents, and restricted cash - beginning of period	17,396	4,465
Cash, cash equivalents, and restricted cash - end of period	$14,031	$5,593
Supplemental disclosures of cash flow information:
Cash paid for interest	$51	$52
Cash paid for income taxes	$—	$17

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2022 (“fiscal 2022”). The condensed consolidated balance sheet as of August 31, 2022 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2022. Operating results for the three months ended November 30, 2022 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $154,000 and $164,000 at November 30, 2022 and August 31, 2022.

Inventories, Net

Inventories consist primarily of electronic fasteners and components and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items, which is approximately $1,721,000 and $1,697,000 at November 30, 2022 and August 31, 2022, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of November 30, 2022 and August 31, 2022, the Company’s total obligation for securities sold, but not yet purchased was zero. Restricted cash to collateralize the Company’s obligations for short sales was zero at November 30, 2022 and August 31, 2022.

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

The Company provides for tax contingencies, if any, for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing. Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

Revenue Recognition

The Company derivess its revenue primarily from product sales. Revenue recognition is determined through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, performance obligations are satisfied.

The Company’s performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products upon shipment to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products. Revenue is recognized net of returns and any taxes collected from customers. The Company offers industry standard contractual terms in its purchase orders.

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

Many of the Company’s leases include both lease (such as fixed payment amounts including rent, taxes, and insurance costs) and non-lease components (such as common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases.

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

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of November 30, 2022, the Company has right of use assets of approximately $10.6 million and lease liabilities of approximately $10.8 million recorded in the consolidated balance sheet.

Earnings Per Common Share

Basic earnings per common share for the 3 months ended November 30, 2022 and 2021 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at November 30, 2022 and 2021. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the quarters ended November 30, 2022 and 2021 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars on November 30, 2022 and 2021 was $0.74 and $0.79, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the three months ended November 30, 2022 and 2021. The average exchange rates for the three months ended November 30, 2022 and 2021 were $0.74 and $0.80, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 13% and 10% of revenues for the three months ended November 30, 2022 and 2021, respectively, and related accounts receivable were approximately 11% and 13% of total accounts receivable for November 30, 2022 and 2021, respectively. Sales to customers in Canada accounted for approximately 24% and 33% of such international sales for the three months ended November 30, 2022 and 2021, respectively. Sales to customers located within Asia accounted for approximately 48% and 45% of such international sales for the three months ended November 30, 2022 and 2021, respectively.

No single customer accounted for more than 10% of revenues and accounts receivable for the three months ended November 30, 2022 and 2021.

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

Note 3. Accrued Liabilities

The Company’s accrued liabilities as of November 30, 2022 and August 31, 2022 are summarized as follows (in thousands):

	November 30,	August 31,
	2022	2022
Accrued expenses and other current liabilities

Accrued accounts payable	$1,276	$1,271
Accrued compensation and payroll	3,848	6,590
Accrued taxes	9,128	7,159
Total Accrued expenses and other current liabilities	$14,252	$15,020

Note 4.    Debt

The Company currently has a $15,000,000 line of credit agreement with Citizens Business Bank (“the Bank”). During Q1 2023, the Company entered into a Change in Terms Agreement dated November 5, 2022 with the Bank (the “Amendment”), which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024.

The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of November 30, 2022 and August 31, 2022 were zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2022 and August 31, 2022, the Company was in compliance with all such covenants.

The Company also entered into a new Loan Agreement with the Bank to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at its new corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provided that the Company could only request advances through July 15, 2020, and thereafter, the Construction Loan converted to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan was converted to a term loan in the amount of $4,807,000. Interest on the Construction Loan is payable monthly (4.35% per annum at both November 30, 2022 and August 31, 2022). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at November 30, 2022 and August 31, 2022 was $4,555,000 and $4,584,000, respectively.

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

Note 5.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended
	November 30,
	2022	2021
(In thousands, except share and per share amounts)
EPS:
Net income	$4,711	$6,786
Less: accrued preferred stock dividends	(19)	(19)
Net income available for common shareholders	$4,692	$6,767

Earnings per common share – basic and diluted	$0.97	$1.39

For the three months ended November 30, 2022 and 2021, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been included in the computation of diluted earnings per share, which had no effect on basic earnings per share.

Note 6.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Glen F. Ceiley and Barbara A.Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the three months ended November 30, 2022 and 2021, the Company incurred expense related to the Glendale Lease of approximately $76,000 and $75,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s new corporate headquarters. The Company completed its move to the new headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. During the three months ended November 30, 2022 and 2021, the Company incurred expense related to the Hunter Lease of approximately $214,000 and $209,000, respectively.

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

Management is continuing to examine additional impacts that the CARES Act may have on the Company’s U.S. business, and other operations impacted by COVID-19. The effects and ultimate results of that evaluation, if any, could result in temporary book-to-tax timing differences (i.e., no effective tax rate impact) for income tax purposes.

During the three months ended November 30, 2022 and 2021, the Company recorded an income tax provision of $1,661,000 and $2,389,000, respectively, resulting in an effective tax rate of 26.1% and 26.0%, respectively. The provision for income taxes decreased by $728,000 in the three month period ended November 30, 2022 over the prior year period due to lower pre-tax income in the current period over the prior year period. The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three months ended November 30, 2022, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2022, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next nine months that would materially impact its consolidated financial statements.

The Company’s tax years for 2019, 2020 and 2021 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2018.

Note 8.    Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject the Company to damages or equitable remedies, and divert management and key personnel from core business operations. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Note 9.    Subsequent Events

Management has evaluated events subsequent to November 30, 2022, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended November 30, 2022.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2022 and 2021

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2022	2021	Change	Change
Net sales	$76,319	$63,822	$12,497	19.6%
Cost of sales	54,656	45,644	9,012	19.7%
Gross margin	$21,663	$18,178	$3,485	19.2%
Gross margin as a percent of revenues	28.3%	28.5%		(0.2)%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers.

The increase in net sales and gross margins in the three months ended November 30, 2022 (“Q1 2023”) as compared to the three months ended November 30, 2021 (“Q1 2022”) was largely due to higher demand for products and favorable economic conditions in the current period. Further, the increase in net sales is due to the Company increasing their sales headcount by 25 employees or 7% over the prior year period.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2022	2021	Change	Change
Selling, general and administrative expenses	$15,685	$8,895	$6,790	76.3%
Percent of net sales	20.6%	13.9%		6.7%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q1 2023 increased from Q1 2022 largely due to a decrease in payroll taxes in Q1 2022 as a result of federal tax credits related to the Employee Retention Credit (ERC) of $5.4 million that did not recur in Q1 2023. Further, the increase is also due to an increase in the number of sales and administrative employees, from 493 employees in Q1 2022 to 520 employees in Q1 2022. SG&A as a percent of revenue in Q1 2023 increased from Q1 2022 primarily due to the ERC recognized in the prior year period and increased employee headcount in Q1 2023.

Other (Expense), Net ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2022	2021	Change	Change
Other income (expense):
Net gain (loss) on trading securities	$442	$(56)	$498	889.3%
Interest and other expense, net	(48)	(52)	4	7.7%
Other Income (expense), net	$394	$(108)	$502	464.8%
Percent of net sales	0.5%	(0.2)%		0.7%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2023, the Company recognized a net gain on trading securities of $442,000 as compared to a net loss of $56,000 in Q1 2022. The change in net trading securities gains in Q1 2023 was primarily due to timing of sales and purchases and general market climate for short and long positions during the period.

Interest and other (expense), net, decreased in Q1 2023 compared to Q1 2022, which was primarily due to a lower interest expense related to the Construction Loan.

Income Tax Provision ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2022	2021	Change	Change
Income tax provision	$1,661	$2,389	$(728)	30.5%
Percent of pre-tax income	26.1%	26.0%		0.1%

The provision for income taxes decreased by $728,000 in Q1 2023 over the prior year period. This decrease was due to lower taxable income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income increased slightly from 26.0% at Q1 2022 to 26.1% at Q1 2023.

Liquidity and Capital Resources

As of November 30, 2022 and August 31, 2022, the Company held approximately $14,021,000 and $17,386,000 of unrestricted cash and cash equivalents, respectively. The Company also held $10,655,000 and $3,925,000 of marketable securities at November 30, 2022 and August 31, 2022, respectively, which could be liquidated, if necessary.

As of November 30, 2022, the Company had an available $15,000,000 line of credit with the Bank. The Company entered into a Change in Terms Agreement dated November 5, 2022 with the Bank (the “Amendment”), which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024. The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2022 and August 31, 2022, the Company was in compliance with all such covenants. The outstanding balance of the line of credit at November 30, 2022 and August 31, 2022 was zero.

The Company entered into a Construction Loan with the Bank to borrow up to $5,000,000 for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6% and entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at November 30, 2022 and August 31, 2022). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at November 30, 2022 and August 31, 2022 was $4,555,000 and $4,584,000, respectively.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

Cash provided by operating activities was $3,207,000 for the three months ended November 30, 2022 as compared with cash provided by operations of $2,947,000 for the three months ended November 30, 2021. Cash provided by operating activities in the current period was primarily due to net income earned in the period and a decrease in the trade accounts receivable balance in the period. This was also adversely impacted to some extent by an increase in inventory purchases for the three months ended November 30, 2022 when compared to the prior year period. The prior period cash provided by operating activities was primarily due to net income earned and an increase in the trade accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $6,329,000 for the three months ended November 30, 2022 as compared with cash used in investing activities of $285,000 for the three months ended November 30, 2021. Cash used in investing activities in the three months ended November 30, 2022 was due to the purchase of marketable securities in the period. Cash provided by investing activities in the prior year period was primarily due to property and equipment purchases in the period.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended November 30, 2022 was $157,000 as compared with cash used in financing activities of $1,054,000 for the three months ended November 30, 2021. The cash used in financing activities for the current period is primarily due to the change in bank overdraft, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash used in financing activities for the prior period is primarily due to a decrease in the bank overdraft balance.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow generated from operations, the Company finances its operations through borrowings under its line of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and capital leases are recorded as liabilities on the consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the Company’s annual report on Form 10-K for the year ended August 31, 2022 as filed with the SEC on November 4, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2022, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2022 because of the material weakness in internal control over financial reporting discussed below.

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

Management concluded that there was a material weakness in the Company’s internal control over financial reporting as of August 31, 2022, related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to the Company’s lease accounts, and certain inventory and accrued liability accounts.

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

On March 11, 2020, the World Health Organization designated the coronavirus (“COVID-19”) as a pandemic. While the Company has not incurred any significant disruptions to its business activities or supply chain to date, the Company has had to temporarily limit its contact to its 51 sales offices to the public, and has limited its employee capacity in each office to keep our employees safe. We have shifted more than half of our sales force to remote operations and have implemented changes to our warehouse and distribution operations to protect our employees. As a result, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our sales. In addition, certain of our customers have closed or reduced their operations during this pandemic, and government restrictions could also further restrict our business and result in supply chain interruptions in the future. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For Q1 2023 and Q1 2022, we spent $101,000 and $67,000 on advertising, respectively.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. During fiscal 2022, the Company opened two new geographical sales location and relocated some existing locations to larger office locations within its original region, including relocating the Company’s headquarters to a larger location, and expanded sales and operating headcount. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of November 30, 2022 was zero, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company entered into a new loan agreement with the Bank for approximately $4.8 million that financed the tenant improvements on the new corporate headquarters. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of November 30, 2022, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

Due to the small amount of public float in our common stock, sales of our common stock by Glen Ceiley could cause the price of our common stock to decline, and the listing of shares of our common stock has been moved from the OTCQB to OTC Pink, which will further limit your ability to sell your shares.

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of November 30, 2022, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock. In addition, we were advised that if we do not increase the amount of $2.0 million freely tradeable public float to at least 5% of our outstanding capital stock we would be moved to the OTC Pink Open Market. During Q2 2021, the Company was downgraded from the QTCQB to the OTC Pink Open Market due to not having at least 5% public float.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None

Item 6.   Exhibits

See Exhibit Index below, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: January 10, 2023	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Chief Financial Executive
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
10.1*	Change In Terms Agreement dated November 5, 2022, between Bisco Industries, Inc. and Citizens Business Bank ($15,000,000 line of credit).
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

*Filed herewith.