Form 10-Q
period 2023-02-28
EACO CORP
filed 2023-04-06
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023, or

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

Yes ☐   No ☒

As of April 5, 2023, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Net sales	$76,925	$66,587	$153,244	$130,409
Cost of sales	54,661	48,462	109,317	94,106
Gross margin	22,264	18,125	43,927	36,303
Operating expenses:
Selling, general and administrative expenses	15,606	13,439	31,291	22,334
Income from operations	6,658	4,686	12,636	13,969

Other income (expense):
Net gain (loss) on trading securities	179	(22)	621	(78)
Interest and other income (expense)	46	(53)	(2)	(105)
Other income (expense), net	225	(75)	619	(183)
Income before income taxes	6,883	4,611	13,255	13,786
Provision for income taxes	1,783	1,204	3,444	3,593
Net income	5,100	3,407	9,811	10,193
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$5,081	$3,388	$9,773	$10,155
Basic and diluted earnings per share:	$1.05	$0.70	$2.01	$2.09
Basic weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Net income	$5,100	$3,407	$9,811	$10,193
Other comprehensive gain (loss), net of tax:
Foreign translation gain (loss)	1	25	(85)	(455)
Total comprehensive income	$5,101	$3,432	$9,726	$9,738

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	February 28,	August 31,
	2023	2022*
ASSETS
Current Assets:
Cash and cash equivalents	$5,324	$17,386
Restricted cash	10	10
Trade accounts receivable, net	41,554	44,637
Inventory, net	53,466	48,808
Marketable securities, trading	21,865	3,925
Prepaid expenses and other current assets	3,255	5,008
Total current assets	125,474	119,774
Non-current Assets:
Property, equipment and leasehold improvements, net	8,162	8,479
Operating lease right-of-use assets	10,660	10,389
Other assets, net	1,436	1,039
Total assets	$145,732	$139,681
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$22,740	$21,762
Accrued expenses and other current liabilities	10,178	15,020
Current portion of operating lease liabilities	3,688	3,375
Current portion of long-term debt	120	119
Total current liabilities	36,726	40,276
Non-current Liabilities:
Long-term debt	4,406	4,465
Operating lease liabilities	7,164	7,192
Total liabilities	48,296	51,933
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	89	174
Retained earnings	84,919	75,146
Total shareholders’ equity	97,436	87,748
Total liabilities and shareholders’ equity	$145,732	$139,681
*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2022 filed with the U.S. Securities and Exchange Commission on November 4, 2022.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
For the three and six months ended February 28, 2023
Balance, August 31, 2022 *	36,000	$1	4,861,590	$49	$12,378	$174	$75,146	$87,748
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(86)	—	(86)
Net income	—	—	—	—	—	—	4,711	4,711
Balance, November 30, 2022	36,000	$1	4,861,590	$49	$12,378	$88	$79,838	$92,354
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	5,100	5,100
Balance, February 28, 2023	36,000	$1	4,861,590	$49	$12,378	$89	$84,919	$97,436

For the three and six months ended February 28, 2022
Balance, August 31, 2021 *	36,000	$1	4,861,590	$49	$12,378	$780	$53,914	$67,122
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(480)	—	(480)
Net income	—	—	—	—	—	—	6,786	6,786
Balance, November 30, 2021	36,000	$1	4,861,590	$49	$12,378	$300	$60,681	$73,409
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	25	—	25
Net income	—	—	—	—	—	—	3,407	3,407
Balance, February 28, 2022	36,000	$1	4,861,590	$49	$12,378	$325	$64,069	$76,822
*

Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2022 and 2021 as filed with the U.S. Securities and Exchange Commission on November 4, 2022 and July 6, 2022, respectively

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 28,
	2023	2022
Operating activities:
Net income	$9,811	$10,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	708	751
Bad debt expense	182	26
Net unrealized (gain) loss on trading securities	(621)	78
Increase (decrease) in cash from changes in:
Trade accounts receivable	2,901	(2,958)
Inventory	(4,658)	(4,276)
Prepaid expenses and other assets	1,356	(1,374)
Operating lease right-of-use assets	(271)	54
Trade accounts payable	1,087	4,404
Accrued expenses and other current liabilities	(4,842)	(2,524)
Operating lease liabilities	285	(19)
Net cash provided by operating activities	5,938	4,355
Investing activities:
Purchase of property, equipment, and leasehold improvements	(391)	(644)
Net purchases of marketable securities, trading	(17,319)	(935)
Net cash (used in) investing activities	(17,710)	(1,579)
Financing activities:
Repayments on long-term debt	(58)	(55)
Preferred stock dividend	(38)	(38)
Net change in bank overdraft	(109)	(1,061)
Net cash (used in) financing activities	(205)	(1,154)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(85)	(455)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,062)	1,167
Cash, cash equivalents, and restricted cash - beginning of period	17,396	4,465
Cash, cash equivalents, and restricted cash - end of period	$5,334	$5,632
Supplemental disclosures of cash flow information:
Cash paid for interest	$102	$105
Cash paid for income taxes	$7,544	$3,979

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2022 (“fiscal 2022”). The condensed consolidated balance sheets as of August 31, 2022 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2022. Operating results for the three and six months ended February 28, 2023 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding more than 30 days past due. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $164,000 at February 28, 2023 and August 31, 2022.

Inventories, Net

Inventory consists primarily of electronic fasteners and components and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are net of a provision for slow moving and obsolete items of $1,762,000 and $1,697,000 at February 28, 2023 and August 31, 2022, respectively. The provision is based upon management’s review of inventories on-hand, their expected future utilization and length of time held by the Company.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of February 28, 2023 and August 31, 2022, the Company’s total obligation for securities sold, but not yet purchased was zero. Restricted cash to collateralize the Company’s obligations for short sales was zero as of February 28, 2023 and August 31, 2022.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are measured by comparing the carrying amount to future net cash flows. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair values. There were no impairments during the period.

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

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of February 28, 2023, the Company has right of use assets of approximately $10.7 million and lease liabilities of approximately $10.9 million recorded in the consolidated balance sheets.

Earnings Per Common Share

Basic earnings per common share for the three and six months ended February 28, 2023 and 2022, were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at February 28, 2023 and 2022. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the quarters ended February 28, 2023 and 2022 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods (See Note 5).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars on February 28, 2023 and 2022 was $0.73 and $0.79, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the three months ended February 28, 2023 and 2022. The average exchange rates for the six months ended February 28, 2023 and 2022 were $0.74 and $0.79, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 10% and 11% of revenues for the six months ended February 28, 2023 and 2022, respectively, and related accounts receivable were approximately 11% and 14% of total accounts receivable for February 28, 2023 and 2022, respectively. Sales to customers in Canada accounted for approximately 30% and 29% of such international sales for the six months ended February 28, 2023 and 2022, respectively. Sales to customers located within Asia accounted for approximately 45% and 47% of such international sales for the six months ended February 28, 2023 and 2022, respectively.

No single customer accounted for more than 10% of revenues and accounts receivable for the three and six months ended February 28, 2023 and 2022.

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

Note 3. Accrued Liabilities

The Company’s accrued liabilities as of February 28, 2023 and August 31, 2022 are summarized as follows (in thousands):

	February 28,	August 31,
	2023	2022
Accrued expenses and other current liabilities

Accrued accounts payable	$1,340	$1,271
Accrued compensation and payroll	5,083	6,590
Accrued taxes	3,755	7,159
Total Accrued expenses and other current liabilities	$10,178	$15,020

Note 4.    Debt

The Company currently has a $15,000,000 line of credit agreement with Citizens Business Bank (“the Bank”). During Q1 2023, the Company entered into a Change in Terms Agreement dated November 5, 2022 with the Bank (the “Amendment”), which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024. The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of February 28, 2023 and August 31, 2022 were zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2023 and August 31, 2022, the Company was in compliance with all such covenants.

The Company also entered into a Loan Agreement with the Bank to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at its new corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provided that the Company could only request advances through July 15, 2020, and thereafter, the Construction Loan converted to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan was converted to a term loan in the amount of $4,807,000. Interest on the Construction Loan is payable monthly (4.35% per annum at both February 28, 2023 and August 31, 2022). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at February 28, 2023 and August 31, 2022 was $4,526,000 and $4,584,000, respectively.

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

Note 5.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
(In thousands, except share and per share amounts)
EPS:
Net income	$5,100	$3,407	$9,811	$10,193
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$5,081	$3,388	$9,773	$10,155

Earnings per common share – basic and diluted	$1.05	$0.70	$2.01	$2.09

For the three and six months ended February 28, 2023 and 2022, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 6.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Glen F. Ceiley and Barbara A.Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the six months ended February 28, 2023 and 2022, the Company incurred expense related to the Glendale Lease of approximately $152,000 and $150,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s new corporate headquarters. The Company completed its move to the new headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. During the six months ended February 28, 2023 and 2022, the Company incurred expense related to the Hunter Lease of approximately $428,000 and $418,000, respectively.

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

During the three and six months ended February 28, 2023, the Company recorded an income tax provision of $1,783,000 and $3,444,000 , respectively, resulting in an effective tax rate of 25.9% for both periods. The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and six months ended February 28, 2023, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and six months ended February 28, 2023, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next six months that would materially impact its consolidated financial statements.

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

With respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets. The outbreak has had, and may continue to have, an adverse impact on the Company, as well as the industries that the Company serves, such as the aerospace, electronic parts, and industrial equipment industries. The Company has had to temporarily close its sales offices to the public, and has experienced temporary closures of certain offices from time to time to keep our employees safe. We have had to also temporarily shifted more than half of our sales force to remote operations and have implemented changes to our warehouse and distribution operations to protect our employees. If repercussions of the outbreak are prolonged, it could have a significant adverse impact to the underlying industries of some of the Company’s customers. To date, the Company has incurred disruptions to its business activities and supply chain. Management cannot, at this point, estimate ultimate losses related to the COVID-19 outbreak, if any, and accordingly no adjustments were reflected in the accompanying financial statements related to this matter.

Note 9.    Subsequent Events

Management has evaluated events subsequent to February 28, 2023, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events, which may require adjustment of and/or disclosure in such financial statements.

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

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco. Bisco is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and 1 sales office located in Asia. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended February 28, 2023.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (“ASU Top 606”). This revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We derive our revenue primarily from product sales. We determine revenue recognition in accordance with ASC Topic 606 through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.

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

Inventory

The Company’s inventory reserve provisions are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company. The Company’s methodology for estimating these adjustments to the cost basis is evaluated for factors that could require changes to the cost basis including significant changes in product demand, market conditions, condition of the inventory or net realizable value. If business or economic conditions change, the Company’s estimates and assumptions may be adjusted as deemed appropriate.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2023 and 2022

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2023	2022	Change	Change
Net sales	$76,925	$66,587	$10,338	15.5%
Cost of sales	54,661	48,462	6,199	12.8%
Gross profit	$22,264	$18,125	$4,134	22.8%
Gross profit as a percent of net sales	28.9%	27.2%		1.7%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers.

The increase in revenues in the three months ended February 28, 2023 (“Q2 2023”) as compared to the three months ended February 28, 2022 (“Q2 2022”) was largely due to an increased sales headcount of 32 employees, increasing from 338 sales employees to 370 for Q2 2022 and Q2 2023 respectively. Revenues and gross profit for Q2 2023 has increased when compared to Q2 2022 due to higher inventory stock available and an increased demand for those products.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2023	2022	Change	Change
Selling, general and administrative expenses	$15,606	$13,439	$2,167	16.1%
Percent of net sales	20.3%	20.2%		0.1%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2023 increased from Q2 2022 largely due to increased employee headcount, increasing from 497 employees at Q2 2022 to 525 employees at Q2 2023.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2023	2022	Change	Change
Other income (expense):
Net gain (loss) gain on trading securities	$179	$(22)	$201	913.6%
Interest and other income (expense), net	46	(53)	99	186.8%
Other income (expense), net	$225	$(75)	$300	400.0%
Percent of net sales	0.3%	(0.1)%		0.4%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2023, the Company recognized a net gain on trading securities of $179,000 as compared to a net loss of $22,000 in Q2 2022. The net trading securities gains in Q2 2023 and losses in Q2 2022 was primarily due to timing of sales and purchases and general market climate for short and long positions during the period.

Interest and other income (expense), net, increased in Q2 2023 compared to Q2 2022, which was primarily due to interest earned from treasury bonds purchased during the current fiscal year.

Income Tax Provision ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2023	2022	Change	Change
Income tax provision	$1,783	$1,204	$579	48.1%
Percent of pre-tax income	25.9%	26.1%		(0.2)%

The provision for income taxes increased by $579,000 in Q2 2023 over the prior year period. This increase was primarily due to higher income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income decreased from 26.1% at Q2 2022 to 25.9% at Q2 2023, which was primarily due to the state tax rate mix and permanent book tax differences.

Comparison of the Six Months Ended February 28, 2023 and 2022

Net Sales and Gross Profit ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2023	2022	Change	Change

Net Sales	$153,244	$130,409	$22,835	17.5%
Cost of sales	109,317	94,106	15,211	16.2%
Gross profit	$43,927	$36,303	$7,624	21.0%
Percent of net sales	28.7%	27.8%		0.9%

The increase in revenues and gross margins as a percent of revenues in the six months ended February 28, 2023 as compared to the six months ended February 28, 2022 was largely due to higher demand for products, larger amount of inventory available, and increased sales employee headcount in the current period.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2023	2022	Change	Change

Selling, general and administrative expenses	$31,291	$22,334	$8,957	40.1%
Percent of net sales	20.4%	17.1%		3.3%

SG&A in the six months ended February 28, 2023 increased from the same period in the prior year primarily due to a prior year decrease in payroll taxes as a result of federal tax credits related to the Employee Retention Credit (ERC) of $5.4 million recorded in the first quarter of fiscal year 2022. Further, the increase in the current period is due to a higher employee headcount. SG&A as a percent of revenue in the current period increased from the prior year period primarily due to the ERC and higher payroll expenses.

Other Income (Expense), Net ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2023	2022	Change	Change
Other income (expense):
Net (loss) gain on trading securities	$621	$(78)	$699	896.2%
Interest and other (expense), net	(2)	(105)	103	98.1%
Other income (expense), net	$619	$(183)	$802	438.3%
Percent of net sales	0.4%	(0.1)%		0.5%

During the six months ended February 28, 2023, the Company recognized a net gain on trading securities of $621,000 as compared to a net loss of $78,000 in the same period in the prior year. The net trading securities gains and losses in Q2 2023 and 2022 was primarily due to timing of sales and purchases and general market climate for long positions during the period.

Interest and other income (expense), net, decreased during the six months ended February 28, 2023 compared to the same period in the prior year, which was primarily due to interest earned from treasury bonds purchased in the current fiscal period.

Income Tax Provision ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2023	2022	Change	Change

Income tax provision	$3,444	$3,593	$(149)	4.1%
Percent of pre-tax income	26.0%	26.1%		(0.1)%

The provision for income taxes decreased by $149,000 for the six months ended February 28, 2023 when compared to the prior year period. This decrease was primarily due to lower income in the current quarter as compared to the prior year period.

Liquidity and Capital Resources

As of February 28, 2023 and August 31, 2022, the Company held approximately $5,324,000 and $17,386,000 of unrestricted cash and cash equivalents, respectively. The Company also held $21,865,000 and $3,925,000 of marketable securities at February 28, 2023 and August 31, 2022, respectively, which could be liquidated, if necessary.

As of February 28, 2023, the Company had an available $15,000,000 line of credit with the Bank. The Company entered into a Change in Terms Agreement dated November 5, 2022 with the Bank (the “Amendment”), which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024. The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of February 28, 2023 and August 31, 2022, the Company was in compliance with all such covenants. The outstanding balance of the line of credit at February 28, 2023 and August 31, 2022 was zero.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

Cash provided by operating activities was $5,938,000 for the six months ended February 28, 2023 as compared with cash provided by operations of $4,355,000 for the six months ended February 28, 2022. Cash provided by operating activities in the current period was primarily due to net income earned in the period and a decrease in trade accounts receivable. This was adversely impacted to some extent by an increase in inventory and a decrease in accrued expenses at the six months ended February 28, 2023 when compared to the prior year period. The prior period cash provided by operating activities was primarily due to the net income in that period and an increase in trade accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $17,710,000 for the six months ended February 28, 2023 as compared with cash used in investing activities of $1,579,000 for the six months ended February 28, 2022. Cash used in investing activities in the current period and prior period was primarily due to purchase of marketable securities and equipment in the period. The increase in cash flow from investing activities in the current period compared to the prior year period was primarily due to using excess cash to purchase securities in the current period.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended February 28, 2023 was $205,000 as compared with cash used in financing activities of $1,154,000 for the six months ended February 28, 2022. The cash used in financing activities for the current period is primarily due to a decrease in bank overdraft in the period, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash used in financing activities for the prior period is primarily due to a decrease in the bank overdraft balance.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial position, revenues, results of operations, liquidity or capital expenditures.

Contractual Financial Obligations

In addition to using cash flow generated from operations, the Company finances its operations through borrowings under its line of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements, operating leases, and finance leases are recorded as liabilities on the consolidated balance sheets in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022 as filed with the SEC on November 4, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 28, 2023, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2023 because of the material weakness in internal control over financial reporting discussed below.

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

On March 11, 2020, the World Health Organization designated the coronavirus (“COVID-19”) as a pandemic. While the Company has not incurred any significant disruptions during the current period to its business activities or supply chain to date, the Company in the past has had to temporarily limit its contact to its 51 sales offices to the public, and has limited its employee capacity in each office to keep our employees safe. We have shifted more than half of our sales force to remote operations and have implemented changes to our warehouse and distribution operations to protect our employees. As a result, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our sales. In addition, certain of our customers have closed or reduced their operations during this pandemic, and government restrictions could also further restrict our business and result in supply chain interruptions in the future. While our sales continue to remain strong, we cannot predict how long the pandemic will last or the impact of such pandemic on our financial condition and results of operations.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For the six months ended February 28, 2023 and February 28, 2022, we spent $181,000 and $121,000 on advertising, respectively.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of February 28, 2023 was zero, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company entered into a loan agreement with the Bank for approximately $4.7 million that financed the tenant improvements on the new corporate headquarters. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of February 28, 2023, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

Due to the small amount of public float in our common stock, sales of our common stock by Glen Ceiley could cause the price of our common stock to decline, and the listing of shares of our common stock has been moved from the OTCQB to OTC Pink, which will further limit your ability to sell your shares.

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of February 28, 2023, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock. In addition, we were advised that if we do not increase the amount of $2.0 million freely tradeable public float to at least 5% of our outstanding capital stock we would be moved to the OTC Pink Open Market. During Q2 2021, the Company was downgraded from the QTCQB to the OTC Pink Open Market due to not having at least 5% public float.

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

EACO CORPORATION
(Registrant)

Date: April 6, 2023	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Controller and Chief Financial Executive
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