Form 10-Q
period 2023-05-31
EACO CORP
filed 2023-07-10
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023, or

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

Yes ☐   No ☒

As of July 7, 2023, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2023	2022	2023	2022
Net sales	$80,249	$77,797	$233,493	$208,206
Cost of sales	57,008	56,207	166,325	150,313
Gross margin	23,241	21,590	67,168	57,893
Operating expenses:
Selling, general and administrative expenses	16,277	14,547	47,568	36,881
Income from operations	6,964	7,043	19,600	21,012

Other income (expense):
Net gain on trading securities	163	213	784	135
Interest and other (expense)	(36)	(48)	(38)	(153)
Other income (expense), net	127	165	746	(18)
Income before income taxes	7,091	7,208	20,346	20,994
Provision for income taxes	1,772	1,878	5,216	5,471
Net income	5,319	5,330	15,130	15,523
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)
Net income attributable to common shareholders	$5,300	$5,311	$15,073	$15,466
Basic and diluted earnings per common share:	$1.09	$1.09	$3.10	$3.18
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2023	2022	2023	2022
Net income	$5,319	$5,330	$15,130	$15,523
Other comprehensive gain (loss), net of tax:
Foreign translation gain (loss)	(50)	(43)	(135)	(498)
Total comprehensive income	$5,269	$5,287	$14,995	$15,025

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	May 31,	August 31,
	2023	2022*
ASSETS
Current Assets:
Cash and cash equivalents	$1,348	$17,386
Restricted cash	10	10
Trade accounts receivable, net	40,523	44,637
Inventory, net	56,464	48,808
Marketable securities, trading	28,447	3,925
Prepaid expenses and other current assets	3,755	5,008
Total current assets	130,547	119,774
Non-current Assets:
Property, equipment and leasehold improvements, net	8,073	8,479
Operating lease right-of-use assets	10,390	10,389
Other assets, net	1,141	1,039
Total assets	$150,151	$139,681
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$19,768	$21,762
Accrued expenses and other current liabilities	12,623	15,020
Current portion of operating lease liabilities	3,801	3,375
Current portion of long-term debt	120	119
Total current liabilities	36,312	40,276
Non-current Liabilities:
Long-term debt	4,377	4,465
Operating lease liabilities	6,776	7,192
Total liabilities	47,465	51,933
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	39	174
Retained earnings	90,219	75,146
Total shareholders’ equity	102,686	87,748
Total liabilities and shareholders’ equity	$150,151	$139,681
*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2022 filed with the U.S. Securities and Exchange Commission on November 4, 2022.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
For the three and nine months ended May 31, 2023
Balance, August 31, 2022 *	36,000	$1	4,861,590	$49	$12,378	$174	$75,146	$87,748
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(86)	—	(86)
Net income	—	—	—	—	—	—	4,711	4,711
Balance, November 30, 2022	36,000	$1	4,861,590	$49	$12,378	$88	$79,838	$92,354
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	5,100	5,100
Balance, February 28, 2023	36,000	$1	4,861,590	$49	$12,378	$89	$84,919	$97,436

Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(50)	—	(50)
Net income	—	—	—	—	—	—	5,319	5,319
Balance, May 31, 2023	36,000	$1	4,861,590	$49	$12,378	$39	$90,219	$102,686

For the three and nine months ended May 31, 2022
Balance, August 31, 2021 *	36,000	$1	4,861,590	$49	$12,378	$780	$53,914	$67,122
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(480)	—	(480)
Net income	—	—	—	—	—	—	6,786	6,786
Balance, November 30, 2021	36,000	$1	4,861,590	$49	$12,378	$300	$60,681	$73,409
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	25	—	25
Net income	—	—	—	—	—	—	3,407	3,407
Balance, February 28, 2022	36,000	$1	4,861,590	$49	$12,378	$325	$64,069	$76,822
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(43)	—	(43)
Net income	—	—	—	—	—	—	5,330	5,330
Balance, May 31, 2022	36,000	$1	4,861,590	$49	$12,378	$282	$69,380	$82,090
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

(in thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2023	2022
Operating activities:
Net income	$15,130	$15,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,052	1,122
Bad debt expense	201	54
Net unrealized gain on trading securities	(784)	(135)
Increase (decrease) in cash from changes in:
Trade accounts receivable	3,913	(8,843)
Inventory	(7,656)	(7,045)
Prepaid expenses and other assets	1,151	(462)
Operating lease right-of-use assets	(1)	416
Trade accounts payable	(1,885)	3,959
Accrued expenses and other current liabilities	(2,397)	230
Operating lease liabilities	10	(363)
Net cash provided by operating activities	8,734	4,456
Investing activities:
Purchase of property, equipment, and leasehold improvements	(646)	(827)
Net purchases of marketable securities, trading	(23,738)	(959)
Net cash used in investing activities	(24,384)	(1,786)
Financing activities:
Repayments on long-term debt	(87)	(87)
Preferred stock dividend	(57)	(57)
Net change in bank overdraft	(109)	(1,056)
Net cash (used in) financing activities	(253)	(1,200)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(135)	(498)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,038)	972
Cash, cash equivalents, and restricted cash - beginning of period	17,396	4,465
Cash, cash equivalents, and restricted cash - end of period	$1,358	$5,437
Supplemental disclosures of cash flow information:
Cash paid for interest	$152	$153
Cash paid for income taxes	$7,217	$3,979

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2023

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2022 (“fiscal 2022”). The condensed consolidated balance sheet as of August 31, 2022 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2022. Operating results for the three and nine months ended May 31, 2023 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding if past due more than 30 days. The Company does not charge interest on past due balances. The allowance for doubtful accounts was $151,000 and $164,000 at May 31, 2023 and August 31, 2022, respectively.

Inventories, Net

Inventory consists primarily of electronic fasteners and components, and is stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are reduced by a provision for slow moving and obsolete items of $1,784,000 and $1,697,000 at May 31, 2023 and August 31, 2022, respectively. The provision is based upon management’s review of inventories on-hand, their expected future utilization and length of time held by the Company.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of May 31, 2023 and August 31, 2022, the Company’s total obligation for securities sold, but not yet purchased was zero. Restricted cash to collateralize the Company’s obligations for short sales was zero at May 31, 2023 and August 31, 2022.

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

Operating Leases

The Company determines if a contractual arrangement contains a lease, for accounting purposes, at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, the current and long term portions of operating lease liabilities, in the accompanying consolidated balance sheets.

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

Many leases include one or more options to renew the contract. Therefore, renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain to be exercised. If there are extension options in the lease at inception, management evaluates the likelihood of renewing the lease and that analysis affects the determination of the lease term for calculating the lease liability.

Since most of the Company’s leases do not provide an implicit borrowing rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of May 31, 2023, the Company has right of use assets of approximately $10.4 million and lease liabilities of approximately $10.6 million recorded in the consolidated balance sheets.

Earnings Per Common Share

Basic earnings per common share for the three and nine months ended May 31, 2023 and 2022, were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at May 31, 2023 and 2022. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the quarters ended May 31, 2023 and 2022 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods (See Note 5).

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars on May 31, 2023 and 2022 was $0.74 and $0.79, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the three months ended May 31, 2023 and 2022. The average exchange rates for the nine months ended May 31, 2023 and 2022 were $0.74 and $0.79, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 10% and 12% of revenues for the nine months ended May 31, 2023 and 2022, respectively, and related accounts receivable were approximately 11% and 15% of total accounts receivable for May 31, 2023 and 2022, respectively. Sales to customers in Canada accounted for approximately 31% of such international sales for the nine months ended May 31, 2023 and 2022. Sales to customers located within Asia accounted for approximately 45% and 47% of such international sales for the nine months ended May 31, 2023 and 2022, respectively.

No single customer accounted for more than 10% of revenues and accounts receivable for the three or nine months ended May 31, 2023 and 2022.

Significant Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In November 2019, the FASB deferred the effective dates of the new credit losses standard for all entities except SEC filers that are not smaller reporting companies to fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. The provisions of this standard will be first applied in our financial statements for the fiscal year beginning September 1, 2023. Management is currently evaluating this statement and its impact on its results of operations or financial position.

Note 3.    Accrued Liabilities

The Company’s accrued liabilities as of May 31, 2023 and August 31, 2022 are summarized as follows (in thousands):

	May 31,	August 31,
	2023	2022
Accrued expenses and other current liabilities

Accrued accounts payable	$1,658	$1,271
Accrued compensation and payroll	5,790	6,590
Accrued taxes	5,175	7,159
Total Accrued expenses and other current liabilities	$12,623	$15,020

Note 4.    Debt

The Company currently has a $15,000,000 line of credit agreement with Citizens Business Bank (“the Bank”). During Q1 2023, the Company entered into a Change in Terms Agreement dated November 5, 2022 with the Bank (the “Amendment”), which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024. The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of May 31, 2023 and August 31, 2022 were zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2023 and August 31, 2022, the Company was in compliance with all such covenants.

The Company also entered into a Loan Agreement with the Bank to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at its new corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provided that the Company could only request advances through July 15, 2020, and thereafter, the Construction Loan converted to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan was converted to a term loan in the amount of $4,807,000. Interest on the Construction Loan is payable monthly (4.35% per annum at both May 31, 2023 and August 31, 2022). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at May 31, 2023 and August 31, 2022 was $4,497,000 and $4,584,000, respectively.

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

Note 5.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2023	2022	2023	2022
(In thousands, except share and per share amounts)
EPS:
Net income	$5,319	$5,330	$15,130	$15,523
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$5,300	$5,311	$15,073	$15,466

Earnings per common share – basic and diluted	$1.09	$1.09	$3.10	$3.18

For the three and nine months ended May 31, 2023 and 2022, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 6.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Glen F. Ceiley and Barbara A.Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the nine months ended May 31, 2023 and 2022, the Company incurred expense related to the Glendale Lease of approximately $229,000 and $225,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. During the nine months ended May 31, 2023 and 2022, the Company incurred expense related to the Hunter Lease of approximately $643,000 and $627,000, respectively.

Note 7.    Income Taxes

During the three and nine months ended May 31, 2023, the Company recorded an income tax provision of $1,772,000 and $5,216,000, respectively, resulting in an effective tax rate of 25% and 25.6%, respectively. During the three and nine months ended May 31, 2022, the Company recorded an income tax provision of $1,878,000 and $5,471,000, respectively, resulting in an effective tax rate of 26.1%. The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three and nine months ended May 31, 2023, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three and nine months ended May 31, 2023, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next three months that would materially impact its consolidated financial statements.

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

Note 9.    Subsequent Events

Management has evaluated events subsequent to May 31, 2023, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including, adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in costs and overhead, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and good relationships with suppliers, the willingness of lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

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

Within the context of these critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended May 31, 2023.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2023 and 2022

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2023	2022	Change	Change
Net sales	$80,249	$77,797	$2,452	3.2%
Cost of sales	57,008	56,207	801	1.4%
Gross margin	$23,241	$21,590	$1,651	7.6%
Gross margin as a percent of net sales	29.0%	27.8%		1.2%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers.

The increase in revenues in the three months ended May 31, 2023 (“Q3 2023”) as compared to the three months ended May 31, 2022 (“Q3 2022”) was largely due to an increased sales headcount of 38 employees, increasing from 310 sales employees to 348 for Q3 2022 and Q3 2023, respectively. Our experience shows that increasing sales headcount leads to the addition of new customers and the ability to sell more products to existing customers. Revenues and gross profit for Q3 2023 have increased when compared to Q3 2022 primarily due to developing better relationships with vendors and customers and also higher inventory stock available and an increased demand for those products.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2023	2022	Change	Change
Selling, general and administrative expenses	$16,277	$14,547	$1,730	11.9%
Percent of net sales	20.3%	18.7%		1.6%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q3 2023 increased from Q3 2022 largely due to increased sales and administrative headcount, an increase from 506 at Q3 2022 to 557 at Q3 2023. Increase in SG&A is also due to an increased travel by sales employees for meetings and conferences, which had been curtailed in prior periods due to the Covid-19 pandemic. SG&A as a percent of revenue in Q3 2022 increased from Q3 2022 by 1.6%, primarily due to sharp increases in employee headcount and less productivity from newly hired employees.

Other (Expense), Net ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2023	2022	Change	Change
Other income (expense):
Net gain on trading securities	$163	$213	$(50)	(23.5)%
Interest and other expense, net	(36)	(48)	12	25.0%
Other income, net	$127	$165	$(38)	(23.0)%
Percent of net sales	0.2%	0.2%		—%

Other (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long positions, as well as utilizing options designed to improve returns. During Q3 2023, the Company recognized a net gain on trading securities of $163,000 as compared to a net gain of $213,000 in Q3 2022. The net trading securities gain in Q3 2023 was primarily due cash dividends and timing of sales and general market climate for long positions during the period.

Interest and other (expense), net, decreased by $12,000 in Q3 2023 compared to Q3 2022, which was primarily due to interest income from our cash accounts offsetting some of the Company’s interest expense.

Income Tax Provision ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2023	2022	Change	Change
Income tax provision	$1,772	$1,878	$(106)	(5.6)%
Percent of pre-tax income	25.0%	26.1%		(1.1)%

The provision for income taxes decreased by $106,000 in Q3 2023 over the prior year period. This decrease was primarily due to higher SG&A expenses in the current period that reduced the income before taxes. The income tax provision as a percent of pre-tax income decreased from 26.1% at Q3 2022 to 25% at Q3 2023, which was primarily due to the state tax rate mix and permanent book tax differences.

Comparison of the Nine Months Ended May 31, 2023 and 2022

Net Sales and Gross Profit ($ in thousands)

	Nine Months Ended
	May 31,		$	%
	2023	2022	Change	Change

Net sales	$233,493	$208,206	$25,287	12.1%
Cost of sales	166,325	150,313	16,012	10.7%
Gross margin	$67,168	$57,893	$9,275	16.0%
Gross margin as a percent of Net sales	28.8%	27.8%		1.0%

The increase in revenues and gross margins as a percent of revenues in the nine months ended May 31, 2023 as compared to the nine months ended May 31, 2022 was largely due to developing better relationships with vendors and customers and also higher inventory stock available and an increased demand for those products. n the current period.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended
	May 31,		$	%
	2023	2022	Change	Change

Selling, general and administrative expenses	$47,568	$36,881	$10,687	29.0%
Percent of net sales	20.4%	17.7%		2.7%

SG&A in the nine months ended May 31, 2023 increased from the same period in the prior year primarily due to a prior year decrease in payroll taxes as a result of federal tax credits related to the Employee Retention Credit (ERC) of $5.4 million recorded in the first quarter of fiscal year 2022. Further, the increase in the current period is due to a higher employee headcount. SG&A as a percent of revenue in the current period increased from the prior year period primarily due to the ERC offset in the prior year and higher payroll expenses in the current year.

Other (Expense), Net ($ in thousands)

	Nine Months Ended
	May 31,		$	%
	2023	2022	Change	Change
Other income (expense):
Net gain (loss) on trading securities	$784	$135	$649	480.7%
Interest and other expense, net	(38)	(153)	115	75.2%
Other expense, net	$746	$(18)	$764	4244.4%
Percent of net sales	0.3%	—%		0.3%

During the nine months ended May 31, 2023, the Company recognized a net gain on trading securities of $784,000 as compared to a net gain of $135,000 in the same period in the prior year. The net trading securities gain in Q3 2023 was primarily due to dividends earned and timing of sales of investments and general market climate for long positions during the period.

Interest and other (expense), net, decreased during the nine months ended May 31, 2023 compared to the same period in the prior year, which was primarily due to interest income earned during the period that partially offset the interest expense.

Income Tax Provision ($ in thousands)

	Nine Months Ended
	May 31,		$	%
	2023	2022	Change	Change

Income tax provision	$5,216	$5,471	$255	4.7%
Percent of pre-tax income	25.6%	26.1%		(0.5)%

The provision for income taxes decreased by $255,000 for the nine months ended May 31, 2023 when compared to the prior year period. This decrease was primarily due to lower income in the current period as compared to the prior year period.

The income tax provision as a percent of pre-tax income decreased from 26.1% for the nine months ended May 31, 2022 to 25.6% in the current year period, which was primarily due to the state tax rate mix and permanent book tax differences.

Liquidity and Capital Resources

As of May 31, 2023 and August 31, 2022, the Company held approximately $1,348,000 and $17,386,000 of unrestricted cash and cash equivalents, respectively. The Company also held $28,447,000 and $3,925,000 of marketable securities at May 31, 2023 and August 31, 2022, respectively, which could be liquidated, if necessary.

As of May 31, 2023, the Company had an available $15,000,000 line of credit with the Bank. The Company entered the Amendment, which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024. The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of May 31, 2023 and August 31, 2022, the Company was in compliance with all such covenants. The outstanding balance of the line of credit at May 31, 2023 and August 31, 2022 was zero.

The Company has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

Cash provided by operating activities was $8,734,000 for the nine months ended May 31, 2023 as compared with cash provided by operating activities of $4,456,000 for the nine months ended May 31, 2022. The cash provided by operating activities in the current period was primarily due to net income of $15,130,000 and a decrease in trade accounts receivable, offset by increases in inventory of $7,656,000. The reduction in accounts receivable was primarily attributed to headcount added to the department and additional training and experience of the accounts receivable staff. The prior period cash provided by operating activities was primarily due to net income of $15,523,000 and increases in balances to trade accounts payable, offset by increases in both accounts receivable and inventory.

Cash Flows from Investing Activities

Cash used in investing activities was $24,384,000 for the nine months ended May 31, 2023 as compared with cash used in investing activities of $1,786,000 for the nine months ended May 31, 2022. Cash used in investing activities in the current period and prior year period was primarily due to the purchase of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended May 31, 2023 was $253,000 as compared with cash used in financing activities of $1,200,000 for the nine months ended May 31, 2022. The cash used in financing activities for the current period and prior year period is primarily due to the change in bank overdraft in the period, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2023, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2023 because of the material weakness in internal control over financial reporting discussed below.

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

Remediation Plan

We are in the process of developing a detailed plan for remediation of the material weakness, including developing and maintaining additional levels of review and approval. The Company has hired a 3rd party accounting consultant to aid in implementing additional levels of review and approval. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For the nine months ended May 31, 2023 and May 31, 2022, we spent $289,000 and $145,000 on advertising, respectively.

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

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen. We have experienced and may continue to experience sophisticated attempted cyber-attacks of our IT networks. Although none of these attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. We have been working with a third party vendor to assist us in safeguarding our systems and protecting the personal information of our customers, employees and vendors. We are still at an early stage in this analysis and may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties, and could damage our reputation and adversely impact our customers.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. During fiscal 2023, the Company relocated some existing locations to larger office locations within its original region. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of May 31, 2023 was zero, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company entered into a new loan agreement with the Bank for approximately $4.7 million that financed the tenant improvements on the new corporate headquarters. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to the COVID pandemic, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of May 31, 2023, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

Due to the small amount of public float in our common stock, sales of our common stock by Glen Ceiley could cause the price of our common stock to decline, and the listing of shares of our common stock has been moved from the OTCQB to OTC Pink, which will further limit your ability to sell your shares.

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of May 31, 2023, the number of shares held by non-affiliates of Mr. Ceiley was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock. In addition, we were advised that if we do not increase the amount of $2.0 million freely tradeable public float to at least 5% of our outstanding capital stock we would be moved to the OTC Pink Open Market. During Q2 2021, the Company was downgraded from the QTCQB to the OTC Pink Open Market due to not having at least 5% public float.

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

EACO CORPORATION
(Registrant)

Date: July 10, 2023	/s/ Glen Ceiley
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