Form 10-K
period 2023-08-31
EACO CORP
filed 2023-11-22
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended August 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-14311

EACO CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2597349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5065 East Hunter Avenue, Anaheim, California 92807 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (714) 876-2490

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the common stock on that date) was approximately $5,309,166. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 21, 2023, 4,861,590 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this Report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs, and our planned initiatives. Forward-looking statements are based on our current expectations, estimates and forecasts of future events and results and involve a number of risks and uncertainties that could cause actual results to differ materially including, among other things, the following: failure of facts to conform to management estimates and assumptions; economic conditions and uncertainties; competitive pressures; our ability to maintain an effective system of internal controls over financial reporting; potential losses from trading in securities; our ability to retain key personnel and relationships with suppliers; the willingness of Citizen’s Business Bank (the “Bank”) or other lenders to extend financing commitments and the availability of capital resources; and other risks identified from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements. It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated. As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

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

Customers and Sales

Bisco’s customers operate in a wide variety of industries and range from large global companies to small local businesses. Bisco strives to provide exceptional service to all customers, including smaller businesses, and continues to focus on growing its share of that market. As of August 31, 2023, Bisco had more than 10,000 customers; however, no single customer accounted for more than 10% of Bisco’s revenues for the fiscal year ended August 31, 2023. For each of the fiscal years ended August 31, 2023 and 2022 (“fiscal 2023” and “fiscal 2022,” respectively), Bisco’s top 20 customers represented in the aggregate approximately 13% of Bisco’s revenues.

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

Bisco sells its products primarily in the United States, Canada, and countries within Asia. Bisco’s international sales represented 11.3% and 11.8% of its sales in fiscal 2023 and fiscal 2022, respectively. Sales to customers in Canada accounted for approximately 36% and 27% of such international sales in fiscal 2023 and fiscal 2022, respectively. Sales to customers located within Asia accounted for approximately 40% and 48% of such international sales in fiscal 2023 and fiscal 2022, respectively. Sales to customers in other countries make up 24% and 25% of such international sales in fiscal 2023 and fiscal 2022, respectively

Suppliers

As of August 31, 2023, Bisco offered products from over 260 manufacturers. The Company’s authorized distributor agreements with most manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does perform kitting and packaging of existing products for certain of its customers. Although Bisco sells more products of certain brands, Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2023 or fiscal 2022.

Human Capital Resources

As of August 31, 2023, the Company had 561 full-time employees, which include 359 sales and marketing employees, 89 management, administrative and finance employees, 63 warehouse and fulfillment personnel and 50 supply chain management employees. None of our employees are subject to a collective bargaining agreement.

A key element of our business strategy is to expand our operations and revenues by opening additional sales offices in new geographic locations, and we plan to add additional sales personnel to support such new offices. The Management believes it has been successful in attracting and retaining qualified sales personnel for these new positions. We continue to focus on employee development and training, and embrace diversity and inclusion. We believe an innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail flyers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For fiscal 2023 and fiscal 2022, we spent $431,000 and $427,000 on advertising, respectively.

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

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen. While we have not experienced a cyber attack, we are working with a third-party vendor to assist us in safeguarding our systems and protecting the personal information of our customers, employees and vendors. Our analysis may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties, and could damage our reputation and adversely impact our customers.

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

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Glen Ceiley, our Chairman and CEO, and Don Wagner, Bisco President and Chief Operating Officer, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. During fiscal 2023, the Company opened two new geographical sales locations and relocated some existing locations to larger office locations within its original region. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire the qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our success depends in large part on our ability to attract, motivate, and retain a sufficient number of qualified sales employees, who understand and appreciate our strategy and culture and are able to adequately represent us to our customers. During fiscal 2023, the Company added 49 sales employees and plan to continue to expand our sales team in the future. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new offices. Any such delays, material increases in existing employee turnover rates, or increases in labor costs, could have a material adverse effect on our business, financial condition or operating results.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In October 2023, the Company used $31.0 million of cash to purchase our Anaheim corporate headquarters and distribution center. As of August 31, 2023, there was zero outstanding on our line of credit, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company has a loan agreement with the Bank that financed the tenant improvements on the corporate headquarters, of which approximately $4.5 million was outstanding as of August 31, 2023. See Notes 4 and 11 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty primarily caused by inflation and high borrowing interest rates, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of August 31, 2023, the number of shares held by non-affiliates of Mr. Ceiley was less than 200,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

General Risk Factors

Changes and uncertainties in the economy have harmed and could continue to harm our operating results.

As a result of economic uncertainties primarily caused by inflation and high borrowing interest rates, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Sales of our products are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, shipping costs, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, if economic conditions significantly weaken on a global scale it may cause some of our customers to experience a slowdown, from time to time, which may in turn have an adverse effect on our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

If we fail to maintain an effective system of internal controls over financial reporting or experience material weaknesses in our system of internal controls, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.

We have from time to time had material weaknesses in our internal controls over financial reporting due to a variety of issues, including, without limitation, significant deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. Although we believe we are making progress in mitigating these material weaknesses, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the applicable reporting. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have 51 sales offices and seven distribution centers located throughout the United States and in Canada and have 1 additional sales office location in Asia located in the Philippines. In September 2019, Bisco entered into Commercial Lease Agreement (the “Hunter Lease”) with the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and majority shareholder (the “Trust”), and has a lease term that expires on August 31, 2029. Pursuant to the Hunter Lease, Bisco has leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue, Anaheim, California (the “Hunter Property”). The Company moved its corporate headquarters to the Hunter Property in March 2020. The initial base rent for the Hunter Lease is $66,300 per month, which increases by 2.5% annually over the term of the lease. On October 23, 2023, the Company closed escrow on purchase of the Hunter Property from the Trust for a purchase price of $31,000,000. The Hunter Property was purchased with cash, funded by the Company's available cash accounts and liquidated securities. See Note 11 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report for further explanation.

Bisco also leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Chicago Lease”) from the Trust, which has a term that expires in May 2029. The initial base rent for this lease is $22,600 per month, which increases by 2.5% annually over the term of the lease.

All of our other properties are leased, consisting of sales offices and warehouse space. Leases of sales offices generally have a lease term of three years and leases of warehouse locations usually have a lease term of five to ten years. For additional information regarding our obligations under property leases, see Note 8 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report.

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

As of August 31, 2023, the Company had no equity compensation plans. The Company did not grant or issue any unregistered shares of common stock during the fiscal 2023. The Company did not repurchase any of its own common stock during fiscal 2023.

As of November 21, 2023, the Company had approximately 220 shareholders of record.

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

Overview

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco, and includes Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Bisco is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout North America and one sales office in Asia located in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2023 and 2022

Revenues and Gross Margin (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2023	2022	Change	Change
Revenues	$319,397	$292,562	$26,835	9.2%
Cost of revenues	226,981	209,060	17,921	8.6%
Gross margin	$92,416	83,502	$8,914	10.7%
Percent of revenues	28.9%	28.5%

Revenues consist primarily of sales of component parts and fasteners and also include, to a lesser extent, kitting charges and special order fees, as well as freight charged to customers. The increase in revenues in fiscal 2023 compared to fiscal 2022 was largely due to a higher volume of product sales due to a better economic environment creating higher volume of purchases and additional buying from manufacturers. Revenues have also increased due to added sales employees during fiscal 2023, increasing by 49 employees when comparing to fiscal 2022. We believe that increasing sales headcount leads to the addition of new customers and the ability to sell more products to existing customers. Additionally, revenues and gross margin for fiscal 2023 have increased when compared to fiscal 2022 primarily due to developing better relationships with vendors and customers and also higher inventory stock available and an increased demand for those products.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
	2023	2022	Change	Change
Selling, general and administrative expenses	$64,936	$53,970	$10,966	20.3%
Percent of revenues	20.3%	18.4%		(1.9)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and advertising costs. SG&A in fiscal 2023 increased from fiscal 2022 largely due to an increase in the number of sales and administrative employees, from 506 employees in fiscal 2022 to 561 employees in fiscal 2023. The increase in SG&A when comparing fiscal 2023 to fiscal 2022 is primarily due to a prior year decrease in payroll taxes as a result of federal tax credits related to the Employee Retention Credit (ERC) of $5.3 million recorded in the first quarter of fiscal year 2022. SG&A as a percent of revenue in the current period increased from the prior year period primarily due to the ERC offset in the prior year and higher payroll expenses in the current year.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
Other income (expense):	2023	2022	Change	Change
Realized gain on sales of marketable trading securities	$836	$138	$698	505.8%
Unrealized gain (loss) on marketable trading securities	448	(351)	799	227.6%
Interest and other (expense)	(59)	(201)	142	70.6%
Other income (expense), net	$1,225	$(414)	$1,639	395.9%
Other income (expense), net as a percent of revenues	0.4%	(0.1)%

Other income (expense) includes income or losses on investments in marketable equity securities of other publicly-held domestic corporations, interest income (expense), and other nonoperating activities. The Company’s investment strategy consists of both long and short positions. The Company experienced net realized and unrealized gains from trading securities of approximately $1,284,000 and net realized and unrealized losses of approximately $213,000 in fiscal 2023 and fiscal 2022, respectively. The trading securities gains and losses in fiscal 2023 and fiscal 2022 were primarily due to timing of sale of investments and general market climate of investment positions at year-end.

Interest and other expense decreased by $142,000, which was primarily due to interest income earned during the period that partially offset the interest expense.

Income Tax Provision (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
	2023	2022	Change	Change
Provision for income taxes	$7,520	$7,810	$(290)	(3.7)%
Percent of pre-tax income	26.2%	26.8%		(0.6)%

The provision for income taxes decreased by $290,000 in fiscal 2023 compared to fiscal 2022, which was primarily a result of lower book income in fiscal 2023 as compared to fiscal 2022. The income tax provision as a percentage of pre-tax income decreased by 0.6% in fiscal 2023 compared to fiscal 2022, which was primarily due to a lower blended state tax rate used in fiscal 2023 and also due to the fiscal 2022 tax provision having a larger return to provision and deferred true ups when comparing to fiscal 2023.

Liquidity and Capital Resources

As of August 31, 2023 and 2022, the Company held approximately $8,558,000 and $17,386,000 of unrestricted cash and cash equivalents, respectively. The Company also held $27,228,000 and $3,925,000 of marketable securities at August 31, 2023 and August 31, 2022, respectively, which could be liquidated, if necessary.

The Company currently has a $15.0 million line of credit agreement with the Bank. On December 4, 2019, the Company entered into a Change in Terms Agreement dated November 27, 2019 with the Bank (the “Amendment”), which modified the Company’s $10.0 million line of credit between the Company and the Bank to increase the maximum amount that may be borrowed thereunder from $10.0 million to $15.0 million. In addition, the Amendment removed the Company’s interest rate options and set the rate at the bank prime rate, but provided that in no event would such interest rate be less than 3.0% per annum..During Q1 2023, the Company entered into a Change in Terms Agreement dated November 5, 2022 with the Bank (the “Amendment”), which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024. and the Company intends to renew the line of credit beyond maturity. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of August 31, 2023 and August 31, 2022 were zero.

In September 2019, Bisco entered into the Hunter Lease with the Trust, which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and the Company’s majority shareholder. Under the Hunter Lease, Bisco leased from the Trust the Hunter Property, which consists of approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue, Anaheim, California, which serves as the Company’s new corporate headquarters. The Hunter Lease has a term that expires on August 31, 2029. On October 23, 2023, the Company closed escrow on purchase of the Hunter Property from the Trust for a purchase price of $31,000,000. The Hunter Property was purchased with cash, funded by the Company's available cash accounts and liquidated securities. See note 11 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report for further explanation.

In July 2019, the Company entered into a Construction Loan with the Bank to borrow up to $5,000,000 for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6% and entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at August 31, 2023 and 2022). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at August 31, 2023 and August 31, 2022 was $4,584,000 and $4,698,000, respectively.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank that is renewed annually in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

During fiscal 2023, the Company provided $13,422,000 in net cash from its operating activities. The current period cash provided by operating activities was primarily due to net income of $21,185,000 and an increase in accrued expenses and in prepaid and other assets. This was partially offset by increases in trade accounts receivable and inventory. Increases in accrued expenses is primarily due to increases in inventory.

During fiscal 2022, the Company provided $16,866,000 in net cash from its operating activities. The current period cash provided by operating activities was primarily due to net income of $21,308,000 and an increase in trade accounts payable and accrued expenses. This was partially offset by increased in trade accounts receivable and inventory. Increases in accounts payable and accrued expenses is primarily due to increases in inventory.

Cash Flows from Investing Activities

Cash used in investing activities was $23,815,000 for fiscal 2023. This was primarily due to the purchase of marketable securities.

Cash used in investing activities was $2,236,000 for fiscal 2022. This was primarily due to the purchase of equipment for offices and distribution centers and the purchase of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for fiscal 2023 was $1,701,000, which was primarily due to an increase in bank overdraft when comparing fiscal 2023 to fiscal 2022. Bank overdraft represents outstanding checks in excess of cash held in our bank account. If the bank account is over drawn, the Company has a nightly sweep feature, which funds the cash account to the line of credit with the Bank. The cash used in financing activities for the prior period is primarily due to a decrease in the bank overdraft balance.

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

Item 8.  Financial Statements and Supplementary Data

EACO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of EACO Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EACO Corporation (the “Company”) as of August 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years ended August 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended August 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2022.

Irvine, California

November 22, 2023

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,	August 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$8,558	$17,386
Restricted cash	10	10
Trade accounts receivable, net	46,654	44,637
Inventory, net	56,270	48,808
Marketable securities, trading	27,228	3,925
Prepaid expenses and other current assets	3,843	5,008
Total current assets	142,563	119,774
Non-current Assets:
Property, equipment and leasehold improvements, net	8,041	8,479
Operating lease right-of-use assets	9,988	10,389
Other assets, net	1,652	1,039
Total assets	$162,244	$139,681
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$22,505	$21,762
Accrued expenses and other current liabilities	16,375	15,020
Current portion of operating lease liabilities	3,950	3,375
Current portion of long-term debt	120	119
Total current liabilities	42,950	40,276
Non-current Liabilities:
Long-term debt	4,348	4,465
Operating lease liabilities	6,225	7,192
Total liabilities	53,523	51,933
Commitments and Contingencies Note 8
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	38	174
Retained earnings	96,255	75,146
Total shareholders’ equity	108,721	87,748
Total liabilities and shareholders’ equity	$162,244	$139,681

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	August 31,
	2023	2022
Revenues	$319,397	$292,562
Cost of revenues	226,981	209,060
Gross margin	92,416	83,502
Operating expenses:
Selling, general and administrative expenses	64,936	53,970
Income from operations	27,480	29,532

Other income (expense):
Net income (loss) on trading securities	1,284	(213)
Interest and other expense	(59)	(201)
Other income (expense), net	1,225	(414)
Income before income taxes	28,705	29,118
Provision for income taxes	7,520	7,810
Net income	21,185	21,308
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$21,109	$21,232

Basic and diluted earnings per common share	$4.34	$4.37
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended
	August 31,
	2023	2022
Net income	$21,185	$21,308
Other comprehensive income, net of tax
Foreign currency translation loss	(136)	(606)
Total comprehensive income	$21,049	$20,702

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2023 and 2022

(in thousands, except share information)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2021	36,000	$1	4,861,590	$49	$12,378	$780	$53,914	$67,122
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(606)	—	(606)
Net income	—	—	—	—	—	—	21,308	21,308
Balance, August 31, 2022	36,000	$1	4,861,590	$49	$12,378	$174	$75,146	$87,748
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(136)	—	(136)
Net income	—	—	—	—	—	—	21,185	21,185
Balance, August 31, 2023	36,000	$1	4,861,590	$49	$12,378	$38	$96,255	$108,721

See accompanying notes to consolidated financial statements

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2023	2022
Operating activities:
Net income	$21,185	$21,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,398	1,491
Bad debt expense	614	38
Unrealized (gain) loss on trading securities	(448)	351
Deferred tax provision	(277)	333
Increase (decrease) in cash flow from change in:
Trade accounts receivable	(2,631)	(10,746)
Inventory	(7,462)	(8,360)
Prepaid expenses and other assets	829	2,069
Operating lease right-of-use assets	401	695
Trade accounts payable	(1,150)	6,390
Accrued expenses and other current liabilities	1,355	4,056
Operating lease liabilities	(392)	(621)
Net cash provided by operating activities	13,422	17,004
Investing activities:
Additions to property, equipment, and leasehold improvements	(960)	(1,701)
Purchase of marketable securities, trading	(22,855)	(535)
Net cash used in investing activities	(23,815)	(2,236)
Financing activities:
Repayments on long-term debt	(116)	(114)
Preferred stock dividend	(76)	(76)
Bank overdraft	1,893	(1,041)
Net cash provided by (used in) financing activities	1,701	(1,231)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(136)	(606)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,828)	12,931
Cash, cash equivalents, and restricted cash - beginning of period	17,396	4,465
Cash, cash equivalents, and restricted cash - end of period	$8,568	$17,396
Supplemental disclosures of cash flow information:
Cash paid for interest	$202	$205
Cash paid for income taxes	$7,473	$3,222

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023 and 2022

Note 1. Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and one sales office in Asia. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of EACO, Bisco and Bisco Industries Limited (which are collectively referred to herein as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include allowance for doubtful trade accounts receivable, provisions for slow moving and obsolete inventory, and recoverability of the carrying value and estimated useful lives of long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding past the customer’s credit terms. The Company does not charge interest on past due balances. The allowance for doubtful accounts was approximately $ 245,000 and $164,000 at August 31, 2023 and 2022, respectively.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items approximating $1,806,000 and $1,697,000 at August 31, 2023 and 2022, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Impairment of Long Lived Assets

The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value. There was no impairment as of August 31, 2023 and 2022.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of August 31, 2023 and 2022, the Company’s total obligation for securities sold, but not yet purchased was approximately zero. Restricted cash to collateralize the Company’s obligations for short sales was zero at August 31, 2023 and 2022.

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

The Company’s contract with the customer is executed with a customer purchase order and performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products as stated on the Company’s invoice to the customer. Revenue is recognized net of returns and any taxes collected from customers. We offer industry standard contractual terms in our terms and conditions stated on our invoices and Company website.

Freight revenue associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for fiscal 2023 and fiscal 2022.

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

We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would not be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA through recognizing a valuation allowance, which would increase the provision for income taxes.

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

We recognize interest and penalties related to the unrecognised tax benefit (UTB) on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. On the basis of this evaluation, as of August 31, 2023 no valuation allowance has been recorded.

We are subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2023, we are no longer subject to U.S. federal, state, local, Canada examinations by tax authorities for years before 2019.

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of revenues and were approximately $5,510,000 and $5,225,000 for the years ended August 31, 2023 and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred. For fiscal 2023 and fiscal 2022, the Company spent approximately $431,000 and $427,000 respectively, on advertising.

Operating Leases

The Company determines if a contractual arrangement contains a lease, for accounting purposes, at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and the current and non-current portion of operating lease liabilities in the accompanying consolidated balance sheets.

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

Many leases include one or more options to renew the contract. Therefore, renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain to be exercised. We regularly evaluates the renewal options each reporting period and when they are reasonably certain to be exercised, management will include the lease renewal period in our contractual term when estimating the ROU assets and related liabilities.

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of August 31, 2023, the Company has right of use assets of approximately $10.0 million and lease liabilities of approximately $10.2 million recorded in the consolidated balance sheet.

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2023 and 2022 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at August 31, 2023 and 2022. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2023 and 2022 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars at August 31, 2023 and 2022 was $0.74 and $0.77, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income. Revenue and expenses are transacted at the average exchange rates for the years ended August 31, 2023 and 2022. The average exchange rates for the years ended August 31, 2023 and 2022 was $0.74 and $0.79 respectively. The percentage of total assets held outside the United States, in Canada, was 3% as of August 31, 2023 and 2022. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

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

Net sales to customers outside the United States and related trade accounts receivable were approximately 11% and 14%, respectively, at August 31, 2023, and 12% and 13%, respectively at August 31, 2022. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2023 or 2022.

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended August 31,
	2023	2022
U.S.	88.7%	88.2%
Asia	4.5%	5.7%
Canada	4.1%	3.2%
Other	2.7%	2.9%
Total	100%	100%

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

During the years ended August 31, 2023 and 2022, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

Significant Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective, as amended, for smaller reporting companies for all periods beginning after December 15, 2022, including interim periods within those fiscal years. Management has evaluated this statement and has determined that it will not have a material impact on its results of operations or financial position.

Note 3. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are summarized as follows:

	August 31,
	2023	2022
Held for use:
Machinery and equipment	$11,052,000	$10,759,000
Furniture and fixtures	3,204,000	3,016,000
Vehicles	137,000	137,000
Leasehold improvements	7,725,000	7,405,000
Construction in progress	648,000	497,000
Total held for use	22,766,000	21,814,000
Less: accumulated depreciation and amortization	(14,725,000)	(13,335,000)
Total property, equipment, and leasehold improvements held for use, net	$8,041,000	$8,479,000

In September 2019, Bisco entered into Commercial Lease Agreement with the Trust (the “Hunter Lease”), pursuant to which Bisco leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”). During fiscal 2019, the Company started construction of leasehold improvements on the Hunter Property to house its corporate headquarters, which was financed by the Construction Loan from the Bank. See Note 4. As of August 31, 2023, construction in progress included solar power roof installation on Hunter Property and other minor leasehold improvements awaiting city permits for completion.

On October 23, 2023, The Company closed escrow on purchase of the Hunter Property from the Trust for a purchase price of $31,000,000. See Note 11.

For the years ended August 31, 2023 and 2022, depreciation and amortization expense was $1,398,000 and $1,491,000, respectively.

Note 4. Debt

The Company currently has a $15.0 million line of credit agreement with the Bank, as amended. In addition, the Amendment removed the Company’s interest rate options but provided that in no event would such interest rate be less than 3.0% per annum. On July 5, 2023, the expiration date of the line of credit under the line of credit agreement was extended from November 5, 2022 to July 5 2024 and the Company intends to renew the line of credit beyond maturity. Balances under this line of credit are subject to the bank prime index interest rate. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of August 31, 2023 and August 31, 2022 was zero.

The Company also entered into the Construction Loan for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at August 31, 2023 and August 31, 2022). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at August 31, 2023 and August 31, 2022 was $4,468,000 and $4,584,000, respectively. The Construction loan future principal due until maturity by fiscal year is as follows:

Fiscal Year	Principal amount due
2024	$123,000.00
2025	130,000.00
2026	136,000.00
2027	4,079,000.00
Total	$4,468,000.00

The Company has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5. Shareholders’ Equity

Earnings Per Common Share (“EPS”)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	Years Ended August 31,
(In thousands, except per share information)	2023	2022
EPS – basic and diluted:
Net income	$21,185	$21,308
Less: cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders for basic and diluted EPS computation	$21,109	$21,232
Weighted average common shares outstanding for basic and diluted EPS computation	4,861,590	4,861,590
Earnings per common share – basic and diluted	$4.34	$4.37

For the years ended August 31, 2023 and 2022, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

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

Note 6. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) plan”) for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under the 401(k) plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 6% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $851,000 and $638,000 for the years ended August 31, 2023 and 2022, respectively.

Note 7. Income Taxes

The following summarizes the Company’s provision for income taxes on income from operations:

	Years Ended August 31,
	2023	2022
Current:
Federal	$5,620,000	$5,547,000
State	2,048,000	1,608,000
Foreign	129,000	322,000
	7,797,000	7,477,000
Deferred:
Federal	—	63,000
State	56,000	270,000
Foreign	(333,000)	—
	(277,000)	333,000
Total	$7,520,000	$7,810,000

Income taxes for the years ended August 31, 2023 and 2022 differ from the amounts computed by applying the federal blended and statutory corporate rates of 21% for both 2023 and 2022 to the pre-tax income. The differences are reconciled as follows:

	Years Ended August 31,
	2023	2022
Current:
Expected income tax provision at statutory rate	21.0%	21.0%
Increase (decrease) in taxes due to:
State tax, net of federal benefit	5.5%	4.4%
Permanent differences	(0.8)%	0.1%
Other, net	0.5%	1.3%
Income tax expense	26.2%	26.8%

The components of deferred taxes at August 31, 2023 and 2022 are summarized below:

	August 31,
Deferred tax assets (liabilities):	2023	2022
Net operating loss	$57,000	$174,000
Accruals and reserves	1,230,000	1,148,000
Income tax credits	1,000	1,000
Capital loss	41,000	40,000
Lease liability	2,689,000	2,789,000
Property and equipment, net	(798,000)	(958,000)
Operating lease, right-of-use assets	(2,640,000)	(2,742,000)
Unrealized gains/losses	204,000	85,000
Total deferred tax assets, net	$784,000	537,000

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTA. On the basis of this evaluation, as of August 31, 2023, no valuation allowance has been recorded.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides tax relief and tax incentives to business, including provisions relating to net operating loss carryback, refundable payroll tax credits, OASDI payroll tax deferral, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company did not apply for SBA Paycheck Protection Program loan based on the advice of its legal counsel due to stable cash flow and available cash from the Company’s line of credits. The Company has taken advantage of the Employee Retention Credit (ERC), which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2023. Eligible employers can get immediate access to the credit by reducing employment tax deposits they are otherwise required to make. The amount of the refundable tax credit for fiscal year 2023 and 2022 is zero and $5.3 million, respectively, and the ERC was applied against and reduced the payroll tax expense included in SG&A.

We are subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2023, we are no longer subject to U.S. federal, state, local, Canadian examinations by tax authorities for years before 2018.

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

On October 23, 2023, The Company closed escrow on purchase of the Hunter Property from the Trust for a purchase price of $31,000,000. See Note 11 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report for further explanation. The lease for the Hunter Property was still in effect as of August 31, 2023 and included in the below table.

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2024	$3,527,000
2025	2,325,000
2026	1,589,000
2027	1,293,000
2028	998,000
Thereafter	994,000
Future minimum lease payments	$10,726,000
Less interest	(551,000)
Present value of minimum lease payments	$10,175,000

Operating lease cost under these leases was approximately $3,531,000 and $3,119,000 as of August 31, 2023 and 2022, respectively.

Other information related to operating leases is as follows:

	Year ended August 31,
	2023		2022
Weighted average remaining lease term	4.3	years	5.3	years
Weighted average discount rate	4.73%		4.25%

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at lease inception.

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

On July 26, 2019, the Company entered into the Hunter Lease with the Trust, for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the current headquarters located at the Hunter Property in March 2020. The Hunter Lease is a ten year triple net lease, which commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300. On October 23, 2023, the lease was terminated when the Company closed escrow on purchase of the Hunter Property from the Trust for a purchase price of $31,000,000. See Note 11.

During fiscal 2023 and fiscal 2022, the Company paid approximately $1,162,000 and $1,134,000, respectively, of rent related to all leases with the Trust.

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

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2023 and 2022:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
August 31, 2023
Marketable securities	$27,228,000	—	—	$27,228,000

August 31, 2022
Marketable securities	$3,925,000	—	—	$3,925,000

Note 11. Subsequent Events

Management has evaluated events subsequent to August 31, 2023, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On October 5, 2023, the Company entered into a Standard, Purchase Agreement and Escrow Instructions for the Hunter Property, which currently houses the Company's corporate headquarters and Anaheim distribution center, for a purchase price of $31,000,000 in cash, which closed on October 23, 2023. The Hunter Property is expected to continue to house the Company's corporate headquarters and Anaheim distribution center for the foreseeable future. The Hunter Property was purchased with cash, funded by the Company's available cash accounts and liquidated securities. The Company agreed to the Property Purchase primarily to utilize its cash position and to reduce its corporate overhead expenses. See note 11.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Financial Executive, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Financial Executive has concluded that the Company’s controls and procedures were not effective as of August 31, 2023, due to a material weakness related to the Company’s internal controls over the financial statement closing process

(b)  Management’s annual report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management, with the participation of its Chief Financial Executive, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting has a material weakness as of August 31, 2023, related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements.

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

(c) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of August 31, 2023, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that such individual should serve on the Board.

Directors and Executive Officers

Directors

Each director serves a one-year term, or until such director’s successor has been elected and qualified.

Glen F. Ceiley, age 77, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of EACO since 1998. As the founder of Bisco with over 45 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry, and growth and development of the Company.

William L. Means, age 80, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of EACO since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Stephen Catanzaro, age 70, currently has an accounting and tax practice. Prior to that, Mr. Catanzaro served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, from April 2004 until May 2018. He also served as the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco from September 1992 to March 2002. Mr. Catanzaro has served as a director of EACO since 1999. He holds a B.S. degree in Accounting from Lehman College of The City University of New York and an M.B.A. degree from Golden Gate University. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee. Mr. Catanzaro serves as the Company’s audit committee chair.

Ellen S. Bancroft, age 58, joined the Board in July 2022. Ms. Bancroft served as the General Counsel and Secretary of indie Semiconductor (Nasdaq:INDI), an automotive semiconductor company, where she was responsible for all corporate, legal, governance and SEC matters from March 2021 until her retirement in May 2022. Prior to that, she was a partner at the international law firm of Morgan, Lewis & Bockius LLP since 2013, where she served as Office Managing Partner for over five years. From 2003 to 2013, she was a partner and the California Corporate Group Head at Dorsey & Whitney LLP. As a corporate partner, she regularly counseled corporate boards and related committees, advised various public companies on their public company reporting obligations and corporate governance matters, and led a variety of M&A and corporate finance transactions. From 2018 to 2021, Ms. Bancroft served as a guest lecturer for the Corporate Governance Program at UCLA Anderson School of Business. She holds a J.D. degree from Vanderbilt University, and a B.S. degree in Business from Indiana University, Bloomington. Ms. Bancroft brings to the Board both public company and corporate governance expertise, as well as a broad legal and corporate finance background.

Executive Officers

Each executive officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified. See above for biographical information for Mr. Ceiley, our Chief Executive Officer and Chairman of the Board.

Donald S. Wagner, age 61, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco since November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, age 42, has served as the Chief Financial Executive and the Principal Accounting Officer of EACO and Bisco since May 2014. Prior to his promotion as Chief Financial Executive, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, age 43, has served as the Executive Vice President of Bisco since December 2019. Prior to such promotion, Mr. Ceiley served as Vice President of Sales and Marketing of Bisco since September 2012 and was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communications from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, who is EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

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

Director Independence

EACO’s Board currently consists of the following directors: Stephen Catanzaro, Glen Ceiley, Ellen Bancroft, and William L. Means. The Board has determined that three of its four directors, Stephen Catanzaro, Ellen Bancroft, and William L. Means, are independent as defined by the NASDAQ Stock Market’s Marketplace Rules. In addition to such rules, the Board considered transactions and relationships between each director (and his immediate family) and the Company to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. As a result, the Board determined that Mr. Ceiley is not independent, as he is an executive officer of EACO and Bisco, a member of Bisco’s steering committee and the holder of a majority of the outstanding voting stock of the Company. Bisco’s steering committee handles the day to day operations of the Company, and Mr. Ceiley has been intimately involved with decision-making that directly affects the financial statements of the Company.

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

Board Meetings and Committees

In accordance with the Bylaws of EACO, which empower the Board to appoint such committees as it deems necessary and appropriate, the Board has established an Audit Committee and an Executive Compensation Committee (the “Compensation Committee”). During the fiscal 2023, the Board of Directors and the various committees of the Board held the following number of meetings: Board of Directors – 4; Audit Committee – 4; and Compensation Committee. During fiscal 2023, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of any committees of the Board held while he was serving on the Board or such committee.

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

The members of the Audit Committee are Stephen Catanzaro (Chairman), William Means, and Ellen Bancroft. The Board has determined that each of Stephen Catanzaro and William Means are independent under the independence standards for audit committee members as set forth in the NASDAQ Stock Market’s Marketplace Rules and the applicable SEC rules. Ms. Bancroft was previously a partner with the Company’s legal Counsel, Morgan Lewis & Bockius LLP, until March 2021. As such, while Ms. Bancroft is independent for Board membership under the NASDAQ Marketplace Rules, she may not be independent under the applicable SEC rules for audit committee membership until March 2024. The Board has identified Mr. Catanzaro as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Compensation Committee

The Compensation Committee is generally responsible for establishing the salary and annual bonuses paid to executive officers of EACO and administering EACO’s equity incentive plans, if any, including granting stock options to officers and employees of EACO. The Compensation Committee has not adopted a formal charter. The current members of the Compensation Committee are Glen Ceiley (Chairman), William Means, and Ellen Bancroft. The Board has determined that William Means and Ellen Bancroft are independent under the independence standards for Compensation Committee members as set forth in the NASDAQ Stock Market’s Marketplace Rules. Mr. Ceiley is not an independent director.

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

The officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Chief Financial Executive and Principal Accounting Officer. Due to the nature of EACO’s operations and related consolidated financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary, and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2022 or fiscal 2020. However, both of them receive compensation from Bisco for their services provided to Bisco.

All compensation for the named executive officers for fiscal 2023 and fiscal 2022 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Mr. Ceiley receives quarterly cash dividends in the amount of $19,125 on his shares of preferred stock of EACO and was paid a total of $76,500 during fiscal 2023.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2023 and fiscal 2022 by (i) our Chief Executive Officer, and (ii) the two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2023 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this report.

	Fiscal				All Other
Name and Principal Position	Year	Salary		Bonus	Compensation		Total
Glen F. Ceiley	2023	$188,000	(1)	$4,338	$5,770	(2)	$198,109
Chief Executive Officer and Chairman of the Board of EACO and Bisco	2022	188,000	(1)	4,338	5,860	(2)	198,198
Donald S. Wagner	2023	289,066		224,785	15,732	(3)	529,583
President and Chief Operating Officer of Bisco	2022	262,310		368,025	15,732	(3)	646,067
Zachary Ceiley	2023	205,403		204,393	14,361	(3)	424,158
Executive Vice President of Bisco	2022	191,607		332,754	13,842	(3)	538,203
(1)	Includes $18,200 consulting fees payable to Glen Ceiley’s spouse, Barbara Ceiley, in each of fiscal 2023 and fiscal 2022.
(2)	Consists of the Company’s matching contribution for Mr. G. Ceiley pursuant to the Company’s Section 401(k) plan.
(3)	Includes (i) auto allowance of $6,696 payable to each of Messrs. Z. Ceiley and Wagner in fiscal 2023 and fiscal 2022; (ii) Section 401(k) matching contributions of $9,036 and $7,145 payable to Mr. Z. Ceiley in fiscal 2023 and fiscal 2022, respectively; and (iii) Section 401(k) matching contributions of $9,036 payable to Mr. Wagner in each of fiscal 2023 and fiscal 2022, respectively.

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2023 to any named executive officer, and no outstanding equity awards were held by the named executive officers at August 31, 2023.

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

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2023. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

	Fees Earned or
Director	Paid in Cash	Total
Stephen Catanzaro	$15,200	$15,200
William Means	15,000	15,000
Ellen Bancroft	6,600	6,600

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of October 31, 2023 (i) by each shareholder known to the Company to own more than five percent (5)% of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of	Shares of Common Stock	Percent of
Beneficial Owner (1)	Beneficially Owned	Class(2)
Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,702,813	95.9%
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	—	—
Ellen Bancroft	—	—
Michael Narikawa	—	—
All executive officers and directors as a group (7 persons)(3)	4,703,135	95.9%

* Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 5065 East Hunter Ave, Anaheim, California 92807.

(2)	Based on 4,861,590 shares of common stock outstanding as of November 22, 2023.

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

As of August 31, 2023, the Company leased the Glendale Heights Property and the Hunter Property under operating lease agreements with the Trust, which is a grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. During fiscal 2023 and fiscal 2022, the Company paid approximately $1,162,000 and $1,134,000, respectively, of rent related to these leases.

On November 21, 2017, Bisco entered into the Chicago Lease with the Trust for the Glendale Heights Property, which consists of office and warehouse space in Glendale Heights, Illinois. The initial base monthly rent is $22,600, which is subject to a 2.5% annual increase.

On July 26, 2019, the Company entered into the Hunter Lease with the Trust, for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the new headquarters in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 23, 2023, when the Company completed the purchase of the Hunter Property from the Trust for the amount of $31,000,000. The Company agreed to the Property Purchase primarily to utilize its cash position and to reduce its corporate overhead expenses. The Hunter Property is expected to continue to house the Company’s corporate headquarters and Anaheim distribution center for the foreseeable future. See Note 11.

Item 14.  Principal Accounting Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2023 and fiscal 2022, the Audit Committee pre-approved all services performed for the Company by the auditor.

Principal Accountant Fees

During fiscal 2023 and fiscal 2022, the Company paid Haskell & White LLP $244,500 and $252,000, respectively, for audit fees.

Audit Fees

Audit fees consist of fees billed for professional services rendered in connection with the audit of the financial statements included in the Company’s annual reports on Form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2023 and 2022 and for other regulatory filings for such fiscal years.

Other Fees

There were no other fees billed by Haskell during fiscal 2023 or fiscal 2022.

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

10.25

Hunter Property Purchase Agreement ($31,000,000) for Real Property and Escrow Instructions dated October 5, 2023 between Bisco and the Trust (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2023)

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

November 22, 2023	EACO Corporation

/s/ Glen F. Ceiley
By: Glen F. Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/22/2023
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Chief Financial Executive (principal accounting officer)	11/22/2023
Michael Narikawa

/s/ Steve Catanzaro	Director	11/22/2023
Steve Catanzaro

/s/ William Means	Director	11/22/2023
William Means

/s/ Ellen Bancroft	Director	11/22/2023
Ellen Bancroft