Form 10-Q
period 2023-11-30
EACO CORP
filed 2024-01-16
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023, or

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

Yes ☐   No ☒

As of January 12, 2024, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended
	November 30,
	2023	2022
Net sales	$80,255	$76,319
Cost of sales	56,683	54,656
Gross margin	23,572	21,663
Operating expenses:
Selling, general and administrative expenses	17,217	15,685
Impairment on termination of lease	3,906	—
Income from operations	2,449	5,978

Other (expense) income:
Net (loss) gain on trading securities	(44)	442
Interest and other expense, net	(9)	(48)
Other (expense) income, net	(53)	394
Income before income taxes	2,396	6,372
Provision for income taxes	617	1,661
Net income	1,779	4,711
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$1,760	$4,692
Basic and diluted earnings per common share:	$0.36	$0.97
Basic and diluted weighted average common shares outstanding	4,861,590	4,861,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2023	2022
Net income	$1,779	$4,711
Other comprehensive (loss), net of tax:
Foreign translation (loss)	(131)	(86)
Total comprehensive income	$1,648	$4,625

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2023	2023
ASSETS
Current Assets:
Cash and cash equivalents	$6,499	$8,558
Restricted cash	10	10
Trade accounts receivable, net	46,051	46,654
Inventory, net	60,256	56,270
Marketable securities, trading	4,227	27,228
Prepaid expenses and other current assets	4,148	3,843
Total current assets	121,191	142,563
Non-current Assets:
Property, equipment and leasehold improvements, net	35,519	8,041
Operating lease right-of-use assets	4,216	9,988
Other assets, net	1,760	1,652
Total assets	$162,686	$162,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$26,345	$22,505
Accrued expenses and other current liabilities	14,118	16,375
Current portion of operating lease liabilities	2,130	3,950
Current portion of debt	3,201	120
Total current liabilities	45,794	42,950
Non-current Liabilities:
Long-term debt	4,317	4,348
Operating lease liabilities	2,225	6,225
Total liabilities	52,336	53,523
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	(93)	38
Retained earnings	98,015	96,255
Total shareholders’ equity	110,350	108,721
Total liabilities and shareholders’ equity	$162,686	$162,244

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Three Months Ended November 30, 2023
Balance, August 31, 2023	36,000	$1	4,861,590	$49	$12,378	$38	$96,255	$108,721
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(131)	—	(131)
Net income	—	—	—	—	—	—	1,779	1,779
Balance, November 30, 2023	36,000	$1	4,861,590	$49	$12,378	$(93)	$98,015	$110,350

Three Months Ended November 30, 2022
Balance, August 31, 2022	36,000	$1	4,861,590	$49	$12,378	$174	$75,146	$87,748
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(86)	—	(86)
Net income	—	—	—	—	—	—	4,711	4,711
Balance, November 30, 2022	36,000	$1	4,861,590	$49	$12,378	$88	$79,838	$92,354

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2023	2022
Operating activities:
Net income	$1,779	$4,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317	359
Bad debt expense	47	2
Deferred tax provision	(67)	—
Net unrealized loss (gain) on trading securities	210	(487)
Impairment on termination of lease	3,906	—
Increase (decrease) in cash from changes in
Trade accounts receivable	556	4,300
Inventory	(3,986)	(4,247)
Prepaid expenses and other assets	(346)	(272)
Operating lease right-of-use assets	5,772	(256)
Trade accounts payable	190	(407)
Accrued expenses and other current liabilities	(2,257)	(768)
Right of use liabilities	(5,820)	272
Net cash provided by operating activities	301	3,207
Investing activities:
Additions to property, equipment, and leasehold improvements	(31,701)	(86)
Proceeds (purchase) from sale of marketable securities, trading	22,791	(6,243)
Net cash used in investing activities	(8,910)	(6,329)
Financing activities:
Borrowing on revolving credit facility	3,081	—
Payments on long-term debt	(31)	(29)
Preferred stock dividend	(19)	(19)
Bank overdraft	3,650	(109)
Net cash provided by (used) in financing activities	6,681	(157)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(131)	(86)
Net (decrease) in cash, cash equivalents, and restricted cash	(2,059)	(3,365)
Cash, cash equivalents, and restricted cash - beginning of period	8,568	17,396
Cash, cash equivalents, and restricted cash - end of period	$6,509	$14,031
Supplemental disclosures of cash flow information:
Cash paid for interest	$296	$51
Cash paid for income taxes	$674	$—

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

Note 1.    Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and one additional sales office location in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2023 (“fiscal 2023”). The condensed consolidated balance sheet as of August 31, 2023 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2023. Operating results for the three months ended November 30, 2023 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses on our trade receivables, resulting from the inability of our customers to make payments for products sold. The allowance for credit losses is based on a variety of factors, including credit reviews, historical experience, length of time receivables are due, current economic trends and changes in customer payment behavior. We also record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial positions. The allowance for credit losses was $256,000 and $245,000 at November 30, 2023 and August 31, 2023, respectively.

Inventories, Net

Inventories consist primarily of electronic fasteners and components and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items,which was approximately $1,838,000 and $1,806,000 at November 30, 2023 and August 31, 2023, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets.

Securities are stated at fair value, which is determined using the quoted closing prices at each reporting date. Realized gains and losses on investment transactions are recognized as incurred in the consolidated statements of operations. Net unrealized gains and losses are reported in the consolidated statements of operations and represent the change in the market value of investment holdings during the period.

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

On October 20, 2023, the Company completed the purchase of its corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”) from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”) for $31 million in cash. An appraisal, conducted in September 2023 by an independent third party, valued the Hunter Property at $31 million, which was inclusive of tenant improvements previously purchased and recorded by the Company. Upon completion of the Hunter Property purchase and the termination of the Hunter Lease (as defined below), the Company recorded an asset impairment of $3.9 million, which is the carrying net book value of the tenant improvements.

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

Revenue Recognition

The Company derives its revenue primarily from product sales. Revenue recognition is determined through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, performance obligations are satisfied.

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

Operating Leases

The Company determines if a contractual arrangement contains a lease, for accounting purposes, at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, the current portion of operating lease liabilities,and the operating lease liabilities in the accompanying consolidated balance sheets.

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

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of November 30, 2023, the Company has right of use assets of approximately $4.2 million and lease liabilities of approximately $4.4 million recorded in the consolidated balance sheet. As of August 31, 2023, the Company has right of use assets of approximately $10.0 million and lease liabilities of approximately $10.2 million recorded in the consolidated balance sheet. The reduction in right of use assets and lease liabilities is due to the purchase of the Company’s corporate headquarters in October 2023.

Earnings Per Common Share

Basic earnings per common share for the three months ended November 30, 2023 and 2022 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at November 30, 2023 and 2022. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the quarters ended November 30, 2023 and 2022 as their inclusion would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars on November 30, 2023 and 2022 was $0.74 and $0.74, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the three months ended November 30, 2023 and 2022. The average exchange rates for the three months ended November 30, 2023 and 2022 were $0.73 and $0.74, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 11% and 13% of revenues for the three months ended November 30, 2023 and 2022, respectively, and related accounts receivable were approximately 12% and 11% of total accounts receivable as of November 30, 2023 and 2022, respectively. Sales to customers in Canada accounted for approximately 29% and 24% of such international sales for the three months ended November 30, 2023 and 2022, respectively. Sales to customers located within Asia accounted for approximately 41% and 48% of such international sales for the three months ended November 30, 2023 and 2022, respectively.

No single customer accounted for more than 10% of revenues for the three months ended November 30, 2023 and 2022. In addition, no single customer’s receivable balance accounted for more than 10% as of November 30, 2023 and August 31, 2023, respectively.

Significant Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.The guidance is effective,as amended, for smaller companies for all periods beginning after December 15, 2022, including interim periods within those fiscal years. Management has evaluated this statement and has determined that it did not have a material impact on the Company’s result of operations or financial position.

Note 3.    Accrued Liabilities

The Company’s accrued liabilities as of November 30, 2023 and August 31, 2023 are summarized as follows (in thousands):

	November 30,	August 31,
	2023	2023
Accrued expenses and other current liabilities:

Accrued accounts payable	$1,806	$2,090
Accrued compensation and payroll	3,727	6,410
Accrued taxes	8,585	7,875
Total Accrued expenses and other current liabilities	$14,118	$16,375

Note 4.    Debt

The Company currently has a $15,000,000 line of credit agreement with Citizens Business Bank (“the Bank”). During Q1 2023, the Company entered into a Change in Terms Agreement dated November 5, 2022 with the Bank (the “Amendment”), which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024.

The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amounts outstanding under this line of credit as of November 30, 2023 and August 31, 2022 were $3,081,000 and 0, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2023 and August 31, 2023, the Company was in compliance with all such covenants.

The Company also entered into a Loan Agreement with the Bank to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provided that the Company could only request advances through July 15, 2020, and thereafter, the Construction Loan converted to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan was converted to a term loan in the amount of $4,807,000. Interest on the Construction Loan is payable monthly (4.35% per annum at both November 30, 2022 and August 31, 2023. Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at November 30, 2023 and August 31, 2023 was $4,437,000 and $4,468,000, respectively.

The Company has also entered into a business loan agreement (and related $100,000 promissory note) on June 2, 2023 with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5.     Leases

The Company leases its facilities and automobiles under operating lease agreements (one facility is leased from the Trust, which is beneficially owned by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder), which expire on various dates through September 2027 and require minimum rental payments ranging from $1,000 to $22,600 per month. Certain of the leases contain options for renewal under varying terms.

On October 20, 2023, the Company closed escrow on the purchase of the Hunter Property from the Trust for a purchase price of $31,000,000. See Note 7 of the Notes to Consolidated Financial Statements of this Report for further explanation.

Minimum future rental payments under operating leases are as follows:

Years Ending :
2024 (remaining nine months)	$1,876,000
2025	1,579,000
2026	817,000
2027	424,000
2028	33,000
Thereafter	—
Future minimum lease payments	$4,729,000
Less interest	(374,000)
Present value of minimum lease payments	$4,355,000

Operating lease cost under these leases was approximately $832,000 and $836,000 for the three months ended November 30, 2023 and 2022, respectively.

Other information related to operating leases is as follows:

	November 30,	August 31,
	2023	2023
Accrued expenses and other current liabilities	2.5 years	4.3 years
Weighted average remaining lease terms	5.33%	4.73%

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at lease inception.

Note 6.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended
	November 30,
	2023	2022
(In thousands, except share and per share amounts)
EPS:
Net income	$1,779	$4,711
Less: preferred stock dividends	(19)	(19)
Net income available for common shareholders	$1,760	$4,692

Earnings per common share – basic and diluted	$0.36	$0.97

For the three months ended November 30, 2023 and 2022, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) have been included in the computation of diluted earnings per share, which had no effect on basic earnings per share.

Note 7.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the three months ended November 30, 2023 and 2022, the Company incurred expense related to the Glendale Lease of approximately $78,000 and $76,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ends on August 31, 2029 with an initial monthly rental rate of $66,300, which is subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. During the three months ended November 30, 2023 and 2022, the Company incurred expense related to the Hunter Lease of approximately $123,000 and $214,000, respectively. On October 5, 2023, the Company entered into a Standard, Purchase Agreement and Escrow Instructions (the “Purchase Agreement”) for the Hunter Property for a purchase price of $31,000,000 in cash, which closed on October 20, 2023. The Hunter Property is expected to continue to house the Company’s corporate headquarters and Anaheim distribution center for the foreseeable future. The Hunter Property was purchased with cash, funded by the Company’s available cash accounts and liquidated securities.

Note 8.    Income Taxes

During the three months ended November 30, 2023 and 2022, the Company recorded an income tax provision of $617,000 and $1,661,000, respectively, resulting in an effective tax rate of 25.8% and 26.1%, respectively. The provision for income taxes decreased by $1,044,000 in the three months period ended November 30, 2023 over the prior year period due to lower pre-tax income in the current period over the prior year period. The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three months ended November 30, 2023 and 2022, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2023 and 2022, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next nine months that would materially impact its consolidated financial statements.

The Company’s tax years for 2020, 2021, and 2022 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2019.

Note 9.    Commitments and Contingencies

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

Note 10.    Subsequent Events

Management has evaluated events subsequent to November 30, 2023, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including, but not limited to the impact of Covid-19, adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in costs and overhead, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and good relationships with suppliers, the willingness of lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

The condensed consolidated financial statements comprise the accounts of EACO and its wholly-owned subsidiary, Bisco, and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited.

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco. Bisco is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and one sales location located in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended November 30, 2023.

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

Upon completion of the Hunter Property purchase and the termination of the Hunter Lease, the Company recorded an asset impairment of $3.9 million, which is the carrying net book value of the previously recorded tenant improvements of the Hunter Property. See Note 2 of the Notes to Consolidated Financial Statements of this Report for further explanation.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2023 and 2022

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2023	2022	Change	Change
Net sales	$80,255	$76,319	$3,936	5.2%
Cost of sales	56,683	54,656	2,027	3.7%
Gross margin	$23,572	$21,663	$1,909	8.8%
Gross margin as a percent of revenues	29.4%	28.3%		1.1%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special-order fees, as well as freight charged to customers.

The increase in net sales and gross margins in the three months ended November 30, 2023 (“Q1 2024”) as compared to the three months ended November 30, 2022 (“Q1 2023”) was largely due to higher demand for products and favorable economic conditions in the current period. Further, the increase in net sales was due to an expansion of the Company’s salesforce by 47 employees, or 13%, over the prior year period and by increasing inventory levels so products could be readily available for shipment.

Operating Expenses ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2023	2022	Change	Change
Operating expense:
Selling, general and administrative expenses	$17,217	$15,685	$1,532	9.8%
Impairment on termination of lease	3,906	—	3,906	100.0%
Operating expenses	$21,123	$15,685	5,438	34.0%
Percent of net sales	26.3%	20.6%		5.7%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses. The increase in SG&A is primarily due to an increase in the number of sales and administrative employees, from 520 employees in Q1 2023 to 577 employees in Q1 2024. During Q1 2024, the Company recognized an impairment loss of $[3.9 million] due to purchase of the Hunter Property and termination of the Hunter Lease.

Other (Expense), Net ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2023	2022	Change	Change
Other income (expense):
Net gain (loss) on trading securities	$(44)	$442	$(486)	(110.0)%
Interest and other expense, net	(9)	(48)	39	(81.0)%
Other Income (expense), net	$(53)	$394	$(447)	(113.5)%
Percent of net sales	(4.9)%	0.5%		(5.4)%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2024, the Company recognized a net loss on trading securities of $44,000 as compared to a net gain of $442,000 in Q1 2023. The change in net trading securities in Q1 2024 was primarily due to timing of sales and purchases and general market climate for short and long positions during the period. In addition, other expenses increased in Q1 2024 due to an impairment loss associated with the purchase of the Hunter Property.

Interest and other (expense), net, decreased in Q1 2024 compared to Q1 2023, which was primarily due to interest income earned from US treasury bonds held during the Q1 2024.

Income Tax Provision ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2023	2022	Change	Change
Income tax provision	$617	$1,661	$(1,044)	(62.9)%
Percent of pre-tax income	25.8%	26.1%		(0.3)%

The provision for income taxes decreased by $1,044,000 in Q1 2024 over the prior year period. This decrease was due to lower taxable income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income decreased from 26.1% at Q1 2023 to 25.8% at Q1 2024.

Liquidity and Capital Resources

As of November 30, 2023 and August 31, 2023, the Company held approximately $6,499,000 and $8,558,000 of unrestricted cash and cash equivalents, respectively. The Company also held $4,227,000 and $27,228,000 of marketable securities at November 30, 2023 and August 31, 2023, respectively, which could be liquidated, if necessary.

As of November 30, 2023, the Company had a $15,000,000 line of credit with the Bank. The Company entered into a Change in Terms Agreement dated November 5, 2022 with the Bank (the “Amendment”), which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024. The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of November 30, 2023 and August 31, 2023, the Company was in compliance with all such covenants. The outstanding balances of the line of credit at November 30, 2023 and August 31, 2023 were $3,081,000 and $0, respectively.

The Company entered into a Construction Loan with the Bank to borrow up to $5,000,000 for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6% and entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at November 30, 2023 and August 31, 2023). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at November 30, 2023 and August 31, 2023 was $4,437,000 and $4,468,000, respectively.

The Company has also entered into a business loan agreement (and related $100,000 promissory note) on June 2, 2023 with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

On October 5, 2023, Bisco entered into the Purchase Agreement with the Trust, which is beneficially owned and controlled by Mr. Glen F. Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and a major stockholder. Pursuant to the Purchase Agreement, the Trust agreed to sell the Hunter Property to Bisco for a purchase price of $31,000,000 in cash. The transaction was closed on October 20, 2023.

Cash Flows from Operating Activities

Cash provided by operating activities was $301,000 for the three months ended November 30, 2023 as compared with cash provided by operations of $3,207,000 for the three months ended November 30, 2022. Cash provided by operating activities in the current period was primarily due to net income earned in the period, impairment on termination of lease, and a reduction in operating lease right of use assets. Changes related to the impairment and operating lease right of use assets is primarily due to the termination of the Hunter Lease and the purchase of the Hunter Property. This was adversely impacted by an increase in inventory purchases and decrease in accrued expenses and other liabilities for the three months ended November 30, 2023. The prior period cash provided by operating activities was primarily due to net income earned and a decrease in the trade accounts receivable balance in the period. This was also adversely impact to some extent by an increase in inventory purchases for the three months ended November 30, 2022.

Cash Flows from Investing Activities

Cash used in investing activities was $8,910,000 for the three months ended November 30, 2023 as compared with cash used in investing activities of $6,329,000 for the three months ended November 30, 2022. Cash used in investing activities in the three months ended November 30, 2023 was due to the purchase of the Hunter Property in the period, partially offset by sale of marketable securities. The cash used in investing activities for the prior period is primarily due to purchase of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2023 was $6,681,000 as compared with cash used in financing activities of $157,000 for the three months ended November 30, 2022. The cash provided in financing activities for the current period is primarily due to borrowing on revolving credit facility and the change in bank overdraft, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash used in financing activities for the prior period is primarily due to a decrease in the bank overdraft balance.

Contractual Financial Obligations

In addition to using cash flow generated from operations, the Company finances its operations through borrowings under its line of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and finance leases are recorded as liabilities on the consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the Company’s annual report on Form 10-K for the year ended August 31, 2023 as filed with the SEC on November 22, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2023, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2023 because of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q were fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that there was a material weakness in the Company’s internal control over financial reporting as of August 31, 2023, related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to the Company’s lease accounts, and certain inventory and accrued liability accounts.

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

Remediation Plan

We are in the process of developing a detailed plan for remediation of the material weakness, including developing and maintaining additional levels of review and approval. The Company has hired a third party accounting consultant and added an assistant controller to aid in implementing additional levels of review and approval. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended November 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to continue to incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant advertising expense for us because we generally mail fliers to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. For Q1 2024 and Q1 2023, we spent $88,000 and $101,000 on advertising, respectively.

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

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. We have in the past and may in the future experience security breaches in which credit and debit card and other personal information may be stolen, which could be costly and harm our reputation. We are working with a third party vendor to assist us in safeguarding our systems and protecting the personal information of our customers, employees and vendors. We are still at an early stage in this analysis and may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties, and could damage our reputation and adversely impact our customers.

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

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total outstanding on our line of credit as of November 30, 2023 was$3.1 million, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company entered into a loan agreement with the Bank for approximately $4.8 million that financed the tenant improvements on the corporate headquarters. See Note 4 for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to inflation and high interest rates, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

Concentration of Ownership Risks

The Company’s Chairman and CEO holds substantially all of our voting stock and can control the election of directors and significant corporate actions.

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

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of November 30, 2023, the number of shares held by non-affiliates of the Company was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock. During Q2 2021, the Company was downgraded from the QTCQB to the OTC Pink Open Market due to not having at least 5% public float.

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

We have from time to time had material weaknesses in our internal controls over financial reporting due to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to the Company’s lease accounts, and certain inventory and accrued liability accounts. Although we believe we have addressed these material weaknesses, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

EACO CORPORATION
(Registrant)

Date: January 16, 2024	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Chief Financial Executive
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

10.1

Purchase Agreement for Real Property and Escrow Instructions, dated October 5, 2023, between Bisco and the Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2023).

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.