Form 10-Q
period 2024-02-29
EACO CORP
filed 2024-04-09
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024, or

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

(714) 876-2490

(Registrant’s Telephone Number, including area code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

As of April 8, 2024, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net sales	$83,335	$76,925	$163,590	$153,244
Cost of sales	58,308	54,661	114,991	109,317
Gross margin	25,027	22,264	48,599	43,927
Operating expenses:
Selling, general and administrative expenses	17,598	15,606	34,815	31,291
Impairment on termination of lease	—	—	3,906	—
Income from operations	7,429	6,658	9,878	12,636

Other income (expense):
Net gain (loss) on trading securities	23	179	(21)	621
Interest and other income (expense)	(75)	46	(84)	(2)
Other income (expense), net	(52)	225	(105)	619
Income before income taxes	7,377	6,883	9,773	13,255
Provision for income taxes	1,879	1,783	2,496	3,444
Net income	5,498	5,100	7,277	9,811
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$5,479	$5,081	$7,239	$9,773
Basic and diluted earnings per share:	$1.13	$1.05	$1.49	$2.01
Diluted earnings per share:	$1.12	$1.04	$1.48	$2.00
Basic weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net income	$5,498	$5,100	$7,277	$9,811
Other comprehensive gain (loss), net of tax:
Foreign translation gain (loss)	45	1	(86)	(85)
Total comprehensive income	$5,543	$5,101	$7,191	$9,726

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	February 29,	August 31,
	2024	2023*
ASSETS
Current Assets:
Cash and cash equivalents	$3,984	$8,558
Restricted cash	10	10
Trade accounts receivable, net	46,987	46,654
Inventory, net	63,753	56,270
Marketable securities, trading	1,678	27,228
Prepaid expenses and other current assets	3,170	3,843
Total current assets	119,582	142,563
Property, equipment and leasehold improvements, net	35,537	8,041
Operating lease right-of-use assets	4,692	9,988
Other assets, net	1,534	1,652
Total assets	$161,345	$162,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$27,986	$22,505
Accrued expenses and other current liabilities	8,209	16,375
Current portion of operating lease liabilities	2,245	3,950
Current portion of long-term debt	120	120
Total current liabilities	38,560	42,950
Long-term debt	4,286	4,348
Long-term operating lease liabilities	2,625	6,225
Total liabilities	45,471	53,523
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	(48)	38
Retained earnings	103,494	96,255
Total shareholders’ equity	115,874	108,721
Total liabilities and shareholders’ equity	$161,345	$162,244
*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2023 filed with the U.S. Securities and Exchange Commission on November 22, 2023.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
For the three and six months ended February 29, 2024
Balance, August 31, 2023*	36,000	$1	4,861,590	$49	$12,378	$38	$96,255	$108,721
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(131)	—	(131)
Net income	—	—	—	—	—	—	1,779	1,779
Balance, November 30, 2023	36,000	$1	4,861,590	$49	$12,378	$(93)	$98,015	$110,350
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	5,498	5,498
Balance, February 29, 2024	36,000	$1	4,861,590	$49	$12,378	$(48)	$103,494	$115,874

For the three and six months ended February 28, 2023
Balance, August 31, 2022*	36,000	$1	4,861,590	$49	$12,378	$174	$75,146	$87,748
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(86)	—	(86)
Net income	—	—	—	—	—	—	4,711	4,711
Balance, November 30, 2022	36,000	$1	4,861,590	$49	$12,378	$88	$79,838	$92,354
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	5,100	5,100
Balance, February 28, 2023	36,000	$1	4,861,590	$49	$12,378	$89	$84,919	$97,436
*

Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2023 and 2022 as filed with the U.S. Securities and Exchange Commission on November 22, 2023 and November 4, 2022, respectively

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2024	2023
Operating activities:
Net income	$7,277	$9,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	806	708
Credit loss expense	135	182
Net unrealized (gain) loss on trading securities	267	(621)
Deferred tax provision	40	—
Impairment on termination of lease	3,906	—
Changes in current assets and liabilities:
Trade accounts receivable	(468)	2,901
Inventory	(7,483)	(4,658)
Prepaid expenses and other assets	751	1,356
Operating lease right-of-use assets	5,296	(271)
Trade accounts payable	3,404	1,087
Accrued expenses and other current liabilities	(8,166)	(4,842)
Operating lease liabilities	(5,305)	285
Net cash provided by operating activities	460	5,938
Investing activities:
Purchase of property, equipment, and leasehold improvements	(32,208)	(391)
Sale (purchase) of marketable securities, trading	25,283	(17,319)
Net cash used in investing activities	(6,925)	(17,710)
Financing activities:
Repayments on long-term debt	(62)	(58)
Preferred stock dividend	(38)	(38)
Net change in bank overdraft	2,077	(109)
Net cash provided by (used in) financing activities	1,977	(205)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(86)	(85)
Net decrease in cash, cash equivalents, and restricted cash	(4,574)	(12,062)
Cash, cash equivalents, and restricted cash - beginning of period	8,568	17,396
Cash, cash equivalents, and restricted cash - end of period	$3,994	$5,334
Supplemental disclosures of cash flow information:
Cash paid for interest	$145	$102
Cash paid for income taxes	$8,276	$7,544

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

Note 2.    Significant Accounting Policies and Significant Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include allowance for credit losses”, provision for slow moving and obsolete inventory, recoverability of the carrying value and estimated useful lives of long-lived assets, and the valuation allowance against deferred tax assets, if any. Actual results could differ from those estimates.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the Company's fiscal year ended August 31, 2023 (“fiscal 2023”). The condensed consolidated balance sheet as of August 31, 2023 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2023. Operating results for the three and six months ended February 29, 2024 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Allowance for Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective, as amended, for smaller reporting companies for all periods beginning after December 15, 2022, including interim periods within those fiscal years. Management has evaluated this statement and has determined that it did not have a material impact on the Company’s result of operations or financial position.

We maintain an allowance for credit losses for estimated losses on our trade receivable, resulting from the inability of our customers to make payments for products sold to such customers. The allowance for credit losses is based on a variety of factors, including credit reviews, historical experience, length of time since receivables were due, current economic trends and changes in customer payment behavior. We also record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial positions. The allowance for credit losses was $259,000 and $245,000 at February 29, 2024 and August 31, 2023, respectively.

Inventories, net

Inventories consist primarily of electronic fasteners and components and are stated at the lower of cost or estimated net realizable value. Cost is determined using the weighted average cost that approximates the first-in, first-out method. Inventories are adjusted for slow moving or obsolete items, which was approximately $1,885 million and $1,806 million at February 29, 2024 and August 31, 2023, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over the inventory’s expected future utilization and length of time held by the Company.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are measured by comparing the carrying amount to future net cash flows. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds such asset’s estimated fair values.

On October 20, 2023, the Company completed the purchase of its corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”) from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”) for $31.0 million in cash. An appraisal, conducted in September 2023 by an independent third party, valued the Hunter Property at $31.0 million, which was inclusive of tenant improvements previously purchased and recorded by the Company. Upon completion of the Hunter Property purchase and the termination of the Hunter Lease (as defined below) during the three month quarter ended November 30, 2023 (Q1 2024), the Company recorded an asset impairment of $3.9 million, which was the net book carrying value of the tenant improvements at the date the building was acquired.

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

Many leases include one or more options to renew the contract. Therefore, renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain to be exercised. The Company regularly evaluates the renewal options during each reporting period and when the renewal options are reasonably certain to be exercised, management will include the lease renewal period in our contractual term when estimating the ROU assets and related liabilities.

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of February 29, 2024, the Company has ROU assets of approximately $4.7 million and lease liabilities of approximately $4.9 million recorded in the consolidated balance sheet. As of August 31, 2023, the Company had ROU assets of approximately $10.0 million and lease liabilities of approximately $10.2 million recorded in the consolidated balance sheet. The reduction in ROU assets and lease liabilities is due to the purchase of the Hunter Property in October 2023.

Earnings Per Common Share

Basic earnings per common share for each of the three and six months ended February 29, 2024 and February 28, 2023 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at each of February 29, 2024 and February 28, 2023. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the quarters ended February 29, 2024 and February 28, 2023 as the inclusion of such securities would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (specifically, Canadian dollars used to record the assets and liabilities for Bisco Industries limited) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars to U.S. dollars on February 29, 2024 and February 28, 2023 was $0.74 and $0.73, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for each of the three and six months ended February 29, 2024 and February 28, 2023. The average exchange rates for the six months ended February 29, 2024 and February 28, 2023 were $0.73 and $0.74, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 10% of revenues for each of the six months ended February 29, 2024 and February 28, 2023, and related accounts receivable were approximately 10% and 11% of total accounts receivable as of February 29, 2024 and February 28, 2023, respectively. Sales to customers in Canada accounted for approximately 28% and 30% of such international sales for the six months ended February 29, 2024 and February 28, 2023, respectively. Sales to customers located within Asia accounted for approximately 37% and 45% of such international sales for the six months ended February 29, 2024 and February 28, 2023, respectively.

No single customer accounted for more than 10% of revenues for either of the six months ended February 29, 2024 and February 28, 2023. In addition, no single customer’s receivable balance accounted for more than 10% of the Company’s customer receivables as of either February 29, 2024 or August 31, 2023.

Note 3.    Accrued Liabilities

The Company’s accrued liabilities as of February 29, 2024 and August 31, 2023 are summarized as follows (in thousands):

	February 29,	August 31,
	2024	2023
Accrued expenses and other current liabilities:

Accrued accounts payable	$1,707	$2,090
Accrued compensation and payroll	4,463	6,410
Accrued taxes	2,039	7,875
Total Accrued expenses and other current liabilities	$8,209	$16,375

Note 4.    Debt

The Company has a $15.0 million line of credit agreement with Citizens Business Bank (“the Bank”). During the first quarter of 2023, the Company entered into a Change in Terms Agreement dated November 5, 2022 with the Bank, which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024.  The Company is currently in negotiations with extending the line of credit with the Bank.

The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amount outstanding under this line of credit as of each of February 29, 2024 and August 31, 2023 was zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of February 29, 2024 and August 31, 2023, the Company was in compliance with all such covenants.

The Company also entered into a Loan Agreement with the Bank on July 12, 2019 to borrow up to $5.0 million (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5.0 million with a maturity date of May 15, 2027. The terms of the Construction Loan provided that the Company could only request advances through July 15, 2020, and thereafter, the Construction Loan converted to a term loan with a fixed interest rate of 4.6% per annum, which is entitled to a 0.25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan was converted to a term loan in the amount of $4.807 million. Interest on the Construction Loan is payable monthly (4.35% per annum).

Concurrent with the execution of the Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at February 29, 2024 and August 31, 2023 was $4.406 million and $4.468 million, respectively.

Lastly, the Company entered into a business loan agreement (and related $100,000 promissory note) on June 2, 2023 with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5.     Leases

The Company leases its facilities and automobiles under operating lease agreements (one distribution facility, located in Glendale Heights, IL, is leased from the Trust, which is beneficially owned and controlled by Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder). Our operating lease agreements expire on various dates through September 2027 and require minimum rental payments ranging from $1,000 to $22,600 per month. Certain of the leases contain options for renewal under varying terms.

On October 20, 2023, the Company closed escrow on the purchase of the Hunter Property, which was leased by the Company, from the Trust for a purchase price of $31.0 million. See Note 7 of the Notes to Consolidated Financial Statements of this Report for further explanation.

Minimum future rental payments under operating leases are as follows:

Years Ending :
2024 (remaining six months)	$1,602,000
2025	1,946,000
2026	1,133,000
2027	619,000
2028	167,000
Thereafter	21,000
Future minimum lease payments	$5,488,000
Less interest	(618,000)
Present value of minimum lease payments	$4,870,000

Operating lease costs under these leases were approximately $1.373 million and $1.686 million for the six months ended February 29, 2024and February 28, 2023, respectively.

Other information related to operating leases is as follows:

	February 29,	August 31,
	2024	2023
Weighted average remaining lease terms	2.9 years	4.3 years
Incremental borrowing rate	5.71%	4.73%

The discount rate used on the operating ROU assets represented the Company’s incremental borrowing rate at lease inception.

Note 6.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
(In thousands, except share and per share amounts)
EPS:
Net income	$5,498	$5,100	$7,277	$9,811
Less: accrued preferred stock dividends	(19)	(19)	(38)	(38)
Net income available for common shareholders	$5,479	$5,081	$7,239	$9,773

Earnings per common share – basic	$1.13	$1.05	$1.49	$2.01
Earnings per common share – diluted	$1.12	$1.04	$1.48	$2.00

For each of the three and six months ended February 29, 2024 and February 28, 2023, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion of such shares would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 7.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the six months ended February 29, 2024 and February 28, 2023, the Company incurred expense related to the Glendale Lease of approximately $156,000 and $152,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 20, 2023, and had an initial monthly rental rate of $66,300, which was subject to annual rent increases of approximately 2.5% as was set forth in the Hunter Lease. During the six months ended February 29, 2024 and February 28, 2023, the Company incurred expense related to the Hunter Lease of approximately $123,000 and $428,000, respectively.

On October 5, 2023, the Company entered into a Standard, Purchase Agreement and Escrow Instructions (the “Purchase Agreement”) to purchase the Hunter Property for a purchase price of $31.0 million in cash, which closed on October 20, 2023. The Hunter Property is expected to continue to house the Company’s corporate headquarters and Anaheim distribution center for the foreseeable future. The Hunter Property was purchased with cash, funded by the Company’s available cash accounts and liquidated securities.

Note 8.    Income Taxes

During the six months ended February 29, 2024 and February 28, 2023, the Company recorded an income tax provision of $2,496,000 and $3.444 million, respectively, resulting in an effective tax rate of 25.5% and 26.0%, respectively. The provision for income taxes decreased by $948,000 in the six months period ended February 29, 2024 over the prior year period due to lower pre-tax income in the current period over the prior year period. The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For each of the three and six months ended February 29, 2024 and February 28, 2023, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For each of the three and six months ended February 29, 2024 and February 28, 2023, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next six months that would materially impact its consolidated financial statements.

The Company’s tax years for 2020 to 2023 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2019.

Note 9.    Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject the Company to damages or equitable remedies, and divert management and key personnel from core business operations. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Note 10.    Subsequent Events

Management has evaluated events subsequent to February 29, 2024, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including, but not limited to the impact of adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in costs and overhead, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and good relationships with suppliers, the willingness of lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof or the date of any other filing with the SEC, as applicable. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

The condensed consolidated financial statements comprise the accounts of EACO and its wholly-owned subsidiary, Bisco, and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited.

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco. Bisco is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and one sales office located in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Within the context of these critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended February 29, 2024.

Revenue Recognition

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (“ASU 2014-09”). The revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The Company’s performance obligations consist solely of products shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products. Revenue is recognized net of returns and any taxes collected from customers. We generally offer industry standard contractual terms in our purchase orders.

Inventory

The Company’s inventory provisions are based upon management’s review of inventories on-hand over the inventory’s expected future utilization and length of time held by the Company. The Company’s methodology for estimating these adjustments to the cost basis is evaluated for factors that could require changes to the cost basis including significant changes in product demand, market conditions, condition of the inventory or net realizable value. If business or economic conditions change, management’s estimates and assumptions may be adjusted as deemed appropriate.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of the impairment review, assets are tested on an individual basis. The recoverability of the assets is measured by a comparison of the carrying value of each asset to the future net undiscounted cash flows expected to be generated by such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds such asset’s estimated fair value.

Upon completion of the Hunter Property purchase and the termination of the Hunter Lease, the Company recorded an asset impairment of $3.9 million, which is the carrying net book value of the previously recorded tenant improvements of the Hunter Property. See Note 2 of the Notes to Consolidated Financial Statements of this Report for further explanation.

Results of Operations

Comparison of the Three Months Ended February 29, 2024 and February 28, 2023

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	February 29,	February 28,	$	%
	2024	2023	Change	Change
Net sales	$83,335	$76,925	$6,410	8.3%
Cost of sales	58,308	54,661	3,647	6.7%
Gross profit	$25,027	$22,264	$2,763	12.4%
Gross profit as a percent of net sales	30.0%	28.9%		1.1%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special-order fees, as well as freight charged to customers.

The increase in revenues in the three months ended February 29, 2024 (“Q2 2024”) as compared to the three months ended February 28, 2023 (“Q2 2023”) was largely due to an increased of the sales headcount by 43 employees, increasing from 370 sales employees to 413 sales employees for Q2 2023 and Q2 2024 respectively.  Revenues and gross profit for Q2 2024 have increased when compared to Q2 2023 due to higher inventory stock available and sales activity filling the demand for those products.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	February 29,	February 28,	$	%
	2024	2023	Change	Change
Selling, general and administrative expenses	$17,598	$15,606	$1,992	12.8%
Percent of net sales	21.1%	20.3%		0.8%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2024 increased from Q2 2023 largely due to increased employee headcount, increasing from 525 employees at Q2 2023 to 584 employees at Q2 2024.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
	February 29,	February 28,	$	%
	2024	2023	Change	Change
Other income (expense):
Net gain gain on trading securities	$23	$179	$(156)	(87.2)%
Interest and other income (expense), net	(75)	46	(121)	(263.0)%
Other income (expense), net	$(52)	$225	$(277)	(123.1)%
Percent of net sales	0.0%	0.3%		(0.3)%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2024, the Company recognized a net gain on trading securities of $23,000 as compared to a net gain of $179,000 in Q2 2023.  The net trading securities gains in Q2 2024 and Q2 2023 was primarily due to timing of sales and purchases and general market climate for short and long positions during the applicable period.

Interest and other income (expense), net, decreased in Q2 2024 compared to Q2 2023, which was primarily due to interest expense from carrying a balance on the line of credit during portion of Q2 2024 compared to a zero-balance carried during Q2 2023.

Income Tax Provision ($ in thousands)

	Three Months Ended
	February 29,	February 28,	$	%
	2024	2023	Change	Change
Income tax provision	$1,879	$1,783	$96	5.4%
Percent of pre-tax income	25.5%	25.9%		(0.4)%

The provision for income taxes increased by $96,000 in Q2 2024 over the same prior year period. This increase was primarily due to higher income in the current quarter as compared to the prior year period.  The income tax provision as a percent of pre-tax income decreased from 25.9% at Q2 2023 to 25.5% at Q2 2024, which was primarily due to the state tax rate mix and permanent book tax differences.

Comparison of the Six Months Ended February 29, 2024 and February 28, 2023

Net Sales and Gross Profit ($ in thousands)

	Six Months Ended
	February 29,	February 28,
	2024	2023	$ Change	% Change

Net Sales	$163,590	$153,244	$10,346	6.8%
Cost of sales	114,991	109,317	5,674	5.2%
Gross profit	$48,599	$43,927	$4,672	10.6%
Percent of net sales	29.7%	28.7%	—	1.0%

The increase in revenues and gross margins as a percent of revenues in the six months ended February 29, 2024 as compared to the six months ended February 28, 2023 was largely due to a larger amount of inventory available and increased sales employee headcount in the current period.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended
	February 29,	February 28,
	2024	2023	$ Change	% Change
Operating expense:
Selling, general and administrative expenses	$34,815	$32,291	$2,524	7.8%
Impairment on termination of lease	3,906	––	3,906	100.0%
Operating expenses	$38,721	$32,291	6,430	19.9%
Percent of net sales	23.7%	21.1%	—	2.6%

SG&A in the six months ended February 29, 2024 increased from the same period in the prior year primarily due to an increase in the number of sales and administrative employees, from 525 employees in Q2 2023 to 584 employees in Q2 2024.  During the first quarter of fiscal 2024, the Company recognized an impairment loss of $3.9 million due to the purchase of the Hunter Property and termination of the Hunter Lease. Operating expenses as a percent of revenue in the current period increased from the prior year period primarily due to the impairment loss and higher payroll expenses.

Other Income (Expense), Net ($ in thousands)

	Six Months Ended
	February 29,	February 28,
	2024	2023	$ Change	% Change
Other income (expense):
Net (loss) gain on trading securities	$(21)	$621	$(642)	(103.4)%
Interest and other (expense), net	(84)	(2)	(82)	(4100.0)%
Other income (expense), net	$(105)	$619	$(724)	(117.0)%
Percent of net sales	(0.1)%	0.4%	—	(0.5)%

During the six months ended February 29, 2024, the Company recognized a net loss on trading securities of $21,000 as compared to a net gain of $621,000 in the same period in the prior year.  The net trading securities losses and gains, as applicable, in the six months ended February 29, 2024 and February 28, 2023 were primarily due to timing of sales and purchases of investment securities and general market climate for long positions during the applicable period.  Further, in the prior year period, there was a higher amount of cash invested than in the current period, which produced higher dividends in the prior period.

Interest and other income (expense), net, decreased during the six months ended February 29, 2024 compared to the same period in the prior year, which was primarily due to interest expense from carrying a balance on the line of credit during a portion of the current period.

Income Tax Provision ($ in thousands)

	Six Months Ended
	February 29,	February 28,
	2024	2023	$ Change	% Change

Income tax provision	$2,496	$3,444	$(948)	(27.5)%
Percent of pre-tax income	25.5%	26.0%	—	(0.5)%

The provision for income taxes decreased by $948,000 for the six months ended February 29, 2024 when compared to the prior year period. This decrease was primarily due to lower income in the current six month period as compared to the prior year period.

Liquidity and Capital Resources

As of February 29, 2024 and August 31, 2023, the Company held approximately $3.984 million and $8.558 million of unrestricted cash and cash equivalents, respectively. The Company also held $1.678 million and $27.228 million of marketable securities at February 29, 2024 and August 31, 2023, respectively, which could be liquidated, if necessary.

As of February 29, 2024, the Company had an available $15.0 million line of credit with the Bank.  The Company entered into a Change in Terms Agreement dated November 5, 2022 with the Bank, which extended the maturity date of the line of credit from November 5, 2022 to July 5, 2024.  The line of credit has a variable interest rate set at the bank prime index rate, provided that in no event would such interest rate be less than 3.5% per annum.  Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of February 29, 2024 and August 31, 2023, the Company was in compliance with all such covenants. The outstanding balance of the line of credit as of each of February 29, 2024 and August 31, 2023 was zero.

The Company entered into a Construction Loan with the Bank to borrow up to $5.0 million for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5.0 million with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan was converted to a term loan in the amount of $4.807 million. Interest on the Construction Loan is payable monthly (4.35% per annum as of each of February 29, 2024 and August 31, 2023). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at February 29, 2024 and August 31, 2023 was $4.406 million and $4.468 million, respectively.

The Company has also entered into a business loan agreement (and related $100,000 promissory note) on June 2, 2023 with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

On October 5, 2023, Bisco entered into the Purchase Agreement with the Trust, which is beneficially owned and controlled by Mr. Glen F. Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and a major stockholder. Pursuant to the Purchase Agreement, the Trust agreed to sell the Hunter Property to Bisco for a purchase price of $31.0 million in cash.  The transaction closed on October 20, 2023.

Cash Flows from Operating Activities

Cash provided by operating activities was $460,000 for the six months ended February 29, 2024 as compared with cash provided by operating activities of $5.938 million for the six months ended February 28, 2023.  Cash provided by operating activities in the current period was primarily due to net income earned in the period and an increase in trade accounts payable. Cash provided by operating activities was adversely impacted to some extent by an increase in inventory and a decrease in accrued expenses at the six months ended February 29, 2024 when compared to the prior year period.  The prior period cash provided by operating activities was primarily due to the net income in that period and a decrease in trade accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities was $6.925 million for the six months ended February 29, 2024 as compared with cash used in investing activities of $17.71 million for the six months ended February 28, 2023.  Cash used in investing activities in the current period is primarily due to the purchase of the Hunter Property in October 2023, partially offset by net sales of marketable securities. Prior period cash used in investing activities was primarily due to the purchase of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended February 29, 2024 was $1.977 million as compared with cash used in financing activities of $205,000 for the six months ended February 28, 2023.  The cash provided by financing activities for the current period is primarily due to the net increase in bank overdraft in the current period, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank.  The cash used in financing activities for the prior period is primarily due to a decrease in the bank overdraft balance.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 29, 2024, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 29, 2024 because of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q were fairly stated in all material respects in accordance with GAAP.

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

Remediation Plan

We are in the process of developing a detailed plan for remediation of the material weakness, including developing and maintaining additional levels of review and approval. The Company has hired a third-party accounting consultant and has recently hired an assistant controller to aid in implementing additional levels of review and approval. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended February 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Substantially all of the agreements that we have with our suppliers, including our authorized distributor agreements, are terminable by our suppliers with little or no notice or penalty. Suppliers that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other distributors or channels. Any termination, interruption or adverse modification of our relationship with a key supplier or a significant number of other suppliers would likely adversely affect our operating income, cash flow and future prospects.

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

We rely on third party suppliers for most of our products, and we may not be able to identify and procure relevant new products and products lines that satisfy our customers’ needs on favorable terms and prices, or at all.

We currently rely on a large number of third-party suppliers for most of our products. Since we do not manufacture our products, we rely on these suppliers to provide quality products that are in demand by our customers. Our success depends in part on our ability to develop product expertise and continue to identify and provide future high-quality products and product lines that complement our existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless we can continue to offer a broad range of high quality, reliable products that address the trends in the markets in which we compete.

Increases in the costs of energy, shipping and raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which would result in lower operating margins.

Costs of raw materials used in our products and energy costs have been rising during the last several years, which has resulted in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The shipping costs for our products have risen as well and may continue to rise. While we typically try to pass increased supplier prices and shipping costs through to our customers or to modify our activities to mitigate the impact of increased costs, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact of increased costs would have an adverse effect on our operating margins and could make our products less competitive, either of which could adversely impact our margins and results of operations.

The unauthorized access to, or theft or destruction of, customer or employee personal, financial or other data or of our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

The protection of customer, employee and Company data is critical to us. We are subject to laws relating to information security, privacy, cashless payments, consumer credit and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes. If we fail to comply with laws and regulations regarding privacy and security, we could be subject to significant fines, and could become subject to investigations, litigation and the disruption of our operations.

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. We have in the past and may in the future experience security breaches in which credit and debit card and other personal information may be stolen, which could be costly and harm our reputation. We are working with a third-party vendor to assist us in safeguarding our systems and protecting the personal information of our customers, employees and vendors. We are still at an early stage in this analysis and this analysis may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties and could damage our reputation and adversely impact our customers.

We rely heavily on our internal information systems, which, if not properly functioning, could materially and adversely affect our business.

Our information systems have been in place for many years and are subject to system failures and problems caused by human error, which could have a material adverse effect on our business. Many of our systems consist of a number of legacy or internally developed applications, which can be more difficult to upgrade to commercially available software. It may be time consuming and costly for us to retrieve data that is necessary for management to evaluate our systems of control and information flow. In the future, management may decide to convert our information systems to a single enterprise solution. Such a conversion, while it would enhance the accessibility and reliability of our data, could be expensive and would not be without risk of data loss, delay or business interruption. Maintaining and operating these systems requires continuous investments. Failure of any of these internal information systems or material difficulties in upgrading these information systems could have material adverse effects on our business and our timely compliance with our reporting obligations.

Disruptions to our information systems, including security breaches, losses of data or outages, and other security issues, have and could in the future adversely affect our operations.

We rely on information systems, some of which are managed by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. We monitor and mitigate our exposure to cybersecurity issues and modify our systems when warranted and we have implemented certain business continuity items including data backups at alternative sites. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, computer viruses, cyberattacks and security breaches, ranging from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures. These include industrial espionage attacks, data theft, malware, phishing, ransomware attacks, or other cybersecurity threats or incidents. The increased use of mobile technologies and the internet of things can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results. In addition, we must comply with increasingly complex regulations intended to protect business and personal data in the U.S. and globally. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among the Company and its international subsidiaries. Compliance with these regulations can be costly and any failure to comply could result in legal and reputational risks as well as penalties, fines and damages that could adversely affect our financial results.

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

One of our primary growth strategies is to grow our business through the opening of sales offices in new geographic markets. This strategy requires continued investment, both financially, and through management’s efforts to make the new offices operational. Based on our analysis of demographics in the United States, Canada, Mexico and countries within Asia, we currently estimate there is potential market opportunity in North America and Asia to support additional sales offices. We cannot guarantee that our estimates are accurate or that we will open enough offices to capitalize on the full market opportunity or that any new offices will be successful or profitable in the near future, or at all. In addition, a particular local market’s ability to support a sales office may change due to competition or local economic conditions.

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

Our new sales offices do not typically achieve operating results comparable to our existing offices until after several years of operation.  The added expenses relating to payroll, occupancy, and transportation costs can impact our ability to generate earnings from new sales offices.  Offices in new geographic areas face additional challenges to achieving profitability, and we cannot guarantee how long it will take new offices to become profitable, or that such offices will ever become profitable.  In new markets, we have less familiarity with local customer preferences and customers in these markets are less familiar with our name and capabilities.  Entry into new markets may also bring us into competition with new, unfamiliar competitors.  These challenges associated with opening new offices in new markets may have an adverse effect on our business and operating results.

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

In addition, unanticipated losses from our trading activities may cause Bisco to be in violation of certain covenants under its line of credit agreement with the Bank.  The line of credit agreement is secured by substantially all of Bisco’s assets.  The line of credit agreement contains covenants which require that, on a quarterly basis, Bisco’s losses from trading in securities not exceed its pre-tax operating income.  We cannot assure you that unanticipated losses from our trading activities will not cause us to violate our covenants in the future or that the Bank will grant a waiver for any such default or that it will not exercise its remedies, which could include the refusal to allow additional borrowings on the line of credit or the acceleration of the obligation’s maturity date and foreclosure on Bisco’s asset, with respect to any such noncompliance, which could have a material adverse effect on our business and operations.

We may not have adequate or cost-effective liquidity or capital resources.

We recently used $31.0 million of our cash to purchase the Hunter Property. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  The total amount outstanding on our line of credit as of February 29, 2024 was zero, which line of credit is secured by substantially all of Bisco’s assets.  Further, the Company entered into a loan agreement with the Bank for approximately $4.7 million that financed the tenant improvements on the Hunter Property.  See Note 4 of the Notes to Consolidated Financial Statements of this Report for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to inflation and high interest rates, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan,our financial condition and our results of operations.

We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase our costs to procure products and impact our foreign sales.

Because the functional currency related to our Canadian operations and certain of our foreign vendor purchases is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Fluctuations in the relative strength of foreign economies and related foreign currencies could adversely impact our ability to procure products overseas at competitive prices and our foreign sales. Historically, our primary exchange rate exposure has been with the Canadian dollar.

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

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of February 29, 2024, the number of shares held by non-affiliates of the Company was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

General Risk Factors

Changes and uncertainties in the economy have harmed and could continue to harm our operating results.

Sales of our products are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, shipping costs, geopolitical events, and other factors. Although we sell our products to customers in a broad range of industries, if economic conditions significantly weaken on a global scale, it may cause some of our customers to experience a slowdown, from time to time, which may in turn have an adverse effect on our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.

If we fail to maintain an effective system of internal controls over financial reporting or experience material weaknesses in our system of internal controls, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on the market price of our common stock and our business.

We have from time to time had material weaknesses in our internal controls over financial reporting due to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to the Company’s lease accounts, and certain inventory and accrued liability accounts. Company is in the process of developing a detailed plan for remediation of the material weakness, including developing and maintaining additional levels of review and approval. Although we will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures., we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

EACO CORPORATION
(Registrant)

Date: April 9, 2024	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Controller and Chief Financial Executive
(Principal Accounting Officer)