Form 10-Q
period 2024-05-31
EACO CORP
filed 2024-07-15
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024, or

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

Yes ☐   No ☒

As of July 12, 2024, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2024	2023	2024	2023
Net sales	$96,121	$80,249	$259,711	$233,493
Cost of sales	68,193	57,008	183,184	166,325
Gross margin	27,928	23,241	76,527	67,168
Operating expenses:
Selling, general and administrative expenses	26,314	16,277	61,129	47,568
Impairment on termination of lease	–	–	3,906	–
Income from operations	1,614	6,964	11,492	19,600

Other income (expense):
Net (loss) gain on trading securities	(24)	163	(45)	784
Interest and other (expense)	(44)	(36)	(128)	(38)
Other (expense) income, net	(68)	127	(173)	746
Income before income taxes	1,546	7,091	11,319	20,346
Provision for income taxes	362	1,772	2,858	5,216
Net income	1,184	5,319	8,461	15,130
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)
Net income attributable to common shareholders	$1,165	$5,300	$8,404	$15,073
Basic earnings per share:	$0.24	$1.09	$1.73	$3.10
Diluted earnings per share:	$0.24	$1.09	$1.73	$3.09
Basic weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2024	2023	2024	2023
Net income	$1,184	$5,319	$8,461	$15,130
Other comprehensive gain (loss), net of tax:
Foreign translation gain (loss)	18	(50)	(68)	(135)
Total comprehensive income	$1,202	$5,269	$8,393	$14,995

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	May 31,	August 31,
	2024	2023*
ASSETS
Current Assets:
Cash and cash equivalents	$737	$8,558
Restricted cash	10	10
Trade accounts receivable, net	54,059	46,654
Inventory, net	67,409	56,270
Marketable securities, trading	9,405	27,228
Prepaid expenses and other current assets	3,838	3,843
Total current assets	135,458	142,563
Property, equipment and leasehold improvements, net	35,415	8,041
Operating lease right-of-use assets	4,498	9,988
Other assets, net	1,508	1,652
Total assets	$176,879	$162,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$33,614	$22,505
Accrued expenses and other current liabilities	17,160	16,375
Current portion of operating lease liabilities	2,148	3,950
Current portion of long-term debt	120	120
Total current liabilities	53,042	42,950
Long-term debt	4,254	4,348
Long-term operating lease liabilities	2,526	6,225
Total liabilities	59,822	53,523
Commitments and Contingencies
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive (loss) income	(30)	38
Retained earnings	104,659	96,255
Total shareholders’ equity	117,057	108,721
Total liabilities and shareholders’ equity	$176,879	$162,244
*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2023 filed with the U.S. Securities and Exchange Commission on November 22, 2023.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
For the three and nine months ended May 31, 2024
Balance, August 31, 2023*	36,000	$1	4,861,590	$49	$12,378	$38	$96,255	$108,721
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(131)	—	(131)
Net income	—	—	—	—	—	—	1,779	1,779
Balance, November 30, 2023	36,000	$1	4,861,590	$49	$12,378	$(93)	$98,015	$110,350
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	5,498	5,498
Balance, February 29, 2024	36,000	$1	4,861,590	$49	$12,378	$(48)	$103,494	$115,874
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	18	—	18
Net income	—	—	—	—	—	—	1,184	1,184
Balance, May 31, 2024	36,000	$1	4,861,590	$49	$12,378	$(30)	$104,659	$117,057

For the three and nine months ended May 31, 2023
Balance, August 31, 2022*	36,000	$1	4,861,590	$49	$12,378	$174	$75,146	$87,748
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(86)	—	(86)
Net income	—	—	—	—	—	—	4,711	4,711
Balance, November 30, 2022	36,000	$1	4,861,590	$49	$12,378	$88	$79,838	$92,354
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	5,100	5,100
Balance, February 28, 2023	36,000	$1	4,861,590	$49	$12,378	$89	$84,919	$97,436
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(50)	—	(50)
Net income	—	—	—	—	—	—	5,319	5,319
Balance, May 31, 2023	36,000	$1	4,861,590	$49	$12,378	$39	$90,219	$102,686
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

(in thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2024	2023
Operating activities:
Net income	$8,461	$15,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,247	1,052
Credit loss expense	359	201
Deferred tax provision	51	—
Net unrealized loss (gain) on trading securities	357	(784)
Impairment on termination of lease	3,906	—
Changes in current assets and liabilities:
Trade accounts receivable	(7,764)	3,913
Inventory	(11,139)	(7,656)
Prepaid expenses and other assets	98	1,151
Operating lease right-of-use assets	5,490	(1)
Trade accounts payable	8,043	(1,885)
Accrued expenses and other current liabilities	785	(2,397)
Operating lease liabilities	(5,501)	10
Net cash provided by operating activities	4,393	8,734
Investing activities:
Purchase of property, equipment, and leasehold improvements	(32,527)	(646)
Net sales (purchases) of marketable securities, trading	17,466	(23,738)
Net cash used in investing activities	(15,061)	(24,384)
Financing activities:
Repayments on long-term debt	(94)	(87)
Preferred stock dividend	(57)	(57)
Net change in bank overdraft	3,066	(109)
Net cash provided by (used in) financing activities	2,915	(253)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(68)	(135)
Net decrease in cash, cash equivalents, and restricted cash	(7,821)	(16,038)
Cash, cash equivalents, and restricted cash - beginning of period	8,568	17,396
Cash, cash equivalents, and restricted cash - end of period	$747	$1,358
Supplemental disclosures of cash flow information:
Cash paid for interest	$145	$152
Cash paid for income taxes	$8,276	$7,217

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

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

Note 2.    Significant Accounting Policies and Significant Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include allowance for credit losses, provision for slow moving and obsolete inventory, recoverability of the carrying value and estimated useful lives of long-lived assets, and the valuation allowance against deferred tax assets, if any. Actual results could differ from those estimates.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10 - K for the Company’s fiscal year ended August 31, 2023 (“fiscal 2023”). The condensed consolidated balance sheet as of August 31, 2023 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2023. Operating results for the three and nine months ended May 31, 2024 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Allowance for Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company has adopted this ASU as of August 31, 2023 and management has evaluated this statement and has determined that it did not have a material impact on the Company’s result of operations or financial position.

We maintain an allowance for credit losses for estimated losses on our trade receivable, resulting from the inability of our customers to make payments for products sold to such customers. The allowance for credit losses is based on a variety of factors, including credit reviews, historical experience, length of time since receivables were due, current economic trends and changes in customer payment behavior. We also record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial positions. The allowance for credit losses was $294,000 and $245,000 at May 31, 2024 and August 31, 2023, respectively.

Inventories, net

Inventories consist primarily of electronic fasteners and components and are stated at the lower of cost or estimated net realizable value. Cost is determined using the weighted average cost that approximates the first-in, first-out method. Inventories are adjusted for slow moving or obsolete items, which was approximately $1.907 million and $1.806 million at May 31, 2024 and August 31, 2023, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over the inventory’s expected future utilization and length of time held by the Company.

Marketable Securities, Trading

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

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of May 31, 2024, the Company has ROU assets of approximately $4.5 million and lease liabilities of approximately $4.7 million recorded in the consolidated balance sheet. As of August 31, 2023, the Company had ROU assets of approximately $10.0 million and lease liabilities of approximately $10.2 million recorded in the consolidated balance sheet. The reduction in ROU assets and lease liabilities is due to the purchase of the Hunter Property in October 2023.

Earnings Per Common Share

Basic earnings per common share for each of the three and nine months ended May 31, 2024 and 2023 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at each of May 31, 2024 and 2023. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the quarters ended May 31, 2024 and 2023 as the inclusion of such securities would be anti-dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (specifically, Canadian dollars used to record the assets and liabilities for Bisco Industries limited) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars to U.S. dollars on May 31, 2024 and 2023 was $0.73 and $0.74, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for each of the three and nine months ended May 31, 2024 and 2023. The average exchange rates for the nine months ended May 31, 2024 and 2023 were $0.74 in each period. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 11% and 10% of revenues for the nine months ended May 31, 2024 and 2023, respectively, and related accounts receivable were approximately 10% and 11% of total accounts receivable as of May 31, 2024 and 2023, respectively. Sales to customers in Canada accounted for approximately 27% and 31% of such international sales for the nine months ended May 31, 2024 and 2023, respectively. Sales to customers located within Asia accounted for approximately 37% and 45% of such international sales for the nine months ended May 31, 2024 and 2023, respectively.

No single customer accounted for more than 10% of revenues for either of the nine months ended May 31, 2024 and 2023. In addition, no single customer’s receivable balance accounted for more than 10% of the Company’s customer receivables as of either May 31, 2024 or August 31, 2023.

Note 3.    Accrued Liabilities

The Company’s accrued liabilities as of May 31, 2024 and August 31, 2023 are summarized as follows (in thousands):

	May 31,	August 31,
	2024	2023
Accrued expenses and other current liabilities:

Accrued accounts payable	$8,512	$2,090
Accrued compensation and payroll	6,454	6,410
Accrued taxes	2,194	7,875
Total Accrued expenses and other current liabilities	$17,160	$16,375

Note 4.    Debt

The Company has a $20.0 million line of credit agreement with Citizens Business Bank (“the Bank”). On May 10, 2024, the Company executed a Change in Terms Agreement dated as of April 12, 2024 (the “Amendment”) with the Bank to modify terms of that certain Business Loan Agreement dated as of November 5, 2022 between Bisco and the Bank. The Amendment (i) extends the expiration date of the line of credit under the Loan Agreement to February 15, 2026; and (ii) increases the principal loan amount under the line of credit to $20 million.

The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amount outstanding under this line of credit as of each of May 31, 2024 and August 31, 2023 was zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of May 31, 2024 and August 31, 2023, the Company was in compliance with all such covenants.

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

Concurrent with the execution of the Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at May 31, 2024 and August 31, 2023 was $4.374 million and $4.468 million, respectively.

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

Minimum future rental payments under operating leases are as follows:

Years Ending :
2024 (remaining three months)	$718,000
2025	2,105,000
2026	1,317,000
2027	694,000
2028	185,000
Thereafter	32,000
Future minimum lease payments	$5,051,000
Less interest	(377,000)
Present value of minimum lease payments	$4,674,000

Operating lease costs under these leases were approximately $2.118 million and $2.588 million for the nine months ended May 31, 2024 and 2023, respectively.

Other information related to operating leases is as follows:

	May 31,	August 31,
	2024	2023
Weighted average remaining lease terms	5.8 years	4.3 years
Incremental borrowing rate	5.9%	4.73%

The discount rate used on the operating ROU assets represented the Company’s incremental borrowing rate at lease inception.

Note 6.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2024	2023	2024	2023
(In thousands, except share and per share amounts)
EPS:
Net income	$1,184	$5,319	$8,461	$15,130
Less: accrued preferred stock dividends	(19)	(19)	(57)	(57)
Net income available for common shareholders	$1,165	$5,300	$8,404	$15,073
Earnings per common share – basic	$0.24	$1.09	$1.73	$3.10
Earnings per common share – diluted	$0.24	$1.09	$1.73	$3.09

For each of the three and nine months ended May 31, 2024 and 2023, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) have been excluded from the computation of diluted earnings per share because their inclusion of such shares would be anti-dilutive since the conversion price was greater than the average market price of the common stock.

Note 7.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the nine months ended May 31, 2024 and 2023, the Company incurred expense related to the Glendale Lease of approximately $235,000 and $229,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 20, 2023, when the Company purchased the Hunter Property. The Hunter Lease had an initial monthly rental rate of $66,300, which was subject to annual rent increases of approximately 2.5% as was set forth in the Hunter Lease. During the nine months ended May 31, 2024 and 2023, the Company incurred expense related to the Hunter Lease of approximately $123,000 and $643,000, respectively.

On October 5, 2023, the Company entered into a Standard Purchase Agreement and Escrow Instructions (the “Purchase Agreement”) to purchase the Hunter Property for a purchase price of $31.0 million in cash, which closed on October 20, 2023. The Hunter Property is expected to continue to house the Company’s corporate headquarters and Anaheim distribution center for the foreseeable future. The Hunter Property was purchased with cash, funded by the Company’s available cash accounts and liquidated securities.

Note 8.    Income Taxes

During the nine months ended May 31, 2024 and 2023, the Company recorded an income tax provision of $2.9 million and $5.2 million, respectively, resulting in an effective tax rate of 25.2% and 25.6%, respectively. The provision for income taxes decreased by $2.3 million in the nine months period ended May 31, 2024 over the prior year period due to lower pre-tax income in the current period over the prior year period. The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For each of the three and nine months ended May 31, 2024 and 2023, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For each of the three and nine months ended May 31, 2024 and 2023, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next three months that would materially impact its consolidated financial statements.

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

In January 2023, a class action lawsuit was filed with the Los Angeles County Superior Court against Bisco, alleging wage and hour violations and related claims. The class action covers a class of former and current employees of Bisco who were employed between January 13, 2019 and the present time. In March 2023, Plaintiff filed a First Amended Complaint that added claims under the California Private Attorneys General Act (“PAGA”). Both parties requested to stay the litigation pending mediation, which mediation commenced in April 2024. As a result of the mediation, the parties agreed in principle to settle this matter. The Company is currently negotiating a settlement agreement and expects in the aggregate settlement amount to be $7.5 million, which settlement agreement when finalized will be subject to court approval. The Company accrued $7.2 million in the current quarter in anticipation of this settlement.

Note 10.    Subsequent Events

Management has evaluated events subsequent to May 31, 2024, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Within the context of these critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended May 31, 2024.

Revenue Recognition

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

Upon completion of the Hunter Property purchase and the termination of the Hunter Lease, the Company recorded an asset impairment of $3.9 million, which was the carrying net book value of the previously recorded tenant improvements of the Hunter Property. See Note 2 of the Notes to Consolidated Financial Statements of this Report for further explanation.

Results of Operations

Comparison of the Three Months Ended May 31, 2024 and 2023

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2024	2023	Change	Change
Net sales	$96,121	$80,249	$15,872	19.8%
Cost of sales	68,193	57,008	11,185	19.6%
Gross profit	$27,928	$23,241	$4,687	20.2%
Gross profit as a percent of net sales	29.1%	29.0%		0.1%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special-order fees, as well as freight charged to customers.

The increase in revenues in the three months ended May 31, 2024 (“Q3 2024”) as compared to the three months ended May 31, 2023 (“Q3 2023”) was largely due to an increased sales of our products as a result of the expansion of our sales force. We increased the number of sales personnel by 22 employees, increasing from 348 sales employees to 370 sales employees for Q3 2023 and Q3 2024, respectively. Our experience shows that increasing sales headcount leads to the addition of new customers and enables us to sell more products to existing customers. Revenues and gross profit for Q3 2024 have also increased when compared to Q3 2023 due to developing better relationships with vendors and customers and having higher inventory stock readily available.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2024	2023	Change	Change
Selling, general and administrative expenses	$26,314	$16,277	$10,037	61.7%
Percent of net sales	27.4%	20.3%		7.1%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q3 2024 increased from Q3 2023 largely due to a legal expense accrual in the amount of approximately $7.2 million related to a pending class action lawsuit that the Company expects to settle. See Note 9 of the Notes to Consolidated Financial Statements of this Report for further explanation. SG&A also increased due to increased employee headcount, increasing from 557 employees at Q3 2023 to 584 employees at Q3 2024.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2024	2023	Change	Change
Other income (expense):
Net gain (loss) on trading securities	$(24)	$163	$(187)	(114.7)%
Interest and other income (expense), net	(44)	(36)	(8)	(22.2)%
Other income (expense), net	$(68)	$127	$(195)	(153.5)%
Percent of net sales	0.1%	0.2%		(0.1)%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2024, the Company recognized a net loss on trading securities of $24,000 as compared to a net gain of $163,000 in Q3 2023. The net trading securities loss in Q3 2024 and gain in Q3 2023 was primarily due to timing of sales and purchases and general market climate for short and long positions during the applicable period.

Interest and other income (expense), net, decreased in Q3 2024 compared to Q3 2023, which was primarily due to interest expense from borrowings on the line of credit being higher during Q3 2024 compared to Q3 2023.

Income Tax Provision ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2024	2023	Change	Change
Income tax provision	$362	$1,772	$1,410	(79.6)%
Percent of pre-tax income	23.4%	25.0%		(1.6)%

The provision for income taxes decreased by $1,410,000 in Q3 2024 over the same prior year period. This decrease was primarily due to lower income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income decreased from 25.0% at Q3 2023 to 23.4% at Q3 2024, which was primarily due to the state tax rate mix and permanent book tax differences.

Comparison of the Nine Months Ended May 31, 2024 and 2023

Net Sales and Gross Profit ($ in thousands)

	Nine Months Ended
	May 31,
	2024	2023	$ Change	% Change

Net Sales	$259,711	$233,493	$26,218	11.2%
Cost of sales	183,184	166,325	16,859	10.1%
Gross profit	$76,527	$67,168	$9,359	13.9%
Percent of net sales	29.5%	28.8%		0.7%

The increase in revenues and gross margins as a percent of revenues in the nine months ended May 31, 2024 as compared to the nine months ended May 31, 2023 was largely due to a larger amount of inventory available and increased sales employee headcount in the current period.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended
	2024	2023	$ Change	% Change
Operating expense:
Selling, general and administrative expenses	$61,129	$47,568	$13,561	28.5%
Impairment on termination of lease	3,906	––	3,906	100.0%
Operating expenses	$65,035	$47,568	17,467	36.7%
Percent of net sales	25.0%	20.4%		4.6%

SG&A in the nine months ended May 31, 2024 increased from the same period in the prior year primarily due to a legal expense accrual of approximately $7.2 million related to a pending class action lawsuit that the Company expects to settle. See Note 9 of the Notes to Consolidated Financial Statements of this Report for further explanation. SG&A also increased due to an increase in the number of sales and administrative employees, from 557 total employees in Q3 2023 to 584 employees in Q3 2024. During the first quarter of fiscal 2024, the Company recognized an impairment loss of $3.9 million due to the purchase of the Hunter Property and termination of the Hunter Lease. Operating expenses as a percent of revenue in the current period increased from the prior year period primarily due to the impairment loss, legal settlement accrual, and higher payroll expenses.

Other Income (Expense), Net ($ in thousands)

	Nine Months Ended
	May 31,
	2024	2023	$ Change	% Change
Other income (expense):
Net (loss) gain on trading securities	$(45)	$784	$(829)	(105.7)%
Interest and other (expense), net	(128)	(38)	(90)	(236.8)%
Other income (expense), net	$(173)	$746	$(919)	(123.2)%
Percent of net sales	(0.1)%	0.3%		(0.4)%

During the nine months ended May 31, 2024, the Company recognized a net loss on trading securities of $45,000 as compared to a net gain of $784,000 in the same period in the prior year. The net trading securities losses and gains, as applicable, in the nine months ended May 31, 2024 and 2023 were primarily due to timing of sales and purchases of investment securities and general market climate for long positions during the applicable period. Further, in the prior year period, there was a higher amount of cash invested than in the current period, which produced higher dividends in the prior period.

Interest and other income (expense), net, decreased during the nine months ended May 31, 2024 compared to the same period in the prior year, which was primarily due to interest expense from carrying a balance on the line of credit during a portion of the current period.

Income Tax Provision ($ in thousands)

	Nine Months Ended
	May 31,
	2024	2023	$ Change	% Change
Income tax provision	$2,858	$5,216	$(2,358)	(45.2)%
Percent of pre-tax income	25.2%	25.6%		(0.4)%

The provision for income taxes decreased by $2,358,000 for the nine months ended May 31, 2024 when compared to the prior year period. This decrease was primarily due to lower taxable income in the current nine months period as compared to the prior year period.

Liquidity and Capital Resources

As of May 31, 2024 and August 31, 2023, the Company held approximately $737,000 and $8.6 million of unrestricted cash and cash equivalents, respectively. The Company also held $9.4 million and $27.2 million of marketable securities at May 31, 2024 and August 31, 2023, respectively, which could be liquidated, if necessary.

As of May 31, 2024, the Company had an available $20.0 million line of credit with the Bank. The Company entered into a Change in Terms Agreement dated April 12, 2024 with the Bank, which increased the principal loan amount under the line of credit to $20.0 million and extended the maturity date of the line of credit from July 5, 2024 to February 15, 2026. The line of credit has a variable interest rate set at the bank prime index rate, provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of May 31, 2024 and August 31, 2023, the Company was in compliance with all such covenants. The outstanding balance of the line of credit as of each of May 31, 2024 and August 31, 2023 was zero.

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

In April 2024, the Company engaged in a mediation concerning a pending class action lawsuit and reached an agreement in principle to settle the lawsuit. The Company is currently negotiating a settlement agreement and expects the aggregate settlement amount to be approximately $7.5 million, which settlement agreement, when finalized, will be subject to court approval. The Company has accrued $7.2 million in the current quarter in anticipation of this settlement. The Company expects to use existing cash and cash equivalents, and cash generated from operations to fund this settlement after the legal proceedings are completed in early 2025. See Note 9 of the Notes to Consolidated Financial Statements of this Report for further information.

Cash Flows from Operating Activities

Cash provided by operating activities was $4.393 million for the nine months ended May 31, 2024 as compared with cash provided by operating activities of $8.734 million for the nine months ended May 31, 2023. Cash provided by operating activities in the current period was primarily due to net income earned in the period and an increase in trade accounts payable. Cash provided by operating activities was adversely impacted to some extent by an increase in inventory and an increase in trade accounts receivable at the nine months ended May 31, 2024 when compared to the prior year period. The prior period cash provided by operating activities was primarily due to the net income in that period and a decrease in trade accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities was $15.061 million for the nine months ended May 31, 2024 as compared with cash used in investing activities of $24.384 million for the nine months ended May 31, 2023. Cash used in investing activities in the current period is primarily due to the purchase of the Hunter Property in October 2023, partially offset by net sales of marketable securities. Prior period cash used in investing activities was primarily due to the purchase of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended May 31, 2024 was $2.915 million as compared with cash used in financing activities of $253,000 for the nine months ended May 31, 2023. The cash provided by financing activities for the current period is primarily due to the net increase in bank overdraft in the current period, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash used in financing activities for the prior period is primarily due to a decrease in the bank overdraft balance.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2024, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2024 because of the material weakness in internal control over financial reporting discussed below.

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

Remediation Plan

We are in the process of developing and implementing a detailed plan for remediation of the material weakness, including developing and maintaining additional levels of review and approval. The Company has hired a third-party accounting consultant and has recently hired an assistant controller to aid in implementing additional levels of review and approval. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended May 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows. Please see Note 9 of the Notes to Consolidated Financial Statements of this Report for disclosure regarding a lawsuit to which we have reached an agreement in principle to settle and are currently in the process of negotiating the settlement agreement for the same.

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

We recently used $31.0 million of our cash to purchase the Hunter Property. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The total amount outstanding on our line of credit as of May 31, 2024 was zero, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company entered into a loan agreement with the Bank for approximately $4.7 million that financed the tenant improvements on the Hunter Property. See Note 4 of the Notes to Consolidated Financial Statements of this Report for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty due to inflation and high interest rates, we may need to pursue additional debt or equity financing, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan,our financial condition and our results of operations.

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

We have from time to time had material weaknesses in our internal controls over financial reporting due to the Company’s internal controls over the financial statement closing process. Management concluded that there was a material weakness in the Company’s internal control over financial reporting as of August 31, 2023, related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to the Company’s lease accounts, and certain inventory and accrued liability accounts. The Company is in the process of developing a detailed plan for remediation of the material weakness, including developing and maintaining additional levels of review and approval, but there is no guarantee that such efforts and measures will remediate the material weakness. Although we will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the reporting requirements applicable to public companies in the United States. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

There is currently no established trading market for our common stock, and the daily volume of any stock sales has generally been low. As of May 31, 2024, the number of shares held by non-affiliates of the Company was less than 160,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

During the nine months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

See Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

No.	Exhibit

10.1

Change In Terms Agreement dated April 12, 2024, between Bisco Industries, Inc. and Citizens Business Bank ($20,000,000 line of credit) , incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on May 15, 2024.

10.2	Business Loan Agreement dated April 12, 2024, between Bisco and Citizens Business Bank ($20,000,000), incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on May 15, 2024.
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

EACO CORPORATION
(Registrant)

Date: July 15, 2024	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Controller and Chief Financial Executive
(Principal Accounting Officer)