Form 10-K
period 2024-08-31
EACO CORP
filed 2024-11-29
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended August 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-14311

EACO CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2597349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

As of November 26, 2024, 4,861,590 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this Report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs, and our planned initiatives. Forward-looking statements are based on our current expectations, estimates and forecasts of future events and results and involve a number of risks and uncertainties that could cause actual results to differ materially including, among other things, the following: failure of facts to conform to management estimates and assumptions; economic conditions and uncertainties; competitive pressures; our ability to maintain an effective system of internal controls over financial reporting; potential losses from trading in securities; our ability to retain key personnel and relationships with suppliers; the willingness of Citizen’s Business Bank (the “Bank”) or other lenders to extend financing commitments and the availability of capital resources; and other risks identified from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements. It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated. As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

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

PART I

Item 1.  Business

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and one additional sales office located in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

As of August 31, 2024, Bisco had more than 10,000 customers; however, no single customer accounted for more than 10% of Bisco’s revenues for either of the fiscal years ended August 31, 2024 or 2023. For each of the fiscal years ended August 31, 2024 and 2023 (“fiscal 2024” and “fiscal 2023,” respectively), Bisco’s top 20 customers represented in the aggregate approximately 16% of Bisco’s revenues.

Bisco generally sells its products through its sales representatives in its 51 sales offices located in the United States and Canada and 1 additional sales office in the Philippines. Customers can also purchase products through Bisco’s website. Bisco currently maintains seven distribution centers located in Anaheim and San Jose, California; Dallas, Texas; Chicago, Illinois; Boston, Massachusetts; Atlanta, Georgia; and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s management and salespersons with online, real-time data regarding inventory levels throughout Bisco and facilitates control of purchasing, shipping and billing. Bisco generally ships products to customers from one of its seven distribution centers, based on the geographic proximity to the customer and the location of the available ordered products.

Bisco sells its products primarily in the United States, Canada, and countries within Asia and Europe. Bisco’s international sales represented 10.7% and 11.3% of its sales in fiscal 2024 and fiscal 2023, respectively. Sales to customers in Canada accounted for approximately 26% and 36% of such international sales in fiscal 2024 and fiscal 2023, respectively. Sales to customers located within Asia accounted for approximately 40% of such international sales in both fiscal 2024 and fiscal 2023. Sales to customers in other countries make up 34% and 24% of such international sales in fiscal 2024 and fiscal 2023, respectively

Suppliers

As of August 31, 2024, Bisco offered products from over 260 manufacturers. The Company’s authorized distributor agreements with most of its manufacturers are typically cancelable by either party at any time or on short notice. While Bisco doesn’t manufacture its products, it does perform kitting and packaging of existing products for certain of its customers. Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2024 or fiscal 2023.

Human Capital Resources

As of August 31, 2024, the Company had 604 full-time employees, which include 401 sales and marketing employees, 89 management, administrative and finance employees, 61 warehouse and fulfillment personnel and 53 supply chain management employees. None of our employees are subject to a collective bargaining agreement.

A key element of our business strategy is to expand our operations and revenues by opening additional sales offices in new geographic locations, and we plan to add additional sales personnel to support such new offices. Management believes the Company has been successful in attracting and retaining qualified sales personnel for these new positions. The Company is able to attract and retain employees by offering competitive compensation package, including benefit and wellness programs for employees, and providing diversity and team building activities. We believe an innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences.

Compliance with Government Regulations

We are not aware of the need for any government approvals for our products. Because we use contract manufacturers, any laws regarding the manufacturing of the products we distribute will typically be the responsibility of our contract manufacturers. Prior to entering into any contracts with new manufacturers, we typically conduct due diligence to determine that the manufacturer has satisfied all such requirements. We do not believe that we are subject to any state or federal environmental laws.

Item 1A.  Risk Factors

Our business is subject to a number of risks, some of which are discussed below. The risk factors discussed in this section should be considered together with information included elsewhere in this Annual Report on Form 10-K (the “Annual Report”) and should not be considered the only risks to which the Company is exposed. If any of the risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price for shares of our common stock may decline, and you could lose all or part of your investment.

Company and Operational Risks

We generally do not have long-term supply agreements or guaranteed price or delivery arrangements with the majority of our suppliers.

In most cases, we have no guaranteed price or delivery arrangements with our suppliers. Consequently, we may experience inventory shortages on certain products from time to time. Furthermore, our industry occasionally experiences significant product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply products as needed. We cannot assure you that our suppliers will maintain an adequate supply of products to fulfill our orders on a timely basis, at a recoverable cost, or at all, or that we will be able to obtain particular products on favorable terms, on a timely basis, or at all. Additionally, we cannot assure you that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales, harm our reputation and negatively affect our operating results.

Our supply agreements are generally terminable at the suppliers’ discretion.

Substantially all of the agreements we have with our suppliers, including our authorized distributor agreements, may be terminated by either party with little or no notice or penalty. Suppliers that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other distributors or channels. If a supplier terminates our agreement, we may not be able to identify or secure another supplier for the same products on a timely basis, at competitive pricing, or at all. Any termination, interruption or adverse modification of our relationship with a key supplier or a significant number of other suppliers would likely adversely affect our operating income, cash flow and future prospects.

We are subject to a variety of claims, investigations and litigation that could adversely affect our results of operations and harm our reputation.

In the normal course of business, we are subject to claims and lawsuits, including from time to time class actions involving consumers, stockholders or employees, and claims relating to commercial, labor, or employment matters, We have in the past and may in the future be subject to investigations, claims, litigation and other proceedings outside the ordinary course of business. Defending these lawsuits and becoming involved in these investigations may divert management’s attention, and may cause us to incur significant expenses, even if there is no evidence that our systems or practices were the cause of the claim. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, which could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

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

We rely on third-party suppliers for most of our products, and may not be able to identify and procure relevant new products and products lines that satisfy our customers’ needs on favorable terms and prices, or at all.

We currently rely on a large number of third-party suppliers for most of our products. Since we do not manufacture our products, we rely on these suppliers to provide quality products that are in demand by our customers. Our success depends in part on our ability to develop product expertise and continue to identify and provide future high-quality products and product lines that complement our existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless we can continue to offer a broad range of high quality, reliable products that address the trends and demand in the markets in which we compete.

Increases in the costs of energy, shipping and raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which would result in lower operating margins.

Costs of raw materials used in our vendors’products and energy costs have been rising during the last several years, which has resulted in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The shipping costs for our products have risen as well and may continue to rise. While we typically try to pass increased supplier prices and shipping costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins and could make our products less competitive, either of which could adversely impact our margins and results of operations.

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

In the ordinary course of business, we receive and maintain credit card and other personal information from our customers, employees and vendors. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen. While we have not experienced a material cyber-attack, we are working with a third-party vendor to assist us in safeguarding our systems and protecting the material personal information of our customers, employees and vendors. Our analysis may not be able to adequately address or remedy the potential harm, which could result in the assessment against us for large remedial costs and other penalties, and could damage our reputation and adversely impact our customers.

We rely heavily on our internal information systems, which, if not properly functioning, could materially and adversely affect our business.

Our information systems have been in place for many years and are subject to system failures as well as problems caused by human error, which could have a material adverse effect on our business. Many of our systems consist of a number of legacy or internally developed applications, which can be more difficult to upgrade to commercially available software. It may be time consuming and costly for us to retrieve data that is necessary for management to evaluate our systems of control and information flow. The Company is currently updating parts of the information systems within the accounting departments to enhance its reporting capabilities and to create more efficient and accurate accounting processes. In the future, management may decide to convert our information systems to a single enterprise solution. Such a conversion, while it would enhance the accessibility and reliability of our data, could be expensive and would not be without risk of data loss, delay or business interruption. Maintaining and operating these systems requires continuous investments. Failure of any of these internal information systems or material difficulties in upgrading these information systems could have material adverse effects on our business and our timely compliance with our reporting obligations.

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

Expansion Risks

Our strategy of expanding into new geographic areas, including international markets, could be costly, subject us to additional risks and may not expand our revenues.

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

In addition, our expansion into international markets such as Asia may encounter additional risks, challenges and difficulties that are not present for our U.S. operations, including the following:

●	lack of experience and expertise in foreign markets;
●	compliance with additional rules and regulations in non-U.S. jurisdictions, including export control and trade restrictions;
●	economic and political instability, including trade tensions and wars;
●	costs and delays associated with transportations and communications;
●	coordination of operations through multiple jurisdictions and time zones; and fluctuations in foreign currency exchange rates

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. During fiscal 2024, the Company relocated some existing sales offices to larger office locations within its original region. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our success depends in large part on our ability to attract, motivate, and retain a sufficient number of qualified sales employees, who understand and appreciate our strategy and culture and are able to adequately represent us to our customers. During fiscal 2024, the Company added 42 sales employees and plan to continue to expand our sales team in the future. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new offices. Any such delays, material increases in existing employee turnover rates, or increases in labor costs, could have a material adverse effect on our business, financial condition or operating results.

Financial Risks

We may not have adequate or cost-effective liquidity or capital resources.

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In October 2023, the Company used $31.0 million of cash to purchase our Anaheim corporate headquarters and distribution center. As of August 31, 2024, there was no outstanding balance on our line of credit, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company has a loan agreement with the Bank that financed the tenant improvements on the corporate headquarters, of which approximately $4.3 million was outstanding as of August 31, 2024. See Notes 4 and 9 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. As a result of the recent economic uncertainty primarily caused by inflation and high borrowing interest rates, we may need to pursue additional debt or equity financing or to refinance our existing loans, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

Glen Ceiley, our Chairman and CEO, beneficially owns or controls approximately 96% of our outstanding voting stock. As such, Mr. Ceiley is able to exert significant influence over the outcome of almost all corporate matters, including the election of the Board of Directors and significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the Company or our assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company. Given the significant influence of our Chairman and CEO, the Company may take actions to which minority stockholders may disagree or oppose.

Sales of our common stock by Glen Ceiley could cause the price of our common stock to decline.

There is currently no established trading market for our common stock, and the volume of any stock sales has generally been low. As of August 31, 2024, the number of shares held by non-affiliates of Mr. Ceiley was less than 200,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

General Risk Factors

Changes and uncertainties in the macroeconomic conditions have harmed and could continue to harm our operating results.

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

We currently have, and from time to time have had, material weaknesses in our internal controls over financial reporting due to a variety of issues, including, without limitation, significant deficiencies in the process related to the preparation of our financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. Although we believe we are making progress in mitigating these material weaknesses, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the applicable reporting. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

Our cybersecurity policies and processes are fully integrated into our Risk Management procedures and are based on the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (NIST Cybersecurity Framework), a toolkit for organizations to manage cybersecurity risk in its assessment of cybersecurity capabilities and in developing cybersecurity priorities. In addition to internal assessments, our cybersecurity strategy and capabilities are evaluated and audited against the NIST Framework and industry best practices by independent, third-party, leading specialists in cybersecurity. We strive to create a culture of cybersecurity resilience and awareness. This tone is continuously reinforced with our employees through education and regular testing. We continue to improve our programs and invest in the security of our systems, operations, people, infrastructure, and cloud environments. Our cybersecurity strategy seeks to follow industry best practices designed to ensure compliance with applicable global privacy and regulatory requirements. To protect our customers, we administer physical, technological and administrative controls on data privacy and security. We regularly validate our security controls by performing penetration testing, compliance audits, as well as proactive security testing to ensure our systems and controls are secure. We plan to brief the Board of Directors on our strategy and roadmap in alignment with the NIST Cybersecurity Framework and we plan to provide our Board with regular updates regarding cybersecurity risks, threat landscape and overall program progress.

We believe that the risks from cybersecurity threats thus far, including any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our business, including our business strategy, financial condition or results of operations. For additional information about the cybersecurity risks, see Part I, Item 1A. “Risk Factors,” of this Annual Report.

Our cybersecurity risk management procedures are focused on the following key areas:

Education and Awareness

We provide required security awareness education and training to our employees and contractors with system access that focuses on various aspects of the cybersecurity world. Users of our internal systems are required to complete an annual cybersecurity awareness training and are tested for awareness on a regular basis. We also provide tailored training courses to functional technology employees and employees who process personal or sensitive information.

Threat Management, Incident Response, and Recovery Planning

We have established and maintain a comprehensive incident response and recovery plan designed to identify, contain and eradicate cybersecurity threats, with recovery from an incident as rapidly as possible. Our information security team utilizes threat technologies and vendors 24/7 to monitor and respond to security threats. In the event of a security incident, a defined procedure outlines containment, response and immediate recovery actions. The incident response plan is tested, evaluated and updated no less than on an annual basis.

Data and Consumer Privacy

Our data and consumer privacy program monitors, adapts to and works diligently to comply with changes in global privacy legislation. We have implemented technical, procedural and organizational measures designed to comply with applicable data protection and consumer privacy laws. We conduct external benchmarking, as well as privacy compliance audits, to stay abreast of developing privacy laws and understand developing risks, best practices and industry trends.

Third-Party Risk Management

We recognize the risks associated with the use of vendors, service providers, and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems. The Company has processes in place to oversee and manage these risks. We have an information risk management program that includes a vendor risk assessment process, whereby we systematically oversee and identify risks from cybersecurity threats related to our use of key third-party service providers.

Cybersecurity Governance

Our executive management team and Board of Directors oversee our policies with respect to risk assessment and the management of those risks that may be material to us, including cybersecurity risks. While cybersecurity resilience is the responsibility of every employee and contractor, our cybersecurity program is led by the Director of Information Technology (“Director of IT”), who reports to the President and COO. Our Director of IT has extensive experience in network engineering and cybersecurity operations from both a practical and management standpoint and attends training in cybersecurity and risk mitigation.

We plan to provide our Board of Directors with a comprehensive annual report of cybersecurity risks, threat landscape, and overall program status. On an annual basis, the President also will report to the Board of Directors on various metrics on threat management, incident response and recovery planning, along with industry benchmarks.

Item 2.  Properties

We have 51 sales offices and seven distribution centers located throughout the United States and in Canada and have one additional sales office in Asia located in the Philippines. In September 2019, Bisco entered into Commercial Lease Agreement (the “Hunter Lease”) with the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and majority shareholder (the “Trust”), and had a lease term that expires on August 31, 2029. Pursuant to the Hunter Lease, Bisco has leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue, Anaheim, California (the “Hunter Property”). The Company moved its corporate headquarters to the Hunter Property in March 2020. The initial base rent for the Hunter Lease is $66,300 per month, which increased by 2.5% annually over the term of the lease. On October 20, 2023, the Company purchased the Hunter Property from the Trust for a purchase price of $31,000,000 and terminated the Hunter Lease. The Hunter Property was purchased with cash, funded by the Company’s available cash accounts and liquidated securities. See Note 11 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report for further explanation.

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

Item 3.  Legal Proceedings

From time to time, the Company may be named in claims arising in the ordinary course of business. Currently, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business or financial condition. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report for disclosure regarding a pending class action lawsuit to which we have reached an agreement in principle to settle, which is subject to court approval.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is quoted on OTC Pink operated by the OTC Markets Group Inc., and was previously quoted on the OTC Bulletin Board, under the trading symbol “EACO”; however, the Company’s common stock typically has low trading volumes.

As of November 26, 2024, the Company had approximately 220 shareholders of record.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.

Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A, “Risk Factors.”

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

The Company’s performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products, which the Company’s standard terms and conditions are shipping point, to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products. Revenue is recognized net of returns and any taxes collected from customers. We offer industry standard contractual terms in our purchase orders.

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

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2024 and 2023

Revenues and Gross Margin (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2024	2023	Change	Change
Revenues	$356,231	$319,397	$36,834	11.5%
Cost of revenues	250,019	226,981	23,038	10.1%
Gross margin	$106,212	92,416	$13,796	14.9%
Percent of revenues	29.8%	28.9%

Revenues consist primarily of sales of component parts and fasteners and also include, to a lesser extent, kitting charges and order fees, as well as freight charged to customers. The increase in revenues in fiscal 2024 compared to fiscal 2023 was largely due to added sales employees during fiscal 2024, increasing by 33 sales employees when comparing to fiscal 2023. We believe that increasing sales headcount leads to the addition of new customers and the ability to sell more products to existing customers and creating better customer relationships. Additionally, revenues for fiscal 2024 have increased when compared to fiscal 2023 primarily due to higher inventory stock available and an increased demand for those products. Gross margin for fiscal 2024 have increased when compared to fiscal 2023 primarily due to developing better relationships with vendors and customers.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
	2024	2023	Change	Change
Operating expense:
Selling, general and administrative expenses	$80,971	$64,936	$16,035	24.7%
Impairment on termination of lease	3,906	—	3,906	100.0%
Operating expenses	$84,877	$64,936	19,941	30.7%
Percent of revenues	23.8%	20.3%		3.5%

Selling, general and administrative (“SG&A”) expense consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and advertising costs. SG&A in fiscal 2024 increased from fiscal 2023 largely due to higher personnel costs related to an increase in the number of sales and administrative employees, from 561 employees in fiscal 2023 to 604 employees in fiscal 2024. Furthermore, the increase in SG&A expense in fiscal 2024 also included a legal expense accrual in the amount of approximately $7.6 million related to a pending class action lawsuit to which we have reached an agreement in principle to settle, but is subject to court approval. We expect the settlement to be paid in the fiscal year ended August 31, 2025. See Note 8 of the Notes to Consolidated Financial Statements of this Annual Report for further explanation.

During the first quarter of fiscal 2024, the Company also recognized an impairment loss of $3.9 million due to the purchase of the Hunter Property and the corresponding termination of the Hunter Lease. Operating expenses as a percent of revenue in the current period increased from the prior year period primarily due to the impairment loss, legal settlement accrual, and higher payroll expenses.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
Other (expense) income:	2024	2023	Change	Change
Realized gain on sales of marketable trading securities	$452	$836	$(384)	(45.9)%
Unrealized (loss) gain on marketable trading securities	(324)	448	(772)	(172.3)%
Interest and other (expense)	(177)	(59)	(118)	(200.0)%
Other (expense) income, net	$(49)	$1,225	$(1,274)	(104.0)%
Other (expense) income, net as a percent of revenues	(0.0)%	0.4%

Other income (expense), net includes income or losses on investments in marketable equity securities of other publicly-held domestic corporations, interest income (expense), and other nonoperating activities. The Company’s investment strategy consists of both long and short positions. The Company experienced net realized and unrealized gains from trading securities of approximately $128,000 and net realized and unrealized gains of approximately $1,284,000 in fiscal 2024 and fiscal 2023, respectively. The trading securities gains in fiscal 2024 and fiscal 2023 were primarily due to timing of sale of investments and general market climate of investment positions at year-end.

Interest and other expense increased by $118,000 primarily due to interest expense, which is related to carrying a larger balance on the Company’s line of credit during fiscal 2024 year when compared to fiscal 2023.

Income Tax Provision (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
	2024	2023	Change	Change
Provision for income taxes	$6,335	$7,520	$(1,185)	(15.8)%
Percent of pre-tax income	29.8%	26.2%		3.6%

The provision for income taxes decreased by $1,185,000 in fiscal 2024 compared to fiscal 2023, which was primarily a result of lower book income in fiscal 2024 as compared to fiscal 2023. The income tax provision as a percentage of pre-tax income increased by 3.6% in fiscal 2024 compared to fiscal 2023, which was primarily due to our prior year tax payable reconciliations.

Liquidity and Capital Resources

As of August 31, 2024 and 2023, the Company held approximately $843,000 and $8,558,000 of unrestricted cash and cash equivalents, respectively. The Company also held $14,748,000 and $27,228,000 of marketable securities at August 31, 2024 and August 31, 2023, respectively, which could be liquidated, if necessary.

The Company currently has an available $20.0 million line of credit with the Bank. The Company entered into a Change in Terms Agreement dated April 12, 2024 with the Bank, which increased the principal loan amount under the line of credit to $20.0 million and extended the maturity date of the line of credit from July 5, 2024 to February 15, 2026. The line of credit has a variable interest rate set at the bank prime index rate, provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of August 31, 2024 and August 31, 2023, the Company was in compliance with all such covenants. There was no outstanding balance on the line of credit as of each of August 31, 2024 and August 31, 2023.

On October 5, 2023, Bisco entered into the Purchase Agreement with the Trust, which is beneficially owned and controlled by Mr. Glen F. Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and a major stockholder. Pursuant to the Purchase Agreement, the Trust agreed to sell the Hunter Property to Bisco for a purchase price of $31 million in cash. The transaction closed on October 20, 2023.

In April 2024, the Company engaged in a mediation concerning a pending class action lawsuit and reached an agreement in principle to settle the lawsuit. The Company is currently negotiating a settlement agreement and expects the aggregate settlement amount to be approximately $7.5 million, which settlement agreement, when finalized, will be subject to court approval. The Company has accrued $7.6 million in fiscal 2024 in anticipation of this settlement and related lawyer fees. The Company expects to use existing cash and cash equivalents, and cash generated from operations to fund this settlement after the legal proceedings are completed in fiscal 2025. See Note 8 of the Notes to Consolidated Financial Statements of this Annual Report for further information.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank that is renewed annually in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

During fiscal 2024, the Company provided $14,077,000 in net cash from its operating activities. The current period cash provided by operating activities was primarily due to net income of $14,951,000 and an increase in accrued expenses and in trade accounts payable. This was partially offset by increases in trade accounts receivable and inventory. Increases in accrued expenses is primarily due to the accrual of the class action lawsuit approximately $7,600,000. Increases in trade accounts payable is primarily due to an increases in inventory.

During fiscal 2023, the Company provided $13,422,000 in net cash from its operating activities. The fiscal 2023 period cash provided by operating activities was primarily due to net income of $21,185,000 and an increase in accrued expenses and in prepaid and other assets. This was partially offset by increases in trade accounts receivable and inventory. Increases in accrued expenses is primarily due to increases in inventory.

Cash Flows from Investing Activities

Cash used in investing activities was $20,455,000 for fiscal 2024. This was primarily due to the purchase of the Hunter Property of $31,000,000 in fiscal 2024, which was partially offset by proceeds from the sale of marketable securities.

Cash used in investing activities was $23,815,000 for fiscal 2023. This was primarily due to the purchase of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities for fiscal 2024 was $1,372,000, which was primarily due to a decrease in bank overdraft when comparing fiscal 2024 to fiscal 2023. Bank overdraft represents outstanding checks in excess of cash held in our bank account. If the bank account is over drawn, the Company has a nightly sweep feature, which funds the cash account to the line of credit with the Bank. The cash used in financing activities for the prior period is primarily due to an increase in the bank overdraft balance.

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

Item 8.  Financial Statements and Supplementary Data

EACO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of EACO Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EACO Corporation (the “Company”) as of August 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years ended August 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years ended August 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

November 29, 2024

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,	August 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$843	$8,558
Restricted cash	10	10
Trade accounts receivable, net	53,272	46,654
Inventory, net	69,602	56,270
Marketable securities, trading	14,748	27,228
Prepaid expenses and other current assets	3,526	3,843
Total current assets	142,001	142,563
Non-current Assets:
Property, equipment and leasehold improvements, net	35,061	8,041
Operating lease right-of-use assets	7,513	9,988
Other assets, net	3,963	1,652
Total assets	$188,538	$162,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$28,054	$22,505
Accrued expenses and other current liabilities	24,910	16,375
Current portion of long-term debt	129	120
Current portion of operating lease liabilities	2,708	3,950
Total current liabilities	55,801	42,950
Non-current Liabilities:
Long-term debt	4,214	4,348
Operating lease liabilities	4,892	6,225
Total liabilities	64,907	53,523
Commitments and Contingencies Note 8
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	73	38
Retained earnings	111,130	96,255
Total shareholders’ equity	123,631	108,721
Total liabilities and shareholders’ equity	$188,538	$162,244

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended
	August 31,
	2024	2023
Revenues	$356,231	$319,397
Cost of revenues	250,019	226,981
Gross margin	106,212	92,416
Operating expenses:
Selling, general and administrative expenses	80,971	64,936
Impairment on termination of lease	3,906	—
Income from operations	21,335	27,480

Other income (expense):
Net gain on trading securities	128	1,284
Interest and other expense	(177)	(59)
Other (expense) income, net	(49)	1,225
Income before income taxes	21,286	28,705
Provision for income taxes	6,335	7,520
Net income	14,951	21,185
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$14,875	$21,109

Basic earnings per common share	$3.06	$4.34
Diluted earnings per common share	3.05	4.32
Basic weighted average common shares outstanding	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended
	August 31,
	2024	2023
Net income	$14,951	$21,185
Other comprehensive income, net of tax
Foreign currency translation gain (loss)	35	(136)
Total comprehensive income	$14,986	$21,049

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2024 and 2023

(in thousands, except share information)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2022	36,000	$1	4,861,590	$49	$12,378	$174	$75,146	$87,748
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation loss	—	—	—	—	—	(136)	—	(136)
Net income	—	—	—	—	—	—	21,185	21,185
Balance, August 31, 2023	36,000	$1	4,861,590	$49	$12,378	$38	$96,255	$108,721
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation gain	—	—	—	—	—	35	—	35
Net income	—	—	—	—	—	—	14,951	14,951
Balance, August 31, 2024	36,000	$1	4,861,590	$49	$12,378	$73	$111,130	$123,631

See accompanying notes to consolidated financial statements

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended August 31,
	2024	2023
Operating activities:
Net income	$14,951	$21,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,685	1,398
Bad debt expense	454	614
Unrealized loss (gain) on trading securities	324	(448)
Deferred tax provision	(2,401)	(277)
Impairment on termination of lease	3,906	—
Increase (decrease) in cash flow from change in:
Trade accounts receivable	(7,072)	(2,631)
Inventory	(13,332)	(7,462)
Prepaid expenses and other assets	407	829
Operating lease right-of-use assets	2,475	401
Trade accounts payable	6,720	(1,150)
Accrued expenses and other current liabilities	8,535	1,355
Operating lease liabilities	(2,575)	(392)
Net cash provided by operating activities	14,077	13,422
Investing activities:
Additions to property, equipment, and leasehold improvements	(32,611)	(960)
Purchase of marketable securities, trading	12,156	(22,855)
Net cash used in investing activities	(20,455)	(23,891)
Financing activities:
Preferred stock dividend	(76)	(76)
Repayments on long-term debt	(125)	(116)
Bank overdraft	(1,171)	1,893
Net cash (used in) provided by financing activities	(1,372)	1,777
Effect of foreign currency exchange rate changes on cash and cash equivalents	35	(136)
Net decrease in cash, cash equivalents, and restricted cash	(7,715)	(8,828)
Cash, cash equivalents, and restricted cash - beginning of period	8,568	17,396
Cash, cash equivalents, and restricted cash - end of period	$853	$8,568
Supplemental disclosures of cash flow information:
Cash paid for interest	$243	$202
Cash paid for income taxes	$8,505	$7,473

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024 and 2023

Note 1. Organization

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and one additional sales office in Asia located in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. All references herein to “fiscal 2024” and “fiscal 2023” shall refer to the fiscal years ended August 31, 2024 and 2023, respectively.

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for credit losses. Management determines the allowance for credit losses by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding past the customer’s credit terms. The Company does not charge interest on past due balances. The allowance for credit losses was approximately $ 298,000 and $245,000 at August 31, 2024 and 2023, respectively.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated net realizable value. Cost is determined using the weighted average cost that approximates the first-in, first-out method. Inventories are adjusted for slow moving or obsolete items approximating $1,837,000 and $1,806,000 at August 31, 2024 and 2023, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

On October 20, 2023, the Company completed the purchase of its corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”) from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”) for $31,000,000 in cash. An appraisal, conducted in September 2023 by an independent third party, valued the Hunter Property at $31 million, which was inclusive of tenant improvements previously purchased and recorded by the Company. Upon completion of the Hunter Property purchase and the termination of the Hunter Lease during the first quarter of fiscal 2024, the Company recorded an asset impairment of $3.9 million, which was the net book carrying value of the tenant improvements at the date the building was acquired.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of August 31, 2024 and 2023, the Company’s total obligation for securities sold, but not yet purchased was zero. Restricted cash to collateralize the Company’s obligations for short sales was zero at August 31, 2024 and 2023.

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

The Company’s contract with the customer is executed with a customer purchase order and performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products, which the Company’s standard terms and conditions are shipping point, to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products as stated on the Company’s invoice to the customer. Revenue is recognized net of returns and any taxes collected from customers. We offer industry standard contractual terms in our terms and conditions stated on our invoices and Company website.

Freight revenue associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for fiscal 2024 and fiscal 2023.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

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

We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit or expense that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to the unrecognized tax benefit (“UTB”) on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. On the basis of this evaluation, as of August 31, 2024 no valuation allowance has been recorded.

We are subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2024, we are no longer subject to U.S. federal, state, local, Canada examinations by tax authorities for years before 2020.

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of revenues and were approximately $5,530,000 and $5,510,000 for the years ended August 31, 2024 and 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are primarily comprised of digital and online advertising. For fiscal 2024 and fiscal 2023, the Company spent approximately $436,000 and $431,000 respectively, on advertising.

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

Many leases include one or more options to renew the contract. Therefore, renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain to be exercised. We regularly evaluate the renewal options each reporting period and when they are reasonably certain to be exercised, management will include the lease renewal period in our contractual term when estimating the ROU assets and related liabilities.

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, we use an incremental borrowing rate based on information available to us at the lease commencement date in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of August 31, 2024, the Company has right of use assets of approximately $7.5 million and lease liabilities of approximately $7.6 million recorded in the consolidated balance sheet.

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2024 and 2023 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at August 31, 2024 and 2023. Such securities are included with the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2024 and 2023.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (specifically, Canadian dollars used to record the assets and liabilities for Bisco Industries limited) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars at August 31, 2024 and 2023 was $0.74 for both periods. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income. Revenue and expenses are transacted at the average exchange rates for the years ended August 31, 2024 and 2023. The average exchange rate for the years ended August 31, 2024 and 2023 was $0.74 for both periods. The percentage of total assets held outside the United States, in Canada, was 3% as of August 31, 2024 and 2023. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

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

Net sales to customers outside the United States and related trade accounts receivable were both approximately 11% at August 31, 2024, and 11% and 14%, respectively at August 31, 2023. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2024 or 2023. In addition, no single customer’s receivable balance accounted for more than 10% of the Company’s customer receivables as of either August 31, 2024 or 2023.

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended August 31,
	2024	2023
U.S.	89.3%	88.7%
Asia	4.3%	4.5%
Canada	2.8%	4.1%
Other	3.6%	2.7%
Total	100%	100%

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

During the years ended August 31, 2024 and 2023, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

Significant Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016 - 13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective, as amended for smaller reporting companies for all periods beginning after December 15, 2022, including interim periods within those fiscal years. Management has evaluated and implemented this standard, effective 9/1/2023, and had no material impact on its results of operations or financial position.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to enhance transparency into the nature and function of expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and depletion. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, ASU 2024-03 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact ASU 2024-03 will have on our financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, ASU 2023-09 should be applied on a prospective basis while retrospective application is permitted.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company expects to adopt the new annual disclosures as required for fiscal year ended August 31, 2025 (“fiscal 2025”) and the interim disclosures as required beginning subsequent to fiscal 2025.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are summarized as follows:

	August 31,
	2024	2023
Held for use:
Land	$13,155,000	$—
Building	18,713,000	—
Machinery and equipment	12,053,000	11,052,000
Furniture and fixtures	3,462,000	3,204,000
Vehicles	137,000	137,000
Leasehold improvements	2,766,000	7,725,000
Construction in progress	—	648,000
Total held for use	50,286,000	22,766,000
Less: accumulated depreciation and amortization	(15,225,000)	(14,725,000)
Total property, equipment, and leasehold improvements held for use, net	$35,061,000	$8,041,000

On October 20, 2023, the Company purchased the Hunter Property from the Trust for a purchase price of $31,000,000. See Note 9.

For the years ended August 31, 2024 and 2023, depreciation and amortization expense was $1,685,000 and $1,398,000, respectively.

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

The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amount outstanding under this line of credit as of each of August 31, 2024 and August 31, 2023 was zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of August 31, 2024 and August 31, 2023, the Company was in compliance with all such covenants.

The Company also entered into the Construction Loan for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at August 31, 2024 and August 31, 2023). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at August 31, 2024 and August 31, 2023 was $4,343,000 and $4,468,000, respectively. The Construction loan future principal due until maturity by fiscal year is as follows:

Fiscal Year	Principal amount due
2025	$129,000
2026	135,000
2027	4,079,000
Total	$4,343,000

The Company has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5. Shareholders’ Equity

Earnings Per Common Share (“EPS”)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	Years Ended August 31,
(In thousands, except per share information)	2024	2023
EPS – basic and diluted:
Net income	$14,951	$21,185
Less: cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders for basic and diluted EPS computation	$14,875	$21,109
Weighted average common shares outstanding for basic EPS computation	4,861,590	4,861,590
Earnings per common share – basic	$3.06	$4.34
Weighted average common shares outstanding for diluted EPS computation	4,901,590	4,901,590
Earnings per common share – diluted	$3.05	$4.32

For the years ended August 31, 2024 and 2023, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) are included in the computation of diluted earnings per share.

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

Note 6. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) plan”) for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under the 401(k) plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 6% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $925,000 and $851,000 for the years ended August 31, 2024 and 2023, respectively.

Note 7. Income Taxes

The following summarizes the Company’s provision for income taxes on income from operations:

	Years Ended August 31,
	2024	2023
Current:
Federal	$6,408,000	$5,620,000
State	2,218,000	2,048,000
Foreign	387,000	129,000
	9,013,000	7,797,000
Deferred:
Federal	(2,253,000)	—
State	(425,000)	56,000
Foreign	––	(333,000)
	(2,678,000)	(277,000)
Total	$6,335,000	$7,520,000

Income taxes for the years ended August 31, 2024 and 2023 differ from the amounts computed by applying the federal blended and statutory corporate rates of 21% for both 2024 and 2023 to the pre-tax income. The differences are reconciled as follows:

	Years Ended August 31,
	2024	2023
Current:
Expected income tax provision at statutory rate	21.0%	21.0%
Increase (decrease) in taxes due to:
State tax, net of federal benefit	6.3%	5.5%
Permanent differences	(0.7)%	(0.8)%
Other, net	3.2%	0.5%
Income tax expense	29.8%	26.2%

The components of deferred taxes at August 31, 2024 and 2023 are summarized below:

	August 31,
Deferred tax assets (liabilities):	2024	2023
Net operating loss	$—	$57,000
Accruals and reserves	3,448,000	1,230,000
Income tax credits	1,000	1,000
Capital loss	39,000	41,000
Lease liability	1,871,000	2,689,000
Property and equipment, net	(101,000)	(798,000)
Operating lease, right-of-use assets	(1,849,000)	(2,640,000)
Unrealized gains/losses	53,000	204,000
Total deferred tax assets, net	$3,462,000	$784,000

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTA. On the basis of this evaluation, as of August 31, 2024, no valuation allowance has been recorded.

We are subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2024, we are no longer subject to U.S. federal, state, local, Canadian examinations by tax authorities for years before 2020.

Note 8. Commitments and Contingencies

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject the Company to damages or equitable remedies, and divert management and key personnel from core business operations.

In January 2023, a class action lawsuit was filed with the Los Angeles County Superior Court against Bisco, alleging wage and hour violations and related claims. The class action covers a class of former and current employees of Bisco who were employed between January 13, 2019 and the present time. In March 2023, Plaintiff filed a First Amended Complaint that added claims under the California Private Attorneys General Act (“PAGA”). Both parties requested to stay the litigation pending mediation, which mediation commenced in April 2024. As a result of the mediation, the parties agreed in principle to settle this matter for approximately $7.5 million. The settlement agreement is subject to court approval. The Company accrued $7.6 million in fiscal 2024 in anticipation of this settlement and the related legal fees.

Operating Lease Obligations

The Company leases its facilities and automobiles under operating lease agreements (one leased facility is leased from the Trust, which is beneficially owned by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder – see Note 9), which expire on various dates through September 2029 and require minimum rental payments ranging from $1,000 to $28,000 per month. Certain of the leases contain options for renewal under varying terms.

On October 20, 2023, The Company purchased the Hunter Property from the Trust for a purchase price of $31,000,000. See Note 2 for further explanation.

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2025	$3,156,000
2026	2,525,000
2027	1,631,000
2028	717,000
2029	517,000
Thereafter	36,000
Future minimum lease payments	$8,582,000
Less interest	(982,000)
Present value of minimum lease payments	$7,600,000

Operating lease cost under these leases was approximately $2,987,000 and $3,531,000 for fiscal years ended August 31, 2024 and 2023, respectively.

Other information related to operating leases is as follows:

	Year Ended August 31,
	2024		2023
Weighted average remaining lease term	3.1	years	4.3	years
Weighted average discount rate	7.47%		4.73%

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at lease inception.

Note 9. Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer,

Chairman of the Board, and majority shareholder. The Glendale Lease is a ten - year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the twelve months ended August 31, 2024 and 2023, the Company had cash payments related to the Glendale Lease of approximately $313,000 and $305,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 20, 2023, when the Company purchased the Hunter Property. The Hunter Lease had an initial monthly rental rate of $66,300, which was subject to annual rent increases of approximately 2.5% as was set forth in the Hunter Lease. During the twelve months ended August 31, 2024 and 2023, the Company had cash payments related to the Hunter Lease of approximately $123,000 and $857,000, respectively.

On October 5, 2023, the Company entered into a Standard Purchase Agreement and Escrow Instructions (the “Purchase Agreement”) to purchase the Hunter Property for a purchase price of $31 million in cash, which closed on October 20, 2023. The Hunter Property is expected to continue to house the Company’s corporate headquarters and Anaheim distribution center for the foreseeable future. The Hunter Property was purchased with cash, funded by the Company’s available cash accounts and liquidated securities.

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

The following table sets forth by level, within the fair value hierarchy, certain assets at estimated fair value as of August 31, 2024 and 2023:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
August 31, 2024
Marketable securities	$14,748,000	—	—	$14,748,000

August 31, 2023
Marketable securities	$27,228,000	—	—	$27,228,000

Note 11. Subsequent Events

Management has evaluated events subsequent to August 31, 2024, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As required by Rule 13a-15© and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Financial Executive, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Financial Executive has concluded that the Company’s controls and procedures were not effective as of August 31, 2024, due to a material weakness related to the Company’s internal controls over the financial statement closing process.

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

The Company’s management, with the participation of its Chief Financial Executive, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting has material weaknesses as of August 31, 2024, related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements.

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

(c) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

(b) During the fourth quarter of fiscal 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of August 31, 2024, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that such individual should serve on the Board.

Directors and Executive Officers

Directors

Each director serves a one-year term, or until such director’s successor has been elected and qualified.

Glen F. Ceiley, age 78, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of EACO since 1998. As the founder of Bisco with over 50 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry, and growth and development of the Company.

William L. Means, age 81, served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. Mr. Means has served as a director of EACO since July 1999. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Stephen Catanzaro, age 71, Mr. Catanzaro previously owned and operated an accounting and tax practice. Mr. Catanzaro has also served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, from April 2004 until May 2018. He also served as the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco from September 1992 to March 2002. Mr. Catanzaro has served as a director of EACO since 1999. He holds a B.S. degree in Accounting from Lehman College of The City University of New York and an M.B.A. degree from Golden Gate University. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee. Mr. Catanzaro serves as the Company’s audit committee chair.

Ellen S. Bancroft, age 59, joined the Board in July 2022. Ms. Bancroft served as the Executive Vice President, Chief Legal Officer and Secretary of Semtech Corporation (Nasdaq: SMTC), a high-performance semiconductor, IoT systems, and cloud connectivity service provider from March 2024 until her retirement in November 2024. At Semtech, Ms. Bancroft was responsible for all corporate, legal, governance, M&A and SEC matters. Ms. Bancroft also served as the General Counsel and Secretary of indie Semiconductor (Nasdaq: INDI), an automotive semiconductor company, from March 2021 until May 2022. Prior to that, she was a partner at the international law firm of Morgan, Lewis & Bockius LLP since 2013, where she served as the Office Managing Partner for over five years. From 2003 to 2013, she was a partner and the California Corporate Group Head at Dorsey & Whitney LLP. As a corporate partner, she regularly counseled corporate boards and related committees, advised various public companies on their public company reporting obligations and corporate governance matters, and led a variety of M&A and corporate finance transactions. From 2018 to 2021, Ms. Bancroft served as a guest lecturer for the Corporate Governance Program at UCLA Anderson School of Business. She holds a J.D. degree from Vanderbilt University, and a B.S. degree in Business from Indiana University, Bloomington. Ms. Bancroft brings to the Board both public company and corporate governance expertise, as well as a broad legal and corporate finance background.

Executive Officers

Each executive officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified. See above for biographical information for Mr. Ceiley, our Chief Executive Officer and Chairman of the Board.

Donald S. Wagner, age 62, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco since November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, age 43, has served as the Chief Financial Executive and the Principal Accounting Officer of EACO and Bisco since May 2014. Prior to his promotion as Chief Financial Executive, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, age 44, has served as the Executive Vice President of Bisco since December 2019. Prior to such promotion, Mr. Ceiley served as Vice President of Sales and Marketing of Bisco since September 2012 and was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communications from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, who is EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

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

Board Meetings and Committees

In accordance with the Bylaws of EACO, which empower the Board to appoint such committees as it deems necessary and appropriate, the Board has established an Audit Committee and an Executive Compensation Committee (the “Compensation Committee”). During the fiscal 2024, the Board of Directors and the various committees of the Board held the following number of meetings: Board of Directors – 4; Audit Committee – 4; and Compensation Committee - 1. During fiscal 2024, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of any committees of the Board held while he was serving on the Board or such committee.

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

The members of the Audit Committee are Stephen Catanzaro (Chairman), William Means, and Ellen Bancroft. The Board has determined that each of Stephen Catanzaro, William Means and Ellen Bancroft are independent under the independence standards for audit committee members as set forth in the NASDAQ Stock Market’s Marketplace Rules and the applicable SEC rules. The Board has identified Mr. Catanzaro as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

Compensation Committee

The Compensation Committee is generally responsible for establishing the salary and annual bonuses paid to executive officers of EACO and administering EACO’s equity incentive plans, if any, including granting stock options to officers and employees of EACO. The Compensation Committee has not adopted a formal charter. The current members of the Compensation Committee are Glen Ceiley (Chairman) and William Means. The Board has determined that William Means is independent under the independence standards for Compensation Committee members as set forth in the NASDAQ Stock Market’s Marketplace Rules. Mr. Ceiley is not an independent director.

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

Oversight of Risk Management by the Board

While our management has the primary responsibility for identifying and mitigating risks, the Board has the overall responsibility for the oversight of such risks, with a focus on the most significant risks facing the Company. The Board’s duties in this regard are supplemented by committees of the Board. In particular, the Audit Committee focuses on financial risk, including internal controls, and is responsible for discussing with management and our independent auditors policies with respect to risk assessment and risk management, including the process by which we undertake major financial and accounting decisions. Risks related to our compensation programs are reviewed by the Compensation Committee. In connection with its responsibilities relating to risk assessment, our full Board receives reports on risk management from senior officers of the Company, including the CEO of the Company, and from the Chairman of the Audit Committee, and periodically engages in discussions of the most significant risks that the Company is facing and how these risks are being managed. While the Company has not experienced any material cyber attack or breach, the Board is currently evaluating cyber security risks and has retained a third party consultant to assist it in this regard. Throughout the year, the Board plans to dedicate a portion of their meetings to review and discuss specific risk topics in greater detail.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of its securities by its directors, officers, employees and independent contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company.

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executive officers and directors) to defined window periods that follow the Company’s quarterly earnings. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Chief Financial Executive and Principal Accounting Officer. Due to the nature of EACO’s operations and related consolidated financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary, and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2024 or fiscal 2023. However, both of them receive compensation from Bisco for their services provided to Bisco.

All compensation for the named executive officers for fiscal 2024 and fiscal 2023 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Mr. Ceiley receives quarterly cash dividends in the amount of $19,125 on his shares of preferred stock of EACO and was paid a total of $76,500 during fiscal 2024.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2024 and fiscal 2023 by (i) our Chief Executive Officer, and (ii) the two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2024 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this Annual Report.

	Fiscal				All Other
Name and Principal Position	Year	Salary		Bonus	Compensation		Total
Glen F. Ceiley	2024	$188,000	(1)	$4,338	$5,423	(2)	$197,762
Chief Executive Officer and Chairman of the Board of EACO and Bisco	2023	188,000	(1)	4,338	5,770	(2)	198,109
Donald S. Wagner	2024	314,672		123,291	14,736	(3)	452,700
President and Chief Operating Officer of Bisco	2023	289,066		224,785	15,732	(3)	529,583
Zachary Ceiley	2024	226,136		113,428	14,703	(3)	354,267
Executive Vice President of Bisco	2023	205,403		204,393	14,361	(3)	424,158
(1)	Includes $18,200 consulting fees payable to Glen Ceiley’s spouse, Barbara Ceiley, in each of fiscal 2024 and fiscal 2023.
(2)	Consists of the Company’s matching contribution for Mr. G. Ceiley pursuant to the Company’s Section 401(k) plan.
(3)	Includes (i) auto allowance of $6,696 payable to each of Messrs. Z. Ceiley and Wagner in fiscal 2024 and fiscal 2023; (ii) Section 401(k) matching contributions of $8,007 and $8,036 payable to Mr. Z. Ceiley in fiscal 2024 and fiscal 2023, respectively; and (iii) Section 401(k) matching contributions of $8,040 and $9,036 payable to Mr. Wagner in each of fiscal 2024 and fiscal 2023, respectively.

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2024 to any named executive officer, and no outstanding equity awards were held by the named executive officers at August 31, 2024.

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

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2024. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

	Fees Earned or
Director	Paid in Cash	Total
Stephen Catanzaro	$16,800	$16,800
William Means	15,600	15,600
Ellen Bancroft	15,600	15,600

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of October 31, 2024 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares of Common Stock	Percent of
Name and Address of Beneficial Owner (1)	Beneficially Owned	Class(2)
Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,702,813	95.9%
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	—	—
Ellen Bancroft	—	—
All executive officers and directors as a group (7 persons)(3)	4,703,135	95.9%

* Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 5065 East Hunter Ave, Anaheim, California 92807.

(2)	Based on 4,861,590 shares of common stock outstanding as of November 26, 2024.

(3)	Includes (i) 4,662,813 shares of common stock held by the Trust; (ii) 40,000 shares of common stock issuable upon conversion of the 36,000 shares of Series A cumulative convertible preferred stock held by the Trust (assuming no accrued unpaid dividends).

Item 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Since September 1, 2021, except as described below or under Item 11 (Executive Compensation), there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On November 21, 2017, Bisco entered into the Chicago Lease with the Trust for the Glendale Heights Property, which consists of office and warehouse space in Glendale Heights, Illinois. The initial base monthly rent is $22,600, which is subject to a 2.5% annual increase. As of August 31, 2024, the Company leased the Glendale Heights Property under operating lease agreements with the Trust, which is a grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder.

On July 26, 2019, the Company entered into the Hunter Lease Agreement with the Trust, for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 20, 2023, when the Company purchased the Hunter Property. The Hunter Lease had an initial monthly rental rate of $66,300, which was subject to annual rent increases of approximately 2.5% as was set forth in the Hunter Lease.

During fiscal 2024 and fiscal 2023, the Company paid approximately $436,000 and $1,162,000, respectively, of rent related to the Chicago Lease and Hunter Lease.

On July 26, 2019, the Company entered into the Hunter Lease with the Trust, for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the new headquarters in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 20, 2023, when the Company completed the purchase of the Hunter Property from the Trust for the amount of $31,000,000. The Company agreed to the Property Purchase primarily to utilize its cash position and to reduce its corporate overhead expenses. The Hunter Property is expected to continue to house the Company’s corporate headquarters and Anaheim distribution center for the foreseeable future. See Note 9.

Item 14.  Principal Accounting Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2024 and fiscal 2023, the Audit Committee pre-approved all services performed for the Company by the auditor.

Principal Accountant Fees

During fiscal 2024 and fiscal 2023, the Company paid Haskell & White LLP $239,000 and $245,000, respectively, for audit fees.

Audit Fees

Audit fees consist of fees billed for professional services rendered in connection with the audit of the financial statements included in the Company’s annual reports on Form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2024 and 2023 and for other regulatory filings for such fiscal years.

Other Fees

There were no other fees billed by Haskell & White LLP during fiscal 2024 or fiscal 2023.

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

4.1*	Description of Securities
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

10.25

Hunter Property Purchase Agreement ($31,000,000) for Real Property and Escrow Instructions dated October 5, 2023 between Bisco and the Trust (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2023)

10.26

Change In Terms Agreement dated April 12, 2024, between Bisco Industries, Inc. and Citizens Business Bank for $20,000,000 line of credit (Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 14, 2024, is incorporated herein by reference.)

10.27

Business Loan Agreement dated April 12, 2024, between Bisco and Citizens Business Bank for $20,000,000 (Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 14, 2024, is incorporated herein by reference.)

19.1*	Statement of Policy regarding Insider Trading
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 29, 2011, is incorporated herein by reference.)
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

November 29, 2024	EACO Corporation

/s/ Glen F. Ceiley
By: Glen F. Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/29/2024
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Chief Financial Executive (principal accounting officer)	11/29/2024
Michael Narikawa

/s/ Steve Catanzaro	Director	11/29/2024
Steve Catanzaro

/s/ William Means	Director	11/29/2024
William Means

/s/ Ellen Bancroft	Director	11/29/2024
Ellen Bancroft