Form 10-Q
period 2024-11-30
EACO CORP
filed 2025-01-13
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024, or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

As of January 13, 2025, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended
	November 30,
	2024	2023
Net sales	$93,920	$80,255
Cost of sales	66,139	56,683
Gross margin	27,781	23,572
Operating expenses:
Selling, general and administrative expenses	18,938	17,217
Impairment on termination of lease	—	3,906
Income from operations	8,843	2,449

Other income (expense):
Net gain (loss) on trading securities	454	(44)
Interest and other expense, net	(48)	(9)
Other income (expense), net	406	(53)
Income before income taxes	9,249	2,396
Provision for income taxes	2,361	617
Net income	6,888	1,779
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$6,869	$1,760
Basic earnings per common share	$1.41	$0.36
Basicweighted average common shares outstanding	4,861,590	4,861,590
Diluted earnings per common share:	$1.41	$0.36
Diluted weighted average common shares outstanding	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2024	2023
Net income	$6,888	$1,779
Other comprehensive (loss), net of tax:
Foreign translation (loss)	(35)	(131)
Total comprehensive income	$6,853	$1,648

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2024	2024*
ASSETS
Current Assets:
Cash and cash equivalents	$591	$843
Restricted cash	10	10
Trade accounts receivable, net	51,736	53,272
Inventory, net	75,683	69,602
Marketable securities, trading	20,521	14,748
Prepaid expenses and other current assets	4,489	3,526
Total current assets	153,030	142,001
Non-current Assets:
Property, equipment and leasehold improvements, net	34,759	35,061
Operating lease right-of-use assets	6,930	7,513
Other assets, net	4,043	3,963
Total assets	$198,762	$188,538
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$34,893	$28,054
Accrued expenses and other current liabilities	22,070	24,910
Current portion of long-term debt	131	129
Current portion of operating lease liabilities	2,596	2,708
Total current liabilities	59,690	55,801
Non-current Liabilities:
Long-term debt	4,181	4,214
Operating lease liabilities	4,426	4,892
Total liabilities	68,297	64,907
Commitments and Contingencies Note 9
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	38	73
Retained earnings	117,999	111,130
Total shareholders’ equity	130,465	123,631
Total liabilities and shareholders’ equity	$198,762	$188,538

*Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2024 filed with the U.S. Securities and Exchange Commission on November 29, 2024.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
Three Months Ended November 30, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, August 31, 2024	36,000	$1	4,861,590	$49	$12,378	$73	$111,130	$123,631
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation (loss)	—	—	—	—	—	(35)	—	(35)
Net income	—	—	—	—	—	—	6,888	6,888
Balance, November 30, 2024	36,000	$1	4,861,590	$49	$12,378	$38	$117,999	$130,465

Three Months Ended November 30, 2023
Balance, August 31, 2023	36,000	$1	4,861,590	$49	$12,378	$38	$96,255	$108,721
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation (loss)	—	—	—	—	—	(131)	—	(131)
Net income	—	—	—	—	—	—	1,779	1,779
Balance, November 30, 2023	36,000	$1	4,861,590	$49	$12,378	$(93)	$98,015	$110,350

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2024	2023
Operating activities:
Net income	$6,888	$1,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433	317
Bad debt expense	66	47
Deferred tax provision	(48)	(67)
Net unrealized (gain) loss on trading securities	(213)	210
Impairment on termination of lease	—	3,906
Increase (decrease) in cash from changes in:
Trade accounts receivable	1,470	556
Inventory	(6,081)	(3,986)
Prepaid expenses and other assets	(995)	(346)
Operating lease right-of-use assets	583	5,772
Trade accounts payable	3,328	190
Accrued expenses and other current liabilities	(2,840)	(2,257)
Right of use liabilities	(578)	(5,820)
Net cash provided by operating activities	2,013	301
Investing activities:
Additions to property, equipment, and leasehold improvements	(131)	(31,701)
(Purchase) proceeds from sale of marketable securities, trading	(5,560)	22,791
Net cash used in investing activities	(5,691)	(8,910)
Financing activities:
Borrowing on revolving credit facility	—	3,081
Repayments of long-term debt	(31)	(31)
Preferred stock dividend	(19)	(19)
Bank overdraft	3,511	3,650
Net cash provided by financing activities	3,461	6,681
Effect of foreign currency exchange rate changes on cash and cash equivalents	(35)	(131)
Net decrease in cash, cash equivalents, and restricted cash	(252)	(2,059)
Cash, cash equivalents, and restricted cash - beginning of period	853	8,568
Cash, cash equivalents, and restricted cash - end of period	$601	$6,509
Supplemental disclosures of cash flow information:
Cash paid for interest	$48	$296
Cash paid for income taxes	$9,211	$674

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2024

Note 1.    Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and 1 additional sales office located in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2024 (“fiscal 2024”). The condensed consolidated balance sheet as of August 31, 2024 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2024. Operating results for the three months ended November 30, 2024 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses on our trade receivables, resulting from the inability of our customers to make payments for products sold. The allowance for credit losses is based on a variety of factors, including credit reviews, historical experience, length of time receivables are due, current economic trends and changes in customer payment behavior. We also record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The allowance for credit losses was $283,000 and $298,000 at November 30, 2024 and August 31, 2024, respectively.

Inventories, Net

Inventories consist primarily of electronic fasteners and components and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items, which was approximately $1,870,000 and $1,837,000 at November 30, 2024 and August 31, 2024, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

The Company provides for tax contingencies, if any, for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing. Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations.

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

The Company’s contract with the customer is executed with a customer purchase order and performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products, which the Company’s standard terms and conditions are shipping point, to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products as stated on the Company’s invoice to the customer. Revenue is recognized net of returns and any taxes collected from customers. The Company offer industry standard contractual terms in its terms and conditions stated on its invoices and Company website.

Freight revenues associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for the three months ended November 30, 2024 (“Q1 2025”) and November 30, 2023 (“Q1 2024”).

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

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, the Company uses an incremental borrowing rate based on our line of credit variable interest rate that is set at the bank prime index rate in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of November 30, 2024, the Company has right of use assets of approximately $6.9 million and lease liabilities of approximately $7.0 million recorded in the consolidated balance sheet. As of August 31, 2024, the Company has right of use assets of approximately $7.5 million and lease liabilities of approximately $7.6 million recorded in the consolidated balance sheet.

Earnings Per Common Share

Basic earnings per common share for the three months ended November 30, 2024 and 2023 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at November 30, 2024 and 2023. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the quarters ended November 30, 2024 and 2023.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (Canadian dollars for Bisco’s Canadian subsidiary) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars on November 30, 2024 and 2023 was $0.71 and $0.74, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for the three months ended November 30, 2024 and 2023. The average exchange rates for the three months ended November 30, 2024 and 2023 were $0.73. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 11% of revenues for the three months ended November 30, 2024 and 2023, and related accounts receivable were approximately 11% and 12% of total accounts receivable as of November 30, 2024 and 2023, respectively. Sales to customers in Canada accounted for approximately 28% and 29% of such international sales for the three months ended November 30, 2024 and 2023, respectively. Sales to customers located within Asia accounted for approximately 39% and 41% of such international sales for the three months ended November 30, 2024 and 2023, respectively.

No single customer accounted for more than 10% of revenues for the three months ended November 30, 2024 and 2023. In addition, no single customer’s receivable balance accounted for more than 10% of total customer receivables as of November 30, 2024 and August 31, 2024, respectively.

Significant Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective, as amended for smaller reporting companies for all periods beginning after December 15, 2022, including interim periods within those fiscal years. Management has evaluated and implemented this standard, effective September 1, 2023, which adoption had no material impact on its results of operations or financial position.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company expects to adopt the new annual disclosures as required for fiscal year ending August 31, 2025 (“fiscal 2025”) and the interim disclosures as required beginning subsequent to fiscal 2025.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.    Accrued Liabilities

The Company’s accrued liabilities as of November 30, 2024 and August 31, 2024 are summarized as follows (in thousands):

	November 30,	August 31,
	2024	2024
Accrued expenses and other current liabilities:

Accrued accounts payable	$9,163	$8,514
Accrued compensation and payroll	3,299	9,097
Accrued taxes	9,608	7,299
Total Accrued expenses and other current liabilities	$22,070	$24,910

Note 4.    Debt

The Company has a $20 million line of credit agreement with Citizens Business Bank (“the Bank”). On May 10, 2024, the Company executed a Change in Terms Agreement dated as of April 12, 2024 (the “Amendment”) with the Bank to modify terms of that certain Business Loan Agreement dated as of November 5, 2022 between Bisco and the Bank. The Amendment (i) extends the expiration date of the line of credit under the Loan Agreement to February 15, 2026; and (ii) increases the principal loan amount under the line of credit to $20 million.

The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amount outstanding under this line of credit as of each of November 30, 2024 and August 31, 2024 was zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of November 30, 2024 and August 31, 2024, the Company was in compliance with all such covenants. The Company also entered into a loan agreement with the Bank on July 12, 2019 to borrow up to $5 million (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly The interest rate was 4.35% at November 30, 2024 and August 31, 2024. Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at November 30, 2024 and August 31, 2024 was $4,312,000 and $4,343,000, respectively.

The Construction Loan’s future principal due until maturity by fiscal year is as follows:

Fiscal Year	Principal Amount Due
2025	$98,000
2026	135,000
2027	4,079,000
Total	$4,312,000

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

Minimum future rental payments under operating leases are as follows:

Years Ending :
2025 (remaining nine months)	$2,374,000
2026	2,552,000
2027	1,657,000
2028	728,000
2029	517,000
Thereafter	36,000
Future minimum lease payments	$7,864,000
Less interest	(842,000)
Present value of minimum lease payments	$7,022,000

Operating lease cost under these leases was approximately $804,000 and $832,000 for the three months ended November 30, 2024 and 2023, respectively.

Other information related to operating leases is as follows:

	November 30,	August 31,
	2024	2024
Weighted average remaining lease term	3.0 years	3.1 years
Weighted average discount rate	7.53%	7.47%

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at lease inception.

Note 6.    Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for earnings per common share (in thousands, except per share data):

	Three Months Ended
	November 30,
(In thousands, except per share information)	2024	2023
EPS – basic and diluted:
Net income	$6,888	$1,779
Less: cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders for basic and diluted EPS computation	$6,869	$1,760
Weighted average common shares outstanding for basic EPS computation	4,861,590	4,861,590
Earnings per common share – basic	$1.41	$0.36
Weighted average common shares outstanding for diluted EPS computation	4,901,590	4,901,590
Earnings per common share – diluted	$1.41	$0.36

For the three months ended November 30, 2024 and 2023, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock) are included in the computation of diluted earnings per share.

Note 7.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the three months ended November 30, 2024 and 2023, the Company incurred expense related to the Glendale Lease of approximately $80,000 and $78,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 20, 2023, when the Company purchased the Hunter Property. The Hunter Lease had an initial monthly rental rate of $66,300, which was subject to annual rent increases of approximately 2.5% as was set forth in the Hunter Lease. During the three months ended November 30, 2024 and 2023, the Company incurred expense related to the Hunter Lease of approximately zero and $123,000, respectively.

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

Note 8.    Income Taxes

During the three months ended November 30, 2024 and 2023, the Company recorded an income tax provision of $2,361,000 and $617,000, respectively, resulting in an effective tax rate of 25.5% and 25.8%, respectively. The provision for income taxes increased by $1,744,000 in the three months period ended November 30, 2024 over the prior year period due to higher pre-tax income in the current period over the prior year period. The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three months ended November 30, 2024 and 2023, the Company did not have a liability for any unrecognized tax benefit. Management has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2024 and 2023, the Company did not have a liability for penalties or interest. Management does not expect any changes to its unrecognized tax benefit for the next nine months that would materially impact its consolidated financial statements.

The Company’s tax years for 2021, 2022, and 2023 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2020.

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

Note 10.    Subsequent Events

Management has evaluated events subsequent to November 30, 2024, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including, but not limited to adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in costs and overhead, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and good relationships with suppliers, the willingness of lenders to extend financing commitments and the availability of capital resources, a potential health pandemic and the other risks set forth in “Risk Factors” in Part II, Item 1A of our Annual Report on Form 10-K filed with the SEC on November 29, 2024 or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

The condensed consolidated financial statements comprise the accounts of EACO and its wholly-owned subsidiary, Bisco, and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited.

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco. Bisco is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and 1 sales office located in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Within the context of these critical accounting policies, Management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended November 30, 2024.

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

The Company’s performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products, which the Company’s are at shipping point pursuant to the Company’s standard terms and conditions, to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products. Revenue is recognized net of returns and any taxes collected from customers. We offer industry standard contractual terms in our purchase orders.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2024 and 2023

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2024	2023	Change	Change
Net sales	$93,920	$80,255	$13,665	17.0%
Cost of sales	66,139	56,683	9,456	16.7%
Gross margin	$27,781	$23,572	$4,209	17.9%
Gross margin as a percent of revenues	29.6%	29.4%		0.2%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special-order fees, as well as freight charged to customers.

The three months ended November 30, 2024 (“Q1 2025”) as compared to the three months ended November 30, 2023 (“Q1 2024”) increase in revenues was largely due to added sales employees during Q1 2025, increasing by 13 sales employees when comparing to Q1 2024. We believe that this increased sales headcount led to the addition of new customers and the ability to sell more products to existing customers and creating better customer relationships. Additionally, revenues for Q1 2025 have increased when compared to Q1 2024 due to higher inventory stock available and an increased demand for those products. Gross margin for Q1 2025 and Q1 2024 have stayed consistent at approximately 29.6% and 29.4%, respectively.

Operating Expenses ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2024	2023	Change	Change
Operating expenses:
Selling, general and administrative expense	$18,938	$17,217	$1,721	10.0%
Impairment on termination of lease	—	3,906	(3,906)	(100.0)%
Total operating expenses	$18,938	21,123	(2,185)	(10.3)%
Percent of net sales	20.2%	26.3%		(6.1)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses. The increase in SG&A is primarily due to higher personnel costs related to an increase in the number of sales and administrative employees, from 577 employees in Q1 2024 to 605 employees in Q1 2025, as well as higher bonuses and commissions related to the higher sales in The Company recognized an impairment charge of $3.9 million in Q1 2024 related to the Hunter Property and termination of the Hunter Lease, which charge was not present in Q1 2025.

Other (Expense), Net ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2024	2023	Change	Change
Other income (expense):
Net gain (loss) on trading securities	$454	$(44)	$498	1,131.8%
Interest and other expense, net	(48)	(9)	(39)	(433.3)%
Other Income (expense), net	$406	$(53)	$459	866.0%
Percent of net sales	0.4%	(0.1)%		0.5%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2025, the Company recognized a net gain on trading securities of $454,000 as compared to a net loss of $44,000 in Q1 2024. The change in net trading securities in Q1 2024 was primarily due to timing of sales and purchases and general market climate for short and long positions during the period.

Interest and other (expense), net, increased in Q1 2025 compared to Q1 2024, which was primarily due to larger amount of interest income earned from US treasury bonds held during Q1 2024.

Income Tax Provision ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2024	2023	Change	Change
Income tax provision	$2,361	$617	$1,744	282.7%
Percent of pre-tax income	25.5%	25.8%		(0.3)%

The provision for income taxes increased by $1,744,000 in Q1 2025 over the prior year period. This decrease was due to higher taxable income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income decreased from 25.8% at Q1 2024 to 25.5% at Q1 2025.

Liquidity and Capital Resources

As of November 30, 2024 and August 31, 2024, the Company held approximately $591,000 and $843,000 of unrestricted cash and cash equivalents, respectively. The Company also held $20,521,000 and $14,748,000 of marketable securities at November 30, 2024 and August 31, 2024, respectively, which could be liquidated, if necessary.

The Company currently has an available $20.0 million line of credit with the Bank. The Company entered into a Change in Terms Agreement dated April 12, 2024 with the Bank, which increased the principal loan amount under the line of credit to $20.0 million and extended the maturity date of the line of credit from July 5, 2024 to February 15, 2026. The line of credit has a variable interest rate set at the bank prime index rate, provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of November 30, 2024 and August 31, 2024, the Company was in compliance with all such covenants. There was no outstanding balance on the line of credit as of each of November 30, 2024 and August 31, 2024.

In April 2024, the Company engaged in a mediation concerning a pending class action lawsuit and reached an agreement in principle to settle the lawsuit. The Company entered into a settlement agreement in this litigation, which agreement is subject to court approval and won’t be payable until late in fiscal 2025. The Company expects the aggregate settlement amount to be approximately $7.5 million. The Company has accrued $7.6 million in fiscal 2024 in anticipation of this settlement and related lawyer fees. The Company expects to use existing cash and cash equivalents, and cash generated from operations to fund this settlement after the legal proceedings are completed in fiscal 2025.

Cash Flows from Operating Activities

Cash provided by operating activities was $2,012,000 for the three months ended November 30, 2024 as compared with cash provided by operations of $301,000 for the three months ended November 30, 2023. Cash provided by operating activities in the current period was primarily due to net income earned in the period and an increase in trade accounts payable. This was adversely impacted by an increase in inventory purchases and decrease in accrued expenses and other liabilities for the three months ended November 30, 2024. The prior period cash provided by operating activities was primarily due to net income earned in the period, impairment on termination of lease, and a reduction in operating lease right of use assets. Changes related to the impairment and operating lease right of use assets is primarily due to the termination of the Hunter Lease and the purchase of the Hunter Property.

Cash Flows from Investing Activities

Cash used in investing activities was $5,691,000 for the three months ended November 30, 2024 as compared with cash used in investing activities of $8,910,000 for the three months ended November 30, 2023. Cash used in investing activities in the three months ended November 30, 2024 was primarily due to purchase of marketable securities. Cash used in investing activities in the three months ended November 30,2023 was due to the purchase of the Hunter Property in the period, partially offset by sale of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2024 was $3,461,000 as compared with cash provided by financing activities of $6,681,000 for the three months ended November 30, 2023. The cash provided in financing activities for the current period is primarily due to the change in bank overdraft, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash provided by financing activities for the prior period is primarily due to borrowing on revolving credit facility and the change in bank overdraft.

Contractual Financial Obligations

In addition to using cash flow generated from operations, the Company finances its operations through borrowings under its line of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and finance leases are recorded as liabilities on the consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the Company’s annual report on Form 10-K for the year ended August 31, 2024 as filed with the SEC on November 29, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e))

as of November 30, 2024, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2024 because of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that there was a material weakness in the Company’s internal control over financial reporting as of August 31, 2024, related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements related to the Company’s lease accounts, and certain inventory and accrued liability accounts.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended November 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows. Please see Note 9 of the Notes to Consolidated Financial Statements of this Report for disclosure regarding a lawsuit to which we have reached an agreement in principle to settle, which agreement is subject to court approval.

Item 1A. Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended August 31, 2024, filed with the SEC on November 29, 2024, contains risk factors identified by the Company. Except as noted below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We generally do not have long-term sales contracts with our customers.

Most of our sales are made on a purchase order basis, rather than through long-term sales contracts. As such, our customers typically do not have any obligation to purchase any products from us. A variety of conditions, both specific to each customer and generally affecting each customer’s industry for which we do not have control, may cause customers to reduce, cancel or delay orders that were either previously made or anticipated. In addition, customers may go bankrupt or fail, default on their payments or encounter difficulties and changes in their business operations that may cause them to reduce or cancel orders for our products. Significant or numerous cancellations, reductions, delays in orders by customers, losses of customers, and/or customer defaults on payment, particularly those by our major customers, could materially adversely affect our business and revenues.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None

Item 6.   Exhibits

No.	Exhibit

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

EACO CORPORATION
(Registrant)

Date: January 13, 2025	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Chief Financial Executive
(Principal Accounting Officer)