Form 10-Q
period 2025-02-28
EACO CORP
filed 2025-04-11
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025, or

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

Yes ☐  No ☒

As of April 11, 2025, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net sales	$100,132	$83,335	$194,052	$163,590
Cost of sales	70,624	58,308	136,763	114,991
Gross margin	29,508	25,027	57,289	48,599
Operating expenses:
Selling, general and administrative expenses	20,414	17,598	39,352	34,815
Impairment on termination of lease	—	—	—	3,906
Income from operations	9,094	7,429	17,937	9,878

Other income (expense):
Net gain (loss) on trading securities	30	23	484	(21)
Interest and other (expense)	(49)	(75)	(97)	(84)
Other (expense) income, net	(19)	(52)	387	(105)
Income before income taxes	9,075	7,377	18,324	9,773
Provision for income taxes	2,312	1,879	4,673	2,496
Net income	6,763	5,498	13,651	7,277
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$6,744	$5,479	$13,613	$7,239
Basic earnings per share:	$1.39	$1.13	$2.80	$1.49
Basic weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590
Diluted earnings per share:	$1.38	$1.12	$2.79	$1.48
Diluted weighted average common shares outstanding	4,901,590	4,901,590	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net income	$6,763	$5,498	$13,651	$7,277
Other comprehensive gain (loss), net of tax:
Foreign translation gain (loss)	(104)	45	(139)	(86)
Total comprehensive income	$6,659	$5,543	$13,512	$7,191

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	February 28,	August 31,
	2025	2024*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$499	$843
Restricted cash	10	10
Trade accounts receivable, net	54,743	53,272
Inventory, net	79,377	69,602
Marketable securities, trading	15,081	14,748
Prepaid expenses and other current assets	4,325	3,526
Total current assets	154,035	142,001
Non-current Assets:
Property, equipment and leasehold improvements, net	34,529	35,061
Operating lease right-of-use assets	7,223	7,513
Other assets, net	3,970	3,963
Total assets	$199,757	$188,538
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$35,453	$28,054
Accrued expenses and other current liabilities	15,545	24,910
Current portion of long-term debt	131	129
Current portion of operating lease liabilities	2,679	2,708
Total current liabilities	53,808	55,801
Non-current Liabilities:
Long-term debt	4,149	4,214
Operating lease liabilities	4,695	4,892
Total liabilities	62,652	64,907
Commitments and Contingencies Note 8
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive (loss) income	(66)	73
Retained earnings	124,743	111,130
Total shareholders’ equity	137,105	123,631
Total liabilities and shareholders’ equity	$199,757	$188,538
*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2024 filed with the U.S. Securities and Exchange Commission on November 29, 2024.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
For the three and six months ended February 28, 2025
Balance, August 31, 2024	36,000	$1	4,861,590	$49	$12,378	$73	$111,130	$123,631
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(35)	—	(35)
Net income	—	—	—	—	—	—	6,888	6,888
Balance, November 30, 2024	36,000	$1	4,861,590	$49	$12,378	$38	$117,999	$130,465
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation (loss)	—	—	—	—	—	(104)	—	(104)
Net income	—	—	—	—	—	—	6,763	6,763
Balance, February 28, 2025	36,000	$1	4,861,590	$49	$12,378	$(66)	$124,743	$137,105

For the three and six months ended February 29, 2024
Balance, August 31, 2023	36,000	$1	4,861,590	$49	$12,378	$38	$96,255	$108,721
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(131)	—	(131)
Net income	—	—	—	—	—	—	1,779	1,779
Balance, November 30, 2023	36,000	$1	4,861,590	$49	$12,378	$(93)	$98,015	$110,350
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	5,498	5,498
Balance, February 29, 2024	36,000	$1	4,861,590	$49	$12,378	$(48)	$103,494	$115,874

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 28,	February 29,
	2025	2024
Operating activities:
Net income	$13,651	$7,277
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	858	806
Bad debt expense	144	135
Deferred tax provision	(28)	40
Net unrealized (gain) loss on trading securities	(100)	267
Impairment on termination of lease	—	3,906
Increase (decrease) in cash flow from change in:
Trade accounts receivable	(1,615)	(468)
Inventory	(9,775)	(7,483)
Prepaid expenses and other assets	(778)	751
Operating lease right-of-use assets	290	5,296
Trade accounts payable	5,881	3,404
Accrued expenses and other current liabilities	(9,365)	(8,166)
Operating lease liabilities	(226)	(5,305)
Net cash (used in) provided by operating activities	(1,063)	460
Investing activities:
Purchase of property, equipment, and leasehold improvements	(326)	(32,208)
Net (purchases) sales of marketable securities, trading	(233)	25,283
Net cash used in investing activities	(559)	(6,925)
Financing activities:
Repayments on long-term debt	(63)	(62)
Preferred stock dividend	(38)	(38)
Bank overdraft	1,518	2,077
Net cash provided by financing activities	1,417	1,977
Effect of foreign currency exchange rate changes on cash and cash equivalents	(139)	(86)
Net decrease in cash, cash equivalents, and restricted cash	(344)	(4,574)
Cash, cash equivalents, and restricted cash - beginning of period	853	8,568
Cash, cash equivalents, and restricted cash - end of period	$509	$3,994
Supplemental disclosures of cash flow information:
Cash paid for interest	$97	$145
Cash paid for income taxes	$9,213	$8,276

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2025

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2024 (“fiscal 2024”). The condensed consolidated balance sheet as of August 31, 2024 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2024. Operating results for the three and six months ended February 28, 2025 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses on our trade receivables, resulting from the inability of our customers to make payments for products sold. The allowance for credit losses is based on a variety of factors, including credit reviews, historical experience, length of time receivables are due, current economic trends and changes in customer payment behavior. We also record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The allowance for credit losses was $294,000 and $298,000 at February 28, 2025 and August 31, 2024, respectively.

Inventories, net

Inventories consist primarily of electronic fasteners and components and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items, which was approximately $1,930,000 and $1,837,000 at February 28, 2025 and August 31, 2024, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Impairment of Long-Lived Assets

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

On October 20, 2023, the Company completed the purchase of its corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”) from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”) for $31,000,000 in cash. An appraisal, conducted in September 2023 by an independent third party, valued the Hunter Property at $31,000,000, which was inclusive of tenant improvements previously purchased and recorded by the Company. Upon completion of the Hunter Property purchase and the termination of the Hunter Lease during the first quarter of fiscal 2024, the Company recorded an asset impairment of $3,900,000, which was the net book carrying value of the tenant improvements at the date the building was acquired.

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

The Company’s contract with the customer is executed with a customer purchase order and performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products, which the Company’s standard terms and conditions are shipping point, to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products as stated on the Company’s invoice to the customer. Revenue is recognized net of returns and any taxes collected from customers. The Company generally offers industry standard contractual terms in its terms and conditions stated on its invoices and Company website.

Freight revenues associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for the three and six months ended February 28, 2025 and February 29, 2024.

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

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, the Company uses an incremental borrowing rate based on our line of credit variable interest rate that is set at the bank prime index rate in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of February 28, 2025, the Company had right of use assets of approximately $7,200,000 and lease liabilities of approximately $7,400,000 recorded in the consolidated balance sheet. As of August 31, 2024, the Company had right of use assets of approximately $7,500,000 and lease liabilities of approximately $7,600,000 recorded in the consolidated balance sheet.

Earnings Per Common Share

Basic earnings per common share for each of the three and six months ended February 28, 2025 and February 29, 2024 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at each of February 28, 2025 and February 29, 2024. Such securities are excluded from the weighted average shares outstanding used to calculate diluted earnings per common share for the quarters ended February 28, 2025 and February 29, 2024 as the inclusion of such securities would be anti - dilutive since the conversion price was greater than the average market price of the Company’s common stock during these periods.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (specifically, Canadian dollars used to record the assets and liabilities for Bisco Industries limited) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars to U.S. dollars on February 28, 2025 and February 29, 2024 was $0.70 and $0.74, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for each of the three and six months ended February 28, 2025 and February 29, 2024. The average exchange rates for the six months ended February 28, 2025 and February 29, 2024 were $0.73. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 11% and 10% of revenues for each of the six months ended February 28, 2025 and February 29, 2024, respectively, and related accounts receivable were approximately 11% and 10% of total accounts receivable as of February 28, 2025 and February 29, 2024, respectively. Sales to customers in Canada accounted for approximately 27% and 28% of such international sales for the six months ended February 28, 2025 and February 29, 2024, respectively. Sales to customers located within Asia accounted for approximately 42% and 37% of such international sales for the six months ended February 28, 2025 and February 29, 2024, respectively.

Net sales to customers outside the United States were approximately 11% and 10% of revenues for the three months ended February 28, 2025 and February 29, 2024, respectively, and related accounts receivable were approximately 11% and 10% of total accounts receivable as of February 28, 2025 and February 29, 2024, respectively. Sales to customers in Canada accounted for approximately 26% and 27% of such international sales for the three months ended February 28, 2025 and February 29, 2024, respectively. Sales to customers located within Asia accounted for approximately 44% and 32% of such international sales for the three months ended February 28, 2025 and February 29, 2024, respectively.

No single customer accounted for more than 10% of revenues for either of the three months and six months ended February 28, 2025 and February 29, 2024. In addition, no single customer’s receivable balance accounted for more than 10% of the Company’s customer receivables as of either February 28, 2025 or August 31, 2024.

Note 3.    Accrued Liabilities

The Company’s accrued liabilities as of February 28, 2025 and August 31, 2024 are summarized as follows (in thousands):

	February 28,	August 31,
	2025	2024
Accrued expenses and other current liabilities:

Accrued accounts payable	$8,655	$8,514
Accrued compensation and payroll	4,404	9,097
Accrued taxes	2,486	7,299
Total accrued expenses and other current liabilities	$15,545	$24,910

Note 4.    Debt

The Company has a $20,000,000 line of credit agreement with Citizens Business Bank (the “Bank”). On May 10, 2024, the Company executed a Change in Terms Agreement dated as of April 12, 2024 (the “Amendment”) with the Bank to modify terms of that certain Business Loan Agreement dated as of November 5, 2022 between Bisco and the Bank. The Amendment (i) extends the expiration date of the line of credit under the Loan Agreement to February 15, 2026; and (ii) increases the principal loan amount under the line of credit to $20,000,000.

The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amount outstanding under this line of credit as of each of February 28, 2025 and August 31, 2024 was zero. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of February 28, 2025 and August 31, 2024, the Company was in compliance with all such covenants.

The Company also entered into a loan agreement with the Bank on July 12, 2019 to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly. The interest rate was 4.35% at February 28, 2025 and August 31, 2024. Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at February 28, 2025 and August 31, 2024 was $4,280,000 and $4,343,000, respectively. The Construction Loan’s future principal due until maturity by fiscal year is as follows:

Fiscal Year	Principal Amount Due
2025	$66,000
2026	135,000
2027	4,079,000
Total	$4,280,000

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

On October 20, 2023, the Company closed escrow on the purchase of the Hunter Property, which was leased by the Company, from the Trust for a purchase price of $31,000,000. See Note 6 of the Notes to Consolidated Financial Statements of this report for further explanation.

Minimum future rental payments under operating leases are as follows:

Years Ending:
2025 (remaining six months)	$1,666,000
2026	2,809,000
2027	1,945,000
2028	989,000
2029	674,000
Thereafter	135,000
Future minimum lease payments	$8,218,000
Less interest	(844,000)
Present value of minimum lease payments	$7,374,000

Operating lease costs under these leases were approximately $1,647,000 and $1,370,000 for the six months ended February 28, 2025 and February 29, 2024, respectively. Operating lease costs under these leases were approximately $844,000 and $705,000 for the three months ended February 28, 2025 and February 29, 2024, respectively.

Other information related to operating leases is as follows:

	February 28,	August 31,
	2025	2024
Weighted average remaining lease terms	3.0 years	3.1 years
Incremental borrowing rate	7.16%	7.47%

The discount rate used on the operating ROU assets represented the Company’s incremental borrowing rate at lease inception.

Note 6.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year triple net lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the six months ended February 28, 2025 and February 29, 2024, the Company incurred expense related to the Glendale Lease of approximately $160,000 and $156,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 20, 2023, and had an initial monthly rental rate of $66,300, which was subject to annual rent increases of approximately 2.5% as was set forth in the Hunter Lease. During the six months ended February 28, 2025 and February 29, 2024, the Company incurred expense related to the Hunter Lease of approximately zero and $123,000, respectively.

On October 5, 2023, the Company entered into a Standard, Purchase Agreement and Escrow Instructions (the “Purchase Agreement”) to purchase the Hunter Property for a purchase price of $31,000,000 in cash, which closed on October 20, 2023. The Hunter Property is expected to continue to house the Company’s corporate headquarters and Anaheim distribution center for the foreseeable future. The Hunter Property was purchased with cash, funded by the Company’s available cash accounts and liquidated securities.

Note 7.    Income Taxes

During the six months ended February 28, 2025 and February 29, 2024, the Company recorded an income tax provision of $4,673,000 and $2,496,000, respectively, resulting in an effective tax rate of 25.5% for both periods. The provision for income taxes increased by $2,177,000 in the six months period ended February 28, 2025 over the prior year period due to lower pre-tax income in the current period over the prior year period.

During the three months ended February 28, 2025 and February 29, 2024, the Company recorded an income tax provision of $2,312,000 and $1,879,000, respectively, resulting in an effective tax rate of 25.5% for both periods. The provision for income taxes increased by $433,000 in the three months period ended February 28, 2025 over the prior year period due to lower pre - tax income in the current period over the prior year period.

The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For each of the three and six months ended February 28, 2025 and February 29, 2024, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For each of the three and six months ended February 28, 2025 and February 29, 2024, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next six months that would materially impact its consolidated financial statements.

Note 8.    Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject the Company to damages or equitable remedies, and divert management and key personnel from core business operations.

In January 2023, a class action lawsuit was filed with the Los Angeles County Superior Court against Bisco, alleging wage and hour violations and related claims. The class action covers a class of former and current employees of Bisco who were employed between January 13, 2019 and the present time. In March 2023, Plaintiff filed a First Amended Complaint that added claims under the California Private Attorneys General Act (“PAGA”). Both parties requested to stay the litigation pending mediation, which mediation commenced in April 2024. As a result of the mediation, the parties agreed in principle to settle this matter for approximately $7,500,000. In [April] 2025, the court approved the settlement agreement, which is currently pending class notification and acceptance. The Company accrued $7,600,000 in fiscal 2024 in anticipation of this settlement and the related legal fees.

Note 9.    Subsequent Events

Management has evaluated events subsequent to February 28, 2025, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including, but not limited to the impact of adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in costs and overhead, impact of tariffs and international trade conflicts, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and good relationships with suppliers, the willingness of lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof or the date of any other filing with the SEC, as applicable. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

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

Within the context of these critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended February 28, 2025.

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

The Company’s performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products, which are at shipping point pursuant to the Company’s standard terms and conditions, to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products. Revenue is recognized net of returns and any taxes collected from customers. We offer industry standard contractual terms in our purchase orders.

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

On October 20, 2023, the Company completed the purchase of the Hunter Property from the Trust for $31,000,000 in cash. An appraisal, conducted in September 2023 by an independent third party, valued the Hunter Property at $31,000,000, which was inclusive of tenant improvements previously purchased and recorded by the Company. Upon completion of the Hunter Property purchase and the termination of the Hunter Lease during the first quarter of fiscal 2024, the Company recorded an asset impairment of $3,900,000, which was the net book carrying value of the tenant improvements on the date the building was acquired.

Results of Operations

Comparison of the Three Months Ended February 28, 2025 and February 29, 2024

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	February 28,	February 29,	$	%
	2025	2024	Change	Change
Net sales	$100,132	$83,335	$16,797	20.2%
Cost of sales	70,624	58,308	12,316	21.1%
Gross profit	$29,508	$25,027	$4,481	17.9%
Gross profit as a percent of net sales	29.5%	30.0%		(0.5)%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special-order fees, as well as freight charged to customers.

The increase in revenues in the three months ended February 28, 2025 (“Q2 2025”) as compared to the three months ended February 29, 2024 (“Q2 2024”) was largely due to an increase of headcount in sales by 31 employees, from 414 sales employees to 445 sales employees for Q2 2024 and Q2 2025 respectively. Revenues for Q2 2025 have increased when compared to Q2 2024 due to higher inventory stock available and sales activity filling the demand for those products. The Company sales were also successful in capturing larger dollar customer orders during the quarter, which increased sales, but slightly lowered margins when comparing Q2 2025 to Q2 2024.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	February 28,	February 29,	$	%
	2025	2024	Change	Change
Selling, general and administrative expenses	$20,414	$17,598	$2,816	16.0%
Percent of net sales	20.4%	21.1%		(0.7)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2025 increased from Q2 2024 largely due to increased employee headcount, from 584 employees at Q2 2024 to 627 employees at Q2 2025.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
	February 28,	February 29,	$	%
	2025	2024	Change	Change
Other income (expense):
Net gain on trading securities	$30	$23	$7	30.4%
Interest and other income (expense), net	(49)	(75)	26	34.7%
Other income (expense), net	$(19)	$(52)	$33	63.5%
Percent of net sales	0.0%	0.0%		0.0%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2025, the Company recognized a net gain on trading securities of $30,000 as compared to a net gain of $23,000 in Q2 2024. The net trading securities gains in Q2 2025 and Q2 2024 was primarily due to timing of sales and purchases and general market climate for short and long positions during the applicable period.

Interest and other income (expense), net, decreased in Q2 2025 compared to Q2 2024, which was primarily due to interest expense from carrying a balance on the line of credit during portion of Q2 2024 compared to a zero-balance carried during Q2 2025.

Income Tax Provision ($ in thousands)

	Three Months Ended
	February 28,	February 29,	$	%
	2025	2024	Change	Change
Income tax provision	$2,312	$1,879	$433	23.0%
Percent of pre-tax income	25.5%	25.5%		0.0%

The provision for income taxes increased by $433,000 in Q2 2025 over the same prior year period. This increase was due to higher income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income remained consistent at 25.5% at Q2 2024 and Q2 2025.

Comparison of the Six Months Ended February 28, 2025 and February 29, 2024

Net Sales and Gross Profit ($ in thousands)

	Six Months Ended
	February 28,	February 29,
	2025	2024	$ Change	% Change
Net sales	$194,052	$163,590	$30,462	18.6%
Cost of sales	136,763	114,991	21,772	18.9%
Gross profit	$57,289	$48,599	$8,690	17.9%
Percent of net sales	29.5%	29.7%		(0.2)%

The increase in revenues and gross margins as a percent of revenues in the six months ended February 28, 2025 as compared to the six months ended February 29, 2024 was largely due to a larger amount of inventory available and increased sales employee headcount in the current period.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended
	February 28,	February 29,
	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$39,352	$34,815	$4,537	13.0%
Percent of net sales	20.3%	21.3%		(1.0)%

SG&A in the six months ended February 28, 2025 increased from the same period in the prior year primarily due to an increase in the number of sales and administrative employees and an increase in employee bonuses in the period. The decrease in the percent of sales when comparing the six months ended February 28, 2025 to February 29, 2024, was primarily due to the efficiencies in economies of scale within our business model as we grew our sales employee headcount.

Other Operating Expenses ($ in thousands)

	Six Months Ended
	February 28,	February 29,
	2025	2024	$ Change	% Change
Impairment on termination of lease	$—	$3,906	$(3,906)	(100.0)%
Percent of net sales	—	2.4%		(2.4)%

During the first quarter of fiscal 2024, the Company recognized an impairment loss of $3,900,000 due to the purchase of the Hunter Property and termination of the Hunter Lease.

Other Income (Expense), Net ($ in thousands)

	Six Months Ended
	February 28,	February 29,
	2025	2024	$ Change	% Change
Other income (expense):
Net gain (loss)on trading securities	$484	$(21)	$505	2,405.8%
Interest and other expense, net	(97)	(84)	(13)	(15.5)%
Other income (expense), net	$387	$(105)	$492	468.6%
Percent of net sales	0.2%	(0.1)%		0.3%

During the six months ended February 28, 2025, the Company recognized a net gain on trading securities of $484,000 as compared to a net loss of $21,000 in the same period in the prior year. The net trading securities losses and gains, as applicable, in the six months ended February 28, 2025 and February 29, 2024 were primarily due to timing of sales and purchases of investment securities and general market climate for long positions during the applicable period.

Interest and other income (expense), net, increased during the six months ended February 28, 2025 compared to the same period in the prior year, which was primarily due to interest expense from carrying a higher balance on the line of credit during a portion of the current period compared to the same period in the prior year.

Income Tax Provision ($ in thousands)

	Six Months Ended
	February 28,	February 29,
	2025	2024	$ Change	% Change
Income tax provision	$4,673	$2,496	$2,177	87.2%
Percent of pre-tax income	25.5%	25.5%		0.0%

The provision for income taxes increased by $2,177,000 for the six months ended February 28, 2025 when compared to the prior year period. This increase was due to higher income in the current six month period as compared to the prior year period.

Liquidity and Capital Resources

As of February 28, 2025 and August 31, 2024, the Company held approximately $499,000 and $843,000 of unrestricted cash and cash equivalents, respectively. The Company also held $15,081,000 and $14,748,000 of marketable securities at February 28, 2025 and August 31, 2024, respectively, which could be liquidated, if necessary.

The Company currently has an available $20,000,000 line of credit with the Bank. The Company entered into a Change in Terms Agreement dated April 12, 2024 with the Bank, which increased the principal loan amount under the line of credit to $20,000,000 and extended the maturity date of the line of credit from July 5, 2024 to February 15, 2026. The line of credit has a variable interest rate set at the bank prime index rate, provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of February 28, 2025 and August 31, 2024, the Company was in compliance with all such covenants. There was no outstanding balance on the line of credit as of each of February 28, 2025 and August 31, 2024.

In April 2024, the Company engaged in a mediation concerning a pending class action lawsuit and reached an agreement in principle to settle the lawsuit. The Company entered into a settlement agreement in this litigation, which agreement is subject to court approval and will not be payable until late in fiscal 2025. The Company expects the aggregate settlement amount to be approximately $7,500,000. The Company has accrued $7,600,000 in fiscal 2024 in anticipation of this settlement and related legal fees. The Company expects to use existing cash and cash equivalents, and cash generated from operations to fund this settlement payment after the legal proceedings are completed in fiscal 2025. The court has approved the settlement agreement and is currently pending class notification and acceptance to pay out the settlement.

Cash Flows from Operating Activities

Cash provided used in operating activities was $1,063,000 for the six months ended February 28, 2025 as compared with cash provided by operating activities of $460,000 for the six months ended February 29, 2024. Cash provided by operating activities in the current period was primarily due to net income earned in the period and an increase in trade accounts payable. Cash provided by operating activities was adversely impacted to some extent by an increase in inventory and a decrease in accrued expenses at the six months ended February 28, 2025 when compared to the prior year period. The prior period cash provided by operating activities was primarily due to net income earned in the period, impairment on termination of lease, and a reduction in operating lease right of use assets. Changes related to the impairment and operating lease right of use assets is primarily due to the termination of the Hunter Lease and the purchase of the Hunter Property.

Cash Flows from Investing Activities

Cash used in investing activities was $559,000 for the six months ended February 28, 2025 as compared with cash used in investing activities was $6,925,000 for the six months ended February 29, 2024. Cash used in investing activities in the current period is primarily due to the purchase of office equipment and furniture. Prior period cash used in investing activities was primarily was due to the purchase of the Hunter Property in the period, partially offset by sale of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended February 28, 2025 was $1,417,000 as compared with cash provided by financing activities of $1,977,000 for the six months ended February 29, 2024. The cash provided by financing activities for the current period is primarily due to the net increase in bank overdraft in the current period, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash used in financing activities for the prior period is primarily due to a decrease in the bank overdraft balance.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 28, 2025, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2025 because of the material weakness in internal control over financial reporting discussed below.

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

Remediation Plan

We are in the process of developing and implementing a detailed plan for remediation of the material weakness, including establishing additional levels of review and approval. The Company has hired a third-party accounting consultant and has recently hired an assistant controller to aid the implementation of additional levels of review and approval.

We are committed to maintaining a strong control environment throughout the Company. Although we believe that the above efforts have improved our internal control over financial reporting, we will continue to assess, implement and enhance our remediation efforts until the material weakness identified above is remediated.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended February 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial position or cash flows. Please see Note 8 of the Notes to Consolidated Financial Statements of this Report for disclosure regarding a lawsuit to for which we have entered into a settlement agreement, which agreement has obtained court approval and is pending class notification and acceptance.

Item 1A. Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended August 31, 2024, filed with the SEC on November 29, 2024, and the Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, contain risk factors identified by the Company. Except as noted below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Our business may be adversely affected by tariffs, trade sanctions or similar government actions.

The recent imposition by the United States of tariffs, sanctions or other restrictions on goods exported from the United States or imported into the United States, or countermeasures imposed in response to such government actions, could increase the cost of goods for our products or reduce our ability to sell products globally, which may adversely affect our operating results and financial condition. In March 2025, U.S. government imposed additional tariffs on a significant number of countries and threatened to further increase in the scope and amount of tariffs in the event of retaliatory countermeasures, and the future of existing tariffs, and the possibility for new tariffs, remains uncertain. So far, these new tariffs and trade policies have not had a significant impact on our business operations and financial results, [primarily due to our prior efforts to accumulate and maintain inventories at favorable cost levels]. However, there is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impair our business by increasing trade-related costs or disrupting established supply chains.

The materials subject to these tariffs may impact the cost or availability of raw materials used by our suppliers or in our customers’ products. The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs, could increase costs in our supply chain or reduce demand of our customers’ products, either of which could adversely affect our results of operations. Any increase in trade-related costs associated with such measures may impair the profitability of such international production, may strain our suppliers’ ability to reliably provide inputs necessary to produce these items, and may otherwise affect our partners’ abilities to provide our products at previously contracted prices. Tariffs may also indirectly impair our business by causing a negative effect on global economic conditions and financial markets. The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts.

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

EACO CORPORATION
(Registrant)

Date: April 11, 2025	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Controller and Chief Financial Executive
(Principal Accounting Officer)