Form 10-Q
period 2025-05-31
EACO CORP
filed 2025-07-11
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025, or

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

Yes ☐  No ☒

As of July 10, 2025, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2025	2024	2025	2024
Net sales	$111,410	$96,121	$305,462	$259,711
Cost of sales	77,337	68,193	214,100	183,184
Gross margin	34,073	27,928	91,362	76,527
Operating expenses:
Selling, general and administrative expenses	21,627	26,314	60,979	61,129
Impairment on termination of lease	—	—	—	3,906
Income from operations	12,446	1,614	30,383	11,492
Other income (expense):
Net gain (loss) on trading securities	277	(24)	761	(45)
Interest and other (expense)	(46)	(44)	(143)	(128)
Other income (expense), net	231	(68)	618	(173)
Income before income taxes	12,677	1,546	31,001	11,319
Provision for income taxes	3,162	362	7,835	2,858
Net income	9,515	1,184	23,166	8,461
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)
Net income attributable to common shareholders	$9,496	$1,165	$23,109	$8,404
Basic earnings per share	$1.95	$0.24	$4.75	$1.73
Diluted earnings per share	$1.94	$0.24	$4.73	$1.73
Basic weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2025	2024	2025	2024
Net income	$9,515	$1,184	$23,166	$8,461
Other comprehensive gain (loss), net of tax:
Foreign translation gain (loss)	132	18	(7)	(68)
Total comprehensive income	$9,647	$1,202	$23,159	$8,393

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	May 31,	August 31,
	2025	2024*
ASSETS
Current Assets:
Cash and cash equivalents	$7,270	$843
Restricted cash	10	10
Trade accounts receivable, net	57,850	53,272
Inventory, net	82,780	69,602
Marketable securities, trading	22,063	14,748
Prepaid expenses and other current assets	3,491	3,526
Total current assets	173,464	142,001
Non-current Assets:
Property, equipment and leasehold improvements, net	34,368	35,061
Operating lease right-of-use assets	6,739	7,513
Other assets, net	3,989	3,963
Total assets	$218,560	$188,538
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$38,699	$28,054
Accrued expenses and other current liabilities	21,494	24,910
Current portion of long-term debt	131	129
Current portion of operating lease liabilities	2,674	2,708
Total current liabilities	62,998	55,801
Non-current Liabilities:
Line of credit	491	—
Long-term debt	4,116	4,214
Operating lease liabilities	4,222	4,892
Total liabilities	71,827	64,907
Commitments and Contingencies Note 8
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	66	73
Retained earnings	134,239	111,130
Total shareholders’ equity	146,733	123,631
Total liabilities and shareholders’ equity	$218,560	$188,538
*	Derived from the Company’s audited financial statements included in its Form 10-K for the year ended August 31, 2024 filed with the U.S. Securities and Exchange Commission on November 29, 2024.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
For the three and nine months ended May 31, 2025
Balance, August 31, 2024	36,000	$1	4,861,590	$49	$12,378	$73	$111,130	$123,631
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(35)	—	(35)
Net income	—	—	—	—	—	—	6,888	6,888
Balance, November 30, 2024	36,000	$1	4,861,590	$49	$12,378	$38	$117,999	$130,465
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(104)	—	(104)
Net income	—	—	—	—	—	—	6,763	6,763
Balance, February 28, 2025	36,000	$1	4,861,590	$49	$12,378	$(66)	$124,743	$137,105
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	132	—	132
Net income	—	—	—	—	—	—	9,515	9,515
Balance, May 31, 2025	36,000	$1	4,861,590	$49	$12,378	$66	$134,239	$146,733

For the three and nine months ended May 31, 2024
Balance, August 31, 2023	36,000	$1	4,861,590	$49	$12,378	$38	$96,255	$108,721
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(131)	—	(131)
Net income	—	—	—	—	—	—	1,779	1,779
Balance, November 30, 2023	36,000	$1	4,861,590	$49	$12,378	$(93)	$98,015	$110,350
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	5,498	5,498
Balance, February 29, 2024	36,000	$1	4,861,590	$49	$12,378	$(48)	$103,494	$115,874
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	18	—	18
Net income	—	—	—	—	—	—	1,184	1,184
Balance, May 31, 2024	36,000	$1	4,861,590	$49	$12,378	$(30)	$104,659	$117,057

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2025	2024
Operating activities:
Net income	$23,166	$8,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,268	1,247
Bad debt expense	203	359
Deferred tax provision	(18)	51
Net unrealized (gain) loss on trading securities	(205)	357
Impairment on termination of lease	—	3,906
Increase (decrease) in cash flow from change in:
Trade accounts receivable	(4,781)	(7,764)
Inventory	(13,178)	(11,139)
Prepaid expenses and other assets	27	98
Operating lease right-of-use assets	774	5,490
Trade accounts payable	6,268	8,043
Accrued expenses and other current liabilities	(3,416)	785
Operating lease liabilities	(704)	(5,501)
Net cash provided by operating activities	9,404	4,393
Investing activities:
Purchase of property, equipment, and leasehold improvements	(575)	(32,527)
Net (purchases) sales of marketable securities, trading	(7,110)	17,466
Net cash used in investing activities	(7,685)	(15,061)
Financing activities:
Borrowings on revolving credit facility	491	—
Repayments on long-term debt	(96)	(94)
Preferred stock dividend	(57)	(57)
Bank overdraft	4,377	3,066
Net cash provided by financing activities	4,715	2,915
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7)	(68)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,427	(7,821)
Cash, cash equivalents, and restricted cash - beginning of period	853	8,568
Cash, cash equivalents, and restricted cash - end of period	$7,280	$747
Supplemental disclosures of cash flow information:
Cash paid for interest	$143	$145
Cash paid for income taxes	$9,213	$8,276

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2024 (“fiscal 2024”). The condensed consolidated balance sheet as of August 31, 2024 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2024. Operating results for the three and nine months ended May 31, 2025 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses on our trade receivables, resulting from the inability of our customers to make payments for products sold. The allowance for credit losses is based on a variety of factors, including credit reviews, historical experience, length of time receivables are due, current economic trends and changes in customer payment behavior. We also record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The allowance for credit losses was $324,000 and $298,000 at May 31, 2025 and August 31, 2024, respectively.

Inventories, net

Inventories consist primarily of electronic fasteners and components and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items, which was approximately $2,037,000 and $1,837,000 at May 31, 2025 and August 31, 2024, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Freight revenues associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for the three and nine months ended May 31, 2025 and 2024.

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

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, the Company uses an incremental borrowing rate based on our line of credit variable interest rate that is set at the bank prime index rate in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of May 31, 2025, the Company had right of use assets of approximately $6,739,000 and lease liabilities of approximately $6,896,000 recorded in the consolidated balance sheet. As of August 31, 2024, the Company had right of use assets of approximately $7,500,000 and lease liabilities of approximately $7,600,000 recorded in the consolidated balance sheet.

Earnings Per Common Share

Basic earnings per common share for each of the three and nine months ended May 31, 2025 and 2024 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at each of May 31, 2025 and 2024.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (specifically, Canadian dollars used to record the assets and liabilities for Bisco Industries limited) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars to U.S. dollars on May 31, 2025 and 2024 was $0.73 in each period. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for each of the three and nine months ended May 31, 2025 and 2024. The average exchange rates for the nine months ended May 31, 2025 and 2024 were $0.71 and $0.74, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Concentrations

Net sales to customers outside the United States were approximately 11% of revenues for each of the nine months ended May 31, 2025 and 2024, and related accounts receivable were approximately 10% of total accounts receivable as of May 31, 2025 and 2024. Sales to customers in Canada accounted for approximately 25% and 27% of such international sales for the nine months ended May 31, 2025 and 2024, respectively. Sales to customers located within Asia accounted for approximately 41% and 37% of such international sales for the nine months ended May 31, 2025 and 2024, respectively.

Net sales to customers outside the United States were approximately 11% of revenues for each of the three months ended May 31, 2025 and 2024, and related accounts receivable were approximately 10% of total accounts receivable as of May 31, 2025 and 2024. Sales to customers in Canada accounted for approximately 23% and 26% of such international sales for the three months ended May 31, 2025 and 2024, respectively. Sales to customers located within Asia accounted for approximately 41% and 37% of such international sales for the three months ended May 31, 2025 and 2024, respectively.

No single customer accounted for more than 10% of revenues for either of the three months and nine months ended May 31, 2025 and 2024. In addition, no single customer’s receivable balance accounted for more than 10% of the Company’s customer receivables as of either May 31, 2025 or August 31, 2024.

Note 3.    Accrued Liabilities

The Company’s accrued liabilities as of May 31, 2025 and August 31, 2024 are summarized as follows (in thousands):

	May 31,	August 31,
	2025	2024
Accrued expenses and other current liabilities:

Accrued accounts payable	$9,319	$8,514
Accrued compensation and payroll	6,610	9,097
Accrued taxes	5,565	7,299
Total Accrued expenses and other current liabilities	$21,494	$24,910

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

The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amount outstanding under this line of credit as of each of May 31, 2025 and August 31, 2024 was $491,000 and zero, respectively. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of May 31, 2025 and August 31, 2024, the Company was in compliance with all such covenants.

The Company also entered into a loan agreement with the Bank on July 12, 2019 to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly. The interest rate was 4.35% at May 31, 2025 and August 31, 2024. Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at May 31, 2025 and August 31, 2024 was $4,246,000 and $4,343,000, respectively. The Construction Loan’s future principal due until maturity by fiscal year is as follows:

Fiscal Year	Principal Amount Due
2025	$32,000
2026	135,000
2027	4,080,000
Total	$4,247,000

The Company has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5.     Leases

The Company leases its facilities and automobiles under operating lease agreements (one distribution facility, located in Glendale Heights, IL, is leased from the Trust, which is beneficially owned and controlled by Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder). Our operating lease agreements expire on various dates through September 2027 and require minimum rental payments ranging from $1,000 to $27,000 per month. Certain of the leases contain options for renewal under varying terms.

On October 20, 2023, the Company completed the purchase of the Hunter Property, which was leased by the Company, from the Trust for a purchase price of $31,000,000. See Note 6 of the Notes to Consolidated Financial Statements of this report for further explanation.

	May 31,	August 31,
	2025	2024
Operating lease assets:
Right-of-use assets	$6,739,000	$7,513,000

Operating lease liabilities:
Current lease liabilities	$2,674,000	$2,708,000
Long-term lease liabilities	$4,222,000	$4,892,000

Weighted average remaining lease terms	2.9 years	3.1 years
Incremental borrowing rate	7.50%	7.47%

The discount rate used on the operating ROU assets represented the Company’s incremental borrowing rate at lease inception.

Minimum future rental payments under operating leases are as follows:

Years Ending:
2025 (remaining three months)	$846,000
2026	2,942,000
2027	2,078,000
2028	1,085,000
2029	674,000
Thereafter	135,000
Future minimum lease payments	$7,760,000
Less interest	(864,000)
Present value of minimum lease payments	$6,896,000

Operating lease costs under these leases were approximately $2,508,000 and $2,118,000 for the nine months ended May 31, 2025 and 2024, respectively.

Note 6.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year triple net lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the nine months ended May 31, 2025 and 2024, the Company incurred expense related to the Glendale Lease of approximately $241,000 and $235,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 20, 2023, and had an initial monthly rental rate of $66,300, which was subject to annual rent increases of approximately 2.5% as was set forth in the Hunter Lease. During the nine months ended May 31, 2025 and 2024, the Company incurred expense related to the Hunter Lease of approximately zero and $123,000, respectively.

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

Note 7.    Income Taxes

During the nine months ended May 31, 2025 and 2024, the Company recorded an income tax provision of $7,800,000 and $2,900,000, respectively, resulting in an effective tax rate of 25.3% and 25.2%, respectively. The provision for income taxes increased by $4,900,000 in the nine months period ended May 31, 2025 over the prior year period due to higher pre-tax income in the current period over the prior year period.

During the three months ended May 31, 2025 and 2024, the Company recorded an income tax provision of $3,200,000 and $362,000 respectively, resulting in an effective tax rate of 24.9% and 23.4%, respectively. The provision for income taxes increased by $2,800,000 in the three months period ended May 31, 2025 over the prior year period due to higher pre - tax income in the current period over the prior year period.

The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For each of the three and nine months ended May 31, 2025 and 2024, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For each of the three and nine months ended May 31, 2025 and 2024, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next three months that would materially impact its consolidated financial statements.

Note 8.    Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject the Company to damages or equitable remedies, and divert management and key personnel from core business operations.

In January 2023, a class action lawsuit was filed with the Los Angeles County Superior Court against Bisco, alleging wage and hour violations and related claims. The class action covers a class of former and current employees of Bisco who were employed between January 13, 2019 and the present time. In March 2023, Plaintiff filed a First Amended Complaint that added claims under the California Private Attorneys General Act (“PAGA”). Both parties requested to stay the litigation pending mediation, which mediation commenced in April 2024. As a result of the mediation, the parties agreed in principle to settle this matter for approximately $7,500,000, which settlement amount was increased to $7,683,000 in May 2025. In July 2025, the court approved the settlement. Pursuant to the settlement agreement, as amended, the aggregate settlement payment (less the $154,000 that has already been paid) is expected to be paid by the Company within the next few months after the final order is issued in the litigation. At that time, the Company will also pay the Company’s share of the employment taxes related to the portion of the settlement amount that is payable to the Company’s employees. The Company accrued $7,390,000 and $285,000 in fiscal 2024 and fiscal 2023, respectively, in anticipation of this settlement.

Note 9.    Subsequent Events

Management has evaluated events subsequent to May 31, 2025, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Within the context of these critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended May 31, 2025.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2025 and 2024

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2025	2024	Change	Change
Net sales	$111,410	$96,121	$15,289	15.9%
Cost of sales	77,337	68,193	9,144	13.4%
Gross profit	$34,073	$27,928	$6,145	22.0%
Gross profit as a percent of net sales	30.6%	29.1%		1.5%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special-order fees, as well as freight charged to customers.

The increase in revenues in the three months ended May 31, 2025 (“Q3 2025”) as compared to the three months ended May 31, 2024 (“Q3 2024”) was largely due to increased sales of our products as a result of the expansion of our sales force. We increased the number of sales personnel by 36 employees, from 399 sales employees in Q3 2024 to 435 sales employees in Q3 2025. We believe that increasing sales headcount leads to the addition of new customers and enables us to sell more products to existing customers. Revenues and gross profit for Q3 2025 also increased as compared to Q3 2024 due to developing better relationships with vendors and customers, and the Company having higher inventory stock readily available in the current period.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2025	2024	Change	Change
Selling, general and administrative expenses	$21,627	$26,314	$(4,687)	(17.8)%
Percent of net sales	19.4%	27.4%		(8.0)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q3 2025 decreased from Q3 2024 primarily due to a legal expense accrual in the amount of approximately $7,150,000 related to a pending class action lawsuit that the Company expects to settle. See Note 8 of the Notes to Consolidated Financial Statements of this Report for further explanation. SG&A in Q3 2025 also had higher employee salary expenses due to increased total employee headcount, which increased from 584 employees in Q3 2024 to 632 employees in Q3 2025.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2025	2024	Change	Change
Other income (expense):
Net gain (loss) on trading securities	$277	$(24)	$301	1,254.2%
Interest and other expense, net	(46)	(44)	(2)	(4.5)%
Other income (expense), net	$231	$(68)	$299	439.7%
Percent of net sales	0.2%	0.1%		0.1%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2025, the Company recognized a net gain on trading securities of $277,000 as compared to a net loss of $24,000 in Q3 2024. The net trading securities gain in Q3 2025 and loss in Q3 2024 was primarily due to timing of sales and purchases and general market climate for short and long positions during the applicable period.

Interest and other expense, net, increased in Q3 2025 compared to Q3 2024, which was primarily due to interest expense from borrowings on the line of credit being slightly higher during Q3 2025 compared to Q3 2024.

Income Tax Provision ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2025	2024	Change	Change
Income tax provision	$3,162	$362	$2,800	773.5%
Percent of pre-tax income	24.9%	23.4%		1.5%

The provision for income taxes increased by $2,800,000 in Q3 2025 over the same prior year period. This increase was primarily due to higher income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income increased from 23.4% at Q3 2024 to 24.9% at Q3 2025, which was primarily due to the state tax rate mix and permanent book tax differences.

Comparison of the Nine Months Ended May 31, 2025 and 2024

Net Sales and Gross Profit ($ in thousands)

	Nine Months Ended
	May 31,
	2025	2024	$ Change	% Change
Net sales	$305,462	$259,711	$45,751	17.6%
Cost of sales	214,100	183,184	30,916	16.9%
Gross profit	$91,362	$76,527	$14,835	19.4%
Percent of net sales	29.9%	29.5%		0.4%

The increase in revenues and gross margins as a percent of revenues in the nine months ended May 31, 2025 as compared to the nine months ended May 31, 2024 was largely due to a larger amount of inventory available and increased sales employee headcount in the current period.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended
	2025	2024	$ Change	% Change
Operating expense:
Selling, general and administrative expenses	$60,979	$61,129	$(150)	(0.2)%
Impairment on termination of lease	—	3,906	(3,906)	(100.0)%
Operating expenses	$60,979	$65,035	(4,056)	(6.2)%
Percent of net sales	20.0%	25.0%		(5.0)%

SG&A in the nine months ended May 31, 2025 decreased from the same period in the prior year primarily due to a legal expense accrual of approximately $7,390,000 in legal expenses accrued in the period related to a pending class action lawsuit that the Company expects to settle. See Note 8 of the Notes to Consolidated Financial Statements of this Report for further explanation. Further, during the first quarter of fiscal year 2024, the Company recognized an impairment loss of $3,900,000 due to the purchase of the Hunter Property and termination of the Hunter Lease. The losses in the previously year were partially offset by an increase of employee headcount in the current period compared to the same period in the prior year. Operating expenses as a percent of revenue in the current period decreased from the prior year period primarily due to the impairment loss and legal settlement accrual in the prior year.

Other Income (Expense), Net ($ in thousands)

	Nine Months Ended
	May 31,
	2025	2024	$ Change	% Change
Other income (expense):
Net gain (loss)on trading securities	$761	$(45)	$806	1,791.1%
Interest and other expense, net	(143)	(128)	(15)	(11.7)%
Other income (expense), net	$618	$(173)	$791	457.2%
Percent of net sales	0.2%	(0.1)%		0.3%

During the nine months ended May 31, 2025, the Company recognized a net gain on trading securities of $761,000 as compared to a net loss of $45,000 in the same period in the prior year. The net trading securities losses and gains, as applicable, in the nine months ended May 31, 2025 and 2024 were primarily due to timing of sales and purchases of investment securities and general market climate for long positions during the applicable period. Further, current year period, there was a higher amount of cash invested than in the prior period, which produced higher dividends in the current period.

Interest and other expense, net, increased during the nine months ended May 31, 2025 compared to the same period in the prior year, which was primarily due to interest expense from carrying a higher balance on the line of credit in the current period compared to the same period in the prior year.

Income Tax Provision ($ in thousands)

	Nine Months Ended
	May 31,
	2025	2024	$ Change	% Change
Income tax provision	$7,835	$2,858	$4,977	174.1%
Percent of pre-tax income	25.3%	25.2%		0.1%

The provision for income taxes increased by $4,977,000 for the nine months ended May 31, 2025 when compared to the prior year period. This increase was primarily due to higher taxable income in the current nine months period as compared to the prior year period.

Liquidity and Capital Resources

As of May 31, 2025 and August 31, 2024, the Company held approximately $7,270,000 and $843,000 of unrestricted cash and cash equivalents, respectively. The Company also held $22,100,000 and $14,700,000 of marketable securities at May 31, 2025 and August 31, 2024, respectively, which could be liquidated, if necessary.

The Company currently has an available $20,000,000 line of credit with the Bank. The Company entered into a Change in Terms Agreement dated April 12, 2024 with the Bank, which increased the principal loan amount under the line of credit to $20,000,000 and extended the maturity date of the line of credit from July 5, 2024 to February 15, 2026. The line of credit has a variable interest rate set at the bank prime index rate, provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of May 31, 2025 and August 31, 2024, the Company was in compliance with all such covenants. The outstanding balance of the line of credit as of each of May 31, 2025 and August 31, 2024 was $491,000 and zero, respectively.

In April 2024, the Company engaged in a mediation concerning a pending class action lawsuit and reached an agreement in principle to settle the lawsuit for approximately $7,500,000, which settlement amount was increased to $7,683,000 in May 2025. In July 2025, the court approved the settlement. Pursuant to the settlement agreement, as amended, the aggregate settlement payment (less the $154,000 that has already been paid) is expected to be paid by the Company within the next few months after the final order is issued in the litigation. At that time, the Company will also pay the Company’s share of the employment taxes related to the portion of the settlement amount that is payable to the Company’s employees. The Company accrued $7,390,000 and $285,000 in fiscal 2024 and fiscal 2023, respectively, in anticipation of this settlement. The Company expects to use existing cash and cash equivalents, and cash generated from operations to fund this settlement payment.

Cash Flows from Operating Activities

Cash provided by operating activities was $9,404,000 for the nine months ended May 31, 2025 as compared with cash provided by operating activities of $4,393,000 for the nine months ended May 31, 2024. Cash provided by operating activities in the current period was primarily due to net income earned in the period. Cash provided by operating activities was adversely impacted to some extent by increases in inventory purchases and trade accounts receivables. Increases in accounts receivables were primarily due to our sales growth within the current period. The primary driver of increased inventory purchases in the current period was due to growth in our sales backorders and restocking authorized lines to meet projected customer demand. The Company expects to see increases in our accounts receivables and inventory for the remainder of the fiscal year and in the following fiscal year due to our budgeted revenue growth. The prior period cash provided by operating activities was primarily due to the net income in that period and an increase in trade accounts payable and a decrease in operating lease right-of-use assets.

Cash Flows from Investing Activities

Cash used in investing activities was $7,685,000 for the nine months ended May 31, 2025 as compared with cash used in investing activities of $15,061,000 for the nine months ended May 31, 2024. Cash used in investing activities in the current period was primarily due to the purchase of marketable securities that is funded by the Company’s excess cash in the period. The Company expects to see a decrease in marketable securities in the next few months for the cash payout of the class action settlement for approximately $7,683,000, see Note 8. Prior period cash used in investing activities was primarily due to the purchase of the Hunter Property in October 2023, partially offset by net sales of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended May 31, 2025 was $4,715,000 as compared with cash provided by financing activities of $2,915,000 for the nine months ended May 31, 2024. The cash provided by financing activities for the current period is primarily due to the net increase in bank overdraft in the current period, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash used in financing activities for the prior period is primarily due to an increase in the bank overdraft balance. The Company expects to continue to see increases in the bank overdraft due to increased purchasing of inventory and professional services due to projected sales growth.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2025, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2025 because of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q were fairly stated in all material respects in accordance with GAAP.

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

Remediation Plan

We are in the process of developing and implementing a detailed plan for remediation of the material weakness, including establishing additional levels of review and approval. The Company has hired a third-party accounting consultant and has recently hired an assistant controller to aid the implementation of additional levels of review and approval. Further, the Company is developing and implementing system enhancements that should aid in the remediation of the material weakness.

We are committed to maintaining a strong control environment throughout the Company. Although we believe that the above efforts have improved our internal control over financial reporting, we will continue to assess, implement and enhance our remediation efforts until the material weakness identified above is remediated.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended May 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EACO CORPORATION
(Registrant)

Date: July 11, 2025	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Controller and Chief Financial Executive
(Principal Accounting Officer)