Form 10-K
period 2025-08-31
EACO CORP
filed 2025-11-20
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended August 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-14311

EACO CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2597349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the common stock on that date) was approximately $7,605,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 20, 2025, 4,861,590 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required to be listed hereunder are incorporated by reference in this Report on Form 10-K.

Forward-Looking Information

This report may contain forward-looking statements. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs, and our planned initiatives. Forward-looking statements are based on our current expectations, estimates and forecasts of future events and results and involve a number of risks and uncertainties that could cause actual results to differ materially including, among other things, the following: failure of facts to conform to management estimates and assumptions; economic conditions and uncertainties; the impact of tariffs, trade sanctions and other government actions; competitive pressures; our ability to maintain an effective system of internal controls over financial reporting; potential losses from trading in securities; our ability to retain key personnel and relationships with suppliers; the willingness of Citizen’s Business Bank (the “Bank”) or other lenders to extend financing commitments and the availability of capital resources; and other risks identified from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”), and in public announcements. It is not possible to foresee or identify all factors that could cause actual results to differ materially from those anticipated. As such, investors should not consider any of such factors to be an exhaustive statement of all risks or uncertainties.

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

Operations

Products and Services

Bisco stocks thousands of items from more than 325 manufacturers. Bisco’s products include electronic components such as spacers and standoffs, card guides and ejectors, component holders and fuses, circuit board connectors, and cable components, as well as a large variety of fasteners and hardware. The breadth of Bisco’s products and extensive inventory provide a one-stop shopping experience for many customers.

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

As of August 31, 2025, Bisco had more than 10,000 customers. Bisco has a diverse customer base, and no single customer accounted for more than 10% of Bisco’s revenues for each of the fiscal years ended August 31, 2025 or 2024. For each of the fiscal years ended August 31, 2025 and 2024 (“fiscal 2025” and “fiscal 2024,” respectively), Bisco’s top 20 customers represented in the aggregate approximately 17.5% of Bisco’s revenues.

Bisco generally sells its products through its sales representatives in its 51 sales offices located in the United States and Canada and one additional sales office in the Philippines. Bisco also intends to open an additional sales office in Chihuahua, Mexico in December 2025. Customers can also purchase products through Bisco’s website. Bisco currently maintains seven distribution centers located in Anaheim and San Jose, California; Dallas, Texas; Chicago, Illinois; Boston, Massachusetts; Atlanta, Georgia; and Toronto, Canada. Each of Bisco’s selling facilities and distribution centers are linked to Bisco’s central computer system, which provides Bisco’s management and salespersons with online, real-time data regarding inventory levels throughout Bisco and facilitates control of purchasing, shipping and billing. Bisco generally ships products to customers from one of its seven distribution centers, based on the geographic proximity to the customer and the location of the available ordered products.

Bisco sells its products primarily in the United States, Canada, and countries within Asia and Europe. Bisco’s international sales represented 11.1% and 10.7% of its total sales in fiscal 2025 and fiscal 2024, respectively. Sales to customers in Canada accounted for approximately 26.1% and 26.5% of such international sales in fiscal 2025 and fiscal 2024, respectively. Sales to customers located within Asia accounted for approximately 41.9% and 39.9% of such international sales in both fiscal 2025 and fiscal 2024, respectively. Sales to customers in other countries accounted for approximately 32.0% and 33.6% of such international sales in fiscal 2025 and fiscal 2024, respectively.

Suppliers

As of August 31, 2025, Bisco offered products from over 325 manufacturers. The Company’s authorized distributor agreements with most of its manufacturers are typically cancelable by either party at any time or on short notice. While Bisco does not manufacture its products, it does perform kitting and packaging of existing products for certain of its customers. Bisco believes that most of the products it sells are available from other sources at competitive prices. No single supplier accounted for more than 10% of Bisco’s purchases in fiscal 2025 or fiscal 2024.

Human Capital Resources

As of August 31, 2025, the Company had 644 full-time employees, which included 429 sales and marketing employees, 97 management, administrative and finance employees, 66 warehouse and fulfillment personnel and 52 supply chain management employees. None of our employees are subject to a collective bargaining agreement.

A key element of our business strategy is to expand our operations and revenues by opening additional sales offices in new geographic locations, and we plan to hire additional sales personnel to support such new offices. We believe we have been successful in attracting and retaining qualified sales personnel for these new positions. The Company has been able to attract and retain employees by offering competitive compensation package, including health care benefit and wellness programs for employees, and providing diversity and team building activities. We believe an innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences.

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

Available Information

Currently our common stock is quoted on OTCID marketplace. We file annual reports, quarterly reports, and other information with the SEC under the Securities Exchange Act of 1934, as amended.

You can inspect and obtain a copy of our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or call the SEC at 1-800-732-0330 for further information. The SEC maintains an internet website at http://www.sec.gov where you can access copies of most of our SEC filings.

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

In the normal course of business, we are subject to claims and lawsuits, including from time to time class actions involving consumers, stockholders or employees, and claims relating to commercial, labor, or employment matters. We have in the past and may in the future be subject to investigations, claims, litigation and other proceedings outside the ordinary course of business. Defending these lawsuits and becoming involved in these investigations may divert management’s attention, and may cause us to incur significant expenses, even if there is no evidence that our systems or practices were the cause of the claim. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, which could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

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

The recent imposition by the United States of tariffs, sanctions or other restrictions on goods exported from the United States or imported into the United States, or countermeasures imposed in response to such government actions, could increase the cost of goods for our products or reduce our ability to sell products globally, which may adversely affect our operating results and financial condition. In fiscal 2025, the U.S. government imposed additional tariffs on a significant number of countries and threatened to further increase in the scope and amount of tariffs in the event of retaliatory countermeasures, and the future of existing tariffs, and the possibility for new tariffs, remains uncertain. So far, these new tariffs and trade policies have not had a significant impact on our business operations and financial results. However, there is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impair our business by increasing trade-related costs or disrupting established supply chains.

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

Costs of raw materials used in our vendors’ products and energy costs have been rising during the last several years, which has resulted in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The shipping costs for our products have risen as well and may continue to rise. While we typically try to pass increased supplier prices and shipping costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins and could make our products less competitive, either of which could adversely impact our margins and results of operations.

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

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Glen Ceiley, our Chairman and CEO, and Don Wagner, Bisco’s President and Chief Operating Officer, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business.

The competitive pressures we face could have a material adverse effect on our business.

The market for our products and services is very competitive. We compete for customers with other distributors, who sell similar or sometimes identical products, as well as with many of our suppliers. A failure to maintain and enhance our competitive position could adversely affect our business and prospects. Furthermore, our efforts to compete in the marketplace could cause deterioration of gross margins and, thus, overall profitability. Some of our competitors may have greater financial, personnel, capacity and other resources or a more extensive customer base than we do. Our failure to compete in the marketplace can adversely affect our business operations and financial performance.

Expansion Risks

Our strategy of expanding into new geographic areas, including international markets, could be costly, subject us to additional risks and may not expand our revenues.

One of our primary growth strategies is to grow our business through the opening of sales offices in new geographic markets. This strategy requires continued investment, both financially, as well as management’s efforts to get the new offices operational. Based on our analysis of demographics in the United States, Canada, Mexico and countries within Asia, we currently estimate there is potential market opportunity to support additional sales offices in these regions and plans to open a sales office in Mexico in December 2025.

In addition, our expansion into international markets such as Asia may encounter additional risks, challenges and difficulties that may not be present for our U.S. operations, including the following:

●	lack of experience and expertise in foreign markets, especially in Mexico, where we haven’t historically had a presence;

●	the impact of tariffs, trade sanctions and other government restrictions;
●	compliance with additional rules and regulations in non-U.S. jurisdictions, including export control and trade restrictions;
●	economic and political instability, including trade tensions and wars;
●	costs and delays associated with transportations and communications;
●	coordination of operations through multiple jurisdictions and time zones; and fluctuations in foreign currency exchange rates

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, our most effective way to attract new customers has been opening new sales offices in additional geographic regions or new markets. During fiscal 2025, the Company relocated some existing sales offices to larger office locations within its original region. Given the recent economic uncertainty, we may not be able to open or grow new offices at our projected or desired rates or hire qualified sales personnel necessary to make such new offices successful. Failure to do so could negatively impact our long-term growth and market share.

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

Our success depends in large part on our ability to attract, motivate, and retain a sufficient number of qualified sales employees, who understand and appreciate our strategy and culture and are able to adequately represent us to our customers. During fiscal 2025, the Company added 28 sales employees and plan to continue to expand our sales team in the future. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new offices. Any such delays, material increases in existing employee turnover rates, or increases in labor costs, could have a material adverse effect on our business, financial condition or operating results.

Financial Risks

We may not have adequate or cost-effective liquidity or capital resources.

Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access our line of credit and the capital markets, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In October 2023, the Company used $31,000,000 of cash to purchase our Anaheim corporate headquarters and distribution center. As of August 31, 2025, there was no outstanding balance on our line of credit, which line of credit is secured by substantially all of Bisco’s assets. Further, the Company has a loan agreement with the Bank that financed the tenant improvements on the corporate headquarters, of which approximately $4,214,000 was outstanding as of August 31, 2025. See Notes 4 and 10 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report for further explanation. Our ability to continue to secure financing is subject to our satisfaction of certain covenants contained in such agreements. Our ability to secure favorable financing is affected by various factors, including the macroeconomic environment, inflation and borrowing interest rates. In addition, we may need to pursue additional debt or equity financing or to refinance our existing loans, which funding may not be available on acceptable or favorable terms, on a timely basis or at all. The securities that might be issued in any future equity financing may have rights, preferences, and privileges that are senior to our common stock. Our failure to obtain such funding could adversely impact our ability to execute our business plan and our financial condition and results of operations.

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

There is currently no established trading market for our common stock, and the trading volume of our common stock on the OTC market has been generally low. As of August 31, 2025, the number of shares held by non-affiliates of Mr. Ceiley was less than 200,000 shares. If Mr. Ceiley sells or seeks to sell a substantial number of his shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. Due to the limited available public float, certain investors may not be able or willing to invest in the Company’s securities, which could also impact the market price of our common stock.

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

We currently have, and from time to time have had, material weaknesses in our internal controls over financial reporting due to a variety of issues, including, without limitation, significant deficiencies in the process related to the preparation of our consolidated financial statements, segregation of duties, sufficient control in the area of financial reporting oversight and review, and appropriate personnel to ensure the complete and proper application of GAAP as it relates to certain routine accounting transactions. As previously disclosed, a material weakness existed as of August 31, 2024, related to the Company’s internal controls over the financial reporting related to our financial closing process, including manual journal entries recorded in the preparation of the consolidated financial statements related to the Company’s lease accounts, and certain inventory and accrued liability accounts. Although we believe we are making progress in mitigating these material weaknesses, we may experience material weaknesses or significant deficiencies in the future and may fail to maintain a system of internal control over financial reporting that complies with the applicable reporting. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our consolidated financial statements in a timely manner that presents fairly, in accordance with GAAP, our financial condition and results of operations. The existence of any such deficiencies and/or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our consolidated financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

Our cybersecurity policies and processes are fully integrated into our Risk Management procedures and are based on the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (NIST Cybersecurity Framework), a toolkit for organizations to manage cybersecurity risk in its assessment of cybersecurity capabilities and in developing cybersecurity priorities. In addition to internal assessments, our cybersecurity strategy and capabilities are evaluated and audited against the NIST Framework and industry best practices by independent, third-party, leading specialists in cybersecurity. We strive to create a culture of cybersecurity resilience and awareness. This tone is reinforced with our employees through education and periodic testing. We continue to improve our programs and invest in the security of our systems, operations, people, infrastructure, and cloud environments. Our cybersecurity strategy seeks to follow industry best practices designed to ensure compliance with applicable global privacy and regulatory requirements. To protect our customers, we administer physical, technological and administrative controls on data privacy and security. We regularly validate our security controls by performing penetration testing, compliance audits, as well as proactive security testing to ensure our systems and controls are secure. Management also periodically briefs the Board of Directors on our strategy and roadmap in alignment with the NIST Cybersecurity Framework and we plan to continue providing the Board with regular updates regarding cybersecurity risks, threat landscape and overall program progress.

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

We provide our Board of Directors with a comprehensive annual report of cybersecurity risks, threat landscape, and overall program status. On an annual basis, the President also will report to the Board of Directors on various metrics on threat management, incident response and recovery planning, along with industry benchmarks.

Item 2.  Properties

We have 51 sales offices and seven distribution centers located throughout the United States and in Canada and have one additional sales office in Asia located in the Philippines. We plan to open an additional international sales office in Chihuahua, Mexico in December 2025.

In September 2019, Bisco entered into a Commercial Lease Agreement (the “Hunter Lease”) with the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, our Chief Executive Officer, Chairman of the Board and majority shareholder. The Hunter Lease had a lease term that expired on August 31, 2029. Pursuant to the Hunter Lease, Bisco has leased from the Trust approximately 80,000 square feet of office and warehouse space located at 5065 East Hunter Avenue, Anaheim, California (the “Hunter Property”). The Company moved its corporate headquarters to the Hunter Property in March 2020. The initial base rent for the Hunter Lease was $66,300 per month, which increased by 2.5% annually over the term of the lease. On October 20, 2023, the Company purchased the Hunter Property from the Trust for a purchase price of $31,000,000 and terminated the Hunter Lease. The Hunter Property was purchased with cash, funded by the Company’s available cash accounts and liquidated securities. See Notes 2 and 10 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report for further explanation.  The Company recently leased an additional 25,000 square feet of additional office and warehouse space in a building adjacent to the Company’s corporate headquarters from an independent third party.

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

Item 3.  Legal Proceedings

From time to time, the Company may be named in claims arising in the ordinary course of business. Currently, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business or financial condition. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report for disclosure regarding a class action lawsuit that was recently settled.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is quoted on OTCID operated by the OTC Markets Group Inc., and was previously quoted on the OTC Pink, under the trading symbol “EACO”; however, the Company’s common stock typically has low trading volumes.

As of November 20, 2025, the Company had approximately 290 shareholders of record.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.

Item 6. [Reserved]

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

The Company’s contract with the customer is executed with a customer purchase order and performance obligations consist solely of products shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products, which the Company’s standard terms and conditions are shipping point, to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products as stated on the Company’s invoice to the customer. Revenue is recognized net of returns and any taxes collected from customers. The Company generally offers industry standard contractual terms in its terms and conditions stated on its invoices and Company website.

Deferred Tax Assets

Our income tax expense, deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our DTAs in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of DTLs, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.

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

Results of Operations

Comparison of the Fiscal Years Ended August 31, 2025 and 2024

Revenues and Gross Margin (dollars in thousands)

	Fiscal Years Ended August 31,		$	%
	2025	2024	Change	Change
Revenues	$427,931	$356,231	$71,700	20.1%
Cost of revenues	299,225	250,019	49,206	19.7%
Gross margin	$128,706	106,212	$22,494	21.2%
Percent of revenues	30.1%	29.8%

Revenues consist primarily of sales of component parts and fasteners and also include, to a lesser extent, kitting charges and order fees, as well as freight charged to customers. The increase in revenues in fiscal 2025 compared to fiscal 2024 was largely due to an expanding sales force during fiscal 2025, which increased by 28 sales employees when comparing to fiscal 2024. We believe that increasing sales headcount led to the acquisition of new customers and the ability to sell more products to existing customers and creating better customer relationships. Additionally, revenues for fiscal 2025 have increased when compared to fiscal 2024 primarily due to higher inventory stock available and an increased demand for those products. Gross margin for fiscal 2025 has increased when compared to fiscal 2024 primarily due to developing better relationships with vendors and customers, which allowed us to negotiate better pricing from our vendors and quote more products to customers with higher margins.

Selling, General and Administrative Expense (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
	2025	2024	Change	Change
Operating expense:
Selling, general and administrative expenses	$86,863	$80,971	$5,892	7.3%
Impairment on termination of lease	—	3,906	(3,906)	(100.0)%
Operating expenses	$86,863	$84,877	1,986	2.3%
Percent of revenues	20.3%	23.8%		(3.5)%

Selling, general and administrative (“SG&A”) expense consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and advertising costs. SG&A in fiscal 2025 increased from fiscal 2024 largely due to higher year end bonuses of $7,634,000 related to record sales in fiscal 2025 and to a lesser extent, due to higher personnel costs related to an increase in the number of sales and administrative employees, from 604 employees in fiscal 2024 to 644 employees in fiscal 2025.

Fiscal 2024 included legal expense accrual in the amount of approximately $7,795,000 related to a class action lawsuit to which a settlement agreement was made. See Note 8 of the Notes to Consolidated Financial Statements of this Annual Report for further explanation. During the first quarter of fiscal 2024, the Company also recognized an impairment loss of $3,906,000 due to the purchase of the Hunter Property and the corresponding termination of the Hunter Lease.

Operating expenses as a percent of revenue in the current period decreased from the prior year period primarily due to the impairment loss and legal settlement accrual that was recorded in fiscal 2024.

Other Income (Expense), Net (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
Other (expense) income:	2025	2024	Change	Change
Realized gain on sales of marketable trading securities	$804	$452	$352	77.9%
Unrealized gain (loss) on marketable trading securities	469	(324)	793	244.8%
Interest and other (expense)	(204)	(177)	(27)	15.3%
Other (expense) income, net	$1,069	$(49)	$1,118	2,281.6%
Other (expense) income, net as a percent of revenues	0.2%	—%

Other income (expense), net includes income or losses on investments in marketable equity securities of other publicly-held domestic corporations, interest income (expense), and other nonoperating activities. The Company’s investment strategy consists of both long and short positions. The Company experienced net realized and unrealized gains from trading securities of approximately $1,273,000 and net realized and unrealized gains of approximately $128,000 in fiscal 2025 and fiscal 2024, respectively. The trading securities gains in fiscal 2025 and fiscal 2024 were primarily due to timing of sale of investments and general market climate of investment positions at year-end.

Interest and other expense increased by $30,000 primarily due to a reduction in interest income earned, which was due to excess cash being used to purchase investments instead of interest bearing treasury accounts.

Income Tax Provision (dollars in thousands)

	Fiscal Years Ended
	August 31,		$	%
	2025	2024	Change	Change
Provision for income taxes	$10,618	$6,335	$4,283	67.6%
Percent of pre-tax income	24.7%	29.8%		5.1%

The provision for income taxes increased by $4,283,000 in fiscal 2025 compared to fiscal 2024, which was primarily a result of higher book income in fiscal 2025 as compared to fiscal 2024. The income tax provision as a percentage of pre-tax income decreased by 5.1% in fiscal 2025 compared to fiscal 2024, which was primarily due to our prior year tax payable reconciliations and IRS refunds received in 2025.

Liquidity and Capital Resources

As of August 31, 2025 and 2024, the Company held approximately $738,000 and $843,000 of unrestricted cash and cash equivalents, respectively. The Company also held $30,375,000 and $14,748,000 of marketable securities at August 31, 2025 and August 31, 2024, respectively, which could be liquidated, if necessary.  The Company on a regular basis, uses its excess cash from operating activities to purchase short term investments. The Company also liquidates these investments time to time when cash is needed to cover operating or extraordinary expenses.

The Company currently has an available $20,000,000 line of credit with the Bank. The Company entered into a Change in Terms Agreement dated April 12, 2024 with the Bank, which increased the principal loan amount under the line of credit to $20,000,000 and extended the maturity date of the line of credit from July 5, 2024 to February 15, 2026. The line of credit has a variable interest rate set at the bank prime index rate, provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of August 31, 2025 and August 31, 2024, the Company was in compliance with all such covenants. The Company expects to renew the line of credit in the coming months before the agreement expires. There was no outstanding balance on the line of credit as of each of August 31, 2025 and August 31, 2024.

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

In April 2024, the Company engaged in a mediation concerning a pending class action lawsuit and settled with court approval for the aggregate amount of $7,795,000 during fiscal 2025. In September 2025, the Company used existing cash and cash equivalents generated from operations to fund and complete the payment of the settlement. See Note 8 of the Notes to Consolidated Financial Statements of this Annual Report for further information.

EACO has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank that is renewed annually in order to obtain a $100,000 letter of credit as security for the Company’s workers’ compensation requirements.

Cash Flows from Operating Activities

During fiscal 2025, the Company provided $17,169,000 in net cash from its operating activities. The current period cash provided by operating activities was primarily due to the increases in net income, and to a lesser extent, an increase in trade accounts payable and accrued expenses. Increases in net income in fiscal 2025 is primarily due to increased sales orders and higher gross margin. Increases in accrued expenses is primarily due increases in accrued payroll and accrued accounts payable related to inventory purchases. Increases in trade accounts payable is primarily due to an increase in inventory. The increase in cash provided by operating activities was partially offset by increases in inventory purchases and trade accounts receivable.  Increases in trade accounts receivable increased due to increased sales orders during the period.  Inventory increased due to increases in sales and inventory purchases for projected sales.

During fiscal 2024, the Company provided $14,077,000 in net cash from its operating activities. The fiscal 2024 period cash provided by operating activities was primarily due to net income of $14,951,000 and an increase in accrued expenses and in prepaid and other assets. This was partially offset by increases in trade accounts receivable and inventory. Increases in accrued expenses is primarily due to increases in inventory.

Cash Flows from Investing Activities

Cash used in investing activities was $16,442,000 for fiscal 2025. This was primarily due to the purchase of marketable securities. with excess cash the Company accumulated through its business operations. Management expects to continue moving excess cash to investments though the following fiscal year.

Cash used in investing activities was $20,455,000 for fiscal 2024. This was primarily due to the purchase of the Hunter Property for $31,000,000 in October 2023, which was partially offset by proceeds from the sale of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities for fiscal 2025 was $843,000, which was primarily due to a decrease in bank overdraft when comparing fiscal 2025 to fiscal 2024. Bank overdraft represents outstanding checks in excess of cash held in our bank account. If the bank account is over drawn, the Company has a nightly sweep feature, which funds the outgoing cash account from the main deposit bank account. If the main deposit account does not have enough cash to cover the sweep, the deposit account is funded by the line of credit to cover the remaining sweep balance. The cash used in financing activities for the prior period is primarily due to a decrease in the bank overdraft balance.

Contractual Financial Obligations

In addition to using cash flow generated from operations, the Company finances its operations through borrowings from banks. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result that debt agreements, including lease obligations, are recorded as liabilities in the accompanying consolidated balance sheets.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.  Financial Statements and Supplementary Data

EACO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of EACO Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EACO Corporation (the “Company”) as of August 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years ended August 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years ended August 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America..

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

Irvine, California

November 20, 2025

EACO Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 31,	August 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$728	$843
Restricted cash	10	10
Trade accounts receivable, net	65,863	53,272
Inventory, net	83,980	69,602
Marketable securities, trading	30,375	14,748
Prepaid expenses and other current assets	5,009	3,526
Total current assets	185,965	142,001
Non-current Assets:
Property, equipment and leasehold improvements, net	34,670	35,061
Operating lease right-of-use assets	6,814	7,513
Other assets, net	2,704	3,963
Total assets	$230,153	$188,538
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$33,179	$28,054
Accrued expenses and other current liabilities	29,762	24,910
Current portion of long-term debt	135	129
Current portion of operating lease liabilities	2,843	2,708
Total current liabilities	65,919	55,801
Non-current Liabilities:
Long-term debt	4,079	4,214
Operating lease liabilities	4,305	4,892
Total liabilities	74,303	64,907
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	74	73
Retained earnings	143,348	111,130
Total shareholders’ equity	155,850	123,631
Total liabilities and shareholders’ equity	$230,153	$188,538

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended
	August 31,
	2025	2024
Revenues	$427,931	$356,231
Cost of revenues	299,225	250,019
Gross margin	128,706	106,212
Operating expenses:
Selling, general and administrative expenses	86,863	80,971
Impairment on termination of lease	—	3,906
Income from operations	41,843	21,335

Other income (expense):
Net gain on trading securities	1,273	128
Interest and other expense	(204)	(177)
Other income (expense), net	1,069	(49)
Income before income taxes	42,912	21,286
Provision for income taxes	10,618	6,335
Net income	32,294	14,951
Cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders	$32,218	$14,875

Basic earnings per common share	$6.63	$3.06
Diluted earnings per common share	6.59	3.05
Basic weighted average common shares outstanding	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended
	August 31,
	2025	2024
Net income	$32,294	$14,951
Other comprehensive income, net of tax
Foreign currency translation gain	1	35
Total comprehensive income	$32,295	$14,986

See accompanying notes to consolidated financial statements.

EACO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended August 31, 2025 and 2024

(in thousands, except share information)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, August 31, 2023	36,000	$1	4,861,590	$49	$12,378	$38	$96,255	$108,721
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation gain	—	—	—	—	—	35	—	35
Net income	—	—	—	—	—	—	14,951	14,951
Balance, August 31, 2024	36,000	$1	4,861,590	$49	$12,378	$73	$111,130	$123,631
Preferred dividends	—	—	—	—	—	—	(76)	(76)
Foreign translation gain	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	32,294	32,294
Balance, August 31, 2025	36,000	$1	4,861,590	$49	$12,378	$74	$143,348	$155,850

See accompanying notes to consolidated financial statements

EACO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended August 31,
	2025	2024
Operating activities:
Net income	$32,294	$14,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,675	1,685
Bad debt credit losses	359	454
Unrealized (gain) loss on trading securities	(469)	324
Deferred tax provision	1,281	(2,401)
Impairment on termination of lease	—	3,906
Increase (decrease) in cash flow from change in:
Trade accounts receivable	(12,950)	(7,072)
Inventory	(14,378)	(13,332)
Prepaid expenses and other assets	(1,505)	407
Operating lease right-of-use assets	699	2,475
Trade accounts payable	5,763	6,720
Accrued expenses and other current liabilities	4,852	8,535
Operating lease liabilities	(452)	(2,575)
Net cash provided by operating activities	17,169	14,077
Investing activities:
Additions to property, equipment, and leasehold improvements	(1,284)	(32,611)
(Purchase) sale of marketable securities, trading	(15,158)	12,156
Net cash (used in) investing activities	(16,442)	(20,455)
Financing activities:
Preferred stock dividend	(76)	(76)
Repayments on long-term debt	(129)	(125)
Bank overdraft	(638)	(1,171)
Net cash (used in) financing activities	(843)	(1,372)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	35
Net (decrease) in cash, cash equivalents, and restricted cash	(115)	(7,715)
Cash, cash equivalents, and restricted cash - beginning of period	853	8,568
Cash, cash equivalents, and restricted cash - end of period	$738	$853
Supplemental disclosures of cash flow information:
Cash paid for interest	$204	$243
Cash paid for income taxes	$11,995	$8,505

See accompanying notes to consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2025 and 2024

Note 1. Organization

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and one additional sales office in Asia located in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries. All references herein to “fiscal 2025” and “fiscal 2024” shall refer to the fiscal years ended August 31, 2025 and 2024, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company on a regular basis, uses its excess cash from operating activities to purchase short term investments. The Company also liquidates these investments time to time when cash is needed to cover operating or extraordinary expenses.

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount, less an estimate for an allowance for credit losses. Management determines the allowance for credit losses by analyzing historical loss experience adjusted for current economic conditions, specific customer credit issues, and reasonable forecasts of future collectability. by identifying probable credit losses in the Company’s accounts receivable and reviewing historical data to estimate the collectability on items not yet specifically identified as problem accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. A trade account receivable is considered past due if any portion of the receivable balance is outstanding past the customer’s credit terms. The Company does not charge interest on past due balances. The allowance for credit losses was approximately $366,000 and $298,000 at August 31, 2025 and 2024, respectively.

Inventories

Inventories consist primarily of electronic fasteners and components, and are stated at the lower of cost or estimated net realizable value. Cost is determined using the weighted average cost that approximates the first-in, first-out method. Inventories are adjusted for slow moving or obsolete items approximating $1,975,000 and $1,837,000 at August 31, 2025 and 2024, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

On October 20, 2023, the Company completed the purchase of its corporate headquarters located at 5065 East Hunter Avenue in Anaheim, California (the “Hunter Property”) from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”) for $31,000,000 in cash. An appraisal, conducted in September 2023 by an independent third party, valued the Hunter Property at $31,000,000, which was inclusive of tenant improvements previously purchased and recorded by the Company. Upon completion of the Hunter Property purchase and the termination of the Hunter Lease during the first quarter of fiscal 2024, the Company recorded an asset impairment of $3,906,000, which was the net book carrying value of the tenant improvements at the date the building was acquired.

Marketable Trading Securities

The Company invests in marketable trading securities, which include long and short positions in equity securities. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. As of August 31, 2025 and 2024, the Company’s total obligation for securities sold, but not yet purchased was zero. Restricted cash to collateralize the Company’s obligations for short sales was zero at August 31, 2025 and 2024.

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

Freight revenue associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues in each of fiscal 2025 and fiscal 2024.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

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

We record uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit or expense that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to the unrecognized tax benefit (“UTB”) on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. On the basis of this evaluation, as of August 31, 2025 no valuation allowance has been recorded.

We are subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2025, we are no longer subject to U.S. federal, state, local, Canada examinations by tax authorities for years before 2021.

Freight and Shipping/Handling

Shipping and handling expenses are included in cost of revenues and were approximately $6,360,000 and $5,530,000 for the years ended August 31, 2025 and 2024, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are primarily comprised of digital and online advertising. For fiscal 2025 and fiscal 2024, the Company spent approximately $439,000 and $436,000 respectively, on advertising.

Operating Leases

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

Earnings Per Common Share

Basic earnings per common share for the years ended August 31, 2025 and 2024 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at August 31, 2025 and 2024. Such securities are included with the weighted average shares outstanding used to calculate diluted earnings per common share for the years ended August 31, 2025 and 2024.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (specifically, Canadian dollars used to record the assets and liabilities for Bisco Industries limited) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars at August 31, 2025 and 2024 was $0.73 and $0.74, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income. Revenue and expenses are transacted at the average exchange rates for the years ended August 31, 2025 and 2024. The average exchange rate for the years ended August 31, 2025 and 2024 was $0.71 and $0.74, respectively. The percentage of total assets held outside the United States, in Canada, was 3% as of August 31, 2025 and 2024. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

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

Net sales to customers outside the United States was 11% and related trade accounts receivable were approximately 10% at August 31, 2025. Net sales to customers outside the United States and related trade accounts receivable were both approximately at 11% at August 31, 2024. No single customer accounted for more than 10% of total revenues for either of the years ended August 31, 2025 or 2024. In addition, no single customer’s receivable balance accounted for more than 10% of the Company’s customer receivables as of either August 31, 2025 or 2024.

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended August 31,
	2025	2024
U.S.	88.9%	89.3%
Asia	4.7%	4.3%
Canada	2.9%	2.8%
Other	3.5%	3.6%
Total	100.0%	100.0%

Estimated Fair Value of Financial Instruments and Certain Nonfinancial Assets and Liabilities

The Company’s financial instruments other than its marketable securities include cash and cash equivalents, trade accounts receivable, prepaid expenses, security deposits, trade accounts payable, line of credit, accrued expenses and long-term debt. Management believes that the fair value of these financial instruments approximate their carrying amounts based on their relatively short-term nature and current market indicators, such as prevailing interest rates. The Company’s marketable securities are measured at fair value on a recurring basis. See Note 11.

During the years ended August 31, 2025 and 2024, the Company did not have any nonfinancial assets or liabilities that were measured at estimated fair value on a recurring or nonrecurring basis.

Significant Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 became effective for the Company’s annual period ending August 31, 2025 and interim periods beginning after September 1, 2025. The Company adopted this ASU for the annual report for the year ended August 31, 2025. As a result, the Company has updated its segment disclosures in “Note 9– Segment Reporting (Topic 280, “Operating Segments”),” providing more detailed information on relevant segment items in accordance with the new guidance. The adoption of ASU 2023-07 did not result in any changes to the Company’s reportable segments.

In June 2016, the FASB issued ASU 2016 - 13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective, as amended for smaller reporting companies for all periods beginning after December 15, 2022, including interim periods within those fiscal years. Management has evaluated and implemented this standard effective September 1, 2023, which had no material impact on the Company’s results of operations or financial position.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to enhance transparency into the nature and function of expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and depletion. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, ASU 2024-03 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact ASU 2024-03 will have on our consolidated financial statements and related disclosures.

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

Note 3. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are summarized as follows:

	August 31,
	2025	2024
Held for use:
Land	$13,155,000	$13,155,000
Building	19,281,000	18,713,000
Machinery and equipment	12,415,000	12,053,000
Furniture and fixtures	3,598,000	3,462,000
Vehicles	151,000	137,000
Leasehold improvements	2,796,000	2,766,000
Construction in progress	179,000	—
Total held for use	51,575,000	50,286,000
Less: accumulated depreciation and amortization	(16,905,000)	(15,225,000)
Total property, equipment, and leasehold improvements held for use, net	$34,670,000	$35,061,000

For the years ended August 31, 2025 and 2024, depreciation and amortization expense was $1,675,000 and $1,685,000, respectively.

Note 4. Debt

The Company has a $20,000,000 line of credit agreement with Citizens Business Bank (“the Bank”). On May 10, 2024, the Company executed a Change in Terms Agreement dated as of April 12, 2024 (the “Amendment”) with the Bank to modify terms of that certain Business Loan Agreement dated as of November 5, 2022 between Bisco and the Bank. The Amendment (i) extends the expiration date of the line of credit under the Loan Agreement to February 15, 2026; and (ii) increases the principal loan amount under the line of credit to $20,000,000.

The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The Company expects to renew the line of credit in the coming months before the agreement expires. No amounts were outstanding under this line of credit as of each of August 31, 2025 and August 31, 2024. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of August 31, 2025 and August 31, 2024, the Company was in compliance with all such covenants.

The Company also entered into the Construction Loan for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly (4.35% at August 31, 2025 and August 31, 2024). Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at August 31, 2025 and August 31, 2024 was $4,214,000 and $4,343,000, respectively. The Construction loan future principal due until maturity by fiscal year is as follows:

Fiscal Year	Principal Amount Due
2026	$135,000
2027	4,079,000
Total	$4,214,000

The Company has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5. Shareholders’ Equity

Earnings Per Common Share (“EPS”)

The following is a reconciliation of the numerators and denominators used in the basic and diluted computations of earnings per common share:

	Years Ended August 31,
(In thousands, except per share information)	2025	2024
EPS – basic and diluted:
Net income	$32,294	$14,951
Less: cumulative preferred stock dividend	(76)	(76)
Net income attributable to common shareholders for basic and diluted EPS computation	$32,218	$14,875
Weighted average common shares outstanding for basic EPS computation	4,861,590	4,861,590
Earnings per common share – basic	$6.63	$3.06
Weighted average common shares outstanding for diluted EPS computation	4,901,590	4,901,590
Earnings per common share – diluted	$6.59	$3.05

For the years ended August 31, 2025 and 2024, 40,000 potential common shares (issuable upon conversion of 36,000 shares of the Company’s Series A cumulative convertible preferred stock) are included in the computation of diluted earnings per share.

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

Note 6. Profit Sharing Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) plan”) for all eligible employees. Employees are eligible to contribute to the 401(k) plan after six months of employment. Under the 401(k) plan, employees may contribute up to 15% of their compensation. The Company has the discretion to match 50% of the employee contributions up to 6% of employees’ compensation. The Company’s contributions are subject to a five-year vesting period beginning the second year of service. The Company’s contribution expense was approximately $1,117,000 and $925,000 for the years ended August 31, 2025 and 2024, respectively.

Note 7. Income Taxes

The following summarizes the Company’s provision for income taxes on income from operations:

	Years Ended August 31,
	2025	2024
Current:
Federal	$6,675,000	$6,408,000
State	2,403,000	2,218,000
Foreign	260,000	387,000
	9,338,000	9,013,000
Deferred:
Federal	1,276,000	(2,253,000)
State	5,000	(425,000)
Foreign	—	—
	1,281,000	(2,678,000)
Total	$10,618,000	$6,335,000

Income taxes for the years ended August 31, 2025 and 2024 differ from the amounts computed by applying the federal blended and statutory corporate rates of 21% for both 2025 and 2024 to the pre-tax income. The differences are reconciled as follows:

	Years Ended August 31,
	2025	2024
Current:
Expected income tax provision at statutory rate	21.0%	21.0%
Increase (decrease) in taxes due to:
State tax, net of federal benefit	5.5%	6.3%
Permanent differences	(0.6)%	(0.7)%
Other, net	(1.2)%	3.2%
Income tax expense	24.7%	29.8%

The components of deferred taxes at August 31, 2025 and 2024 as included in other assets on the consolidated balance sheets, are summarized below:

	August 31,
Deferred tax assets (liabilities):	2025	2024
Net operating loss	$—	$—
Accruals and reserves	1,936,000	3,448,000
Income tax credits	—	1,000
Capital loss	42,000	39,000
Lease liability	1,902,000	1,871,000
Property and equipment, net	186,000	(101,000)
Operating lease, right-of-use assets	(1,814,000)	(1,849,000)
Unrealized gains/losses	(71,000)	53,000
Total deferred tax assets, net	$2,181,000	$3,462,000

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTA. On the basis of this evaluation, as of August 31, 2025, no valuation allowance has been recorded.

We are subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2025, we are no longer subject to U.S. federal, state, local, Canadian examinations by tax authorities for years before 2021.

Note 8. Commitments and Contingencies

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject the Company to damages or equitable remedies, and divert management and key personnel from core business operations.

In January 2023, a class action lawsuit was filed with the Los Angeles County Superior Court against Bisco, alleging wage and hour violations and related claims. The class action covers a class of former and current employees of Bisco who were employed between January 13, 2019 and the present time. In March 2023, Plaintiff filed a First Amended Complaint that added claims under the California Private Attorneys General Act (“PAGA”). Both parties requested to stay the litigation pending mediation, which mediation commenced in April 2024. As a result of the mediation, the parties agreed in principle to settle this matter for approximately $7,500,000 which settlement amount, inclusive of payroll taxes, was increased to $7,795,000 in May 2025. In July 2025, the court approved the settlement.  In anticipation of this settlement, the Company accrued $7,390,000 and $285,000 in fiscal 2024 and fiscal 2023, respectively, and an additional $120,000 was accrued in fiscal 2025 to cover the remaining settlement expense. The Company made the full settlement payment in September 2025.

Operating Lease Obligations

The Company leases its facilities and automobiles under operating lease agreements (one leased facility is currently leased from the Trust, which is beneficially owned by the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder – see Note 10), which expire on various dates through September 2029 and require minimum rental payments ranging from $1,000 to $28,000 per month. Certain of the leases contain options for renewal under varying terms.

On October 20, 2023, the Company purchased the Hunter Property from the Trust for a purchase price of $31,000,000 in cash. The Hunter Property was also previously leased from the Trust, which lease terminated upon the completion of the purchase. See Notes 2 and 10 for further explanation.

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2026	$3,166,000
2027	2,416,000
2028	1,283,000
2029	658,000
2030	183,000
Thereafter	309,000
Future minimum lease payments	$8,015,000
Less interest	867,000
Present value of minimum lease payments	$7,148,000

Operating lease cost under these leases was approximately $3,419,000 and $2,987,000 for fiscal years ended August 31, 2025 and 2024, respectively.

Other information related to operating leases is as follows:

	Years Ended August 31,
	2025		2024
Weighted average remaining lease term	2.8	years	3.1	years
Weighted average discount rate	7.2%		7.5%

The discount rate used on the operating right-of-use assets represented the Company’s incremental borrowing rate at lease inception.

Note 9. Segment Reporting (Topic 280, “Operating Segments”)

The Company applied the provisions of ASU 2023 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, for the fiscal year ended August 31, 2025 and a retroactive implementation to fiscal 2024. The amendment enhances entities’ disclosures about operating segments, products and services, geographic areas and major customers.

Corporate Structure and Chief Operating Decision Maker (“CODM”)

Management determined that the CODM is Mr. Don Wagner, the President and Chief Operating Officer of Bisco Industries, Inc. The CODM reviews the consolidated results and allocates resources at the enterprise level. The Company’s operations are conducted through its wholly-owned industrial distribution business (Bisco Industries and its Canadian subsidiary), which operates across 51 sales offices and seven distribution centers and one sales office in the Philippines. Although the business is conducted across multiple sales offices and distribution centers, management concluded that the nature of the operations, the economic environment, and the way resources are managed and performance is evaluated support a single-segment determination.  Management considered the guidance in ASC 280-10-50-4 and determined that the single reportable segment is managed on a consolidated basis.  Because the CODM manages the business as a single integrated unit, the management has identified one operating segment and one reportable segment in accordance with ASC 280.

Measurement of Segment Financials

The CODM uses consolidated revenue, regional sales reports, sales forecasting, sales and administrative headcount reports, significant operating and selling expenses, financial fluctuation analysis, forecasted inventory usage, operating income and total assets to assess the Company’s performance and to allocate resources. As a result, segment amounts are equal to the Company’s consolidated amounts for those metrics.

Description of Reportable Segment

The Company’s sole reportable segment is the industrial distribution business conducted through Bisco Industries and its Canadian subsidiary. The Company’s revenues are primarily comprised of product sales of electronic components, cable components, and a large variety of fasteners and hardware. There have been no changes to the internal segment reporting structure during fiscal 2025.

Segment Information

The Company operates as one reportable segment. The CODM reviews consolidated results to assess performance and allocate resources. Accordingly, the accompanying consolidated financial statements reflect the results of the single operating segment.

Significant Judgments and Estimate

The identification of the CODM and determination that there is a single operating and reportable segment required management judgment. Changes in the operational structure, management reporting practices or resource allocation methods could result in multiple reportable segments in future periods.

Impact of the Standard

The adoption and application of ASU 2023-07 did not change the Company’s determination of operating or reportable segments, its performance measures or the way resource allocation decisions are made. Accordingly, the application of the standard had no material effect on the Company’s consolidated financial statements or the presentation of segment information.

Note 10. Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten - year lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the fiscal year ended August 31, 2025 and 2024, the Company had cash payments related to the Glendale Lease of approximately $321,000 and $313,000, respectively.

On July 26, 2019, the Company entered into a Commercial Lease Agreement with the Trust (the “Hunter Lease”), for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 20, 2023, when the Company purchased the Hunter Property. The Hunter Lease had an initial monthly rental rate of $66,300, which was subject to annual rent increases of approximately 2.5% as set forth in the Hunter Lease. During the fiscal year ended August 31, 2025 and 2024, the Company made cash payments related to the Hunter Lease of approximately $0 and $123,000, respectively.

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

Marketable Trading Securities – The Company holds marketable trading securities, which include long and short positions that are all publicly traded securities with quoted prices in active markets. These securities are stated at fair value, which is determined using the quoted closing prices at each reporting date. Short positions represent securities sold, but not yet purchased. Short sales result in obligations to purchase securities at a later date and are separately presented as a liability in the Company’s consolidated balance sheets. The fair value of the marketable trading securities and short positions are considered to be Level 1 measurements. All marketable securities held by the Company are level 1 as of August 31, 2025 and 2024.

Note 12. Subsequent Events

Management has evaluated events subsequent to August 31, 2025, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As required by Rule 13a-15(c) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Financial Executive, who also serves as the Company’s principal financial officer. Based upon that evaluation, the Company’s Chief Financial Executive concluded that the Company’s controls and procedures were not effective as of August 31, 2025, due to a material weakness related to the Company’s internal controls over financial statement closing and reporting processes.

(b)  Management’s annual report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of  consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management, with the participation of its Chief Financial Executive, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting is not effective due to the existence of material weaknesses as of August 31, 2025, related to the Company’s internal controls over the financial statement closing process, including lease accounting and reconciliations, and accumulation of information for disclosure in the preparation of the consolidated financial statements.

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

Remediation Plan

We are in the process of developing and implementing a plan for remediation of the material weakness, including improving the capture, accounting for, and reporting of leases. We also continue to improve controls over reconciliations by implementing improved accounting software that will aid in reconciliations and monitoring of the general ledger accounts. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act. As such, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

(b) During the fourth quarter of fiscal 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information, as of August 31, 2025, regarding our directors and executive officers, including information regarding the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that such individual should serve on the Board.

Directors and Executive Officers

Directors

Each director serves a one-year term, or until such director’s successor has been elected and qualified.

Glen F. Ceiley, age 79, has served as EACO’s Chief Executive Officer and Chairman of the Board since 1999. Mr. Ceiley is also the Chief Executive Officer and Chairman of the Board of Bisco, and has held those positions since he founded Bisco in 1973. He also served as President of Bisco prior to June 2010. In addition, Mr. Ceiley is a former director of Data I/O Corporation, a publicly-held company that provides programming systems for electronic device manufacturers. Mr. Ceiley has served as a director of EACO since 1998. As the founder of Bisco with over 50 years of experience in that industry, Mr. Ceiley is uniquely qualified to provide insights into and guidance on the industry, and growth and development of the Company.

William L. Means, age 82, has served as a director of EACO since July 1999. Mr. Means served as the Vice President of Information Technology of Bisco from 2001 until his retirement in June 2010. Prior to that, from 1997 to 2001, Mr. Means was Vice President of Corporate Development of Bisco. He holds an M.B.A. degree from San Jose State University. Mr. Means provides extensive industry and information technology expertise to the Board, as well as a deep and broad understanding of the Company and its operations resulting from his years of service as an officer of Bisco.

Stephen Catanzaro, age 72, has served as a director of EACO since 1999. Mr. Catanzaro previously owned and operated an accounting and tax practice until his retirement in 2022. Prior to that, Mr. Catanzaro served as the Chief Financial Officer of Allied Business Schools, Inc., a company that provides home study courses and distance education, from April 2004 until May 2018. He also served as the Chief Financial Officer of V&M Restoration, Inc., a building restoration company, from September 2002 to February 2004, and the Chief Financial Officer of Bisco from September 1992 to March 2002. He holds a B.S. degree in Accounting from Lehman College of The City University of New York and an M.B.A. degree from Golden Gate University. Mr. Catanzaro offers to the Board valuable business and strategic insights obtained through his work in a variety of industries, as well as experience as a certified public accountant which is invaluable to his service in the Audit Committee. Mr. Catanzaro serves as the Company’s audit committee chair.

Ellen S. Bancroft, age 60, has served as a director of EACO since July 2022. Ms. Bancroft served as the Executive Vice President, Chief Legal Officer and Secretary of Semtech Corporation (Nasdaq: SMTC), a high-performance semiconductor, IoT systems, and cloud connectivity service provider from March 2024 until her retirement in November 2024. At Semtech, Ms. Bancroft was responsible for all corporate, legal, governance, M&A and SEC matters. Ms. Bancroft also served as the General Counsel and Secretary of indie Semiconductor (Nasdaq: INDI), an automotive semiconductor company, from March 2021 until May 2022. Prior to that, she was a partner at the international law firm of Morgan, Lewis & Bockius LLP since 2013, where she served as the Office Managing Partner for over five years. From 2003 to 2013, she was a partner and the California Corporate Group Head at Dorsey & Whitney LLP. As a corporate partner, she regularly counseled corporate boards and related committees, advised various public companies on their public company reporting obligations and corporate governance matters, and led a variety of M&A and corporate finance transactions. From 2018 to 2021, Ms. Bancroft served as a guest lecturer for the Corporate Governance Program at UCLA Anderson School of Business. She holds a J.D. degree from Vanderbilt University, and a B.S. degree in Business from Indiana University, Bloomington. Ms. Bancroft brings to the Board both public company, corporate governance and M&A expertise, as well as a broad legal and corporate finance background.

Executive Officers

Each executive officer holds office at the discretion of the Company’s Board, or until the officer’s successor has been elected and qualified. See above for biographical information for Mr. Ceiley, our Chief Executive Officer and Chairman of the Board.

Donald S. Wagner, age 63, has served as the President of Bisco since June 2010 and as its Chief Operating Officer since November 2007. Prior to his promotion to President, Mr. Wagner also held the title of Executive Vice President of Bisco since November 2007. Mr. Wagner has worked at Bisco since 1994 in a number of other capacities, including as Vice President of Product Management. Prior to joining Bisco, Mr. Wagner worked in the defense division at Rockwell International. He holds a B.A. degree in Communications from California State University, Fullerton.

Michael Narikawa, age 44, has served as the Chief Financial Executive and the Principal Accounting Officer of EACO and Bisco since May 2014. Prior to his promotion as Chief Financial Executive, Mr. Narikawa served as Bisco’s Accounting Supervisor from February 2009 to April 2014. Prior to joining Bisco, he was a Senior Auditor at KPMG, LLP from June 2005 to December 2008. Mr. Narikawa has a B.S. degree in Business Administration with a concentration in Accountancy from California Polytechnic State University, San Luis Obispo.

Zach Ceiley, age 45, has served as the Executive Vice President of Bisco since December 2019. Prior to such promotion, Mr. Ceiley served as Vice President of Sales and Marketing of Bisco since September 2012 and was the Northern Regional Manager of Bisco from September 2010. Since he joined Bisco in February 2003, Mr. Ceiley has served the Company in a number of other capacities in the sales department, including as Cell Manager and Area Manager. Mr. Ceiley has a B.S. degree in Communications from the University of Colorado. Zach Ceiley is the son of Glen Ceiley, who is EACO’s Chairman of the Board, Chief Executive Officer and majority shareholder and Bisco’s Chief Executive Officer and Chairman of the Board.

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

Board Meetings and Committees

In accordance with the Bylaws of EACO, which empower the Board to appoint such committees as it deems necessary and appropriate, the Board has established an Audit Committee and an Executive Compensation Committee (the “Compensation Committee”). During fiscal 2025, the Board of Directors and various committees of the Board held the following number of meetings: Board of Directors – 4; Audit Committee – 4; and Compensation Committee - 1. During fiscal 2025, no director attended less than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of any committees of the Board held while he was serving on the Board or such committee.

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

Oversight of Risk Management by the Board

While our management has the primary responsibility for identifying and mitigating risks, the Board has the overall responsibility for the oversight of such risks, with a focus on the most significant risks facing the Company. The Board’s duties in this regard are supplemented by committees of the Board. In particular, the Audit Committee focuses on financial risk, including internal controls, and is responsible for discussing with management and our independent auditors policies with respect to risk assessment and risk management, including the process by which we undertake major financial and accounting decisions. Risks related to our compensation programs are reviewed by the Compensation Committee. In connection with its responsibilities relating to risk assessment, our full Board receives reports on risk management from senior officers of the Company, including the CEO of the Company, and from the Chairman of the Audit Committee, and periodically engages in discussions of the most significant risks that the Company is facing and how these risks are being managed. While the Company has not experienced any material cyber attack or breach, the Board, with the assistance of the Audit Committee, periodically evaluates cyber security risks and has retained a third party consultant to assist it in this regard. Throughout the year, the Board plans to dedicate a portion of their meetings to review and discuss specific risk topics in greater detail.

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

The executive officers of EACO are Mr. Ceiley, the Company’s Chief Executive Officer and Chairman of the Board, and Mr. Michael Narikawa, the Company’s Chief Financial Executive and Principal Accounting Officer. Due to the nature of EACO’s operations and related consolidated financial results, no additional salary or other compensation for their service as officers of EACO was determined to be necessary, and no such compensation was provided to Mr. Ceiley or Mr. Narikawa during fiscal 2025 or fiscal 2024. However, both of them receive compensation from Bisco for their services provided to Bisco.

All compensation for the named executive officers for fiscal 2025 and fiscal 2024 was paid by Bisco. The compensation of named executive officers who serve as officers of Bisco are determined by Bisco’s Chairman of the Board, Glen Ceiley. Mr. Ceiley receives quarterly cash dividends in the amount of $19,125 on his shares of preferred stock of EACO and was paid a total of $76,500 during fiscal 2025.

Summary Compensation

The following table sets forth information regarding compensation earned from the Company (including from Bisco, our wholly-owned subsidiary) during fiscal 2025 and fiscal 2024 by (i) our Chief Executive Officer, and (ii) the two other most highly compensated executive officers who were employed by the Company (including Bisco) as of August 31, 2025 and whose total compensation exceeded $100,000 during that year. The officers listed below are collectively referred to as the “named executive officers” in this Annual Report.

	Fiscal				All Other
Name and Principal Position	Year	Salary		Bonus	Compensation		Total
Glen F. Ceiley	2025	$188,000	(1)	$4,881	$5,228	(2)	$198,109
Chief Executive Officer and Chairman of the Board of EACO and Bisco	2024	188,000	(1)	4,338	5,423	(2)	197,762
Donald S. Wagner	2025	342,678		537,364	17,006	(3)	897,048
President and Chief Operating Officer of Bisco	2024	314,672		123,291	14,736	(3)	452,700
Zachary Ceiley	2025	254,403		487,013	14,659	(3)	756,075
Executive Vice President of Bisco	2024	226,136		113,428	14,703	(3)	354,267
(1)	Includes $18,200 consulting fees payable to Glen Ceiley’s spouse, Barbara Ceiley, in each of fiscal 2025 and fiscal 2024.
(2)	Consists of the Company’s matching contribution for Mr. G. Ceiley pursuant to the Company’s Section 401(k) plan.
(3)	Includes (i) auto allowance of $6,696 payable to each of Messrs. Z. Ceiley and Wagner in fiscal 2025 and fiscal 2024; (ii) Section 401(k) matching contributions of $7,963 and $8,007 payable to Mr. Z. Ceiley in fiscal 2025 and fiscal 2024, respectively; and (iii) Section 401(k) matching contributions of $10,310 and $8,040 payable to Mr. Wagner in each of fiscal 2025 and fiscal 2024, respectively.

Outstanding Equity Awards at Fiscal Year-End

The Company did not grant any equity awards during fiscal 2025 to any named executive officer, and no outstanding equity awards were held by the named executive officers at August 31, 2025.

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

The following table sets forth the compensation of certain Company directors for the year ended August 31, 2025. (See the above “Summary Compensation” for information regarding Mr. Ceiley).

	Fees Earned or
Director	Paid in Cash	Total
Stephen Catanzaro	$19,200	$19,200
William Means	15,600	15,600
Ellen Bancroft	17,400	17,400

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below presents certain information regarding beneficial ownership of the Company’s common stock (the Company’s only voting security) as of October 31, 2025 (i) by each shareholder known to the Company to own more than five percent (5%) of the outstanding common stock, (ii) by each named executive officer and director of the Company, and (iii) by all directors and executive officers of the Company as a group. Under the rules of the SEC, the determinations of “beneficial ownership” of the Company’s common stock are based upon Rule 13d-3 under the Exchange Act. Under Rule 13d-3, shares will be deemed to be “beneficially owned” when a person has, either solely or with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of the Company’s common stock that a beneficial owner has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares of Common Stock	Percent of
Name and Address of Beneficial Owner (1)	Beneficially Owned	Class(2)
Stephen Catanzaro	—	—
Glen F. Ceiley(3)	4,702,813	95.9%
William L. Means	322	*
Donald Wagner	—	—
Zachary Ceiley	—	—
Ellen Bancroft	—	—
All executive officers and directors as a group (7 persons)(3)	4,703,135	95.9%

* Less than 1%

(1)	The address for each person named in the table is c/o Bisco Industries, Inc., 5065 East Hunter Ave, Anaheim, California 92807.

(2)	Based on 4,861,590 shares of common stock outstanding as of November 20, 2025.

(3)	Includes (i) 4,662,813 shares of common stock held by the Trust; (ii) 40,000 shares of common stock issuable upon conversion of the 36,000 shares of Series A cumulative convertible preferred stock held by the Trust (assuming no accrued unpaid dividends).

Item 13.  Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

Since September 1, 2022, except as described below or under Item 11 (Executive Compensation), there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

On July 26, 2019, the Company entered into the Hunter Lease Agreement with the Trust, for the lease of the Hunter Property, which houses the Company’s corporate headquarters. The Company completed its move to the headquarters located at the Hunter Property in March 2020. The term of the Hunter Lease commenced on September 2, 2019 and ended on October 20, 2023, when the Company purchased the Hunter Property as discussed below. The Hunter Lease had an initial monthly rental rate of $66,300, which was subject to annual rent increases of approximately 2.5% as was set forth in the Hunter Lease.

During fiscal 2025 and fiscal 2024, the Company paid approximately $321,000 and $436,000, respectively, of rent related to the Chicago Lease and Hunter Lease.

The term of the Hunter Lease ended on October 20, 2023, when the Company completed the purchase of the Hunter Property from the Trust for the amount of $31,000,000 in cash. The Company agreed to the Property Purchase primarily to utilize its cash position and to reduce its corporate overhead expenses. The Hunter Property is expected to continue to house the Company’s corporate headquarters and Anaheim distribution center for the foreseeable future. See Note 10.

Item 14.  Principal Accounting Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee also considers whether the provision by its independent accounting firm of any non-audit related services is compatible with maintaining the independence of such firm. For fiscal 2025 and fiscal 2024, the Audit Committee pre-approved all services performed for the Company by the auditor.

Principal Accountant Fees

During fiscal 2025 and fiscal 2024, the Company paid Haskell & White LLP $320,000 and $239,000, respectively, for audit fees.

Audit Fees

Audit fees consist of fees billed for professional services rendered in connection with the audit of the consolidated financial statements included in the Company’s annual reports on Form 10-K and for the reviews of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended during the years ended August 31, 2025 and 2024 and for other regulatory filings for such fiscal years.

Other Fees

There were no other fees billed by Haskell & White LLP during fiscal 2025 or fiscal 2024.

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

Number	Exhibit

4.1*	Description of Securities (Exhibit 4.1 to the Company’s form 10-K filed with the SEC on November 29, 2024 is incorporated herein by reference)
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

19.1	Statement of Policy regarding Insider Trading (Exhibit 19.1 to the Company’s form 10-K filed with the SEC on November 29, 2024 is incorporated herein by reference)
21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on November 29, 2011, is incorporated herein by reference.)
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

November 20, 2025	EACO Corporation

/s/ Glen F. Ceiley
By: Glen F. Ceiley
Its: Chairman of the Board and Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Glen F. Ceiley	Chairman of the Board and Chief Executive Officer	11/20/2025
Glen F. Ceiley	(principal executive officer and principal financial officer)

/s/ Michael Narikawa	Chief Financial Executive (principal accounting officer)	11/20/2025
Michael Narikawa

/s/ Steve Catanzaro	Director	11/20/2025
Steve Catanzaro

/s/ William Means	Director	11/20/2025
William Means

/s/ Ellen Bancroft	Director	11/20/2025
Ellen Bancroft