Form 10-Q
period 2025-11-30
EACO CORP
filed 2026-01-14
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025, or

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

Yes ☐  No ☒

As of January 13, 2026, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended
	November 30,
	2025	2024
Revenues	$110,953	$93,920
Cost of revenues	76,598	66,139
Gross margin	34,355	27,781
Operating expenses:
Selling, general and administrative expenses	21,846	18,938
Income from operations	12,509	8,843

Net gain on trading securities	43	454
Interest and other expense	(37)	(48)
Other income (expense), net	6	406
Income before income taxes	12,515	9,249
Provision for income taxes	3,195	2,361
Net income	9,320	6,888
Cumulative preferred stock dividend	(19)	(19)
Net income attributable to common shareholders	$9,301	$6,869

Basic earnings per common share	$1.91	$1.41
Diluted earnings per common share	$1.90	$1.41
Basic weighted average common shares outstanding	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2025	2024
Net income	$9,320	$6,888
Other comprehensive income, net of tax
Foreign currency translation loss	(8)	(35)
Total comprehensive income	$9,312	$6,853

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2025	2025*
ASSETS
Current Assets:
Cash and cash equivalents	$537	$728
Restricted cash	10	10
Trade accounts receivable, net	57,511	65,863
Inventory, net	88,605	83,980
Marketable securities, trading	29,719	30,375
Prepaid expenses and other current assets	6,091	5,009
Total current assets	182,473	185,965
Non-current Assets:
Property, equipment and leasehold improvements, net	35,419	34,670
Operating lease right-of-use assets	8,943	6,814
Other assets, net	2,743	2,704
Total assets	$229,578	$230,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$33,478	$33,179
Accrued expenses and other current liabilities	17,394	29,762
Current portion of long-term debt	137	135
Current portion of operating lease liabilities	3,208	2,843
Total current liabilities	54,217	65,919
Non-current Liabilities:
Long-term debt	4,045	4,079
Operating lease liabilities	6,173	4,305
Total liabilities	64,435	74,303
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	66	74
Retained earnings	152,649	143,348
Total shareholders’ equity	165,143	155,850
Total liabilities and shareholders’ equity	$229,578	$230,153
*

Derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended August 31, 2025 filed with the U.S. Securities and Exchange Commission on November 20, 2025.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

For the Three Months Ended November 30, 2025
Balance, August 31, 2025	36,000	$1	4,861,590	$49	$12,378	$74	$143,348	$155,850
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	9,320	9,320
Balance, November 30, 2025	36,000	$1	4,861,590	$49	$12,378	$66	$152,649	$165,143

For the Three Months Ended November 30, 2024
Balance, August 31, 2024	36,000	$1	4,861,590	$49	$12,378	$73	$111,130	$123,631
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(35)	—	(35)
Net income	—	—	—	—	—	—	6,888	6,888
Balance, November 30, 2024	36,000	$1	4,861,590	$49	$12,378	$38	$117,999	$130,465

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2025	2024
Operating activities:
Net income	$9,320	$6,888
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	428	433
Increase in allowance for credit losses	29	66
Deferred tax provision	(5)	(48)
Unrealized (gain) loss on trading securities	241	(213)
Increase (decrease) in cash flow from change in:
Trade accounts receivable	8,323	1,470
Inventory	(4,625)	(6,081)
Prepaid expenses and other assets	(1,116)	(995)
Operating lease right-of-use assets	(2,129)	583
Trade accounts payable	(914)	3,328
Accrued expenses and other current liabilities	(12,368)	(2,840)
Operating lease liabilities	2,233	(578)
Net cash provided by operating activities	(584)	2,013
Investing activities:
Additions to property, equipment, and leasehold improvements	(1,177)	(131)
(Purchase) sale of marketable securities, trading	415	(5,560)
Net cash (used in) investing activities	(762)	(5,691)
Financing activities:
Borrowing on revolving credit facility	3	—
Preferred stock dividend	(19)	(19)
Repayments on long-term debt	(35)	(31)
Bank overdraft	1,213	3,511
Net cash (used in) financing activities	1,162	3,461
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8)	(35)
Net (decrease) in cash, cash equivalents, and restricted cash	(191)	(252)
Cash, cash equivalents, and restricted cash - beginning of period	738	853
Cash, cash equivalents, and restricted cash - end of period	$547	$601
Supplemental disclosures of cash flow information:
Cash paid for interest	$37	$48
Cash paid for income taxes	$6,982	$9,211
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$537	$591
Restricted cash	$10	$10
Total cash, cash equivalents, and restricted cash	$547	$601

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2025

Note 1.    Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and one additional sales office located in the Philippines. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace and defense, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2025 (“fiscal 2025”). The condensed consolidated balance sheet as of August 31, 2025 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2025. Operating results for the three months ended November 30, 2025 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company regularly uses its excess cash from operating activities to purchase short- term investments. The Company may liquidates these investments time to time when cash is needed to cover operating or extraordinary expenses.

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses on our trade receivables, resulting from the inability of our customers to make payments for products sold. The allowance for credit losses is based on a variety of factors, including credit reviews, historical experience, length of time receivables are due, current economic trends and changes in customer payment behavior. We also record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The allowance for credit losses was $348,000 and $366,000 at November 30, 2025 and August 31, 2025, respectively.

Inventories, net

Inventories consist primarily of electronic fasteners and components and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items, which was approximately $2,016,000 and $1,975,000 at November 30, 2025 and August 31, 2025, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization expense is determined using the straight-line method over the estimated useful lives of the assets. The depreciable life for buildings is thirty-five years and five to seven years for furniture, fixtures and equipment. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term, whichever is less. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or disposition of the asset, the cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in earnings.  Accumulated depreciation and amortization was $17,335,000 and $16,905,000 as of November 30, 2025 and August 31, 2025, respectively. For the three months ended November 30, 2025 and 2024, depreciation and amortization expense was $428,000 and $433,000, respectively.

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

Freight revenues associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for the three months ended November 30, 2025 and 2024.

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

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, the Company uses an incremental borrowing rate based on our line of credit variable interest rate that is set at the bank prime index rate in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of November 30, 2025, the Company had right of use assets of approximately $8,943,000 and lease liabilities of approximately $9,381,000 recorded in the consolidated balance sheet. As of August 31, 2025, the Company had right of use assets of approximately $6,814,000 and lease liabilities of approximately $7,148,000 recorded in the consolidated balance sheet.

Earnings Per Common Share

Basic earnings per common share for each of the three month ended November 30, 2025 and 2024 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at each of November 30, 2025 and 2024.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (specifically, Canadian dollars used to record the assets and liabilities for Bisco Industries limited) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars to U.S. dollars on November 30, 2025 and 2024 was $0.72 and $0.71, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for each of the three months ended November 30, 2025 and 2024. The average exchange rates for the three months ended, 2025 and 2024 were $0.72 and $0.73, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Segment Reporting

The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures as of the fiscal year ended August 31, 2025 and a retroactive implementation to fiscal 2024. This ASU enhances entities’ disclosures about operating segments, products and services, geographic areas and major customers.  The Company’s sole reportable segment is the industrial distribution business conducted through Bisco Industries and its Canadian subsidiary. The Company’s revenues are primarily comprised of product sales of electronic components, cable components, and a large variety of fasteners and hardware.

The Company’s Chief Operating Decision Maker (“CODM”), Don Wagner, President and Chief Operating Officer of Bisco Industries, Inc., reviews the Company’s consolidated results and allocates resources at the enterprise level. The Company’s operations are conducted through its wholly-owned industrial distribution business, which operates across 51 sales offices and seven distribution centers and one sales office in the Philippines. Although the business is conducted across multiple sales offices and distribution centers, management concluded that the nature of the operations, the economic environment, and the way resources are managed and how performance is evaluated, support a single-segment determination.  The CODM reviews consolidated results to assess performance and allocate resources. Accordingly, the accompanying consolidated financial statements reflect the results of the single operating segment.  Management considered the guidance in ASC 280-10-50-4 and determined that the single reportable segment is managed on a consolidated basis.  Because the CODM manages the business as a single integrated unit, management has identified one operating segment and one reportable segment in accordance with ASC 280.

Concentrations

Net sales to customers outside the United States were approximately 13.6% and 11.1% of revenues for the three months ended November 30, 2025 and 2024, respectively.  The accounts receivable for international customers were approximately 11.7% and 11.0% of total accounts receivable as of November 30, 2025 and 2024, respectively. Sales to customers in Canada accounted for approximately 32.5% and 27.7% of such international sales for the three months ended November 31, 2025 and 2024, respectively. Sales to customers located within Asia accounted for approximately 33.0% and 39.1% of such international sales for the three months ended November 30, 2025 and 2024, respectively.

No single customer accounted for more than 10% of revenues for either of the three months ended November 30, 2025 and 2024. In addition, no single customer’s receivable balance accounted for more than 10% of the Company’s customer receivables as of either November 30, 2025 or 2024.

Significant Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU requires that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, this ASU requires entities to disclose additional information about income taxes paid, as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, ASU 2023-09 should be applied on a prospective basis while retrospective application is permitted.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.    Accrued Liabilities

The Company’s accrued liabilities as of November 30, 2025 and August 31, 2025 are summarized as follows (in thousands):

	November 30,	August 31,
	2025	2025
Accrued expenses and other current liabilities:

Accrued accounts payable	$3,081	$11,011
Accrued compensation and payroll	3,313	10,938
Accrued taxes	10,997	7,813
Borrowings on line of credit	3	—
Total Accrued expenses and other current liabilities	$17,394	$29,762

Note 4.    Debt

The Company has a $20,000,000 line of credit with Citizens Business Bank (the “Bank”) under a Business Loan Agreement. On May 10, 2024, the Company executed a Change in Terms Agreement dated as of April 12, 2024 (the “Amendment”) with the Bank to modify terms of that certain Business Loan Agreement dated as of November 5, 2022 between Bisco and the Bank. The Amendment (i) extended the expiration date of the line of credit under the Business Loan Agreement to February 15, 2026; and (ii) increased the principal loan amount under the line of credit to $20,000,000.

The line of credit has a variable interest rate set at the bank prime index rate, but provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The amount outstanding under this line of credit as of each of November 30, 2025 and August 31, 2025 was $3,000 and zero, respectively. The line of credit contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of November 30, 2025 and August 31, 2025, the Company was in compliance with all such covenants. The line of credit is primarily utilized for vendor payments if sufficient cash is unavailable. When balances are present on the line of credit, it is paid down daily with excess cash in our main deposit bank account.

The Company also entered into a loan agreement with the Bank on July 12, 2019 to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan was $4,807,000. Interest on the Construction Loan is payable monthly. The interest rate was 4.35% at November 30, 2025 and August 31, 2025. Concurrent with the execution of this Construction Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Construction Loan. The outstanding balance of the Construction Loan at November 30, 2025 and August 31, 2025 was $4,181,000 and $4,214,000, respectively. The Construction Loan’s future principal due until maturity by fiscal year is as follows:

Fiscal Year	Principal Amount Due
2026	$137,000
2027	4,045,000
Total	$4,182,000

The Company has also entered into a business loan agreement (and related $100,000 promissory note) with the Bank in order to obtain a $100,000 letter of credit as security for the Company’s worker’s compensation requirements.

Note 5.     Leases

The Company leases its facilities and automobiles under operating lease agreements (one distribution facility, located in Glendale Heights, IL, is leased from the Glen F. Ceiley and Barbara A. Ceiley Revocable Trust (the “Trust”), which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder). Our operating lease agreements expire on various dates through September 2027 and require minimum rental payments ranging from $1,000 to $27,000 per month. Certain of the leases contain options for renewal under varying terms.

	November 30,	August 31,
	2025	2025
Operating lease assets:
Right-of-use assets	$8,943,000	$6,814,000

Operating lease liabilities:
Current lease liabilities	$3,208,000	$2,843,000
Long-term lease liabilities	$6,173,000	$4,305,000

Weighted average remaining lease terms	3.3 years	2.8 years
Incremental borrowing rate	7.3%	7.2%

The discount rate used on the operating ROU assets represented the Company’s incremental borrowing rate at lease inception.

Minimum future rental payments under operating leases are as follows:

Years Ending August 31:
2026 (remaining three months)	$2,923,000
2027	3,300,000
2028	2,238,000
2029	1,543,000
2030	841,000
Thereafter	495,000
Future minimum lease payments	$11,340,000
Less interest	(1,959,000)
Present value of minimum lease payments	$9,381,000

Operating lease costs under these leases were approximately $995,000 and $804,000 for the three months ended November 30, 2025 and 2024, respectively.

Note 6.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year triple net lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the three months ended November 30, 2025 and 2024, the Company incurred expense related to the Glendale Lease of approximately $82,000 and $80,000, respectively.

Note 7.    Income Taxes

During the three months ended November 30, 2025 and 2024, the Company recorded an income tax provision of $3,195,000 and $2,361,000, respectively, resulting in an effective tax rate of 25.5% in both periods. The provision for income taxes increased by $834,000 in the three months period ended November 30, 2025 over the prior year period due to higher pre-tax income in the current period.

The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the three months ended November 30, 2025 and 2024, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For the three months ended November 30, 2025 and 2024, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next nine months that would materially impact its consolidated financial statements.

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

Note 9.    Subsequent Events

Management has evaluated events subsequent to November 30, 2025, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Within the context of these critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended November 30, 2025.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2025 and 2024

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2025	2024	Change	Change
Net sales	$110,953	$93,920	$17,033	18.1%
Cost of sales	76,598	66,139	10,459	15.8%
Gross profit	$34,355	$27,781	$6,574	23.7%
Gross profit as a percent of net sales	31.0%	29.6%		1.4%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special-order fees, as well as freight charged to customers.

The increase in revenues in the three months ended November 30, 2025 (“Q1 2026”) as compared to the three months ended November 30, 2024 (“Q1 2025”) was largely due to increased sales of our products as a result of the expansion of our sales force and increasing demand from customers. We increased the number of sales personnel and sales management by 45 employees in the current period, from 326 sales employees in Q1 2025 to 471 sales employees in Q1 2026. We believe that increasing sales headcount leads to the addition of new customers and enables us to sell more products to existing customers. Revenues and gross profit for Q1 2026 also increased as compared to Q1 2025 due to the development of better relationships with vendors and customers, and higher inventory stock readily available to meet customer demand in the current period, particularly in the aerospace and defense industries.  Gross profit as a percent of net sales has increased 1.4%, primarily due to the development of better relationships with our customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2025	2024	Change	Change
Selling, general and administrative expenses	$21,846	$18,938	$2,908	15.4%
Percent of net sales	19.7%	20.2%		(0.5)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q1 2026 increased from Q1 2025 primarily due to higher employee payroll expenses and benefit expenses due to increased total employee headcount, which increased from 605 employees in Q1 2025 to 658 employees in Q1 2026.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
	November 30,		$	%
Other income (expense):	2025	2024	Change	Change
Realized gain on sales of marketable trading securities	$284	$241	$43	17.8%
Unrealized (loss) gain on marketable trading securities	(241)	213	(454)	(213.1)%
Interest and other (expense)	(37)	(48)	11	(22.9)
Other income (expense), net	$6	$406	$(400)	(98.5)%
Other income (expense), net as a percent of revenues	0.0%	0.4%		(0.4)%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q1 2026, the Company recognized a net gain on trading securities of $43,000 as compared to a net gain of $454,000 in Q1 2025. The net trading securities gain in Q1 2026 and Q1 2025 was primarily due to timing of sales and purchases and general market climate for short and long positions during the applicable period.

Interest and other expense, net, decreased in Q1 2026 compared to Q1 2025, which was primarily due to interest expense from borrowings on the line of credit being slightly higher during Q1 2025 as compared to Q1 2026.

Income Tax Provision ($ in thousands)

	Three Months Ended
	November 30,		$	%
	2025	2024	Change	Change
Income tax provision	$3,195	$2,361	$834	35.3%
Percent of pre-tax income	25.5%	25.5%		—%

The provision for income taxes increased by $834,000 in Q1 2026 over the same prior year period. This increase was primarily due to higher income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income remained consistent at 25.5% at Q1 2025 and Q1 2026.

Liquidity and Capital Resources

As of November 30, 2025 and August 31, 2025, the Company held approximately $537,000 and $728,000 of unrestricted cash and cash equivalents, respectively. The Company also held $29,719,000 and $30,375,000 of marketable securities at November 30, 2025 and August 31, 2025, respectively, which could be liquidated, if necessary.

The Company currently has an available $20,000,000 line of credit with the Bank. The Company entered into a Change in Terms Agreement dated April 12, 2024 with the Bank, which increased the principal loan amount under the line of credit to $20,000,000 and extended the maturity date of the line of credit from July 5, 2024 to February 15, 2026.    The Company is currently in process of extending the line of credit with the Bank and expects it to be extended during the Company’s second quarter of fiscal year 2026. The line of credit has a variable interest rate set at the bank prime index rate, provided that in no event would such interest rate be less than 3.5% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of November 30, 2025 and August 31, 2025, the Company was in compliance with all such covenants. The outstanding balance of the line of credit as of each of November 30, 2025 and August 31, 2024 was $3,000   and zero, respectively.

In April 2024, the Company engaged in a mediation concerning a pending class action lawsuit alleging wage and hour violations and related claims.  The Company settled this lawsuit with court approval for the aggregate settlement amount of $7,795,000 during fiscal 2025. In September 2025, the Company used its existing cash and cash equivalents generated from operations to fund and complete the payment of the settlement. See Note 8 of the Notes to Consolidated Financial Statements of this Quarterly Report for further information.

Cash Flows from Operating Activities

Cash used in operating activities was $583,000 for the three months ended November 31, 2025 as compared with cash provided by operating activities of $2,013,000 for the three months ended November 30, 2024. Cash used in operating activities in the current period was primarily due to a decrease in accrued expenses and other current liabilities.  The accrued expense decreases in the current period was primarily due to the payment of the class action lawsuit settlement in September 2025. See Note 8 of the Notes to Consolidated Financial Statements of this Quarterly Report for further information.  The accrued expense decrease was also in part due to timing of inventory purchased in the period and payment of accrued bonuses from fiscal year 2025 paid in Q1 2026.  Cash used in operating activities was adversely impacted to some extent by decreases in trade accounts receivables and increases in net income. Decreases in accounts receivables were primarily due to cyclical sales decreases typically observed in the first quarter of the Company’s fiscal year. The Company expects to see increases in our accounts receivables for the remainder of the fiscal year due to our expected revenue growth.

The prior period cash provided by operating activities was primarily due to the net income in that period and an increase in trade accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $762,000 for the three months ended November 30, 2025 as compared with cash used in investing activities of $5,691,000 for the three months ended November 30, 2024. Cash used in investing activities in the current period was primarily due to increases in construction in progress related to the building expansion of our Company headquarters in Anaheim, California and also reflects the purchase of additional IT and office equipment in the current period. Cash used in investing activities in the prior year was primarily due to purchases of marketable securities.  The Company expects to continue to use cash in investing activities due to expected purchases of marketable securities with the Company’s excess cash.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended November 30, 2025 was $1,162,000 as compared with cash provided by financing activities of $3,461,000 for the three months ended November 30, 2024. The cash provided by financing activities for the current period is primarily due to the net increase in bank overdraft in the current period, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash used in financing activities for the prior period is primarily due to an increase in the bank overdraft balance. The Company expects to continue to see increases in the bank overdraft due to increased purchases of inventory due to projected sales growth as well as higher professional services in the current period related to development of system upgrades.

Contractual Financial Obligations

In addition to using cash flow generated from operations, the Company finances its operations through borrowings under its line of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transactions, with the result being that amounts owed under debt agreements and finance leases are recorded as liabilities on the consolidated balance sheets while lease obligations recorded as operating leases are disclosed in the notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in the Company’s Annual Report on Form 10-K for the year ended August 31, 2025 as filed with the SEC on November 20, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2025, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2025 because of the material weakness in internal control over financial reporting discussed below.

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

Management concluded that there was a material weakness in the Company’s internal control over financial reporting as of August 31, 2025, related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements in the closing process,, including lease accounting and reconciliations, and accumulation of information for disclosure in the preparation of the consolidated financial statements.

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

Remediation Plan

We are in the process of developing and implementing a plan for remediation of the material weakness, including improving the capture, accounting for, and reporting of leases. We plan to continue to enhance controls over reconciliations by implementing improved accounting software that should aid in reconciliations and monitoring of general ledger accounts. We plan to continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.

We are committed to maintaining a strong control environment throughout the Company. Although we believe that the above efforts have improved our internal control over financial reporting, we plan to continue to assess, implement and enhance our remediation efforts until the material weakness identified above is remediated.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended November 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended August 31, 2025, filed with the SEC on November 20, 2025, contain risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

EACO CORPORATION
(Registrant)

Date: January 13, 2026	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Controller and Chief Financial Executive
(Principal Accounting Officer)