Form 10-Q
period 2026-02-28
EACO CORP
filed 2026-04-13
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026, or

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

Yes ☐  No ☒

As of April 10, 2026, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Revenues	$117,836	$100,132	$228,789	$194,052
Cost of revenues	81,609	70,624	158,207	136,763
Gross margin	36,227	29,508	70,582	57,289
Operating expenses:
Selling, general and administrative expenses	23,439	20,414	45,285	39,352
Income from operations	12,788	9,094	25,297	17,937

Net gain on trading securities	416	30	459	484
Interest and other expense	(46)	(49)	(83)	(97)
Other income (expense), net	370	(19)	376	387
Income before income taxes	13,158	9,075	25,673	18,324
Provision for income taxes	3,361	2,312	6,556	4,673
Net income	9,797	6,763	19,117	13,651
Cumulative preferred stock dividend	(19)	(19)	(38)	(38)
Net income attributable to common shareholders	$9,778	$6,744	$19,079	$13,613

Basic earnings per common share	$2.01	$1.39	$3.92	$2.80
Diluted earnings per common share	$2.00	$1.38	$3.90	$2.79
Basic weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Net income	$9,797	$6,763	$19,117	$13,651
Other comprehensive income, net of tax
Foreign currency translation gain (loss)	66	(104)	58	(139)
Total comprehensive income	$9,863	$6,659	$19,175	$13,512

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	February 28,	August 31,
	2026	2025*
ASSETS
Current Assets:
Cash and cash equivalents	$5,140	$728
Restricted cash	10	10
Trade accounts receivable, net	64,692	65,863
Inventory, net	91,327	83,980
Marketable securities, trading	24,929	30,375
Prepaid expenses and other current assets	6,060	5,009
Total current assets	192,158	185,965
Non-current Assets:
Property, equipment and leasehold improvements, net	35,466	34,670
Operating lease right-of-use assets	8,574	6,814
Other assets, net	2,859	2,704
Total assets	$239,057	$230,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$37,092	$33,179
Accrued expenses and other current liabilities	13,772	29,762
Current portion of long-term debt	138	135
Current portion of operating lease liabilities	3,289	2,843
Total current liabilities	54,291	65,919
Non-current Liabilities:
Long-term debt	4,010	4,079
Operating lease liabilities	5,769	4,305
Total liabilities	64,070	74,303
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	132	74
Retained earnings	162,427	143,348
Total shareholders’ equity	174,987	155,850
Total liabilities and shareholders’ equity	$239,057	$230,153
*

Derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended August 31, 2025 filed with the U.S. Securities and Exchange Commission on November 20, 2025.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

For the Three and Six Months Ended February 28, 2026
Balance, August 31, 2025	36,000	$1	4,861,590	$49	$12,378	$74	$143,348	$155,850
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	9,320	9,320
Balance, November 30, 2025	36,000	1	4,861,590	49	12,378	66	152,649	165,143
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	66	—	66
Net income	—	—	—	—	—	—	9,797	9,797
Balance, February 28, 2026	36,000	$1	4,861,590	$49	$12,378	$132	$162,427	$174,987

For the Three and Six Months Ended February 28, 2025
Balance, August 31, 2024	36,000	$1	4,861,590	$49	$12,378	$73	$111,130	$123,631
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(35)	—	(35)
Net income	—	—	—	—	—	—	6,888	6,888
Balance, November 30, 2024	36,000	1	4,861,590	49	12,378	38	117,999	130,465
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(104)	—	(104)
Net income	—	—	—	—	—	—	6,763	6,763
Balance, February 28, 2025	36,000	$1	4,861,590	$49	$12,378	$(66)	$124,743	$137,105

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	February 28,
	2026	2025
Operating activities:
Net income	$19,117	$13,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	870	858
Allowance for credit losses	261	144
Deferred tax provision	(27)	(28)
Unrealized loss (gain) on trading securities	18	(100)
Increase (decrease) in cash flow from change in:
Trade accounts receivable	910	(1,615)
Inventory	(7,347)	(9,775)
Prepaid expenses and other assets	(1,179)	(778)
Operating lease right-of-use assets	(1,760)	290
Trade accounts payable	4,107	5,881
Accrued expenses and other current liabilities	(15,990)	(9,365)
Operating lease liabilities	1,910	(226)
Net cash provided by (used in) operating activities	890	(1,063)
Investing activities:
Additions to property, equipment, and leasehold improvements	(1,666)	(326)
Sale (Purchase) of marketable securities, trading	5,428	(233)
Net cash provided by (used in) investing activities	3,762	(559)
Financing activities:
Preferred stock dividend	(38)	(38)
Repayments on long-term debt	(66)	(63)
Bank overdraft	(194)	1,518
Net cash (used in) provided by financing activities	(298)	1,417
Effect of foreign currency exchange rate changes on cash and cash equivalents	58	(139)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,412	(344)
Cash, cash equivalents, and restricted cash - beginning of period	738	853
Cash, cash equivalents, and restricted cash - end of period	$5,150	$509
Supplemental disclosures of cash flow information:
Cash paid for interest	$83	$97
Cash paid for income taxes	$11,302	$9,213
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$5140	$499
Restricted cash	$10	$10
Total cash, cash equivalents, and restricted cash	$5,150	$509

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

Note 1.    Organization and Basis of Presentation

EACO Corporation (“EACO”), incorporated in Florida in September 1985, is a holding company, primarily comprised of its wholly-owned subsidiary, Bisco Industries, Inc. (“Bisco”) and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited. Substantially all of EACO’s operations are conducted through Bisco and Bisco Industries Limited. Bisco was incorporated in Illinois in 1974 and is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and one sales office located in each of the Philippines and Mexico. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace and defense, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2025 (“fiscal 2025”). The condensed consolidated balance sheet as of August 31, 2025 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2025. Operating results for the three and six months ended February 28, 2026 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company regularly uses its excess cash from operating activities to purchase short- term investments. The Company may liquidate these investments time to time when cash is needed to cover operating or extraordinary expenses.

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses on our trade receivables, resulting from the inability of our customers to make payments for products sold. The allowance for credit losses is based on a variety of factors, including credit reviews, historical experience, length of time receivables are due, current economic trends and changes in customer payment behavior. We also record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The allowance for credit losses was $375,000 and $366,000 at February 28, 2026 and August 31, 2025, respectively.

Inventories, net

Inventories consist primarily of electronic fasteners and components and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items, which was approximately $2,031,000 and $1,975,000 at February 28, 2026 and August 31, 2025, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization expense is determined using the straight-line method over the estimated useful lives of the assets. The depreciable life for buildings is thirty-five years and five to seven years for furniture, fixtures and equipment. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term, whichever is less. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or disposition of the asset, the cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in earnings.  Accumulated depreciation and amortization were $17,780,000 and $16,905,000 as of February 28, 2026 and August 31, 2025, respectively. For the three months ended February 28, 2026 and 2025, depreciation and amortization expense was $442,000 and $425,000, respectively. For the six   months ended February 28, 2026 and 2025, depreciation and amortization expense was $870,000 and $858,000, respectively.

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

The Company’s contract with the customer is executed with a customer purchase order and performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products, which the Company’s standard terms and conditions are shipping point, to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products as stated on the Company’s invoice to the customer. Revenue is recognized net of returns and any taxes collected from customers. The Company generally offers industry standard contractual terms in its terms and conditions stated on its invoices and on the Company website.

Freight revenues associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues have represented less than 1% of total revenues for the three and six   months ended February 28, 2026 and 2025.

Operating Leases

The Company determines if a contractual arrangement contains a lease, for accounting purposes, at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, the current portion of operating lease liabilities, and the operating lease liabilities in the accompanying consolidated balance sheets.

The ROU assets represent the Company’s right to control the use of a leased asset for the contractual term, and lease liabilities represent the related obligation to make lease payments arising from the contractual arrangement. Operating lease ROU assets and lease liabilities are recognized at the contract commencement date based on the present value of lease payments over the contractual term. The operating lease ROU assets also include any prepaid lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the contractual term.

Many of the Company’s leases include both lease components (such as fixed payment amounts including rent, taxes, and insurance costs) and non-lease components (such as common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases.

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

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, the Company uses an incremental borrowing rate based on our line of credit variable interest rate that is set at the bank prime index rate in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of February 28, 2026, the Company had ROU assets of approximately $8,574,000 and lease liabilities of approximately $9,058,000   recorded in the consolidated balance sheet. As of August 31, 2025, the Company had ROU assets of approximately $6,814,000 and lease liabilities of approximately $7,148,000 recorded in the consolidated balance sheet.

Earnings Per Common Share

Basic earnings per common share for each of the three and six months ended February 28, 2026 and 2025 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at each of February 28, 2026 and 2025.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (specifically, Canadian dollars used to record the assets and liabilities for Bisco Industries limited) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars to U.S. dollars on February 28, 2026 and 2025 was $0.73 and $0.70, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for each of the three and six months ended February 28, 2026 and 2025. The average exchange rates for the six months ended February 28, 2026 and 2025 were $0.72 and $0.73, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

Segment Reporting

The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures as of the fiscal year ended August 31, 2025 and a retroactive implementation to the fiscal year ended August 31, 2024 (“fiscal 2024”). This ASU enhances entities’ disclosures about operating segments, products and services, geographic areas and major customers.  The Company’s sole reportable segment is the industrial distribution business conducted through Bisco Industries and its Canadian subsidiary. The Company’s revenues are primarily comprised of product sales of electronic components, cable components, and a large variety of fasteners and hardware.

The Company’s Chief Operating Decision Maker (“CODM”), Don Wagner, President and Chief Operating Officer of Bisco Industries, Inc., reviews the Company’s consolidated results and allocates resources at the enterprise level. The Company’s operations are conducted through its wholly-owned industrial distribution business, which operates across 51 sales offices and seven distribution centers and one sales office in each of the Philippines and Mexico. Although the business is conducted across multiple sales offices and distribution centers, management concluded that the nature of the operations, the economic environment, and the way resources are managed and how performance is evaluated, support a single-segment determination.  The CODM reviews consolidated results to assess performance and allocate resources. Accordingly, the accompanying consolidated financial statements reflect the results of the single operating segment.  Management considered the guidance in Accounting Standards Codification (“ASC  ”) 280-10-50-4 and determined that the single reportable segment is managed on a consolidated basis.  Because the CODM manages the business as a single integrated unit, management has identified one operating segment and one reportable segment in accordance with ASC 280.

Concentrations

Net sales to customers outside the United States were approximately 13.2% and 11.0% of revenues for the six months ended February 28, 2026 and 2025, respectively.  The accounts receivable for international customers were approximately 10.9% and 11.0% of total accounts receivable as of February 28, 2026 and 2025, respectively. Sales to customers in Canada accounted for approximately 28.8% and 27.0% of such international sales for the six months ended February 28, 2026 and 2025, respectively. Sales to customers located within Asia accounted for approximately 40.6% and 42.0% of such international sales for the six months ended February 28, 2026 and 2025, respectively. Sales to customers located within other countries accounted for approximately 30.6% and 31.0% of such international sales for the six months ended February 28, 2026 and 2025, respectively.

Net sales to customers outside the United States were approximately 12.9% and 11.0% of revenues for the three months ended February 28, 2026 and 2025, respectively.  Sales to customers in Canada accounted for approximately 25.1% and 26.0% of such international sales for the three months ended February 28, 2026 and 2025, respectively. Sales to customers located within Asia accounted for approximately 48.2% and 44.0% of such international sales for the three months ended February 28, 2026 and 2025, respectively. Sales to customers located within other countries accounted for approximately 26.7% and 30.0% of such international sales for the three months ended February 28, 2026 and 2025, respectively.

No single customer accounted for more than 10% of revenues for either of the three and six months ended February 28, 2026 and 2025. In addition, no single customer’s receivable balance accounted for more than 10% of the Company’s customer receivables as of either February 28, 2026 or 2025.

Significant Recent Accounting Pronouncements

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU requires that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, this ASU requires entities to disclose additional information about income taxes paid, as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, ASU 2023-09 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and related disclosures.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.    Accrued Liabilities

The Company’s accrued liabilities as of February 28, 2026 and August 31, 2025 are summarized as follows (in thousands):

	February 28,	August 31,
	2026	2025
Accrued expenses and other current liabilities:

Accrued accounts payable	$5,783	$11,011
Accrued compensation and payroll	4,923	10,938
Accrued taxes	3,066	7,813
Total accrued expenses and other current liabilities	$13,772	$29,762

Note 4.    Debt

The Company has a $20,000,000 line of credit with Citizens Business Bank (the “Bank”) under a Business Loan Agreement. On February 15, 2026, the Company executed a Change in Terms Agreement dated as of February 15, 2026 (the “February 2026 Amendment”) with the Bank to modify terms of that certain Business Loan Agreement dated as November 5, 2022, as amended by that first amendment dated as of April 12, 2024(the “April 2024 Amendment”), between Bisco and the Bank. The February 2026 Amendment (i) extended the expiration date of the line of credit under the Business Loan Agreement to February 15, 2028; (ii) provided that the interest rate under the revolving line of credit will not be less than 4.000% per annum or more than the maximum rate allowed by applicable law; and (iii) modified certain financial reporting covenants referenced   in the April 2024 Amendment. Except as expressly modified, the terms of the existing indebtedness remain in full force and effect.

Borrowings on the line of credit with the Bank are secured by substantially all of the assets of the Company and its subsidiaries. The amount outstanding under this line of credit as of each of February 28, 2026 and August 31, 2025 was zero. The line of credit contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of February 28, 2026 and August 31, 2025, the Company was in compliance with all such covenants. The line of credit is primarily utilized for vendor payments if sufficient cash is unavailable. When balances are present on the line of credit, it is paid down daily with excess cash in our main deposit bank account.

The Company also entered into a loan agreement with the Bank on July 12, 2019 to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Hunter Property. The Construction Loan was a line of credit evidenced by a Promissory Note in the original principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed interest rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan (the “Term Loan”) was $4,807,000. Interest on the Term Loan is payable monthly. The interest rate was 4.35% at February 28, 2026 and August 31, 2025. Concurrent with the execution of this Term Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Term Loan. The outstanding balance of the Term Loan at February 28, 2026 and August 31, 2025 was $4,148,000 and $4,214,000, respectively. The Term Loan’s future principal due until maturity by fiscal year is as follows:

Fiscal Year	Principal Amount Due
2026	$138,000
2027	4,010,000
Total	$4,148,000

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

	February 28,	August 31,
	2026	2025
Operating lease assets:
Right-of-use assets	$8,574,000	$6,814,000

Operating lease liabilities:
Current lease liabilities	$3,289,000	$2,843,000
Long-term lease liabilities	$5,769,000	$4,305,000

Weighted average remaining lease terms	3.2 years	2.8 years
Incremental borrowing rate	7.3%	7.2%

The discount rate used on the operating ROU assets represented the Company’s incremental borrowing rate at lease inception.

Minimum future rental payments under operating leases are as follows:

Years Ending:
2026 (remaining six months)	$3,300,000
2027	3,085,000
2028	2,180,000
2029	1,328,000
2030	757,000
2031	22,000
Thereafter	241,000
Future minimum lease payments	$10,913,000
Less interest	(1,855,000)
Present value of minimum lease payments	$9,058,000

Operating lease costs under these leases were approximately $2,026,000 and $1,647,000 for the six months ended February 28, 2026 and 2025, respectively. Operating lease costs under these leases were approximately $874,000 and $843,000 for the three months ended February 28, 2026 and 2025, respectively.  Cash paid for amounts included in the measurement of lease liabilities were approximately $1,908,000 and $1,837,000 for the six months ended February 28, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of lease liabilities were approximately $1,025,000 and $932,000 for the three months ended February 28, 2026 and 2025, respectively.

Note 6.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer,

Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year triple net lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the six   months ended February 28, 2026 and 2025, the Company incurred expense related to the Glendale Lease of approximately $165,000 and $160,000, respectively.  During the three months ended February 28, 2026 and 2025, the Company incurred expense related to the Glendale Lease of approximately $83,000 and $80,000, respectively.

Note 7.    Income Taxes

During the six months ended February 28, 2026 and 2025, the Company recorded an income tax provision of $6,556,000 and $4,673,000, respectively, resulting in an effective tax rate of 25.5% in both periods. The provision for income taxes increased by $1,883,000 in the six months period ended February 28, 2026 over the prior year period due to higher pre-tax income in the current period.

During the three months ended February 28, 2026 and 2025, the Company recorded an income tax provision of $3,361,000 and $2,312,000, respectively, resulting in an effective tax rate of 25.5% in both periods. The provision for income taxes increased by $1,049,000 in the three months period ended February 28, 2026 over the prior year period due to higher pre-tax income in the current period.

The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For each of the three and six months ended February 28, 2026 and 2025, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For each of the three and six months ended February 28, 2026 and 2025, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next six months   that would materially impact its consolidated financial statements.

Note 8.    Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings and claims which arise in the normal course of our business. Any such matters and disputes could be costly and time consuming, subject the Company to damages or equitable remedies, and divert management and key personnel from core business operations.

In January 2023, a class action lawsuit was filed with the Los Angeles County Superior Court against Bisco, alleging wage and hour violations and related claims. The class action covers a class of former and current employees of Bisco who were employed between January 13, 2019 and August 23, 2024. In March 2023, Plaintiff filed a First Amended Complaint that added claims under the California Private Attorneys General Act (“PAGA”). Both parties requested to stay the litigation pending mediation, which mediation occurred in April 2024. As a result of the mediation, the parties agreed in principle to settle this matter for approximately $7,500,000 which settlement amount, inclusive of payroll taxes, was increased to $7,795,000 in May 2025. In July 2025, the court approved the settlement.  In anticipation of this settlement, the Company accrued $7,390,000 and $285,000 in fiscal 2024 and fiscal 2023, respectively, and an additional $120,000 was accrued in fiscal 2025 to cover the remaining settlement expense. The Company made the full settlement payment in September 2025.

Note 9.    Subsequent Events

Management has evaluated events subsequent to February 28, 2026, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including, but not limited to the impact of adverse economic conditions, competitive pressures, unexpected costs and losses from operations or investments, increases in costs and overhead, impact of tariffs and international conflicts, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and good relationships with suppliers, the willingness of lenders to extend financing commitments and the availability of capital resources, and the other risks set forth in “Risk Factors” in Part II, Item 1A of this Quarterly Report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof or the date of any other filing with the SEC, as applicable. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Overview

The condensed consolidated financial statements comprise the accounts of EACO and its wholly-owned subsidiary, Bisco, and Bisco’s wholly-owned Canadian subsidiary, Bisco Industries Limited.

EACO is a holding company primarily comprised of its wholly-owned subsidiary, Bisco. Bisco is a distributor of electronic components and fasteners with 51 sales offices and seven distribution centers located throughout the United States and Canada and one sales office located in each the Philippines and Mexico. Bisco supplies parts used in the manufacture of products in a broad range of industries, including the aerospace, circuit board, communication, computer, fabrication, instrumentation, industrial equipment and marine industries.

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

Within the context of these critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended February 28, 2026.

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

The Company’s performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products, which are at shipping point pursuant to the Company’s standard terms and conditions, to customers at a point in time in an amount that reflects the consideration we expect to receive in exchange for these products. Revenue is recognized net of returns and any taxes collected from customers. We generally offer industry standard contractual terms in our sales orders.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2026 and 2025

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2026	2025	Change	Change
Net sales	$117,836	$100,132	$17,704	17.7%
Cost of sales	81,609	70,624	10,985	15.6%
Gross profit	$36,227	$29,508	$6,719	22.8%
Gross profit as a percent of net sales	30.7%	29.5%		1.2%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special-order fees, as well as freight charged to customers.

The increase in revenues in the three months ended February 28, 2026 (“Q2 2026”) as compared to the three months ended February 28, 2025 (“Q2 2025”) was largely due to increased sales of our products as a result of the expansion of our sales force and increasing demand from customers. We increased the number of sales personnel and sales management by 42 employees in the current period, from 440 sales employees in Q2 2025 to 482 sales employees in Q2 2026. We believe that increasing sales headcount leads to the addition of new customers and enables us to sell more products to existing customers. Revenues and gross profit for Q2 2026 also increased as compared to Q2 2025 due to the development of better relationships with vendors and customers, and higher inventory stock readily available to meet customer demand in the current period, particularly in the aerospace and defense industries.  Gross profit as a percent of net sales has increased 1.2%, primarily due to the development of better relationships with our customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2026	2025	Change	Change
Selling, general and administrative expenses	$23,439	$20,414	$3,025	14.8%
Percent of net sales	20.0%	20.4%		(0.4)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q2 2026 increased from Q2 2025 primarily due to higher employee payroll expenses and benefit expenses due to increased total employee headcount, which increased from 627 employees in Q2 2025 to 674 employees in Q2 2026.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
	February 28,		$	%
Other income (expense):	2026	2025	Change	Change
Realized gain on sales of marketable trading securities	$193	$143	$50	35.0%
Unrealized gain (loss) on marketable trading securities	223	(113)	336	(297.3)%
Interest and other (expense)	(46)	(49)	3	(6.1)
Other income (expense), net	$370	$(19)	$389	2,047.4%
Other income (expense), net as a percent of revenues	0.3%	(0.0)%		0.3%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly-held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q2 2026, the Company recognized a net gain on trading securities of $416,000 as compared to a net gain of $30,000 in Q2 2025.  The net trading securities gains in Q2 2026 and Q2 2025 was primarily due to an increase in investments in the periods as well as the timing of sales and purchases and general market climate for short and long positions during the applicable period.

Interest and other (expense), net, decreased in Q2 2026 compared to Q2 2025, which was primarily due to less interest expense from carrying a lower balance on the line of credit during Q2 2026 as compared to Q2 2025.

Income Tax Provision ($ in thousands)

	Three Months Ended
	February 28,		$	%
	2026	2025	Change	Change
Income tax provision	$3,361	$2,312	$1,049	45.4%
Percent of pre-tax income	25.5%	25.5%		—%

The provision for income taxes increased by $1,049,000 in Q2 2026 over the same prior year period. This increase was primarily due to higher income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income remained consistent at 25.5% at Q2 2025 and Q2 2026.

Comparison of the Six Months Ended February 28, 2026 and 2025

Net Sales and Gross Profit ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2026	2025	Change	Change
Net sales	$228,789	$194,052	$34,737	17.9%
Cost of sales	158,207	136,763	21,444	15.7%
Gross profit	$70,582	$57,289	$13,293	23.2%
Gross profit as a percent of net sales	30.9%	29.5%		1.4%

The increase in revenues in the six months ended February 28, 2026 as compared to the six months ended February 28, 2025 was largely due to the expansion of our sales force headcount. The increase in revenues was also due to the development of better relationships with vendors and customers, and higher inventory stock readily available to meet customer demand in the current period.  Gross profit as a percent of net sales has increased 1.4% in the current period, primarily due to the development of better relationships with our customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2026	2025	Change	Change
Selling, general and administrative expenses	$45,285	$39,352	$5,933	15.1%
Percent of net sales	20.0%	20.3%		(0.3)%

SG&A in the six months ended February 28, 2026 increased from the same period in the prior year primarily due to higher employee payroll expenses and benefit expenses due to increased total employee headcount in the current period.

	Six Months Ended
	February 28,		$	%
Other income (expense):	2026	2025	Change	Change
Realized gain on sales of marketable trading securities	$477	$384	$93	24.2%
Unrealized (loss) gain on marketable trading securities	(18)	100	(118)	(118.0)%
Interest and other (expense)	(83)	(97)	14	14.4
Other income (expense), net	$376	$387	$(11)	(2.8)%
Other income (expense), net as a percent of revenues	0.0%	0.2%		(0.2)%

During the six months ended February 28, 2026, the Company recognized a net gain on trading securities of $459,000 as compared to a net gain of $484,000 in the same period in the prior year. The increase in the realized gain on marketable trading securities in the current period over the prior period was primarily due to a larger amount invested in treasury bond ETFs during the current period.  The change in the unrealized (loss) gain on marketable securities in the current and prior periods was primarily due to timing of purchases and general market climate for short and long positions at the end of the applicable periods.

Interest and other (expense), net, decreased in the current period compared to the same period in the prior year, which was primarily due to interest expense from borrowings on the line of credit being slightly higher in the prior year period.

Income Tax Provision ($ in thousands)

	Six Months Ended
	February 28,		$	%
	2026	2025	Change	Change
Income tax provision	$6,556	$4,673	$1,883	40.3%
Percent of pre-tax income	25.5%	25.5%		—%

The provision for income taxes increased by $1,883,000 in the six months ended February 28, 2026 when compared to the same period in the prior year. This increase was primarily due to higher income in the current period as compared to the prior year period. The income tax provision as a percent of pre-tax income remained consistent at 25.5% in both periods.

Liquidity and Capital Resources

As of February 28, 2026 and August 31, 2025, the Company held approximately $5,140,000 and $728,000 of unrestricted cash and cash equivalents, respectively. The Company also held $24,929,000 and $30,375,000 of marketable securities at February 28, 2026 and August 31, 2025, respectively, which could be liquidated, if necessary.

The Company currently has an available $20,000,000 line of credit with the Bank. The Company entered into a Change in Terms Agreement dated February 15, 2026 with the Bank, which extended the maturity date of the line of credit from February 15, 2026 to February 15, 2028. The line of credit has a variable interest rate set at the bank prime index rate, provided that in no event would such interest rate be less than 4.0% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The line of credit agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of February 28, 2026 and August 31, 2025, the Company was in compliance with all such covenants. The outstanding balance of the line of credit as of each of February 28, 2026 and August 31, 2025 was zero in both periods.

Cash Flows from Operating Activities

Cash provided by operating activities was $890,000 for the six months ended February 28, 2026 as compared with cash used in operating activities of $1,063,000 for the six months ended February 28, 2025. Cash provided by operating activities in the current period was due to net income of $19,117,000 in the six months ended February 28, 2026 and an increase in accounts payable of $4,107,000   in the current period. The increase in accounts payable is primarily due to purchases of inventory in the current period.  Increases in accounts payable is expected through the end of the current fiscal year due to our expected inventory growth. Cash provided by operating activities was adversely impacted by increases in inventory and decreases in accrued expenses and other current liabilities. The increase   in inventory was primarily due to purchases of our main line inventory and expected customer demand of products.   The decrease in accrued expenses and other current liabilities in the current period was primarily due to the payment of the class action lawsuit settlement in September 2025. See Note 8 of the Notes to Consolidated Financial Statements of this Quarterly Report for further information.   The accrued expense decrease was also in part due to timing of inventory purchased in the period and payment of accrued bonuses from fiscal 2025 paid during the current period.

The prior period cash used in operating activities was primarily due to an increase in inventory and a decrease in accrued expenses and other current liabilities.

Cash Flows from Investing Activities

Cash provided by investing activities was $3,762,000 for the six months ended February 28, 2026 as compared with cash used in investing activities of $559,000   for the six months ended February 28, 2025. Cash provided by investing activities in the current period was primarily due to the sale of marketable securities in the current period.  Sale of marketable securities were made to provide enough cash to pay the Company’s employee annual bonuses and estimated income taxes related to our fiscal year ended August 31, 2025. The Company expects to make marketable security purchases during the remainder of the fiscal year 2026 using its excess cash provided by operating activities.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended February 28, 2026 was $298,000 as compared with cash provided by financing activities of $1,417,000 for the six months ended February 28, 2025. The cash used in financing activities for the current period was primarily due to the net decrease in bank overdraft in the current period, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash provided by financing activities for the prior period was primarily due to an increase in the bank overdraft balance. The Company expects to see increases in the bank overdraft due to increased purchases of inventory due to projected sales growth and additional cash being moved to marketable securities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 28, 2026, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2026 because of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in this Quarterly Report were fairly stated in all material respects in accordance with GAAP.

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

Remediation Plan

We are in the process of developing and implementing a plan for the remediation of the material weakness. Management has implemented and adopted a third-party software to improve the capture, accounting for, and reporting of leases. We plan to continue to enhance controls over reconciliations by implementing improved accounting software that should aid in reconciliations and monitoring of general ledger accounts. We plan to continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.

We are committed to maintaining a strong control environment throughout the Company. Although we believe that the above efforts have improved our internal control over financial reporting, we plan to continue to assess, implement and enhance our remediation efforts until the material weakness identified above is remediated.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended February 28, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Change In Terms Agreement dated February 15, 2026, between Bisco Industries, Inc. and Citizens Business Bank ($20,000,000 line of credit) (Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2026, is incorporated herein by reference)

10.2	Commercial Guaranty, dated February 15, 2026, between EACO Corporation and Citizens Business Bank. (Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2026, is incorporated herein by reference.)
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

EACO CORPORATION
(Registrant)

Date: April 10, 2026	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Controller and Chief Financial Executive
(Principal Accounting Officer)