Form 10-Q
period 2026-05-31
EACO CORP
filed 2026-07-09
CIK 784539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026, or

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

Yes ☐  No ☒

As of July  9, 2026, 4,861,590 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2026	2025	2026	2025
Net sales	$142,350	$111,410	$371,139	$305,462
Cost of sales	97,904	77,337	256,111	214,100
Gross margin	44,446	34,073	115,028	91,362
Operating expenses:
Selling, general and administrative expenses	26,445	21,627	71,730	60,979
Income from operations	18,001	12,446	43,298	30,383

Net gain (loss) on trading securities	251	277	710	761
Interest and other (expense)	(47)	(46)	(130)	(143)
Other income (expense), net	204	231	580	618
Income before income taxes	18,205	12,677	43,878	31,001
Provision for income taxes	4,640	3,162	11,196	7,835
Net income	13,565	9,515	32,682	23,166
Cumulative preferred stock dividend	(19)	(19)	(57)	(57)
Net income attributable to common shareholders	$13,546	$9,496	$32,625	$23,109

Basic earnings per common share	$2.79	$1.95	$6.71	$4.75
Diluted earnings per common share	$2.77	$1.94	$6.67	$4.73
Basic weighted average common shares outstanding	4,861,590	4,861,590	4,861,590	4,861,590
Diluted weighted average common shares outstanding	4,901,590	4,901,590	4,901,590	4,901,590

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2026	2025	2026	2025
Net income	$13,565	$9,515	$32,682	$23,166
Other comprehensive income, net of tax
Foreign currency translation gain (loss)	(55)	132	3	(7)
Total comprehensive income	$13,510	$9,647	$32,685	$23,159

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	May 31,	August 31,
	2026	2025*
ASSETS
Current Assets:
Cash and cash equivalents	$758	$728
Restricted cash	10	10
Trade accounts receivable, net	72,173	65,863
Inventory, net	94,846	83,980
Marketable securities, trading	33,235	30,375
Prepaid expenses and other current assets	19,185	5,009
Total current assets	220,207	185,965
Non-current Assets:
Property, equipment and leasehold improvements, net	35,943	34,670
Operating lease right-of-use assets	9,029	6,814
Other assets, net	2,910	2,704
Total assets	$268,089	$230,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$36,093	$33,179
Accrued expenses and other current liabilities	29,886	29,762
Current portion of long-term debt	4,113	135
Current portion of operating lease liabilities	3,502	2,843
Total current liabilities	73,594	65,919
Non-current Liabilities:
Long-term debt	—	4,079
Operating lease liabilities	6,017	4,305
Total liabilities	79,611	74,303
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Convertible preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 36,000 shares outstanding (liquidation value $900)	1	1
Common stock, $0.01 par value per share; 8,000,000 shares authorized; 4,861,590 shares outstanding	49	49
Additional paid-in capital	12,378	12,378
Accumulated other comprehensive income	77	74
Retained earnings	175,973	143,348
Total shareholders’ equity	188,478	155,850
Total liabilities and shareholders’ equity	$268,089	$230,153
*

Derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended August 31, 2025 filed with the U.S. Securities and Exchange Commission on November 20, 2025.

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share information)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

For the Three and Nine Months Ended May 31, 2026
Balance, August 31, 2025	36,000	$1	4,861,590	$49	$12,378	$74	$143,348	$155,850
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	9,320	9,320
Balance, November 30, 2025	36,000	1	4,861,590	49	12,378	66	152,649	165,143
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	66	—	66
Net income	—	—	—	—	—	—	9,797	9,797
Balance, February 28, 2026	36,000	1	4,861,590	49	12,378	132	162,427	174,987
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(55)	—	(55)
Net income	—	—	—	—	—	—	13,565	13,565
Balance, May 31, 2026	36,000	$1	4,861,590	$49	$12,378	$77	$175,973	$188,478

For the Three and Nine Months Ended May 31, 2025
Balance, August 31, 2024	36,000	$1	4,861,590	$49	$12,378	$73	$111,130	$123,631
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(35)	—	(35)
Net income	—	—	—	—	—	—	6,888	6,888
Balance, November 30, 2024	36,000	1	4,861,590	49	12,378	38	117,999	130,465
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation loss	—	—	—	—	—	(104)	—	(104)
Net income	—	—	—	—	—	—	6,763	6,763
Balance, February 28, 2025	36,000	1	4,861,590	49	12,378	(66)	124,743	137,105
Preferred dividends	—	—	—	—	—	—	(19)	(19)
Foreign translation gain	—	—	—	—	—	132	—	132
Net income	—	—	—	—	—	—	9,515	9,515
Balance, May 31, 2025	36,000	$1	4,861,590	$49	$12,378	$66	$134,239	$146,733

See accompanying notes to unaudited condensed consolidated financial statements.

EACO Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2026	2025
Operating activities:
Net income	$32,682	$23,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,315	1,268
Allowance for credit losses	472	203
Deferred tax provision	(60)	(18)
Unrealized loss (gain) on trading securities	27	(205)
Increase (decrease) in cash flow from change in:
Trade accounts receivable	(6,782)	(4,781)
Inventory	(10,866)	(13,178)
Prepaid expenses and other assets	(14,322)	27
Operating lease right-of-use assets	(2,215)	774
Trade accounts payable	1,786	6,268
Accrued expenses and other current liabilities	124	(3,416)
Operating lease liabilities	2,371	(704)
Net cash provided by operating activities	4,532	9,404
Investing activities:
Additions to property, equipment, and leasehold improvements	(2,588)	(575)
Purchase of marketable securities, trading	(24,614)	(16,184)
Sale of marketable securities, trading	21,727	9,074
Net cash provided by investing activities	(5,475)	(7,685)
Financing activities:
Borrowing on revolving credit facility	—	491
Preferred stock dividend	(57)	(57)
Repayments on long-term debt	(101)	(96)
Bank overdraft	1,128	4,377
Net cash provided by financing activities	970	4,715
Effect of foreign currency exchange rate changes on cash and cash equivalents	3	(7)
Net increase in cash, cash equivalents, and restricted cash	30	6,427
Cash, cash equivalents, and restricted cash - beginning of period	738	853
Cash, cash equivalents, and restricted cash - end of period	$768	$7,280
Supplemental disclosures of cash flow information:
Cash paid for interest	$130	$143
Cash paid for income taxes	$23,493	$9,213
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$758	$7,270
Restricted cash	$10	$10
Total cash, cash equivalents, and restricted cash	$768	$7,280

See accompanying notes to unaudited condensed consolidated financial statements.

EACO CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

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

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2025 (“fiscal 2025”). The condensed consolidated balance sheet as of August 31, 2025 and related disclosures were derived from the Company’s audited consolidated financial statements as of August 31, 2025. Operating results for the three and nine months ended May 31, 2026 are not necessarily indicative of the results that may be expected for future quarterly periods or the entire fiscal year.

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

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses on our trade receivables, resulting from the inability of our customers to make payments for products sold. The allowance for credit losses is based on a variety of factors, including credit reviews, historical experience, length of time receivables are due, current economic trends and changes in customer payment behavior. We also record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The allowance for credit losses was $453,000 and $366,000 at May 31, 2026 and August 31, 2025, respectively.

Inventories, net

Inventories consist primarily of electronic fasteners and components and are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost method. Inventories are adjusted for slow moving or obsolete items, which was approximately $2,065,000 and $1,975,000 at May 31, 2026 and August 31, 2025, respectively. The adjustments to inventory costs are based upon management’s review of inventories on-hand over their expected future utilization and length of time held by the Company.

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

Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization expense is determined using the straight-line method over the estimated useful lives of the assets. The depreciable life for buildings is thirty-five years and five to seven years for furniture, fixtures and equipment. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term, whichever is less. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or disposition of the asset, the cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in earnings.  Accumulated depreciation and amortization were $18,228,000 and $16,905,000 as of May 31, 2026 and August 31, 2025, respectively. For the three months ended May 31, 2026 and 2025, depreciation and amortization expense was $445,000 and $425,000, respectively. For the nine months ended May 31, 2026 and 2025, depreciation and amortization expense was $1,315,000 and $1,268,000, respectively.

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

Freight revenues associated with product sales are recognized at point of shipment and when the criteria discussed above have been met. Freight revenues represented less than 1% of total revenues for the three and nine months ended May 31, 2026 and 2025.

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

Since most of the Company’s leases do not provide an implicit rate, as defined by GAAP, the Company uses an incremental borrowing rate based on our line of credit variable interest rate that is set at the bank prime index rate in order to determine the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate. As of May 31, 2026, the Company had ROU assets of approximately $9,029,000 and lease liabilities of approximately $9,519,000   recorded in the consolidated balance sheet. As of August 31, 2025, the Company had ROU assets of approximately $6,814,000 and lease liabilities of approximately $7,148,000 recorded in the consolidated balance sheet.

Earnings Per Common Share

Basic earnings per common share for each of the three and nine months ended May 31, 2026 and 2025 were computed based on the weighted average number of common shares outstanding. Diluted earnings per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all potentially dilutive common shares that were outstanding during the respective periods. Potentially dilutive common shares represent 40,000 common shares issuable upon conversion of 36,000 shares of Series A convertible preferred stock, which were outstanding at each of May 31, 2026 and 2025.

Foreign Currency Translation and Transactions

Assets and liabilities recorded in functional currencies other than the U.S. dollar (specifically, Canadian dollars used to record the assets and liabilities for Bisco Industries limited) are translated into U.S. dollars at the period-end rate of exchange. The exchange rate for Canadian dollars to U.S. dollars on May 31, 2026 and 2025 was $0.72 and $0.73, respectively. The resulting balance sheet translation adjustments are charged or credited directly to accumulated other comprehensive income (loss). Revenue and expenses are transacted at the average exchange rates for each of the three and nine months ended May 31, 2026 and 2025. The average exchange rates for the nine months ended May 31, 2026 and 2025 were $0.72 and $0.71, respectively. All foreign sales, excluding Canadian sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency risk exposure.

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

Concentrations

Net sales to customers outside the United States were approximately 13.4% and 11.0% of revenues for the three months ended May 31, 2026 and 2025, respectively, and related accounts receivable for international customers were approximately 12.8% and 10.0% of total accounts receivable as of May 31, 2026 and 2025, respectively. Sales to customers in Canada accounted for approximately 26.0% and 23.0% of such international sales for the three months ended May 31, 2026 and 2025, respectively. Sales to customers located within Asia accounted for approximately 36.8% and 41.0% of such international sales for the three months ended May 31, 2026 and 2025, respectively. Sales to customers located within other countries accounted for approximately 37.2% and 36.0% of such international sales for the three months ended May 31, 2026 and 2025, respectively.

Net sales to customers outside the United States were approximately 13.3% and 11.0% of revenues for the nine months ended May 31, 2026 and 2025, respectively.  The accounts receivable for international customers were approximately 12.8% and 10.0% of total accounts receivable as of May 31, 2026 and 2025, respectively. Sales to customers in Canada accounted for approximately 27.7% and 25.0% of such international sales for the nine months ended May 31, 2026 and 2025, respectively. Sales to customers located within Asia accounted for approximately 39.1% and 41.0% of such international sales for the nine months ended May 31, 2026 and 2025, respectively. Sales to customers located within other countries accounted for approximately 33.1% and 33.0% of such international sales for the nine months ended May 31, 2026 and 2025, respectively.

No single customer accounted for more than 10% of revenues for either of the three and nine months ended May 31, 2026 and 2025. In addition, no single customer’s receivable balance accounted for more than 10% of the Company’s customer receivables as of either May 31, 2026 or 2025.

Significant Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to enhance transparency into the nature and function of expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and depletion. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, ASU 2024-03 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact ASU 2024-03 will have on our consolidated financial statements and related disclosures.

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU requires that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, this ASU requires entities to disclose additional information about income taxes paid, as well as additional disclosures of pretax income and income tax expense, and to remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, ASU 2023-09 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and related disclosures.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.    Accrued Liabilities

The Company’s accrued liabilities as of May 31, 2026 and August 31, 2025 are summarized as follows (in thousands):

	May 31,	August 31,
	2026	2025
Accrued expenses and other current liabilities:

Accrued accounts payable	$10,508	$11,011
Accrued compensation and payroll	8,678	10,938
Accrued taxes	10,700	7,813
Total accrued expenses and other current liabilities	$29,886	$29,762

Note 4.    Debt

The Company has a $20,000,000 line of credit with Citizens Business Bank (the “Bank”) under a Business Loan Agreement dated as of April 12, 2024 (as amended from time to time, the “2024 Business Loan Agreement”). On February 15, 2026, the Company executed a Change in Terms Agreement (the “Amendment”) with the Bank to modify terms of the 2024 Business Loan Agreement. The Amendment (i) extended the expiration date of the line of credit under the Business Loan Agreement to February 15, 2028; (ii) provided that the interest rate under the revolving line of credit will not be less than 4.0% per annum or more than the maximum rate allowed by applicable law; and (iii) modified certain financial reporting covenants referenced in the 2024 Business Loan Agreement. Except as expressly modified, the terms of the existing indebtedness remain in full force and effect.

Borrowings on the line of credit with the Bank are secured by substantially all of the assets of the Company and its subsidiaries. The amount outstanding under this line of credit as of each of May 31, 2026 and August 31, 2025 was zero. The line of credit contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of May 31, 2026 and August 31, 2025, the Company was in compliance with all such covenants. The line of credit is primarily utilized for vendor payments if sufficient cash is unavailable. When balances are present on the line of credit, it is paid down daily with excess cash in our main deposit bank account.

The Company also entered into a loan agreement with the Bank on July 12, 2019 to borrow up to $5,000,000 (the “Construction Loan”) for the primary purpose of financing tenant improvements at the Company’s corporate headquarters in Anaheim, California (the “Hunter Property”). The Construction Loan was a line of credit evidenced by a Promissory Note in the original principal amount of up to $5,000,000 with a maturity date of May 15, 2027. The terms of the Construction Loan provide that the Company may only request advances through July 15, 2020, and thereafter, the Construction Loan would convert to a term loan with a fixed interest rate of 4.6%, which is entitled to a .25% rate discount if a demand deposit account is held with the Bank. On July 15, 2020, the amount drawn on the Construction Loan and converted to a term loan (the “Term Loan”) was $4,807,000. Interest on the Term Loan is payable monthly. The interest rate was 4.35% at each of May 31, 2026 and August 31, 2025. Concurrent with the execution of this Term Loan, Bisco entered into a commercial security agreement, dated July 12, 2019, with the Bank, pursuant to which Bisco granted the Bank a security interest in substantially all of Bisco’s personal property to secure Bisco’s obligations under the Term Loan. The outstanding balance of the Term

Loan at May 31, 2026 and August 31, 2025 was $4,113,000 and $4,214,000, respectively. The Term Loan’s future principal due until maturity by fiscal year is as follows:

Fiscal Year	Principal Amount Due
2026	$34,000
2027	4,079,000
Total	$4,113,000

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

Our operating lease agreements expire on various dates through March 2033 and require minimum rental payments ranging from $1,000 to $46,000 per month. Certain of the leases contain options for renewal under varying terms.

	May 31,	August 31,
	2026	2025
Operating lease assets:
Right-of-use assets	$9,029,000	$6,814,000

Operating lease liabilities:
Current lease liabilities	$3,502,000	$2,843,000
Long-term lease liabilities	$6,017,000	$4,305,000

Weighted average remaining lease terms	3.3 years	2.8 years
Incremental borrowing rate	7.3%	7.2%

The discount rate used on the operating ROU assets represented the Company’s incremental borrowing rate at lease inception.

Minimum future rental payments under operating leases are as follows:

Years Ending:
2026 (remaining three months)	$1,070,000
2027	3,906,000
2028	2,681,000
2029	1,822,000
2030	910,000
2031	368,000
Thereafter	184,000
Future minimum lease payments	$10,941,000
Less interest	(1,422,000)
Present value of minimum lease payments	$9,519,000

Operating lease costs under these leases were approximately $1,055,000 and $857,000 for the three months ended May 31, 2026 and 2025, respectively.  Operating lease costs under these leases were approximately $3,085,000 and $2,508,000 for the nine months ended May 31, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of lease liabilities were approximately $1,049,000 and $1,056,000 for the three months ended May 31, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of lease liabilities were approximately $2,926,000 and $2,494,000 for the nine months ended May 31, 2026 and 2025, respectively.

Note 6.    Related Party Transactions

The Company leases its Chicago area sales office and distribution center located in Glendale Heights, Illinois under an operating lease agreement (the “Glendale Lease”) from the Trust, which is the grantor trust of Glen Ceiley, the Company’s Chief Executive Officer, Chairman of the Board, and majority shareholder. The Glendale Lease is a ten-year triple net lease with an initial monthly rental rate of $22,600, which is subject to annual rent increases of approximately 2.5% as set forth in the Glendale Lease. During the three months ended May 31, 2026 and 2025, the Company incurred expense related to the Glendale Lease of approximately $83,000 and $80,000, respectively. During the nine months ended May 31, 2026 and 2025, the Company incurred expense related to the Glendale Lease of approximately $248,000 and $241,000, respectively.

Note 7.    Income Taxes

During the three months ended May 31, 2026 and 2025, the Company recorded an income tax provision of $4,640,000 and $3,162,000, respectively, resulting in an effective tax rate of 25.5% and 24.9%, respectively. The provision for income taxes increased by $1,478,000 in the three months period ended May 31, 2026 over the prior year period due to higher pre-tax income in the current period.

During the nine months ended May 31, 2026 and 2025, the Company recorded an income tax provision of $11,196,000 and $7,835,000, respectively, resulting in an effective tax rate of 25.5% and 25.3%, respectively. The provision for income taxes increased by $3,361,000 in the nine months period ended May 31, 2026 over the prior year period due to higher pre-tax income in the current period.

The current period effective tax rate differs from the statutory rate of 21% primarily due to the state tax rates and permanent book tax differences.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For each of the three and nine months ended May 31, 2026 and 2025, the Company did not have a liability for any unrecognized tax benefit. The Company has elected to classify interest and penalties as a component of its income tax provision. For each of the three and nine months ended May 31, 2026 and 2025, the Company did not have a liability for penalties or interest. The Company does not expect any changes to its unrecognized tax benefit for the next three  months   that would materially impact its consolidated financial statements.

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

Note 9.    Subsequent Events

Management has evaluated events subsequent to May 31, 2026, through the date that these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profits and capital needs. These statements are based on our current expectations, estimates, projections, and the impact of certain accounting pronouncements, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those projected or estimated, including, but not limited to the impact of adverse economic conditions, competitive pressures, the pricing and availability of our products, the impact of products offered by our competitors, unexpected costs and losses from operations or investments, increases in costs and overhead, our ability to maintain an effective system of internal controls over financial reporting, potential losses from trading in securities, our ability to retain key personnel and hire additional qualified personnel, our ability to open additional sales offices and maintain good relationships with suppliers, the willingness of lenders to extend financing commitments and the availability of capital resources, as well as the uncertainty related to international tariffs and the impact of the continuing international conflicts and the other risks set forth in “Risk Factors” in Part II, Item 1A of this Quarterly Report or identified from time to time in our other filings with the SEC and in public announcements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof or the date of any other filing with the SEC, as applicable. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

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

Within the context of these critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There have been no changes to the Company’s critical accounting policies for the three months ended May 31, 2026.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2026 and 2025

Net Sales and Gross Profit ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2026	2025	Change	Change
Net sales	$142,350	$111,410	$30,940	27.8%
Cost of sales	97,904	77,337	20,567	26.6%
Gross profit	$44,446	$34,073	$10,373	30.4%
Gross profit as a percent of net sales	31.2%	30.6%		0.6%

Net sales consist primarily of sales of component parts and fasteners, but also include, to a lesser extent, kitting charges and special-order fees, as well as freight charged to customers.

The increase in revenues in the three months ended May 31, 2026 (“Q3 2026”) as compared to the three months ended May 31, 2025 (“Q3 2025”) was largely due to increased sales of our products as a result of the expansion of our sales force and increasing demand from customers. We increased the number of sales personnel and sales management by 48 employees in the current period, from 443 sales employees in Q3 2025 to 491 sales employees in Q3 2026. We believe that increasing sales headcount enables us to sell more products to existing customers and provides additional resources to find new customers. Revenues and gross profit for Q3 2026 also increased as compared to Q3 2025 due to the development of better relationships with vendors and customers, and higher inventory stock readily available to meet customer demand in the current period, particularly in the aerospace and defense industries.  Gross profit as a percent of net sales has increased 0.6%, primarily due to the development of better relationships with our customers and vendors and high demand for products the Company has in stock. Better relationship with our vendors have enabled the Company to get better pricing for its products and access to products that are restricted to authorized distributors.

Selling, General and Administrative Expenses ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2026	2025	Change	Change
Selling, general and administrative expenses	$26,445	$21,627	$4,818	22.3%
Percent of net sales	18.6%	19.4%		(0.8)%

Selling, general and administrative expense (“SG&A”) consists primarily of payroll and related expenses for the Company’s sales and administrative staff, professional fees including accounting, legal and technology costs and expenses, and sales and marketing costs. SG&A in Q3 2026 increased from Q3 2025 primarily due to higher employee payroll and benefit expenses due to increased total employee headcount, which increased from 632 employees in Q3 2025 to 684 employees in Q3 2026.  The increase in SG&A was also attributed to higher bonus expenses and annual bonus accruals related to record sales and income for the Company in the current period.

Other Income (Expense), Net ($ in thousands)

	Three Months Ended
	May 31,		$	%
Other income (expense):	2026	2025	Change	Change
Realized gain on sales of marketable trading securities	$260	$172	$88	51.2%
Unrealized (loss) gain on marketable trading securities	(9)	105	(114)	(108.6)%
Interest and other (expense)	(47)	(46)	(1)	2.2
Other income (expense), net	$204	$231	$(27)	(11.7)%
Other income (expense), net as a percent of revenues	0.1%	0.2%		(0.1)%

Other income (expense), net, primarily consists of income or loss on trading in short-term marketable equity securities of publicly- held corporations and interest related to the Company’s debt obligations. The Company’s investment strategy consists of both long and short positions, as well as utilizing options designed to improve returns. During Q3 2026, the Company recognized a net gain on trading securities of $251,000 as compared to a net gain of $277,000 in Q3 2025.  The net trading securities change when comparing Q3 2026 and Q3 2025 was primarily due to the timing of sales and purchases and general market climate for short and long positions during the applicable period.

Interest and other (expense), net, decreased in the current period compared to the same period in the prior year, which was primarily due to interest expense from borrowings on the Company’s line of credit being slightly higher in the current year period.

Income Tax Provision ($ in thousands)

	Three Months Ended
	May 31,		$	%
	2026	2025	Change	Change
Income tax provision	$4,640	$3,162	$1,478	46.7%
Percent of pre-tax income	25.5%	24.9%		0.6%

The provision for income taxes increased by $1,478,000 in Q3 2026 over the same prior year period. This increase was primarily due to higher income in the current quarter as compared to the prior year period. The income tax provision as a percent of pre-tax income increased from 24.9% at Q3 2025 to 25.5% at Q3 2026, which was primarily due to the state tax rate mix and permanent book tax differences.

Comparison of the Nine Months Ended May 31, 2026 and 2025

Net Sales and Gross Profit ($ in thousands)

	Nine Months Ended
	May 31,		$	%
	2026	2025	Change	Change
Net sales	$371,139	$305,462	$65,677	21.5%
Cost of sales	256,111	214,100	42,011	19.6%
Gross profit	$115,028	$91,362	$23,666	25.9%
Gross profit as a percent of net sales	31.0%	29.9%		1.1%

The increase in revenues in the nine months ended May 31, 2026 as compared to the nine months ended May 31, 2025 was largely due to the expansion of our sales force headcount. The increase in revenues was also due to the development of better relationships with vendors and customers, and higher inventory stock readily available to meet customer demand in the current period.  Gross profit as a percent of net sales has increased 1.1% in the current period, primarily due to the development of better relationships with our customers and vendors.

Selling, General and Administrative Expenses ($ in thousands)

	Nine Months Ended
	May 31,		$	%
	2026	2025	Change	Change
Selling, general and administrative expenses	$71,730	$60,979	$10,751	17.6%
Percent of net sales	19.3%	20.0%		(0.7)%

SG&A in the nine months ended May 31, 2026 increased from the same period in the prior year primarily due to higher employee payroll and benefit expenses and due to increased total employee headcount in the current period. SG&A also increased in the current period when compared to the same period in the prior year due to increased bonus expense and accrued annual bonuses due to higher revenues and income in the current period.

Other Income (Expense), Net ($ in thousands)

	Nine Months Ended
	May 31,		$	%
Other income (expense) :	2026	2025	Change	Change
Realized gain on sales of marketable trading securities	$737	$556	$181	32.6%
Unrealized (loss) gain on marketable trading securities	(27)	205	(232)	(113.2)%
Interest and other (expense)	(130)	(143)	13	(9.1)
Other income (expense), net	$580	$618	$(38)	(6.1)%
Other income (expense) , net as a percent of revenues	0.0%	0.0%		0.0%

During the nine months ended May 31, 2026, the Company recognized a net gain on trading securities of $710,000 as compared to a net gain of $761,000 in the same period in the prior year. The increase in the realized gain on marketable trading securities in the current period over the prior period was primarily due to a larger amount invested in treasury bond ETFs during the current period.  The change in the unrealized (loss) gain on marketable securities in the current and prior periods was primarily due to timing of purchases and general market climate for short and long positions at the end of the applicable periods.

Interest and other (expense), net, decreased in the current period compared to the same period in the prior year, which was primarily due to interest expense from borrowings on the line of credit being slightly higher in the prior year period and having a higher interest rate of 6.75% compared to 6.00% in the current period.

Income Tax Provision ($ in thousands)

	Nine Months Ended
	May 31,		$	%
	2026	2025	Change	Change
Income tax provision	$11,196	$7,835	$3,361	42.9%
Percent of pre-tax income	25.5%	25.3%		0.2%

The provision for income taxes increased by $3,361,000 in the nine months ended May 31, 2026 when compared to the same period in the prior year. This increase was primarily due to higher income in the current period as compared to the prior year period. The income tax provision as a percent of pre-tax income remained consistent at 25.5% and 25.3% for the nine months ended May 31, 2026 and May 31, 2025, respectively.

Liquidity and Capital Resources

As of May 31, 2026 and August 31, 2025, the Company held approximately $758,000 and $728,000 of unrestricted cash and cash equivalents, respectively. The Company also held $33,235,000 and $30,375,000 of marketable securities at May 31, 2026 and August 31, 2025, respectively, which could be liquidated, if necessary.

The Company currently has an available $20,000,000 line of credit with the Bank pursuant to the 2024 Business Loan Agreement. The Company entered into the Amendment on February 15, 2026 with the Bank, which extended the maturity date of the line of credit from February 15, 2026 to February 15, 2028. The line of credit has a variable interest rate set at the bank prime index rate, provided that in no event would such interest rate be less than 4.0% per annum. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries. The 2024 Business Loan Agreement contains certain nonfinancial and financial covenants, including the maintenance of certain financial ratios. As of each of May 31, 2026 and August 31, 2025, the Company was in compliance with all such covenants. The outstanding balance of the line of credit as of each of May 31, 2026 and August 31, 2025 was zero.

Cash Flows from Operating Activities

Cash provided by operating activities was $4,532,000 for the nine months ended May 31, 2026 as compared with cash provided by operating activities of $9,404,000 for the nine months ended May 31, 2025. Cash provided by operating activities in the current period was due to net income of $32,682,000 in the nine months ended May 31, 2026 . Cash provided by operating activities was adversely impacted by increases in inventory, prepaid expenses, and accounts receivable . The increase in inventory was primarily due to purchases of our main line inventory and expected customer demand of products. The increase in prepaid expenses is due to quarterly payments of estimated income taxes for the current fiscal year  .  As of Q3 2026, the Company has paid $12,191,000 in estimated taxes related to the current fiscal year.  The increase in accounts receivable is primarily due to the increased revenues in the current period.

The prior period cash provided by operating activities was primarily due to net income in the prior year period and an increase in trade accounts payable.  Cash provided by operating activities in the prior year period was adversely impacted by increases in inventory and trade accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities was $5,475,000 for the nine months ended May 31, 2026 as compared with cash used in investing activities of $7,685,000 for the nine months ended May 31, 2025. Cash used in investing activities in the current period was primarily due to the purchase of marketable securities and leasehold improvements in the current period.  Purchase of marketable securities were made to invest the Company’s excess cash in the period. The Company expects to make marketable security purchases during the remainder of the fiscal year 2026 using its excess cash provided by operating activities.  Purchase of leasehold improvements were made for our corporate headquarters campus expansion of the Hunter Property.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended May 31, 2026 was $970,000 as compared with cash provided by financing activities of $4,715,000 for the nine months ended May 31, 2025. The cash provided by financing activities for the current period was primarily due to the net increase in bank overdraft in the current period, which represents outstanding checks in excess of cash due to the nightly sweep feature of the cash account to the line of credit with the Bank. The cash provided by financing activities for the prior period was primarily due to an increase in the bank overdraft balance. The Company expects to see increases in the bank overdraft due to increased purchases of inventory due to projected sales growth and timing of cash being moved to marketable securities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2026, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2026 because of the material weakness in internal control over financial reporting discussed below.

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

Management concluded that there was a material weakness in the Company’s internal control over financial reporting as of August 31, 2025, related to the Company’s internal controls over the financial statement closing process, including manual journal entries recorded in the preparation of the financial statements in the closing process, including lease accounting and reconciliations, and accumulation of information for disclosure in the preparation of the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended May 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EACO CORPORATION
(Registrant)

Date: July 9, 2026	/s/ Glen Ceiley
Glen Ceiley
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)

/s/ Michael Narikawa
Michael Narikawa
Controller and Chief Financial Executive
(Principal Accounting Officer)